Form 10-Q
period 1996-03-31
ERP OPERATING LTD PARTNERSHIP
filed 1996-05-15
CIK 931182

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24920


                       ERP OPERATING LIMITED PARTNERSHIP
            (Exact Name of Registrant as Specified in Its Charter)


            ILLINOIS                              36-3894853

(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)



     TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS               60606
       (Address of Principal Executive Offices)              (Zip Code)

                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                       -------       -------

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                  March 31,    December 31,
                                                                                                    1996           1995
                                                                                                 ----------    -----------
ASSETS
Investment in rental property
  Land                                                                                           $  221,098    $   210,369
  Depreciable property                                                                            2,084,874      1,976,267
                                                                                                 ----------    -----------
                                                                                                  2,305,972      2,186,636
  Accumulated depreciation                                                                         (235,211)      (217,183
                                                                                                 ----------    -----------
      Investment in rental property, net of accumulated depreciation                              2,070,761      1,969,453

Cash and cash equivalents                                                                             8,496         13,428
Investment in mortgage notes, net                                                                    86,914         87,154
Rents receivable                                                                                      1,077          1,073
Deposits - restricted                                                                                 3,681         18,272
Escrow deposits - mortgage                                                                           16,312         16,745
Deferred financing costs, net                                                                        11,720         12,653
Other assets                                                                                         18,545         22,482
                                                                                                 ----------     ----------
       Total assets                                                                              $2,217,506     $2,141,260
                                                                                                 ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                                                         $  588,434     $  561,695
  Notes, net                                                                                        348,603        348,524
  Line of credit                                                                                     27,000         92,000
  Accounts payable and accrued expenses                                                              23,014         23,544
  Accrued interest payable                                                                           12,797          8,354
  Due to affiliates                                                                                   1,416          1,568
  Rents received in advance and other liabilities                                                    11,920         11,138
  Security deposits                                                                                  10,798         10,131
  Distributions payable                                                                              35,035         30,826
                                                                                                 ----------     ----------
       Total liabilities                                                                          1,059,017      1,087,780
                                                                                                 ----------     ----------
Commitments and contingencies
  Redeemable Preference Interests                                                                      -            24,578
                                                                                                 ----------     ----------
  9 3/8% Series A Cumulative Redeemable Preference Units                                            153,000        153,000
                                                                                                 ----------     ----------
  9 1/8% Series B Cumulative Redeemable Preference Units                                            125,000        125,000
                                                                                                 ----------     ----------
Partners' capital:
     General Partner                                                                                728,787        606,517
     Limited Partners                                                                               151,702        144,385
                                                                                                 ----------     ----------
          Total partners' capital                                                                   880,489        750,902
                                                                                                 ----------     ----------
          Total liabilities and partners' capital                                                $2,217,506     $2,141,260
                                                                                                 ==========     ==========


    The accompanying notes are an integral part of the financial statements

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1996            1995
                                                       ----------------------------
REVENUES
  Rental income                                        $    101,443    $     89,426
  Fee and asset management                                    1,545           1,862
  Interest income - investment in mortgage notes              2,710             --
  Interest and other income                                     623             594
                                                       ------------    ------------
        Total revenues                                      106,321          91,882
                                                       ------------    ------------
EXPENSES
  Property and maintenance                                   28,666          25,248
  Real estate taxes and insurance                            10,279           9,290
  Property management                                         4,435           4,020
  Fee and asset management                                    1,106             986
  Depreciation                                               20,616          16,609
  Interest:
      Expense incurred                                       18,241          19,565
      Amortization of deferred financing costs                  944             786
  General and administrative                                  2,079           2,158
                                                       ------------    ------------
        Total expenses                                       86,366          78,662
                                                       ------------    ------------
Income before gain on disposition of
  property                                                   19,955          13,220
 Gain on disposition of property                              1,340             --
                                                       ------------    ------------
Net income                                             $     21,295    $     13,220
                                                       ============    ============

ALLOCATION OF NET INCOME:
Redeemable Preference Interests                        $        263    $        386
                                                       ============    ============

9 3/8% Series A Cumulative Redeemable
    Preference Units                                   $      3,586    $        --
                                                       ============    ============
9 1/8% Series B Cumulative Redeemable
    Preference Units                                   $      2,851    $        --
                                                       ============    ============

General Partner                                              11,957          10,345
Limited Partners                                              2,638           2,489
                                                       ------------    ------------
                                                       $     14,595    $     12,834
                                                       ============    ============

Net income per weighted average OP Unit outstanding    $       0.32    $       0.30
                                                       ============    ============

Weighted average OP Units outstanding                        46,210          42,414
                                                       ============    ============


    The accompanying notes are an integral part of the financial statements

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                   Three Months ended March 31,
                                                                                               ------------------------------------
                                                                                                  1996                       1995
                                                                                               ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $  21,295                  $  13,220
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Depreciation                                                                                    20,616                     16,609
  Amortization of deferred financing costs (including discount on 1999 and 2002 Notes)             1,023                        829
  Gain on disposition of property                                                                 (1,340)                        -
  Changes in assets and liabilities:
     (Increase) in rents receivable                                                                   (4)                      (162)
     Decrease (increase) in deposits - restricted                                                 14,791                       (906)
     Decrease (increase) in other assets                                                           1,108                        (62)
     (Decrease) in due to affiliates                                                                (260)                    (1,464)
     (Decrease) increase in accounts payable and accrued expenses                                   (202)                       172
     Increase in accrued interest payable                                                          4,443                      3,762
     Increase (decrease) in rents received in advance and other liabilities                          782                       (384)
                                                                                               ---------                  ---------
   Net cash provided by operating activities                                                      62,252                     31,614
                                                                                               ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                                                           (90,824)                   (42,305)
  Improvements to rental property                                                                 (5,444)                    (5,876)
  Additions to non-rental property                                                                  (384)                      (911)
  Proceeds from disposition of rental property                                                     6,252                         -
  Decrease (increase) in mortgage deposits                                                           433                     (1,807)
  Deposits (made) on rental property acquisitions                                                   (300)                        (1)
  Deposits applied on rental property acquisitions                                                   100                         -
  Decrease in investment in mortgage notes, net                                                      240                         -
  Other investing activities                                                                         157                        127
                                                                                               ---------                  ---------
   Net cash (used for) investing activities                                                      (89,770)                   (50,773)
                                                                                               ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner                                                     119,550                       (233)
  Redemption of Preference Interests                                                              (1,083)                      (251)
  Distributions paid to partners                                                                 (30,817)                   (22,039)
  Principal receipts on employee notes                                                                18                          7
  Proceeds from lines of credit                                                                   37,000                     55,000
  Repayments on lines of credit                                                                 (102,000)                    (7,000)
  Principal payments on mortgage notes payable                                                      (698)                   (13,371)
  Loan and bond acquisition costs                                                                    (51)                      (379)
  Increase in security deposits                                                                      667                        282
                                                                                               ---------                  ---------
    Net cash provided by financing activities                                                     22,586                     12,016
                                                                                               ---------                  ---------
Net (decrease) in cash and cash equivalents                                                       (4,932)                    (7,143)
Cash and cash equivalents, beginning of period                                                    13,428                     20,038
                                                                                               ---------                  ---------
Cash and cash equivalents, end of period                                                       $   8,496                  $  12,895
                                                                                               =========                  =========


    The accompanying notes are an integral part of the financial statements

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                  Three Months ended March 31,
                                                                                               ---------------------------------
                                                                                                  1996                  1995
                                                                                               ---------------------------------
Supplemental information:
  Cash paid during the period for interest                                                     $   13,798             $   15,803
                                                                                               ==========             ==========

  Mortgage loans assumed through acquisitions of rental properties                             $   27,438             $        -
                                                                                                =========              =========

  Rental property assumed through foreclosure                                                  $   10,854             $        -
                                                                                               ===========            ==========

    The accompanying notes are an integral part of the financial statements

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


DEFINITION OF SPECIAL TERMS:

Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31,1995.

1.   BUSINESS

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust (the "General Partner" or the "Company"). The Company is a Maryland real estate investment trust formed on March 31, 1993. The Company conducts substantially all of its operations through the Operating Partnership. As of March 31, 1996, the Operating Partnership controlled a portfolio of 181 multifamily residential properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   BASIS OF PRESENTATION

     The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1996 represent the consolidated financial information of the Operating Partnership and its interests in the Financing Partnerships and the Management Partnerships.

     Due to the Operating Partnership's ability to control, through ownership, the Management Partnerships and the Financing Partnerships, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

     These unaudited Consolidated Financial Statements of the Operating Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   PARTNERS' CAPITAL

     The limited partners of the Operating Partnership include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of March 31, 1996, the Limited Partners were represented by 8,945,468 partnership interests ("OP Units") which are exchangeable on a one-for-one basis into the Company's Common Shares. As of March 31, 1996, the General Partner had an approximate 81.56% interest in the Operating Partnership and the Limited Partners had an approximate 18.44% interest.

     In regards to the General Partner, net proceeds from the various offerings of the Company have been contributed by the Company to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the General Partner, the net offering proceeds are allocated between the Company (as General Partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

     Minority Interests represented by the Company's indirect 1% interest in various Financing Partnerships and LLCs are immaterial and have not been accounted for in the Consolidated Financial Statements. In addition, certain amounts due from the Company for its 1% interest in the Financing Partnerships has not been reflected in the Consolidated Balance Sheets since such amounts are immaterial to the Consolidated Balance Sheets.

4.   INVESTMENT IN RENTAL PROPERTY

     During the quarter ended March 31, 1996, the Operating Partnership acquired the seven Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portion of these transactions was primarily funded from the Operating Partnership's line of credit.

                                                                      Total
                                                                   Acquisition
  Date                                                  Number        Cost
Acquired  Property                    Location          of Units  (in thousands)
- --------  --------                    --------------    --------  --------------

02/07/96  7979 Westheimer             Houston, TX           459     $ 13,902
02/27/96  Vinings at Coral Springs    Coral Springs, FL     275       19,425
03/01/96  The Plantations             Cary, NC              344       19,822
03/05/96  Oxford & Sussex             Sunrise, FL           144        7,071
03/12/96  Pines of Cloverlane         Ann Arbor, MI         592       19,066
03/14/96  Regency Palms               Huntington Beach, CA  310       18,565
03/21/96  Port Royale II              Ft. Lauderdale, FL    161       10,157
                                                          -----     --------
                                                          2,285     $108,008
                                                          =====     ========

     In addition to the Properties mentioned above, on February 1, 1996, Management Corp. II transferred to the Operating Partnership its interest in Desert Park, a 368-unit Property located in Las

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

Vegas, Nevada, subject to $8.1 million of indebtedness, in exchange for the forgiveness of a $2.7 million note payable to the Operating Partnership.

5.   DISPOSITION OF RENTAL PROPERTIES

     On January 31, 1996, the Operating Partnership sold Sanddollar Apartments located in Tulsa, Oklahoma for a sales price of $6.2 million. The gain for financial reporting purposes was approximately $1.3 million.

6.   INVESTMENT IN MORTGAGE NOTES

     Investment in mortgage notes, net represents the Operating Partnership's investment in subordinated mortgages collateralized by the Additional Properties..

7.   REDEEMABLE PREFERENCE INTERESTS

     During the quarter ended March 31, 1996, the Operating Partnership redeemed 1,140 Preference Units for a total redemption price of approximately $1.1 million.

     On March 1, 1996, the Operating Partnership exercised its option to convert all of the remaining Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

8.   MORTGAGE NOTES PAYABLE

     As of March 31, 1996, the Operating Partnership had outstanding mortgage indebtedness of approximately $588.4 million encumbering 76 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $111.6 million) was $807.7 million. In connection with the Properties acquired during the quarter ended March 31, 1996, the Operating Partnership assumed the outstanding mortgage balances on three Properties in the aggregate amount of $27.4 million. Scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through April 1, 2027. As of March 31, 1996, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.15% to 7.63%. Subsequent to March 31, 1996, the Operating Partnership repaid the outstanding mortgage balance on one Property in the amount of $14.5 million.

9.   LINE OF CREDIT

     The Operating Partnership has a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding, Incorporated, as agent. This line of credit matures in November 1996 unless extended by the parties. Borrowings under this line of credit currently bear interest at a rate equal to the one month LIBOR, plus 1.375. As of March 31, 1996, $27 million was outstanding under this facility and was bearing interest at a weighted average interest rate of 6.77%.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

10.  NOTES

     Included in this balance are the 1999 Notes, the Floating Rate Notes and the 2002 Notes.

     The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of March 31, 1996, the unamortized discount balance was approximately $0.5 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15.

     The Floating Rate Notes are due on December 22, 1997 and currently bear interest at three-month LIBOR plus 0.75%, which is payable quarterly in arrears on the third Wednesday of each February, May, August and November of each year.

     The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of March 31, 1996 the unamortized discount balance was approximately $0.9 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each October 15 and April 15.

11.  DEPOSITS - RESTRICTED

     Deposits - restricted shown on the Operating Partnership's Consolidated Balance Sheet as of March 31, 1996 included approximately $300,000 of earnest money deposits made for property acquisitions. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Operating Partnership's Properties.

12.  COMMITMENTS AND CONTINGENCIES

     There have been no new or significant developments related to the commitments and contingencies that were discussed in Note 18 to the Operating Partnership's Form 10-K for the year ended December 31, 1995.

13.  SUBSEQUENT EVENTS

     On April 12, 1996, the Operating Partnership paid a $0.59 per OP Unit distribution for the quarter ended March 31, 1996 to OP Unit holders of record on March 29, 1996. On April 15, 1996, the Operating Partnership paid a $0.5859 distribution and a $0.5703 distribution for the quarter ended March 31, 1996 to the Company as holder of the Series A Cumulative Preference Units and the Series B Cumulative Preference Units, respectively.

     On April 16, 1996, the Operating Partnership acquired Twenty-Nine Hundred on First Apartments, a 135-unit multifamily residential property located in Seattle, Washington from an unaffiliated third party. The purchase price was approximately $11.75 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

     On April 10, 1996, the Operating Partnership entered into an agreement to acquire Lands End Apartments, a 260-unit multifamily residential property located in Pacifica, California from an unaffiliated third party. The expected purchase price is $18.5 million.

     On April 18, 1996, the Operating Partnership entered into an agreement to acquire four multifamily residential properties containing 1,300 units and a vacant land parcel from an unaffiliated third party. The expected combined purchase price is $76.3 million, including the assumption of mortgage indebtedness of $46.2 million.

     On April 23, 1996, the Operating Partnership entered into separate agreements to acquire 15 multifamily residential properties containing 6,105 units from an unaffiliated third party. The expected combined purchase price is $240.6 million.

     On April 25, 1996, the Operating Partnership entered into an agreement to acquire Woodland Hills Apartments, a 228-unit multifamily residential property located in Atlanta, Georgia from an unaffiliated third party. The expected purchase price is $12.25 million.

     On May 7, 1996, the Operating Partnership entered into an agreement to acquire Chandler Court, a 310-unit multifamily residential property located in Chandler, Arizona from an unaffiliated third party. The expected purchase price is $14 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the five preceding paragraphs.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control, through ownership, Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of limited partnerships (the "Financing Partnerships") and the LLCs, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

     Since the Company's IPO, the Operating Partnership has acquired direct or indirect interests in 119 properties (the "Acquired Properties"), containing 36,667 units in the aggregate for a total purchase price of approximately $1.8 billion, including the assumption of approximately $439.4 million of mortgage indebtedness. The Operating Partnership's interest in six of the Acquired Properties consists solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased ten of such Acquired Properties or 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties or 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties or 5,035 units in 1995 (the "1995 Acquired Properties") and eight of such Acquired Properties or 2,653 units in 1996 (the "1996 Acquired Properties"). In addition, in August 1995, the Operating Partnership made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition.

     During 1995, the Operating Partnership also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During the quarter ended March 31, 1996, the Operating Partnership disposed of one property (the "1996 Disposed Property") for a sales price of $6.2 million.

     The Operating Partnership's overall results of operations for the quarter ended March 31, 1996 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1995 Acquired Properties and 1996 Acquired Properties. The impact of the 1995 Acquired Properties is discussed in greater detail in the following paragraphs. The Operating Partnership's disposition activity partially offset the increases to these same accounts.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Properties that the Operating Partnership owned for all of both the quarters ended March 31, 1996 and March 31, 1995 (the "First Quarter 1996 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

     COMPARISON OF QUARTER ENDED MARCH 31, 1996 TO QUARTER ENDED MARCH 31, 1995

     For the quarter ended March 31, 1996, income before gain on disposition of property increased by $6.7 million when compared to the quarter ended March 31, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Property. Interest income of $2.7 million earned on the Operating Partnership's mortgage note investment was an additional factor that impacted the quarter to quarter changes.

     In regard to the First Quarter 1996 Same Store Properties, rental revenues increased by approximately $4.6 million or 5.4% as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.6 million or 4.5%. This increase was primarily the result of higher payroll expenses, leasing and advertising costs, utilities and repairs and maintenance. The Operating Partnership also increased its per unit charge for property level insurance commencing in the first quarter of 1996.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $0.4 million primarily as a result of the expansion of the Operating Partnership's property management with the addition of a regional operations center in Seattle, Washington.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues decreased by $0.3 million due to the disposition of certain of these properties and expenses increased by $0.1 million.

     Interest expense, including amortization of deferred financing costs, decreased by approximately $1.1 million. Of this decrease, $2.9 million was due to having a lower average balance outstanding on the Operating Partnership's line of credit and $1.6 million was due to the repayment of mortgage indebtedness on certain of the 1994 Acquired Properties and Zell Properties. This decrease was offset by an increase of approximately $0.7 million due to interest associated with the debt assumed on the

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1995 Acquired Properties and 1996 Acquired Properties, $0.1 million was due to interest related to the 1999 Notes and the Floating Rate Notes and $2.6 million was due to interest related to the 2002 Notes.

     General and administrative expenses, which include corporate operating expenses, were slightly lower between the quarters under comparison. General and administrative expenses as a percentage of total revenues decreased from 2.4% for the quarter ended March 31, 1995 to 2% for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 1996, the Operating Partnership had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at March 31, 1996 was approximately $8.5 million and the amounts available on the Operating Partnership's line of credit were $223 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Operating Partnership's Statements of Cash Flows.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily residential properties is to utilize its line of credit and to subsequently repay the line of credit with proceeds contributed by the Company from the issuance of additional equity or debt securities. Continuing to employ this strategy, the Operating Partnership completed the January 1996 Common Share Offering and received net proceeds of approximately $50.7 million, substantially all of which were applied to repay a portion of the outstanding balance on the Operating Partnership's line of credit. In addition, the Operating Partnership completed the February 1996 Common Share Offering and received net proceeds of approximately $67.8 million. Of these proceeds, $60 million were applied to repay the remaining outstanding balance on the Operating Partnership's line of credit. The remaining proceeds were subsequently used to purchase additional properties.

     With respect to Property acquisitions during the quarter, the Operating Partnership purchased eight Properties containing 2,653 units for a total of $118.6 million, which included the assumption of $27.4 million of mortgage indebtedness. These acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit, proceeds funded from third party escrow accounts related to the tax-deferred exchange of certain properties and a portion of the proceeds received in connection with the Common Share offerings as mentioned in the previous paragraph. Subsequent to March 31, 1996, the Operating Partnership acquired one additional property for a purchase price of $11.75 million. This acquisition was funded from the Operating Partnership's line of credit. The Operating Partnership is actively seeking to acquire

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

additional multifamily residential properties with physical and market characteristics similar to the Properties and is currently under contract with various sellers to purchase up to 8,203 units. The combined purchase price of these probable acquisitions is approximately $362 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects.

     During the quarter ended March 31, 1996, the Operating Partnership disposed of one property which generated net proceeds of $6.1 million. These proceeds were ultimately applied to purchase additional properties.

     As of March 31, 1996, the Operating Partnership had total indebtedness of approximately $965 million, which included conventional mortgages of $425.9 million, unsecured debt of $348.6 million (net of a $1.4 million discount), tax exempt bond indebtedness of $162.5 million and $27 million outstanding on the Operating Partnership's line of credit.

     During the quarter ended March 31, 1996, total capital expenditures for the Operating Partnership approximated $8.5 million. Of this amount, approximately $2.7 million related to capital improvements and major repairs for the Acquired Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1996 are budgeted to be approximately $37 million.

     Total distributions paid during the quarter ended March 31, 1996 amounted to $30.8 million. On February 26, 1996, the Operating Partnership declared a $0.59 distribution per OP Unit to holders of record on March 29, 1996 and a $0.5859 distribution and a $0.5703 distribution to the Company as holder of the Series A Cumulative Preference Units and the Series B Cumulative Preference Units, respectively. Total distributions paid in April 1996 for the quarter ended March 31, 1996 amounted to approximately $35 million.

     The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and significant capital improvements by long-term collateralized and un-collateralized borrowings and the issuance of equity securities including additional OP Units as well as from proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

public capital markets are unavailable to the Operating Partnership or the cost of capital to the Operating Partnership is too high.

     The Operating Partnership currently has a $250 million line of credit which will continue to be used for property acquisitions and for any working capital needs. As of May 13, 1996, $87 million was outstanding under this facility. This facility is scheduled to mature in November 1996; however, it is the Operating Partnership's current intent to renegotiate the extension of this facility or replace it with a similar facility.

     The Operating Partnership is currently restructuring certain of its tax-exempt bond investments and anticipates receiving approximately $75 million of net proceeds in connection therewith. This transaction is expected to be completed by June 1996.

FUNDS FROM OPERATIONS

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. In accordance with the new definition of FFO adopted by the Board of Governors of NAREIT, FFO represents net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     For the quarter ended March 31, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $159,000), increased by $4 million when compared to the quarter ended March 31, 1995 to approximately $33.8 million.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The discussion in Note 12 of "Notes to Consolidated Statements" is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits:  None

(B)  Reports on Form 8-K:

A report on Form 8-K dated March 1, 1996 was filed reporting the dismissal of Grant Thornton L.L.P. as its independent public accountants

A report on Form 8-K/A, Amendment No. 1, dated March 1, 1996, was filed on March 22, 1996 amending the report on Form 8-K dated March 1, 1996.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ERP OPERATING LIMITED PARTNERSHIP
                         BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                             ITS GENERAL PARTNER


Date: May 13, 1996           By: /s/              Bruce C. Strohm
      ------------              ------------------------------------------------
                                                  Bruce C. Strohm
                                     Executive Vice President, General Counsel
                                                   and Secretary

Date: May 13, 1996           By: /s/             Michael J. McHugh
                                ------------------------------------------------
                                                 Michael J. McHugh
                                     Senior Vice President, Chief Accounting
                                               Officer and Treasurer