Form 10-Q
period 1996-06-30
ERP OPERATING LTD PARTNERSHIP
filed 1996-08-13
CIK 931182

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24920


                       ERP OPERATING LIMITED PARTNERSHIP
            (Exact Name of Registrant as Specified in Its Charter)


            ILLINOIS                                     36-3894853
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                60606
  (Address of Principal Executive Offices)                (Zip Code)


                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

                       ERP OPERATING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)

                                  (Unaudited)

                                                                            June 30,     December 31,
                                                                              1996          1995
                                                                           ----------    ------------
ASSETS
Investment in rental property
    Land                                                                   $  237,482     $  210,369
    Depreciable property                                                    2,242,492      1,976,267
                                                                           ----------     ----------
                                                                            2,479,974      2,186,636
    Accumulated depreciation                                                 (252,872)      (217,183)
                                                                           ----------     ----------
        Investment in rental property, net of accumulated depreciation      2,227,102      1,969,453

Real estate held for disposition                                                4,165             --
Cash and cash equivalents                                                      11,906         13,428
Investment in mortgage notes, net                                              86,768         87,154
Rents receivable                                                                1,734          1,073
Deposits - restricted                                                          11,300         18,272
Escrow deposits - mortgage                                                     17,456         16,745
Deferred financing costs, net                                                  11,094         12,653
Other assets                                                                   22,610         22,482
                                                                           ----------     ----------
        TOTAL ASSETS                                                       $2,394,135     $2,141,260
                                                                           ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Mortgage notes payable                                                 $  667,803     $  561,695
    Notes, net                                                                348,681        348,524
    Line of credit                                                             20,000         92,000
    Accounts payable and accrued expenses                                      29,478         23,544
    Accrued interest payable                                                    8,047          8,354
    Due to affiliates                                                           1,639          1,568
    Rents received in advance and other liabilities                            12,817         11,138
    Security deposits                                                          11,447         10,131
    Distributions payable                                                      37,210         30,826
                                                                           ----------     ----------
        TOTAL LIABILITIES                                                   1,137,122      1,087,780
                                                                           ----------     ----------
Commitments and contingencies
    Redeemable Preference Interests                                                --         24,578
                                                                           ----------     ----------
    9 3/8% Series A Cumulative Redeemable Preference Units                    153,000        153,000
                                                                           ----------     ----------
    9 1/8% Series B Cumulative Redeemable Preference Units                    125,000        125,000
                                                                           ----------     ----------
Partners' capital:
    General Partner                                                           823,982        606,517
    Limited Partners                                                          155,031        144,385
                                                                           ----------     ----------
        Total partners' capital                                               979,013        750,902
                                                                           ----------     ----------
        Total liabilities and partners' capital                            $2,394,135     $2,141,260
                                                                           ==========     ==========



   The accompanying notes are an integral part of the financial statements.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)

                                                           Six Months Ended June 30,          Quarters Ended June 30,
                                                           -------------------------          -----------------------
                                                             1996             1995              1996            1995
                                                           -------------------------          -----------------------
REVENUES
  Rental income                                            $209,239         $179,700          $107,796        $90,274
  Fee and asset management                                    3,303            3,761             1,758          1,899
  Interest income - investment in mortgage notes              5,866              -               3,156            -
  Interest and other income                                   1,180            1,715               557          1,121
                                                           --------         --------          --------        -------

    Total revenues                                          219,588          185,176           113,267         93,294
                                                           --------         --------          --------        -------
EXPENSES
  Property and maintenance                                   59,217           51,594            30,551         26,346
  Real estate taxes and insurance                            21,229           18,383            10,950          9,093
  Property management                                         8,800            7,688             4,365          3,668
  Fee and asset management                                    2,126            1,940             1,020            954
  Depreciation                                               42,933           33,920            22,317         17,311
  Interest:
    Expense incurred                                         37,024           39,091            18,783         19,526
    Amortization of deferred financing costs                  1,895            1,702               951            916
  General and administrative                                  4,105            4,094             2,026          1,936
                                                           --------         --------          --------        -------

    Total expenses                                          177,329          158,412            90,963         79,750
                                                           --------         --------          --------        -------
Income before gain on disposition of properties
      and extraordinary item                                 42,259           26,764            22,304         13,544
  Gain on disposition of properties                           2,346              -               1,006            -
                                                           --------         --------          --------        -------
Income before extraordinary item                             44,605           26,764            23,310         13,544
  Gain on early extinguishment of debt                          -              2,000               -            2,000
                                                           --------         --------          --------        -------
Net income                                                 $ 44,605         $ 28,764          $ 23,310        $15,544
                                                           ========         ========          ========        =======
ALLOCATION OF NET INCOME:

Redeemable Preference Interests                            $    263         $    770          $    -          $   384
                                                           ========         ========          ========        =======
9-3/8% Series A Cumulative Redeemable
  Preference Units                                         $  7,172         $  1,195          $  3,586        $ 1,195
                                                           ========         ========          ========        =======
9-1/8% Series B Cumulative Redeemable
  Preference Units                                         $  5,702         $    -            $  2,851        $   -
                                                           ========         ========          ========        =======

General Partner                                              25,808           21,631            13,851         11,287
Limited Partners                                              5,660            5,168             3,022          2,678
                                                           --------         --------          --------        -------
                                                           $ 31,468         $ 26,799          $ 16,873        $13,965
                                                           ========         ========          ========        =======
Net income per weighted average OP Unit outstanding        $   0.65         $   0.63          $   0.34        $  0.33
                                                           ========         ========          ========        =======
Weighted average OP Units outstanding                        48,122           42,444            50,034         42,475
                                                           ========         ========          ========        =======

   The accompanying notes are an integral part of the financial statements.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                         ---------------------------
                                                                                             1996            1995
                                                                                         ---------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  44,605       $  28,764
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Depreciation                                                                               42,933          33,920
   Amortization of deferred financing costs (including discount on 1999 and 2002 Notes)        2,052           1,817
   Gain on disposition of properties                                                          (2,346)            -
   Gain on early extinguishment of debt                                                          -            (2,000)
   Changes in assets and liabilities:
      (Increase) in rents receivable                                                            (661)           (294)
      Decrease (increase) in deposits - restricted                                            10,872          (1,101)
      (Increase) decrease in other assets                                                        757           2,311
      (Decrease) in due to affiliates                                                           (200)         (1,172)
      Increase in accounts payable and accrued expenses                                        6,262           3,994
      (Decrease) increase in accrued interest payable                                           (307)          1,741
      Increase in rents received in advance and other liabilities                              1,679           1,149
                                                                                           ---------       ---------
    Net cash provided by operating activities                                                105,646          69,129
                                                                                           ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in rental properties, net                                                     (262,921)        (45,574)
   Improvements to rental property                                                           (13,749)        (13,506)
   Additions to non-rental property                                                             (725)         (2,026)
   Proceeds from disposition of rental property                                               10,183             -
   (Increase) in mortgage deposits                                                              (711)         (2,926)
   Deposits (made) on rental property acquisitions                                            (4,000)           (500)
   Deposits applied on rental property acquisitions                                              100           2,058
   Increase in investment in mortgage notes, net                                                 386             -
   Other investing activities                                                                    (96)          4,301
                                                                                           ---------       ---------
     Net cash (used for) investing activities                                               (271,533)        (58,173)
                                                                                           ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions from General Partner                                                232,004         148,001
   Redemption of Preference Interests                                                         (1,083)           (401)
   Distributions paid to partners                                                            (65,836)        (44,997)
   Proceeds from sale of Fixed Rate Notes, net of discount                                       -           124,011
   Principal receipts on employee notes                                                           37             124
   Proceeds from restructuring of tax-exempt bond investments                                 77,095             -
   Loan to title holding entities                                                             (4,900)            -
   Proceeds from line of credit                                                              157,000          60,000
   Repayments on line of credit                                                             (229,000)       (222,000)
   Principal payments on mortgage notes payable                                               (1,864)        (34,562)
   Loan and bond acquisition costs                                                              (404)         (2,325)
   Increase in security deposits                                                               1,316             241
                                                                                           ---------       ---------
     Net cash provided by financing activities                                               164,365          28,092
                                                                                           ---------       ---------
 Net (decrease) increase in cash and cash equivalents                                         (1,522)         39,048
 Cash and cash equivalents, beginning of period                                               13,428          20,038
                                                                                           ---------       ---------
 Cash and cash equivalents, end of period                                                  $  11,906       $  59,086
                                                                                           =========       =========

    The accompanying notes are an integral part of the financial statements.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)


                                                                                Six Months ended June 30,
                                                                                -------------------------
                                                                                   1996           1995
                                                                                -------------------------
 Supplemental information:

   Cash paid during the period for interest                                     $ 37,331         $37,350
                                                                                ========         =======

   Mortgage loans assumed through acquisitions of rental properties             $ 30,878         $    -
                                                                                ========         =======

   Rental property assumed through foreclosure                                  $ 10,854         $    -
                                                                                ========         =======


The accompanying notes are an integral part of the financial statements.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


DEFINITION OF SPECIAL TERMS:

Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

1.   BUSINESS

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust (the "General Partner" or the "Company"). The Company is a Maryland real estate investment trust formed on March 31, 1993. The Company conducts substantially all of its operations through the Operating Partnership. As of June 30, 1996, the Operating Partnership controlled a portfolio of 191 multifamily residential properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   BASIS OF PRESENTATION

     The balance sheet and statements of operations and cash flows as of and for the quarter and six months ended June 30, 1996 represent the consolidated financial information of the Operating Partnership and its interests in the Financing Partnerships and the Management Partnerships.

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

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)


3.   PARTNERS' CAPITAL

     The limited partners of the Operating Partnership include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of June 30, 1996, the Limited Partners were represented by 8,850,756 partnership interests ("OP Units") which are exchangeable on a one-for-one basis into the Company's Common Shares. As of June 30, 1996, the General Partner had an approximate 83.04% interest in the Operating Partnership and the Limited Partners had an approximate 16.96% interest.

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

     On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share. On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of EGI and certain of their respective affiliates and consultants at a price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company received net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings").

     On June 26, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 608,665 Common Shares which may be issued by the Company to holders of 608,665 OP Units. The SEC has not yet declared the Registration Statement effective.

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

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)



4.   INVESTMENT IN RENTAL PROPERTY

     During the six months ended June 30, 1996, the Operating Partnership acquired the 18 Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portion of these transactions was primarily funded from the Operating Partnership's line of credit.



                                                                               Total
  Date                                                      Number        Acquisition Cost
Acquired   Property                     Location            of Units       (in thousands)
- ---------  --------                     --------            --------      ----------------
 02/07/96  7979 Westheimer              Houston, TX           459           $ 14,410
 02/27/96  Sabal Pointe (formerly
           Vinings at Coral Springs)    Coral Springs, FL     275             19,452
 03/01/96  The Plantations              Cary, NC              344             19,879
 03/05/96  Heron Landing (formerly      Sunrise, FL
           Oxford & Sussex)                                   144              7,112
 03/12/96  Pines of Cloverlane          Ann Arbor, MI         592             19,285
 03/14/96  Regency Palms                Huntington Beach, CA  310             18,629

 03/21/96  Port Royale II               Ft. Lauderdale, FL    161             10,196
 04/16/96  Twenty-nine Hundred on
           First                        Seattle, WA           135             11,782
 05/22/96  Woodland Hills               Decatur, GA           228             12,254
 05/31/96  Ivy Place (formerly Post
           Place)                       Atlanta, GA           122              7,933
 06/03/96  Ridgetree                    Dallas, TX            798             20,949
 06/05/96  Country Ridge                Farmington Hills, MI  252             16,058
 06/07/96  Rosehill Pointe              Lenexa, KS            498             20,734
 06/07/96  Forest Ridge                 Arlington, TX         660             23,393
 06/12/96  Canyon Sands                 Phoenix,  AZ          412             14,761
 06/12/96  Desert Sands                 Phoenix,  AZ          412             14,644
 06/25/96  Chandler Court               Chandler,  AZ         311             13,531
 06/28/96  Lands End                    Pacifica, CA          260             18,253
                                                            -----           --------
                                                            6,373           $283,255
                                                            =====           ========

     In addition to the Properties mentioned above, on February 1, 1996, Management Corp. II transferred to the Operating Partnership its interest in Desert Park, a 368-unit Property located in Las Vegas, Nevada, subject to $8.1 million of indebtedness, in exchange for the forgiveness of a $2.7 million note payable to the Operating Partnership.

                      ERP OPERATING LIMITED PARTNERSHIP

                                 (UNAUDITED)


5.   DISPOSITION OF RENTAL PROPERTIES

     On January 31, 1996, the Operating Partnership sold Sanddollar Apartments located in Tulsa, Oklahoma for a sales price of $6.2 million. The gain for financial reporting purposes was approximately $1.3 million.

     On June 25, 1996, the Operating Partnership sold Deer Run Apartments located in Charleston, South Carolina for a sales price of $3.95 million. The gain for financial reporting purposes was approximately $1 million.

6.   COMMITMENTS TO ACQUIRE AND DISPOSE RENTAL PROPERTIES

     As of June 30, 1996, the Operating Partnership had entered into separate agreements to acquire five multifamily residential properties containing 1,729 units and a vacant land parcel from unaffiliated third parties. The expected combined purchase price is approximately $86.1 million, which includes the assumption of mortgage indebtedness of $57.65 million.

     Also as of June 30, 1996, the Operating Partnership had entered into an agreement to dispose of one Property containing 200 units to an unaffiliated third party. The expected sales price is $5.15 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the two preceding paragraphs.

7.   INVESTMENT IN MORTGAGE NOTES

     Investment in mortgage notes, net represents the Operating Partnership's investment in subordinated mortgages collateralized by the Additional Properties.

8.   REDEEMABLE PREFERENCE INTERESTS

     During the six months ended June 30, 1996, the Operating Partnership redeemed 1,140 Preference Units for a total redemption price of approximately $1.1 million.

     On March 1, 1996, the Operating Partnership exercised its option to convert all of the remaining Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

                       ERP OPERATING LIMITED PARTNERSHIP

                                 (UNAUDITED)


9.   MORTGAGE NOTES PAYABLE

     As of June 30, 1996, the Operating Partnership had outstanding mortgage indebtedness of approximately $667.8 million encumbering 82 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $137.9 million) was $893.3 million. In connection with the Properties acquired during the six months ended June 30, 1996, the Operating Partnership assumed the outstanding mortgage balances on four Properties in the aggregate amount of $30.9 million. In addition, the Operating Partnership restructured a portion of its tax-exempt bond investments resulting in an increase in mortgage indebtedness of approximately $77.1 million. Scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through April 1, 2027. As of June 30, 1996, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.15% to 7.51%. Subsequent to June 30, 1996, the Operating Partnership repaid the outstanding mortgage balance on two Properties in the aggregate amount of approximately $19 million.

10.  LINE OF CREDIT

     The Operating Partnership has a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding, Incorporated, as agent. This line of credit matures in November 1996 unless extended by the parties. Borrowings under this line of credit currently bear interest at a rate equal to the one month LIBOR, plus 1.375%. As of June 30, 1996, $20 million was outstanding under this facility and was bearing interest at an interest rate of 6.875%.

11.  NOTES

     Included in this balance are the 1999 Notes, the Floating Rate Notes and the 2002 Notes.

     The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of June 30, 1996, the unamortized discount balance was approximately $0.5 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15.

     The Floating Rate Notes are due on December 22, 1997 and currently bear interest at three-month LIBOR plus 0.75%, which is payable quarterly in arrears on the third Wednesday of each February, May, August and November of each year.

     The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of June 30, 1996 the unamortized discount balance was approximately $0.8 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each April 15 and October 15.

                      ERP OPERATING LIMITED PARTNERSHIP

                                 (Unaudited)


12.  DEPOSITS - RESTRICTED

     Deposits - restricted shown on the Operating Partnership's Consolidated Balance Sheet as of June 30, 1996 included a deposit held in a third party escrow account which deposit was made in connection with one of the Operating Partnership's dispositions. Approximately $3.9 million were held in this account and were utilized for one property the Operating Partnership purchased subsequent to June 30, 1996. Also included in the deposits - restricted amount were approximately $4 million of earnest money deposits made for property acquisitions. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Operating Partnership's Properties.

13.  COMMITMENTS AND CONTINGENCIES

     There have been no new or significant developments related to the commitments and contingencies that were discussed in Note 18 to the Operating Partnership's Form 10-K for the year ended December 31, 1995.

14.  SUBSEQUENT EVENTS

     On July 12, 1996, the Operating Partnership paid a $0.59 per OP Unit distribution for the quarter ended June 30, 1996 to OP Unit holders of record on June 28, 1996. On July 15, 1996, the Operating Partnership paid a $0.5859 distribution and a $0.5703 distribution for the quarter ended June 30, 1996 to the Company as holder of the Series A Cumulative Preference Units and the Series B Cumulative Preference Units, respectively.

     On July 2, 1996, the Operating Partnership acquired Sunny Oak Village Apartments, a 548-unit multifamily residential property located in Overland Park, Kansas from an unaffiliated third party. The purchase price was approximately $22.2 million.

     On July 2, 1996, the Operating Partnership acquired Mallard Cove Apartments, a 211-unit multifamily residential property located in Greenville, South Carolina from an unaffiliated third party. The purchase price was $7.85 million.

     On July 16, 1996, the Operating Partnership acquired Pine Meadow Apartments, a 204-unit multifamily residential property located in Greensboro, North Carolina from an unaffiliated third party. The purchase price was $7.19 million, which included the assumption of mortgage indebtedness of approximately $4.9 million.

     On July 19, 1996, the Operating Partnership acquired Summer Ridge Apartments (136 units) located in Riverside, California; Promenade Terrace Apartments (330 units) located in Corona Hills, California; and South Creek Apartments (528 units) located in Mesa, Arizona, all multifamily residential properties from an unaffiliated third party. The combined purchase price was $55.53 million, which included the assumption of mortgage indebtedness of approximately $33.2 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

   On August 1, 1996, the Operating Partnership acquired Pueblo Villas Apartments, a 232-unit multifamily residential property located in Albuquerque, New Mexico from an unaffiliated third party. The purchase price was $8.5 million.

   Subsequent to June 30, 1996 and through August 13, 1996, the Operating Partnership entered into separate agreements to acquire 11 multifamily residential properties consisting of 2,777 units from unaffiliated third parties. The expected combined purchase price is approximately $137.75 million which includes the assumption of mortgage indebtedness of approximately $12.6 million.

   The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering. The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 1997. The Operating Partnership received net proceeds of approximately $148.7 million in connection with this offering and subsequently repaid amounts outstanding on the line of credit.

                       ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RUSULTS OF OPERATIONS

OVERVIEW

   The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control, through ownership, Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of limited partnerships (the "Financing Partnerships") and the LLCs, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

   Since the Company's IPO, the Operating Partnership has acquired direct or indirect interests in 130 properties (the "Acquired Properties"), containing 40,755 units in the aggregate for a total purchase price of approximately $1.9 billion, including the assumption of approximately $442.8 million of mortgage indebtedness. The Operating Partnership's interest in six of the Acquired Properties consists solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties") and 19 of such Acquired Properties consisting of 6,741 units in 1996 (the "1996 Acquired Properties"). In addition, in August 1995, the Operating Partnership made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition.

   During 1995, the Operating Partnership also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During the six months ended June 30, 1996, the Operating Partnership disposed of two properties (the "1996 Disposed Properties") for a total sales price of $10.15 million.

   The Operating Partnership's overall results of operations for the quarter and six months ended June 30, 1996 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily be attributed to the acquisition of the 1995 Acquired Properties and 1996 Acquired Properties. The impact of the 1995 Acquired Properties is discussed in greater detail in the following paragraphs. The Operating Partnership's disposition activity partially offset the increases to these same accounts.

     Properties that the Operating Partnership owned for all of both the six months ended June 30, 1996 and June 30, 1995 (the "Six-Month 1996 Same Store Properties") and Properties that the Operating Partnership owned for all of both the quarters ended June 30, 1996 and June 30, 1995 (the "Second-Quarter 1996 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the discussed as well in the following paragraphs.

   COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30,
1995

   For the six months ended June 30, 1996, income before gain on disposition of properties and extraordinary item increased by $15.5 million when compared to the six months ended June 30, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Properties. Interest income of $5.9 million earned on the Operating Partnership's mortgage note investment was an additional factor that impacted the six month to six month changes.

   In regard to the Six-Month 1996 Same Store Properties, rental revenues increased by approximately $9.9 million or 5.8% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.9 million or 4%. This increase was primarily the result of higher payroll expenses, leasing and advertising costs and utilities costs.
For 1996 the Operating Partnership also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.6 million.

   Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $1.1 million primarily as a result of the expansion of the Operating Partnership's property management with the addition of a regional operations center in Seattle, Washington.

   Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

affiliates. These revenues decreased by $0.5 million due to the disposition of certain of these properties.

   Interest expense, including amortization of deferred financing costs, decreased by approximately $1.9 million. Of this decrease, $3.9 million was due to having a lower average balance outstanding on the Operating Partnership's line of credit and $2.6 million was due to the repayment of mortgage indebtedness on certain of the 1994 Acquired Properties and Zell Properties. This decrease was offset by an increase of approximately $1.5 million due to the interest associated with the debt assumed on the 1995 Acquired Properties and 1996 Acquired Properties, $0.1 million was due to interest related to the 1999 Notes and the Floating Rate Notes and $3 million was due to interest related to the 2002 Notes.

   General and administrative expenses, which include corporate operating expenses, increased slightly between the periods under comparison. General and administrative expenses as a percentage of total revenues decreased from 2.2% for the six months ended June 30, 1995 to 1.9% for the six months ended June 30, 1996.

   COMPARISON OF QUARTER ENDED JUNE 30, 1996 TO QUARTER ENDED JUNE 30, 1995

   For the quarter ended June 30, 1996, income before gain on disposition of property and extraordinary item increased by $8.8 million when compared to the quarter ended June 30, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Properties. Interest income of $3.2 million earned on the Operating Partnership's mortgage note investment was an additional factor that impacted the quarter to quarter changes.

   In regard to the Second Quarter 1996 Same Store Properties, rental revenues increased by approximately $5.3 million or 6.1% as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.2 million or 3.2%. This increase was primarily the result of higher payroll expenses, leasing and advertising costs and utilities costs. For 1996 the Operating Partnership also increased its per unit charge for property level insurance which increased insurance expense by $0.3 million.

   Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $0.7 million primarily as a

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

result of the expansion of the Operating Partnership's property management with the addition of a regional operations center in Seattle, Washington.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues decreased by $0.1 million due to the disposition of certain of these properties.

   Interest expense, including amortization of deferred financing costs, decreased by approximately $0.8 million. Of this decrease, $1 million was due to having a lower average balance outstanding on the Operating Partnership's line of credit and $1 million was due to the repayment of mortgage indebtedness on certain of the 1994 Acquired Properties and Zell Properties. This decrease was offset by an increase of approximately $0.8 million due to interest associated with the debt assumed on the 1995 Acquired Properties and 1996 Acquired Properties and $0.4 million was due to interest related to the 2002 Notes.

   General and administrative expenses, which include corporate operating expenses, increased slightly between the quarters under comparison. General and administrative expenses as a percentage of total revenues decreased from 2.1% for the quarter ended June 30, 1995 to 1.8% for the quarter ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   As of January 1, 1996, the Operating Partnership had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 1996 was approximately $11.9 million and the amount available on the Operating Partnership's line of credit was $230 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Operating Partnership's Statements of Cash Flows.

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

million. Of these proceeds, $60 million were applied to repay the remaining outstanding balance on the Operating Partnership's line of credit. The remaining proceeds were subsequently used to purchase additional properties. In connection with the May 1996 Common Share Offerings, the Operating Partnership received net proceeds of approximately $111.3 million. Of these proceeds, $57 million were applied to repay the remaining outstanding balance on the Operating Partnership's line of credit and the remaining proceeds were subsequently used to purchase additional Properties.

   In June 1996, the Operating Partnership restructured certain of its tax-exempt bond investments and received approximately $77.1 million of proceeds in connection therewith. Of these proceeds $70 million were used to repay the remaining outstanding balance on the Operating Partnership's line of credit. Also in connection with this transaction, the Operating Partnership made a loan in the amount of approximately $4.9 million to the entities that hold title to the Properties that collateralize the tax-exempt bond indebtedness. The proceeds of this loan were used to pay the costs related to this transaction.

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes in connection with the Debt Shelf Registration in a public debt offering. The Operating Partnership received net proceeds of approximately $148.7 million in connection with this offering and subsequently repaid amounts outstanding on the line of credit.

   With respect to Property acquisitions during the six month period, the Operating Partnership purchased 19 Properties containing 6,741 units for a total of approximately $291 million, which included the assumption of $45.3 million of mortgage indebtedness. These acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit, proceeds funded from third party escrow accounts related to the tax-deferred exchange of certain properties and a portion of the proceeds received in connection with the Common Share offerings as mentioned in the previous paragraph. Subsequent to June 30, 1996, the Operating Partnership acquired seven additional properties for a purchase price of approximately $101 million. These acquisitions were funded from the Operating Partnership's line of credit. The Operating Partnership is actively seeking to acquire additional multifamily residential properties with physical and market characteristics similar to the Properties and is currently under contract with various sellers to purchase up to 4,506 units. The combined purchase price of these probable acquisitions is approximately $224 million.
The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects.

   During the six months ended June 30, 1996, the Operating Partnership disposed of two properties which generated net proceeds of $10 million. These proceeds were ultimately applied to purchase additional properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As of June 30, 1996, the Operating Partnership had total indebtedness of approximately $1 billion, which included conventional mortgages of $428.8 million, unsecured debt of $350 million (net of a $1.3 million discount), tax exempt bond indebtedness of $239 million and $20 million outstanding on the Operating Partnership's line of credit.

     During the six months ended June 30, 1996, total capital expenditures for the Operating Partnership approximated $20 million. Of this amount, approximately $5.6 million related to capital improvements and major repairs for the Acquired Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1996 including amounts for the 1996 Acquired Properties are budgeted to be approximately $25 million.

     Total distributions paid during the six months ended June 30, 1996 amounted to $65.8 million. On May 29, 1996, the Operating Partnership declared a $0.59 distribution per OP Unit to holders of record on June 28, 1996 and a $0.5859 distribution and a $0.5703 distribution to the Company as holder of the Series A Cumulative Preference Units and the Series B Cumulative Preference Units, respectively. Total distributions paid in July 1996 for the quarter ended June 30, 1996 amounted to approximately $37 million.

     The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and significant capital improvements by long-term collateralized and un-collateralized borrowings and the issuance of equity securities including additional OP Units as well as from proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of capital to the Operating Partnership in such markets is too high.

     The Operating Partnership currently has a $250 million line of credit which will continue to be used for property acquisitions and for any working capital needs. As of August 13, 1996, no amounts were outstanding under this facility. This facility is scheduled to mature in November 1996; however, it is the Operating Partnership's current intent to renegotiate the extension of this facility or replace it with a similar facility.

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

     For the six months ended June 30, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $316,000), increased by $12.2 million when compared to the six months ended June 30, 1995 to approximately $71.6 million. For the quarter ended June 30, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $157,000), increased by $8.2 million when compared to the quarter ended June 30, 1995 to approximately $37.8 million.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The discussion in Note 13 of "Notes to Consolidated Statements" is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits:  None

(B)  Reports on Form 8-K:

A report on Form 8-K, dated May 23, 1996 was filed on June 5, 1996.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ERP OPERATING LIMITED PARTNERSHIP
                              BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                  ITS GENERAL PARTNER


Date: August 13, 1996         By:   /s/         Bruce C. Strohm
      ---------------               -----------------------------------------
                                                Bruce C. Strohm
                                    Executive Vice President, General Counsel
                                                 and Secretary

Date: August 13, 1996         By:   /s/        Michael J. McHugh
      ---------------               -----------------------------------------
                                               Michael J. McHugh
                                    Senior Vice President, Chief Accounting
                                              Officer and Treasurer