Form 10-K
period 1996-12-31
ERP OPERATING LTD PARTNERSHIP
filed 1997-03-24
CIK 931182

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

                                      OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-24920

                       ERP OPERATING LIMITED PARTNERSHIP
            (Exact Name of Registrant as Specified in Its Charter)

                  ILLINOIS                               36-3894853
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
               or Organization)                      Identification No.)

     TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS            60606
          (Address of Principal Executive Offices)        (Zip Code)

                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                ----------------
Securities registered pursuant to Section 12(g) of the Act:        None
                                                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No  ________
                                         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates by reference the Registrant's Current Report on Form 8-K dated March 1, 1996 and filed on March 7, 1996.

Part III incorporates by reference the Equity Residential Properties Trust Annual Report on Form 10-K for the year ended December 31, 1996 relating to Part III, Item 11. Executive Compensation.

Part IV incorporates by reference the following exhibits as filed with the Equity Residential Properties Trust's Form S-11 on May 21, 1993 (Registration No. 33-63158) and as amended thereafter: Exhibits 2.1, 2.2, 10.1, 10.1A, 10.12 and 10.14.

Part IV incorporates by reference the following exhibits as filed with the Equity Residential Properties Trust's Form S-11 on November 23, 1993 (Registration No. 33-72080) and as amended thereafter: Exhibits 10.15, 10.15A,
10.16 and 10.16A.

Part IV incorporates by reference the following exhibits as filed with the Registrant's Form 10 on October 7, 1994 (Registration No. 0-24920) and as amended thereafter: Exhibits 4.1, 4.2, 10.1B, 10.13, 10.17 and 10.18.

Part IV incorporates by reference the following exhibit as filed with the Registrant's Form 10-Q for the quarter ended September 30, 1995 on November 9, 1995 and as amended thereafter: Exhibit 10.1C.

Part IV incorporates by reference the following exhibit as filed with the Registrant's Form 10-K for the year ended December 31, 1996 on March 18, 1996 and as amended thereafter: Exhibit 4.3.

                       ERP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

PART I.                                                                              PAGE
                                                                                     ----

     Item 1.  Business                                                                  4
     Item 2.  Properties                                                               11
     Item 3.  Legal Proceedings                                                        28
     Item 4.  Submission of Matters to a Vote of Security Holders                      28

PART II.

     Item 5.  Market for the Registrant's Common Equity and Related
              Shareholder Matters                                                      29
     Item 6.  Selected Financial Data                                                  29
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                32
     Item 8.  Financial Statements and Supplementary Data                              41
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                     41

PART III.

     Item 10. Trustees and Executive Officers of the Registrant                        42
     Item 11. Executive Compensation                                                   45
     Item 12. Security Ownership of Certain Beneficial Owners and Management           46
     Item 13. Certain Relationships and Related Transactions                           49

PART IV.

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K         52

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     ERP Operating Limited Partnership, an Illinois limited partnership formed in May 1993 (the "Operating Partnership"), is managed by Equity Residential Properties Trust, a Maryland real estate investment trust (the "Company"), its general partner. The Company is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company was formed to continue the multifamily residential business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969.

     The Company, through its subsidiaries, which include the Operating Partnership, Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of partnerships (the "Financing Partnerships") and limited liability companies ("LLCs") which beneficially own certain properties encumbered by mortgage indebtedness, is the successor to the multifamily residential property business of Equity Properties Management Corp ("EPMC"), an entity controlled by Mr. Zell and a series of other entities which owned 69 of the multifamily residential properties contributed at the time of the Company's IPO (the "Initial Properties").

     As of December 31, 1996, the Operating Partnership owned or had interests in 239 multifamily properties of which it controlled a portfolio of 218 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 67,705 units, including 61 of the Initial Properties. The remaining 21 properties represent an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties") containing 3,896 units, which units are property managed by a third party unaffiliated entity. The Operating Partnership's Properties and the Additional Properties are located throughout the United States in the following states: Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington. In addition, Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II") also provide residential property and asset management services to 40 properties containing 13,054 units owned by affiliated entities. The Company is, together with the Operating Partnership, one of the largest publicly traded REITs (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units owned and total revenues earned).

                                    PART I

     Since the Company's IPO and through December 31, 1996, the Operating Partnership has acquired direct or indirect interests in 160 properties (which included the debt collateralized by six Properties) containing 49,679 units in the aggregate for a total purchase price of approximately $2.4 billion, including the assumption of approximately $554.2 million of mortgage indebtedness. The Operating Partnership also made an $89 million investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. Since the IPO, the Operating Partnership has disposed of 11 of its properties containing 3,699 units for a total sales price of approximately $93.3 million and the release of mortgage indebtedness in the amount of $20.5 million.

     The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Company has regional operations centers in Chicago, Illinois; Dallas, Texas; Denver, Colorado; Seattle, Washington; Tampa, Florida and Bethesda, Maryland and area offices in Atlanta, Georgia; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; San Antonio and Houston, Texas; Ypsilanti, Michigan; Raleigh, North Carolina; Ft. Lauderdale, Florida and Irvine, California. The Company has approximately 2,189 full-time employees (1,944 of which are on site at the Properties). Each of the Operating Partnership's Properties is directed by an on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property. The manager is generally assisted by a leasing administrator and/or property administrator. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing: (i) the value of the Properties;
(ii) distributions on a per limited partnership interest ("OP Unit") basis; and
(iii) partners' value.

     The Operating Partnership's strategies for accomplishing these objectives are:

 .  maintaining and increasing Property occupancy while increasing rental rates;

 . controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;

 . pursuing acquisitions that: (i) are available at prices below estimated replacement costs; (ii) have potential for rental rate and/or occupancy increases; (iii) have attractive locations in their respective markets; and
   (iv) provide anticipated total returns that will increase the Operating Partnership's distributions per OP Unit.

     The Operating Partnership is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant

                                    PART I

services. In addition, the Operating Partnership continuously surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors they consider most important in choosing a particular apartment unit.

ACQUISITION STRATEGIES

     The Operating Partnership anticipates that future property acquisitions will be located in the continental United States. Management will continue to use market information to evaluate acquisition opportunities. The Operating Partnership's market data base allows it to review the primary economic indicators of the markets where the Operating Partnership currently manages Properties and where it expects to expand its operations. Acquisitions may be financed from various sources of capital, which may include undistributed funds from operations ("FFO"), sales of Properties and collateralized and uncollateralized borrowings. In addition, the Operating Partnership may acquire additional multifamily properties in transactions that include the issuance of OP Units as consideration for the acquired properties. Such transactions may, in certain circumstances, partially defer the sellers' tax consequences.

     When evaluating potential acquisitions, the Operating Partnership will consider: (i) the geographic area and type of community; (ii) the location, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow;
(iv) the potential for capital appreciation of the property; (v) the terms of resident leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
(viii) the prospects for liquidity through sale, financing or refinancing of the property; and (ix) competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area. The Operating Partnership expects to purchase multifamily properties with physical and market characteristics similar to the Properties.

DISPOSITION STRATEGIES

     Management will use market information to evaluate potential dispositions. Factors the Operating Partnership considers in deciding whether to dispose of its Properties include the following: (1) the amount of increases in new construction; (2) areas where the economy is expected to decline substantially; and (3) markets where the Operating Partnership does not intend to establish long-term concentrations. The Operating Partnership will reinvest the proceeds received from property dispositions to fund property acquisitions. In addition, when feasible the Operating Partnership will structure these transactions as tax deferred exchanges.

                                    PART I

FINANCING STRATEGIES

Equity Offerings
----------------

     In January 1994, the Company completed a public offering of 5,750,000 Common Shares (the "Second Public Offering") at $29.00 per share and contributed net proceeds to the Operating Partnership of approximately $157.4 million in connection therewith.

     In June 1994, the Company concluded a private placement of 1,569,270 Common Shares to six accredited institutional investors (the "Private Equity Offering") and contributed proceeds to the Operating Partnership of approximately $47.0 million in connection therewith. The prices at which the Common Shares were sold ranged from $29.43 to $32.87.

     In July 1994, the Company completed a public offering of 9,200,000 Common Shares (the "Third Public Offering") at $31.25 per share and contributed net proceeds to the Operating Partnership of approximately $271.7 million in connection therewith.

     In September 1994, the Company registered 5,000,000 Common Shares pursuant to an equity shelf registration statement (the "Equity Shelf Registration") of which 2,735,320 registered Common Shares were sold in separate transactions completed in October 1994 (collectively, the "Shelf Offering"). The Company contributed net proceeds to the Operating Partnership of approximately $81 million in connection therewith. The prices at which the Common Shares were sold ranged from $29.34 to $30.17.

     In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"), pursuant to a $250 million shelf registration (the "Preferred Shelf Registration"), at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering have been contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% cumulative redeemable preference units (the "Series A Cumulative Redeemable Preference Units").

     On September 11, 1995, the Company filed with the Securities and Exchange Commission (the "SEC") a Form S-3 Registration Statement to register up to $500 million of non-voting preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares"), Common Shares and depositary shares, pursuant to a shelf offering (the "Second Shelf Registration").

     In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares") pursuant to the Second Shelf Registration. Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from the sale of the Series

                                    PART I

B Depositary Shares. The net proceeds of approximately $121 million have been contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series B Cumulative Redeemable Preference Units").

     In January 1996, the Company completed an offering of 1,725,000 registered Common Shares, which were sold at a net price of $29.375 per share (the "January 1996 Common Share Offering") and contributed to the Operating Partnership net proceeds of approximately $50.7 million in connection therewith. In February 1996, the Company completed an offering of 2,300,000 registered Common Shares, which were sold at a net price of $29.50 per share (the "February 1996 Common Share Offering") and contributed to the Operating Partnership net proceeds of approximately $67.8 million in connection therewith.

     On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share. On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of Equity Group Investments, Inc. ("EGI") and certain of their respective affiliates and consultants at a net price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company contributed to the Operating Partnership net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings").

     In September 1996, the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares") pursuant to the Second Shelf Registration. Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series C Cumulative Redeemable Preference Units").

     On September 18, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1996 Equity Shelf Registration").

     Also in September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at a net price of $33 per share. The Company contributed to the Operating Partnership net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

     In November, 1996, the Company issued 39,458 Common Shares pursuant to the 1996 Nonqualified Employee Share Purchase Plan at a net price of $30.44 and received net proceeds of approximately $1.2 million.

                                    PART I

     In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $177.4 million.


Debt Offerings
--------------

     In May 1994, the Operating Partnership issued $125 million of 8 1/2% unsecured notes due May 15, 1999 (the "1999 Notes") guaranteed by the Company in a private placement (the "Debt Offering") to qualified institutional buyers as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Operating Partnership received net proceeds of $122.9 million in connection with the Debt Offering.

     In December 1994, the Operating Partnership registered $500 million in debt securities pursuant to a debt shelf registration statement (the "Debt Shelf Registration") of which $100 million of floating rate notes due December 22, 1997 (the "Floating Rate Notes") were issued by the Operating Partnership on December 21, 1994 (the "Public Debt Offering"). The Operating Partnership received net proceeds of $98.6 million in connection with the Public Debt Offering. The Floating Rate Notes bear interest at three month London Interbank Offered Rate ("LIBOR") plus 0.75%.

     In April 1995, the Operating Partnership issued $125 million of 7.95% unsecured fixed rate notes (the "2002 Notes") pursuant to the Debt Shelf Registration in a public debt offering (the "Second Public Debt Offering"). The Operating Partnership received net proceeds of approximately $123.1 million in connection with the Second Public Debt Offering.

     In August 1996, the Operating Partnership issued $150 million of 7.57% unsecured fixed rate notes (the "2026 Notes ") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration").

CREDIT FACILITY

     The Operating Partnership had a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding Incorporated, as agent, through November 14, 1996. On November 15, 1996, the Operating Partnership completed an agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") to provide the Operating Partnership a $250 million unsecured line of credit. This new line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three

                                    PART I

and six month LIBOR, plus 0.75%, and is subject to an annual facility fee of $500,000. As of December 31, 1996, there were no amounts outstanding on this line of credit.

RECENT DEVELOPMENTS

     In January 1997, the Operating Partnership acquired three properties from unaffiliated third parties for a total purchase price of approximately $44.6 million, which included the assumption of mortgage indebtedness of approximately $20.2 million. These properties were Town Center, a 258-unit property located in Kingwood, Texas; Harborview, a 160-unit property located in San Pedro, California, and The Cardinal, a 256-unit property located in Greensboro, North Carolina.

     On January 16, 1997 the Company entered into an Agreement and Plan of Merger regarding the planned acquisition of the multifamily property business of Wellsford Residential Property Trust ("Wellsford"), a Maryland real estate investment trust, through the tax free merger of the Company and Wellsford (the "Merger"). The transaction is valued at approximately $1 billion and includes 75 multifamily properties containing 19,004 units. In the Merger, each outstanding common share of beneficial interest of Wellsford will be converted into .625 of a Common Share of the Company, assuming the market price of a Common Share remains in excess of $40. The Merger plans call for the issuance of approximately 10.7 million new common shares valued at approximately $464 million based on the Company's January 16, 1997 closing price of $43.375 and requires the assumption of all Wellsford outstanding debt of approximately $332 million and exchange of approximately $158 million in preferred shares.

     In February 1997, the Operating Partnership acquired four properties from unaffiliated third parties for a total purchase price of approximately $90.5 million, which included the assumption of mortgage indebtedness of approximately $30.6 million. These properties were Trails at Dominion, a 843-unit multifamily property located in Houston, Texas; Dartmouth Woods, a 201-unit property located in Denver, Colorado; Rincon Apartments, a 288-unit property located in Houston, Texas and Waterford at the Lakes, a 344-unit property located in Kent, Washington.

     In March 1997, the Operating Partnership acquired one property from an unaffiliated third party for a total purchase price of approximately $9.15 million. This property was Junipers at Yarmouth, a 225-unit property located in Yarmouth, Maine.

     As of March 20, 1997, the Company completed offerings of 938,800 publicly registered Common Shares, which were sold at a net price of $46 per share (the "March 1997 Common Share Offerings") and contributed to the Operating Partnership net proceeds of approximately $43.2 million in connection therewith.

COMPETITION

     All of the Properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership's ability to lease units at the Properties or at any newly acquired properties and on the rents charged. The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership's officers and trustees. In addition, other forms of multifamily properties, including multifamily properties and manufactured housing controlled by Mr. Zell, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

                                    PART I

ITEM 2.  THE PROPERTIES

     As of December 31, 1996, the Operating Partnership controlled a portfolio of 218 multifamily properties located in 30 states consisting of 5,198 buildings containing 67,705 apartment units. The average number of units per Property was approximately 311. The units are typically contained in a series of two-story buildings. The Properties contain an aggregate of approximately 59.5 million rentable square feet, with an average unit size of 878 square feet. The average rent per unit was $673, and the average rent per square foot was $0.77.

     As of December 31, 1996, the Properties had an average occupancy rate of 95%. Tenant leases are generally year-to-year and require security deposits. The Properties typically provide residents with attractive amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain Properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms.

     The Operating Partnership believes that the Properties provide amenities and common facilities that create an attractive residence for tenants. It is management's role to monitor compliance with Property policies and to provide preventive maintenance of the Properties including common areas, facilities and amenities. The Operating Partnership holds periodic meetings of its Property management personnel for training and implementation of the Operating Partnership's strategies. The Operating Partnership believes that, due in part to this strategy, the Properties historically have had high occupancy rates.

     The distribution of the Properties throughout the United States reflects the Operating Partnership's belief that geographic diversification helps insulate the portfolio from regional and economic influences. At the same time, the Operating Partnership has sought to create clusters of Properties within each of its primary markets in order to achieve economies of scale in management and operation; however, the Operating Partnership may acquire additional multifamily properties located anywhere in the United States.

     The Operating Partnership beneficially owns fee simple title to 211 of the Properties and holds a 73-year leasehold interest with respect to one Property (Mallgate). Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or land trusts that engage in no business other than holding title to the Property for the Operating Partnership. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by an LLC. In addition, with respect to two Properties, the Operating Partnership owns the debt collateralized by such Properties and with respect to four Properties, the Operating Partnership owns an interest in the debt collateralized by the properties.

                                    PART I

     As of December 31, 1996, the Operating Partnership had an investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. The Additional Properties consist of 578 buildings containing 3,896 units, located in four states.

     The following two tables set forth certain information relating to the Properties and the Additional Properties:

ITEM 2. PROPERTIES
          PROPERTIES- CONTINUED

                                                                                                     Occupancy    December, 1996
                                                     Acreage                           Average         As of       Avg. Monthly
                               Year(s)               (approx-             Square    Square Footage   December     Rental Rate Per
    Property                 Constructed  Buildings  imate)   Units      Footage      Per Unit       31, 1996    Unit    Square Foot

-----------------------------------------------------------------------------------------------------------------------------------
ARIZONA
Bay Club, Phoenix (1)          1976        22         13       420       257,790        614             96%      $493      $0.80

Camellero, Scottsdale (1)      1979        33         15       344       311,526        906             94%      $722      $0.80

Canyon Creek, Tuscan           1986        15         10       242       169,946        702             97%      $473      $0.67

Canyon Sands, Phoenix (1)      1983        38         20       412       353,592        858             91%      $560      $0.65

Chandler Court, Chandler       1987        33         20       311       263,338        847             95%      $613      $0.72

Crystal Creek, Phoenix         1985        24         10       273       190,140        696             97%      $559      $0.80

Del Coronado, Mesa (1)         1985        43         19       419       394,062        940             95%      $609      $0.65

Desert Sands, Phoenix (1)      1982        39         20       412       353,592        858             91%      $560      $0.65

Flying Sun, Phoenix (1)        1983        10          4       108        93,708        868             97%      $553      $0.64

Fountain Creek, Phoenix        1984        20          9       186       144,374        776             94%      $600      $0.77

Indian Bend, Scottsdale        1973         8         14       275       226,444        823             97%      $675      $0.82

Southbank, Mesa                1985        13          5       113        99,448        880             98%      $552      $0.63

Southcreek, Mesa (1)        1986-89        66         23       528       472,152        894             95%      $650      $0.73

Via Ventura, Scottsdale        1980        22         19       320       279,187        872             71%      $712      $0.82

Villa Madeira, Scottsdale      1971        39         17       332       291,280        877             95%      $692      $0.79

Villa Manana, Phoenix       1971-85        13          8       260       212,150        816             96%      $587      $0.72

ARKANSAS
Fox Run, Little Rock (1)       1974        27         14       337       303,230        900             97%      $536      $0.60

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                                                       Occupancy    December, 1996
                                                             Acreage                      Average        As of      Avg. Monthly
                                      Year(s)               (approx-           Square   Square Footage   December   Rental Rate Per
     Property                       Constructed  Buildings   imate)   Units    Footage    Per Unit      31, 1996   Unit  Square Foot

------------------------------------------------------------------------------------------------------------------------------------

ARKANSAS, CONTINUED
Greenwood Forest, Little Rock (1)       1975        23         10      239     191,062      799           98%       $501    $0.63

Walnut Ridge, Little Rock (1)           1975        18         10      252     210,776      836           95%       $477    $0.57

Williamsburg, Little Rock (1)           1974        21         10      211     184,348      874           99%       $552    $0.63

CALIFORNIA
Carmel Terrace, San Diego            1988-89        27         20      384     298,588      778           98%       $771    $0.99

Casa Capricorn, San Diego               1981        24         10      192     178,320      929           96%       $742    $0.80

Creekside Oaks, Walnut Creek  (1)       1974         5          7      316     237,952      753           97%       $724    $0.96

Deerwood, San Diego                     1990        37         29      315     333,079    1,057           93%       $987    $0.93

Eagle Canyon, Chino Hills               1985        34         32      252     252,493    1,002           95%       $907    $0.90

Emerald Place, Bermuda Dunes            1988        27         17      240     214,072      892           98%       $619    $0.69

Hathaway, Long Beach                    1987        41         17      385     266,805      693           95%       $843    $1.22

Lakeville Resort, Petaluma (1)          1984        84         45      492     461,798      939           99%       $729    $0.78

Lands End, Pacifica                     1974        11          7      260     161,121      620           98%       $927    $1.50

Merrimac Woods, Costa Mesa              1970        19         39      123      88,160      717           97%       $744    $1.04

Mountain Terrace, Stevenson Ranch       1992        19         39      510     425,612      835           77%       $852    $1.02

Oak Park North, Agoura (1)              1990        31         12      220     180,600      821           94%     $1,023    $1.25

Oak Park South, Agoura (1)              1989        31         12      224     188,000      839           93%     $1,006    $1.20

Park West, Los Angeles                  1990         1          4      444     315,588      711           95%       $962    $1.35

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                           Acreage                                   Average
                                            Year(s)                        (approx-                   Square      Square Footage
    Property                             Constructed        Buildings       imate)        Units       Footage       Per Unit
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA, CONTINUED
Promenade Terrace, Corona Hills (1)          1990              38              27          330        360,838        1,093

Regency Palms, Huntington Beach              1969              39              14          310        261,634          844

Summer Ridge, Riverside                      1985               9               6          136        104,832          771

Summerset Village, Chatsworth                1985              29              29          280        286,752        1,024

Villa Solana, Laguna Hills                   1984              17              13          272        245,104          901

Vista Del Lago, Mission Viejo (1)         1986-88              51              29          608        512,200          842

Windridge, Laguna Niguel (1)                 1989              22              19          344        375,312        1,091

COLORADO
Cheyenne Crest, Colorado Springs (1)         1984              13               9          208        175,424          843

Glenridge, Colorado Springs (1)              1985              12               8          220        176,792          804

Indian Tree, Arvada (1)                      1983               7               8          168        140,000          833

Trails, Aurora (1)                           1986              17              11          351        286,964          818

Willow Glen, Aurora                          1983              22              20          384        302,944          789

Windmill, Colorado Springs (1)               1985              15              11          304        180,640          594

Yuma Court, Colorado Springs                 1985              10               5           40         37,400          935

FLORIDA
Brierwood, Jacksonville                      1974              22              17          196        263,052        1,342

Casa Cordoba, Tallahassee                 1972-73              32              12          168        164,336          978

Casa Cortez, Tallahassee                     1970              13               4           66         74,916        1,135

                                       Occupancy                December, 1996
                                         As of                   Avg. Monthly
                                        December                Rental Rate Per
    Property                            31, 1996            Unit        Square Foot
-----------------------------------------------------------------------------------
CALIFORNIA, CONTINUED
Promenade Terrace, Corona Hills (1)        96%              $851             $0.78

Regency Palms, Huntington Beach            97%              $806             $0.95

Summer Ridge, Riverside                    98%              $660             $0.86

Summerset Village, Chatsworth              98%            $1,067             $1.04

Villa Solana, Laguna Hills                 97%              $827             $0.92

Vista Del Lago, Mission Viejo (1)          98%              $864             $1.03

Windridge, Laguna Niguel (1)               92%              $948             $0.87

COLORADO
Cheyenne Crest, Colorado Springs (1)       94%              $640             $0.76

Glenridge, Colorado Springs (1)            96%              $641             $0.80

Indian Tree, Arvada (1)                    99%              $641             $0.77

Trails, Aurora (1)                         95%              $614             $0.75

Willow Glen, Aurora                        90%              $597             $0.76

Windmill, Colorado Springs (1)             97%              $503             $0.85

Yuma Court, Colorado Springs               95%              $597             $0.64

FLORIDA
Brierwood, Jacksonville                    97%              $620             $0.46

Casa Cordoba, Tallahassee                  99%              $615             $0.63

Casa Cortez, Tallahassee                   97%              $613             $0.54

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                               Acreage                                 Average
                                                  Year(s)                      (approx-                 Square      Square Footage
    Property                                    Constructed       Buildings     imate)      Units       Footage        Per Unit
------------------------------------------------------------------------------------------------------------------------------------

FLORIDA, CONTINUED
Chaparral, Largo (1)                                1976            52           23          444        451,420        1,017

Gatehouse on the Green, Pambroke Pines              1990            12           21          312        310,140          994

Gatehouse at Pine Lake, Plantation                  1990            11           25          296        293,792          993

Habitat, Orlando                                    1974            26           17          344        334,352          972

Hammock's Place, Miami (1)                          1986            11           15          296        307,900        1,040

Heron Cove, Coral Springs                           1987            13           12          198        189,932          959

Heron Landing, Lauderhill                           1988            13           11          144        151,684        1,053

Heron Run, Plantation                               1987            13           13          198        185,504          937

La Costa Brava, Orlando                             1967            17           10          194        190,780          983

La Costa Brava, Jacksonville (1)(2)              1970-73            46           30          464        441,268          951

Marbrisa, Tampa                                     1984            16           37          224        188,544          842

Oaks of Lakebridge, Ormond Beach                    1984            13           12          170        120,792          711

Paradise Point, Dania                            1987-90            13           13          260        226,980          873

Pine Harbour, Orlando                               1991            18           20          366        344,204          940

Pines of Springdale, W. Palm Beach                  1986             3            5          151        126,975          841

The Place, Fort Meyers                              1986            15            9          230        183,588          798

Port Royale, Fort Lauderdale                        1988            10           17          252        182,380          724

Port Royale II, Fort Lauderdale                     1991             3            5          161        115,025          714

                                                  Occupancy           December, 1996
                                                    As of              Avg. Monthly
                                                  December            Rental Rate Per
Property                                          31, 1996         Unit         Square Foot
-----------------------------------------------------------------------------------------------
FLORIDA, CONTINUED
Chaparral, Largo (1)                                 95%            $582              $0.57

Gatehouse on the Green, Pambroke Pines               98%            $908              $0.91

Gatehouse at Pine Lake, Plantation                   92%            $908              $0.92

Habitat, Orlando                                     95%            $556              $0.57

Hammock's Place, Miami (1)                           97%            $739              $0.71

Heron Cove, Coral Springs                            96%            $754              $0.79

Heron Landing, Lauderhill                            92%            $769              $0.73

Heron Run, Plantation                                96%            $793              $0.85

La Costa Brava, Orlando                              96%            $615              $0.63

La Costa Brava, Jacksonville (1)(2)                  95%            $530              $0.56

Marbrisa, Tampa                                      98%            $565              $0.67

Oaks of Lakebridge, Ormond Beach                     97%            $578              $0.81

Paradise Point, Dania                                96%            $810              $0.93

Pine Harbour, Orlando                                93%            $654              $0.70

Pines of Springdale, W. Palm Beach                   95%            $616              $0.73

The Place, Fort Meyers                               94%            $544              $0.68

Port Royale, Fort Lauderdale                         98%            $855              $1.18

Port Royale II, Fort Lauderdale                      99%            $883              $1.24

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                              Acreage                            Average
                                        Year(s)               (approx-             Square      Square Footage
   Property                           Constructed   Buildings imate)     Units     Footage         Per Unit
--------------------------------------------------------------------------------------------------------------
FLORIDA, CONTINUED
River Bend, Tampa                           1971       32         15       296     333,580        1,127

Sabal Pointe, Coral Springs                 1995       11         14       275     355,575        1,293

Sawgrass Cove, Bradenton                    1991       21         28       336     342,880        1,020

Springs Colony, Altamonte Springs           1986        9         10       188     161,168          857

Stonelake Club, Ocala (1)                   1986       31         15       240     194,320          810

Woodlake at Killearn, Tallahassee        1986-90       18         25       352     305,480          868

GEORGIA
Frey, Atlanta (1)                           1985       29         44       489     453,760          928

Governor's Place, Augusta                   1972       20          9       190     191,580        1,008

Greengate, Marietta                         1971       11         11       152     157,808        1,038

Holcomb Bridge, Atlanta (1)                 1985       34         36       437     419,150          959

Ivy Place, Atlanta                          1978       17         15       122     180,830        1,482

Longwood, Decatur                           1992        9          9       268     216,970          810

Maxwell House, Augusta                      1951        1          1       216      97,173          450

Park Knoll, Marietta                        1983       51         41       484     587,250        1,213

Preston Lake, Tucker                     1984-86        9         32       320     338,130        1,057

Roswell, Atlanta (1)                        1985       23         30       236     225,598          956

Terraces at Peachtree, Atlanta              1987        1          1        96      86,800          904

                                        Occupancy          December, 1996
                                          As of             Avg. Monthly
                                        December           Rental Rate Per
   Property                             31, 1996       Unit          Square Foot
---------------------------------------------------------------------------------
FLORIDA, CONTINUED
River Bend, Tampa                        95%           $558           $0.50

Sabal Pointe, Coral Springs              97%           $895           $0.69

Sawgrass Cove, Bradenton                 93%           $664           $0.65

Springs Colony, Altamonte Springs        98%           $573           $0.67

Stonelake Club, Ocala (1)                95%           $501           $0.62

Woodlake at Killearn, Tallahassee        91%           $615           $0.71

GEORGIA
Frey, Atlanta (1)                        95%           $697           $0.75

Governor's Place, Augusta                94%           $448           $0.44

Greengate, Marietta                      92%           $621           $0.60

Holcomb Bridge, Atlanta (1)              95%           $695           $0.72

Ivy Place, Atlanta                       94%           $918           $0.62

Longwood, Decatur                        96%           $747           $0.92

Maxwell House, Augusta                   94%           $370           $0.82

Park Knoll, Marietta                     95%           $828           $0.68

Preston Lake, Tucker                     93%           $708           $0.67

Roswell, Atlanta (1)                     93%           $720           $0.75

Terraces at Peachtree, Atlanta           93%           $928           $1.03

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                           Acreage                                    Average
                                         Year(s)                           (approx-                  Square        Square Footage
   Property                            Constructed          Buildings       imate)     Units        Footage           Per Unit
------------------------------------------------------------------------------------------------------------------------------------
GEORGIA, CONTINUED
Woodland Hills, Decatur                    1985                25             19        228           266,304         1,168

IDAHO
The Seasons, Boise                         1990                10              6        120           108,460           904

ILLINOIS
Bourbon Square, Palatine (1)             1984-87              102             47        612           875,160         1,430

Four Lakes III-IV, Lisle (1)               1968                31             92        942           798,245           847

Four Lakes V, Lisle (1)                    1988                 2             15        478           310,208           649

Spice Run, Naperville                      1988                20             32        400           396,320           991

INDIANA
Diplomat South, Beech Grove (1)            1970                16             15        272           254,528           936

IOWA
3000 Grand, Des Moines                     1970                 1              6        186           199,530         1,073

KANSAS
Cedar Crest, Overland Park                 1986                38             30        466           430,034           923

Essex Place, Overland Park (1)           1970-84               32             34        352           429,048         1,219

Rosehill Pointe, Lenexa                    1984                32             35        498           459,318           922

Silverwood, Mission (1)                    1986                20             15        280           234,876           839

Sunnyoak Village, Overland Park            1984                55             46        548           492,700           899

KENTUCKY
Cloisters on the Green, Lexington (1)      1974                 6             12        228           196,560           862

Doral, Louisville (1)                      1972                19             10        228           293,106         1,286

                                             Occupancy, 1996         December, 1996
                                                 As of                Avg. Monthly
                                               December               Rental Rate Per
   Property                                    31, 1996            Unit           Square Foot
-----------------------------------------------------------------------------------------------
GEORGIA, CONTINUED
Woodland Hills, Decatur                           91%              $790                 $0.68

IDAHO
The Seasons, Boise                                94%              $623                 $0.69

ILLINOIS
Bourbon Square, Palatine (1)                      90%            $1,018                  $0.71

Four Lakes III-IV, Lisle (1)                      92%              $828                  $0.98

Four Lakes V, Lisle (1)                           90%              $735                  $1.13

Spice Run, Naperville                             88%              $872                  $0.88

INDIANA
Diplomat South, Beech Grove (1)                   93%              $502                  $0.54

IOWA
3000 Grand, Des Moines                            84%              $876                  $0.82

KANSAS
Cedar Crest, Overland Park                        96%              $610                  $0.66

Essex Place, Overland Park (1)                    94%              $767                  $0.63

Rosehill Pointe, Lenexa                           88%              $590                  $0.64

Silverwood, Mission (1)                           98%              $603                  $0.72

Sunnyoak Village, Overland Park                   93%              $578                  $0.64

KENTUCKY
Cloisters on the Green, Lexington (1)             97%              $551                  $0.64

Doral, Louisville (1)                             94%              $600                  $0.47

ITEM 2. PROPERTIES
             PROPERTIES- CONTINUED

                                                                                                              Occupancy
                                                                   Acreage                     Average          As of
                                            Year(s)                (approx-          Square  Square Footage   December
     Property                             Constructed   Buildings   imate    Units  Footage    Per Unit       31, 1996
------------------------------------------------------------------------------------------------------------------------
KENTUCKY, CONTUNUED
Mallgate, Louisville                          1969         46        24      540    535,444         992           92%

Sonnet Cove I-II, Lexington (1)             1972-1974      11        14      331    346,675       1,047           97%

LOUISIANA
Plantation, Monroe                            1972          6        10      200    180,416         902           92%

MARYLAND
Canterbury, Germantown (1)                    1986         37        23      544    481,083         884           92%

Country Club I & II, Silver Spring (1)      1980-1982      24        20      376    371,296         987           94%

Georgian Woods II, Wheaton (1)                1967         21        17      371    305,693         824           95%

Greenwich Woods, Silver Spring (1)            1967         47        12      564    514,318         912           96%

Marymont, Laurel                             1987-88       12        10      308    251,264         816           94%

Northhampton I & II, Largo (1)              1977-1988      47        58      620    564,399         910           96%

Oak Mill II, Germantown (1)                   1985         16         8      192    165,611         863           92%

Town Centre III & IV, Laurel (1)            1968-1969      49        30      562    553,083         984           96%

Yorktowne at Olde Mill, Millersville          1974         18        21      216    195,100         903           96%

MICHIGAN
Country Ridge, Farmington Hills               1986         26        18      252    278,060       1,103           94%

Hidden Valley, Ann Arbor                      1973          6        28      324    237,348         733           97%

Lake in the Woods, Ypsilanti                  1969         40       175    1,028    971,873         945           89%

Pines of Cloverlane, Pittsfield Township     1975-79       59        63      582    471,966         811           94%


                                                  December, 1996
                                                   Avg Monthly
                                                   Rental Rate Per
     Property                                   Unit           Square Foot
-----------------------------------------       -------------------------------
KENTUCKY, CONTUNUED
Mallgate, Louisville                            $534                     $0.54

Sonnet Cove I-II, Lexington (1)                 $611                     $0.58

LOUISIANA
Plantation, Monroe                              $437                     $0.48

MARYLAND
Canterbury, Germantown (1)                      $710                     $0.80

Country Club I & II, Silver Spring (1)          $779                     $0.79

Georgian Woods II, Wheaton (1)                  $766                     $0.93

Greenwich Woods, Silver Spring (1)              $792                     $0.87

Marymont, Laurel                                $759                     $0.93

Northhampton I & II, Largo (1)                  $792                     $0.87

Oak Mill II, Germantown (1)                     $712                     $0.83

Town Centre III & IV, Laurel (1)                $731                     $0.74

Yorktowne at Olde Mill, Millersville            $681                     $0.75

MICHIGAN
Country Ridge, Farmington Hills                 $850                     $0.77

Hidden Valley, Ann Arbor                        $695                     $0.95

Lake in the Woods, Ypsilanti                    $728                     $0.77

Pines of Cloverlane, Pittsfield Township        $633                     $0.78

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                               Acreage                                 Average
                                                  Year(s)                      (approx-                 Square      Square Footage
    Property                                    Constructed       Buildings     imate)      Units       Footage        Per Unit
------------------------------------------------------------------------------------------------------------------------------------
MICHIGAN, CONTINUED
Walden Wood, Southfield (1)                        1972              23          20          210          295,080       1,405

MINNESOTA
Park Place I & II, Plymouth (1)                    1986               4          60          500          569,768       1,140

MISSOURI
Hunters Glen, Chesterfield                         1985               8          19          192          156,489         815

Sleepy Hollow, Kansas City (1)                     1987              26          33          388          325,486         839

NEVADA
Catalina Shores, Las Vegas                         1989              15          13          240          211,200         880

Cypress Point, Las Vegas (1)                       1989              19           9          212          179,800         848

Desert Park, Las Vegas                             1987              23          15          368          172,513         469

Fountains at Flamingo, Las Vegas                1989-91              34          30          521          417,870         802

Newport Cove, Henderson                            1983              35          10          140          152,600       1,090

Silver Shadow, Las Vegas                           1992              13           9          200          194,656         973

Sunrise Springs, Las Vegas                         1989              18          10          192          164,424         856

Trails, Las Vegas                                  1988              38          28          440          453,656       1,031

NEW HAMPSHIRE
Wellington Hill, Manchester (1)                    1987              55          40          390          394,627       1,012

NEW JERSEY
Ravens Crest, Plainsboro (1)                       1984              37          19          704          583,176         828

NEW MEXICO
Pueblo Villas, Albuquerque                         1975              17          12          232          173,118         746

                                                  Occupancy           December, 1996
                                                    As of              Avg. Monthly
                                                  December            Rental Rate Per
Property                                          31, 1996         Unit         Square Foot
-----------------------------------------------------------------------------------------------
MICHIGAN, CONTINUED
Walden Wood, Southfield (1)                          98%           $847               $0.60

MINNESOTA
Park Place I & II, Plymouth (1)                      98%           $768               $0.67

MISSOURI
Hunters Glen, Chesterfield                           97%           $626               $0.77

Sleepy Hollow, Kansas City (1)                       98%           $546               $0.65

NEVADA
Catalina Shores, Las Vegas                           92%           $709               $0.81

Cypress Point, Las Vegas (1)                         88%           $675               $0.80

Desert Park, Las Vegas                               92%           $508               $1.08

Fountains at Flamingo, Las Vegas                     96%           $679               $0.85

Newport Cove, Henderson                              94%           $771               $0.71

Silver Shadow, Las Vegas                             93%           $723               $0.74

Sunrise Springs, Las Vegas                           94%           $678               $0.79

Trails, Las Vegas                                    93%           $755               $0.73

NEW HAMPSHIRE
Wellington Hill, Manchester (1)                      94%           $729               $0.72

NEW JERSEY
Ravens Crest, Plainsboro (1)                         96%           $822               $0.99

NEW MEXICO
Pueblo Villas, Albuquerque                           92%           $559               $0.75

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                                                                         Occupancy
                                                                      Acreage                            Average          As of
                                          Year(s)                     (approx-             Square     Square Footage     December
     Property                          Constructed     Buildings       imate)    Units     Footage       Per Unit        31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA
Bainbridge, Durham                         1984            15           24       216         191,240         885            90%

Bridgeport, Raleigh                        1990            13           17       276         252,190         914            92%

Deerwood Meadows, Greensboro (1)           1986            49           44       297         217,757         733            93%

East Pointe, Charlotte (1)                 1987            22           29       310         301,560         973            95%

Laurel Ridge, Chapel Hill                  1975            28           13       160         158,964         994            99%

McAlpine Ridge, Charlotte               1989-90            16           15       320         238,125         744            93%

Pine Meadow, Greensboro (1)                1974            29           14       204         226,600       1,111            92%

Rock Creek, Corrboro                       1986            20           16       188         153,548         817            89%

Winterwood, Charlotte (1)                  1986            22           23       384         369,260         962            91%

Woodbridge, Cary (1)                    1993-95            16           28       344         315,624         918            92%

Woodscape, Raleigh                         1979            21           25       240         186,192         776            95%

Woods of North Bend, Raleigh               1983            22           30       235         243,975       1,038            98%

OHIO
Olentangy Commons, Columbus (1)            1972            95           76       827         981,190       1,186            93%

Reserve Square, Cleveland                  1973             1            4       765         631,803         826            78%

University Park, Toledo                    1965             1            2        99          49,950         505            99%

Village of Hampshire Heights, Toledo       1950            92           10       392         241,920         617            99%

OKLAHOMA
Brittany Square, Tulsa                     1982            13            8       212         170,516         804            96%

                                                       December, 1996
                                                        Avg. Monthly
                                                        Rental Rate Per
     Property                                      Unit         Square Foot
------------------------------------------------------------------------------
NORTH CAROLINA
Bainbridge, Durham                                 $692              $0.78

Bridgeport, Raleigh                                $714              $0.78

Deerwood Meadows, Greensboro (1)                   $572              $0.78

East Pointe, Charlotte (1)                         $629              $0.65

Laurel Ridge, Chapel Hill                          $719              $0.72

McAlpine Ridge, Charlotte                          $582              $0.78

Pine Meadow, Greensboro (1)                        $593              $0.53

Rock Creek, Corrboro                               $673              $0.82

Winterwood, Charlotte (1)                          $658              $0.68

Woodbridge, Cary (1)                               $719              $0.78

Woodscape, Raleigh                                 $570              $0.73

Woods of North Bend, Raleigh                       $673              $0.65

OHIO
Olentangy Commons, Columbus (1)                    $747              $0.63

Reserve Square, Cleveland                          $853              $1.03

University Park, Toledo                            $433              $0.86

Village of Hampshire Heights, Toledo               $416              $0.67

OKLAHOMA
Brittany Square, Tulsa                             $508              $0.63

ITEM 2. PROPERTIES
             PROPERTIES- CONTINUED

                                                                                                       Occupancy     December, 1996
                                                              Acreage                    Average        As of        Avg. Monthly
                                         Year(s)              (approx-         Square   Square Footage  December    Rental Rate Per
     Property                          Constructed  Buildings  imate)   Units  Footage    Per Unit      31, 1996 Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA, CONTINUED
Quail Run, Oklahoma City                 1978-83       13         9      208    149,408       718         99%     $385       $0.54

Stonebrook, Oklahoma City                   1983       21         8      360    247,088       686         93%     $408       $0.59

The Lodge, Tulsa                            1979       13        11      208    152,240       732         99%     $413       $0.56

OREGON
Bridgecreek, Wilsonville                    1987       26        22      315    274,236       871         95%     $647       $0.74

Kempton Downs, Gresham                      1990       17        12      278    277,536       998         95%     $679       $0.68

Meadowcreek, Tigard (1)                     1985       19        15      304    247,690       815         97%     $628       $0.77

Tanasbourne Terrace, Hillsboro           1986-89       29        18      373    363,758       975         95%     $734       $0.75

Tanglewood, Lake Oswego                     1976       35         8      158    200,660     1,270         97%     $798       $0.63

Woodcreek, Beaverton (1)                 1982-84       28        22      440    335,120       762         96%     $584       $0.77

SOUTH CAROLINA
Mallard Cove, Greenville                    1983        3        14      211    264,187     1,252         88%     $602       $0.48

TENNESSEE
Arbors of Hickory Hollow, Nashville (1)     1986       17        31      336    337,260     1,004         96%     $634       $0.63

Arbors of Brentwood, Nashville (1)       1986-87       20        41      346    320,993       928         94%     $691       $0.74

Brixworth, Nashville                        1985        5         6      216    144,912       671         92%     $728       $1.09

Canterchase, Nashville (1)                  1985       12        22      235    170,140       724         97%     $567       $0.78

TEXAS
7979 Westheimer, Houston                    1973       30        15      459    401,571       875         95%     $625       $0.71

Altamonte, San Antonio (1)                  1985       29        17      432    322,928       748         93%     $536       $0.72

ITEM 2. PROPERTIES
                PROPERTIES- CONTINUED

                                                                              Acreage                                  Average
                                            Year(s)                          (approxi-                   Square     Square Footage
   Property                               Constructed       Buildings          imate)       Units        Footage       Per Unit
------------------------------------------------------------------------------------------------------------------------------------
TEXAS, CONTINUED
Arbors of Las Colinas, Irving                 1985              21              15          408            334,556            820

Breton Mill, Houston (1)                      1986              21              14          392            294,152            750

Celebration at Westchase, Houston (1)         1979              27              13          367            305,609            833

Champion Oaks, Houston (1)                    1984              20              10          252            190,628            756

Dawntree, Carrollton                          1982              53              23          400            370,152            925

Forest Ridge, Arlington                    1984-85              34              29          660            555,364            841

Fountainhead I-III, San Antonio (1)        1985-87              55              23          688            457,616            665

Harbour Landing, Corpus Christi               1985              22              11          284            193,288            681

Hampton Green, San Antonio (1)                1979              32              11          293            222,341            759

Hearthstone, San Antonio (1)                  1982              17              11          252            167,464            665

Hunter's Green, Fort Worth (1)                1981              17              10          248            188,720            761

Keystone, Austin (1)                          1981              13               6          166            111,440            671

Kingswood Manor, San Antonio (1)              1983              12               6          129            109,996            853

Lakewood Oaks, Dallas                         1987              26              12          352            257,606            732

Lincoln Green I-III, San Antonio           1984-86              54              24          680            465,664            685

Marina Club, Ft. Worth                        1987              19              14          387            265,475            686

Northgate Village, San Antonio (1)            1984              23              10          264            214,928            814

Parkwest, Austin (1)                          1985              50              15          196            179,046            914

                                           Occupancy            December, 1996
                                             As of               Avg. Monthly
                                            December            Rental Rate Per
   Property                                 31, 1996         Unit           Square Foot
------------------------------------------------------------------------------------------
TEXAS, CONTINUED
Arbors of Las Colinas, Irving                     96%        $676                   $0.82

Breton Mill, Houston (1)                          98%        $533                   $0.71

Celebration at Westchase, Houston (1)             96%        $545                   $0.65

Champion Oaks, Houston (1)                        97%        $531                   $0.70

Dawntree, Carrollton                              96%        $577                   $0.62

Forest Ridge, Arlington                           93%        $600                   $0.71

Fountainhead I-III, San Antonio (1)               92%        $520                   $0.78

Harbour Landing, Corpus Christi                   96%        $525                   $0.77

Hampton Green, San Antonio (1)                    94%        $486                   $0.64

Hearthstone, San Antonio (1)                      96%        $440                   $0.66

Hunter's Green, Fort Worth (1)                    92%        $486                   $0.64

Keystone, Austin (1)                              92%        $573                   $0.85

Kingswood Manor, San Antonio (1)                  98%        $507                   $0.59

Lakewood Oaks, Dallas                             98%        $647                   $0.88

Lincoln Green I-III, San Antonio                  96%        $478                   $0.70

Marina Club, Ft. Worth                            94%        $478                   $0.70

Northgate Village, San Antonio (1)                94%        $523                   $0.64

Parkwest, Austin (1)                              90%        $759                   $0.83

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED



                                                                                                                  Occupancy
                                                                 Acreage                            Average          As of
                                       Year(s)                   (approx-              Square    Square Footage    December
     Property                       Constructed     Buildings     imate      Units     Footage       Per Unit      31, 1996
------------------------------------------------------------------------------------------------------------------------------------
TEXAS, CONTINUED
Preston in Willow Bend, Plano           1985            23          13        229      233,893         1,021          97%

Ridgetree, Dallas                       1983            38          17        798      597,642           749          95%

Saddle Creek, Carrollton                1980            18          16        238      244,488         1,027          95%

Songbird, San Antonio (1)               1981            29          15        262      277,720         1,060          93%

Sutton Place, Dallas                    1985            16          10        456      301,440           661          94%

The Lodge, San Antonio                  1979            20          10        384      259,512           676          93%

The Trails, Arlington                   1984            10           9        208      141,696           681          99%

Village Oaks, Austin (1)                1984            25          13        280      199,152           711          97%

Woodmoor, Austin                        1981            16           9        208      151,348           728          90%

VIRGINIA
Amberton, Manassas (1)                  1986            16           7        190      143,402           755         100%

Kingsport, Alexandria                   1985            73          13        416      285,793           687          97%

Saddle Ridge, Ashburn                   1989            25          14        216      194,142           899          94%

Sheffield Court, Arlington              1986            36          14        597      356,822           598          97%

Tanglewood, Manassas (1)                1987            36          29        432      388,704           900          99%

Wilde Lake, Richmond (1)                1989             8          18        189      172,980           915          91%

Woodside, Lorton                        1987            21          13        252      231,781           920          96%

WASHINGTON
2900 on First, Seattle                  1989-91          1           1        135      87,320            647          99%

                                        December, 1996
                                       Average Monthly
                                       Rental Rate Per
      Property                      Unit        Square Foot
-------------------------------------------------------------
TEXAS, CONTINUED
Preston in Willow Bend, Plano         $740          $0.72

Ridgetree, Dallas                     $502          $0.67

Saddle Creek, Carrollton              $681          $0.66

Songbird, San Antonio (1)             $643          $0.61

Sutton Place, Dallas                  $568          $0.86

The Lodge, San Antonio                $494          $0.73

The Trails, Arlington                 $518          $0.76

Village Oaks, Austin (1)              $660          $0.93

Woodmoor, Austin                      $592          $0.81

VIRGINIA
Amberton, Manassas (1)                $682          $0.90

Kingsport, Alexandria                 $687          $1.00

Saddle Ridge, Ashburn                 $837          $0.93

Sheffield Court, Arlington            $793          $1.33

Tanglewood, Manassas (1)              $697          $0.77

Wilde Lake, Richmond (1)              $672          $0.73

Woodside, Lorton                      $757          $0.82

WASHINGTON
2900 on First, Seattle                $837          $1.29

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED

                                                                                                                         Occupancy
                                                                      Acreage                            Average          As of
                                          Year(s)                     (approx-             Square     Square Footage     December
Property                               Constructed     Buildings       imate)    Units     Footage       Per Unit        31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
WASHINGTON, CONTINUED
Brentwood, Vancouver                       1990          28               14       296      286,132          967              95%

Chandler's Bay I, Kent                     1989          27               36       293      278,874          952              98%

Charter Club, Everett                      1991          17               12       201      172,773          860              99%

Creekside, Mountlake Terrace (1)           1987          24               43       512      407,296          796              99%

Eagle Rim, Redmond                      1986-88          39               20       156      137,920          884              96%

Edgewood, Woodinville (1)                  1986          15               10       203      166,299          819              98%

Fox Run, Federal Way                       1988           9                5       143      127,960          895             100%

Huntington Park, Everett                   1991          27               14       381      307,793          808             100%

Newport Heights, Seattle (1)               1985          12                5        80       59,056          738              99%

Orchard Ridge, Lynnwood                    1988           9                6       104       86,548          832              99%

Pointe East, Redmond                       1988          19                6        76       83,280        1,096              96%

Village of Newport, Federal Way (1)        1987           7                4       100       76,890          769              98%

Waterstone Place, Federal Way              1990          72               37       750      616,436          822              92%

Wellington, Silverdale (1)                 1990          17               11       240      214,024          892              80%
                                                  ----------------------------------------------------------------------------------

TOTAL PROPERTIES:                                     5,198            4,055    67,705   59,472,576
                                                  ----------------------------------------------------------------------------------

AVERAGE:                                                 24               19       311      272,810          878              95%
                                                  ==================================================================================


                                            December 1996
                                             Avg. Monthly
                                            Rental Rate Per
Property                               Unit          Square Foot
-----------------------------------------------------------------
WASHINGTON, CONTINUED
Brentwood, Vancouver                   $640                $0.66

Chandler's Bay I, Kent                 $680                $0.71

Charter Club, Everett                  $681                $0.79

Creekside, Mountlake Terrace (1)       $656                $0.83

Eagle Rim, Redmond                     $743                $0.84

Edgewood, Woodinville (1)              $693                $0.85

Fox Run, Federal Way                   $626                $0.70

Huntington Park, Everett               $653                $0.81

Newport Heights, Seattle (1)           $674                $0.91

Orchard Ridge, Lynnwood                $649                $0.78

Pointe East, Redmond                   $944                $0.86

Village of Newport, Federal Way (1)    $582                $0.76

Waterstone Place, Federal Way          $571                $0.69

Wellington, Silverdale (1)             $641                $0.72
                                       -----------------------------
TOTAL PROPERTIES:
                                       -----------------------------
AVERAGE:                               $673                $0.77
                                       =============================

(1) Encumbered by a third party mortgage.
(2) Includes La Costa Brava (JAX) and Cedar Cove.

          ADDITIONAL PROPERTIES

                                                                                                                         Occupancy
                                                               Acreage                                   Average           As of
                                  Year(s)                      (approx-                 Square       Square Footage       December
Property                        Constructed      Building       imate)       Units      Footage          Per Unit         31, 1996
------------------------------------------------------------------------------------------------------------------------------------

CALIFORNIA
Brookside Place, Stockton          1981            28              10          90        96,664           1,074             96%

Canyon Creek, San Ramon            1984            27              13         268       257,676             961             94%

Cobblestone Village, Fresno        1983            33              15         162       153,118             945             94%

Country Oaks, Agoura               1985            38              15         256       258,558           1,010             93%

Edgewater, Bakersfield             1984            35              15         258       240,322             931             93%

Feather River, Stockton            1981            16               8         128        97,328             760             95%

Hidden Lake, Sacramento            1985            27              17         272       261,808             963             93%

Lakeview, Lodi                     1983            25               9         138       136,972             993             95%

Lantern Cove, Foster City          1985            29              17         232       228,432             985             94%

Schooner Bay I, Foster City        1985            21            12.5         168       167,345             996             95%

Schooner Bay II, Foster City       1985            18            12.5         144       143,442             996             97%

South Shore, Stockton              1979            24               8         129       141,055           1,093             93%

Waterfield Square I, Stockton      1984            22              10         170       160,100             942             95%

Waterfield Square II, Stockton     1984            24               9         158       151,488             959             96%

Willow Brook, Pleasant Hill        1985            38              12         228       234,840           1,030             95%

Willow Creek, Fresno               1984            15               7         116       118,422           1,021             91%

COLORADO

                                           December, 1996
                                            Avg Monthly
                                          Rental Rate Per
                                       Unit        Square Foot
----------------------------------------------------------------
CALIFORNIA
Brookside Place, Stockton             $  740          $0.69

Canyon Creek, San Ramon               $1,055          $1.10

Cobblestone Village, Fresno           $  563          $0.60

Country Oaks, Agoura                  $1,184          $1.17

Edgewater, Bakersfield                $  638          $0.68

Feather River, Stockton               $  547          $0.72

Hidden Lake, Sacramento               $  677          $0.70

Lakeview, Lodi                        $  682          $0.69

Lantern Cove, Foster City             $1,524          $1.55

Schooner Bay I, Foster City           $1,583          $1.59

Schooner Bay II, Foster City          $1,570          $1.58

South Shore, Stockton                 $  749          $0.69

Waterfield Square I, Stockton         $  580          $0.62

Waterfield Square II, Stockton        $  597          $0.62

Willow Brook, Pleasant Hill           $1,209          $1.17

Willow Creek, Fresno                  $  668          $0.65

COLORADO

             ADDITIONAL PROPERTIES

                                                                                                     Occupancy    December, 1996
                                                          Acreage                        Average       As of       Avg. Monthly
                                    Year(s)              (approx-            Square   Square Footage  December    Rental Rate Per
     Property                    Constructed  Buildings   imate    Units    Footage     Per Unit     31, 1996    Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Deerfield, Denver                   1983        22         9        158     146,380        926          94%      $705      $0.76

COLORADO, CONTINUED
Foxridge, Englewood                 1984        27        15        300     292,992        977          92%      $764      $0.78

NEW MEXICO
Mesa Del Oso, Albuquerque           1983        69        25        221     252,169      1,141          99%      $893      $0.78

Tierra Antigua, Albuquerque         1985        19         9        148     152,241      1,029          93%      $796      $0.77

OKLAHOMA
Lakewood, Tulsa                     1985        21         9        152     157,372      1,035          95%      $670      $0.65
                                        ----------------------------------------------------------------------------------------
TOTAL ADDITIONAL PROPERTIES:                   578       257      3,896   3,848,724
                                        ----------------------------------------------------------------------------------------
AVERAGE:                                        28        12        186     183,273        988          94%      $899      $0.91
                                        ========================================================================================

Note: All of these Additional Properties are encumbered by mortgages, of which the Company has an investment in the second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities).

                                    PART I

ITEM 3.  LEGAL PROCEEDINGS

     Richard M. Perlman, a former employee of companies controlled by Mr. Zell, filed a legal proceeding against Mr. Zell and various partnerships and corporations controlled by Mr. Zell claiming, inter alia, that he had an
                                              ----------
interest in 20 of 46 of the Initial Properties (the "Zell Properties") and that he suffered damages when those Properties were transferred into the REIT. The proceeding was filed on July 21, 1995 (Richard M. Perlman, et al. v. Samuel
                                       ------------------------------------
Zell, et al.) (United States District Court for the Northern District of
-----------
Illinois-Eastern Division, Case No. 95 C 4242). Mr. Perlman voluntarily dismissed the action that he previously filed in the Circuit Court of Cook County, Illinois, which was known as Richard M. Perlman v. Samuel Zell, et al,
                                     -----------------------------------------
Case No. 92 CH 19915. Mr. Zell believes that such claim lacks merit and is vigorously contesting the claims. The Company and the Operating Partnership are not currently parties to this lawsuit. Discovery is currently proceeding and trial is currently anticipated to commence in June, 1997. Because Mr. Perlman's entire claimed interest in these Properties, based on Mr. Perlman's pleadings, does not exceed 1% of the value of these Properties, the Operating Partnership has title insurance coverage, and the Operating Partnership has been indemnified by Mr. Zell and certain of his affiliates for any actual losses incurred in connection with such matters, the Operating Partnership believes no material loss to the Operating Partnership could occur.

     On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk Count, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter alia, that had the Company learned of the background of Mr.
         ----- ----
Countryman prior to his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. The Company is vigorously contesting these claims, and believes it has strong defenses to these claims, nevertheless, there is no assurance that the Company will not be held liable for said deaths and there is no assurance that its insurance coverage will cover all damages that may be awarded against it.

     In addition, only ordinary routine litigation incidental to the business which is not deemed material was initiated during the year ended December 31, 1996. The Operating Partnership does not believe there is any other litigation, except as mentioned in the previous paragraph, threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     There is no established public trading market for the OP Units.

     The following table sets forth for the periods indicated, the distributions paid on the Operating Partnership's OP Units:

                                                 Distributions
                                                 -------------
Fiscal Year 1996
Fourth Quarter Ended December 31, 1996           $0.625
Third Quarter Ended September 30, 1996           $0.59
Second Quarter Ended June 30, 1996               $0.59
First Quarter Ended March 31, 1996               $0.59

Fiscal Year 1995
Fourth Quarter Ended December 31, 1995           $0.59
Third Quarter Ended September 30, 1995           $0.53
Second Quarter Ended June 30, 1995               $0.53
First Quarter Ended March 31, 1995               $0.53

     In addition, on February 25, 1997, the Operating Partnership declared a $0.625 distribution on each OP Unit payable on April 11, 1997 to OP Unit holders of record on March 28, 1997.

     The number of holders of record of OP Units in the Operating Partnership at December 31, 1996, was 146. The number of outstanding OP Units as of December 31, 1996 was 59,013,064.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and the Predecessor Business. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994, 1993 and 1992 have been derived from the historical Financial Statements of the Operating Partnership and the Predecessor Business audited by Grant Thornton LLP, independent accountants. The historical operating data for the year ended December 31, 1996, has been derived from the historical Financial Statements of the Operating Partnership by Ernst & Young LLP, independent auditors. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements as included elsewhere in this Form 10-K.

                       ERP OPERATING LIMITED PARTNERSHIP
                           AND PREDECESSOR BUSINESS
          CONSOLIDATED AND COMBINED HISTORICAL FINANCIAL INFORMATION
           (Amounts in thousands except OP Units and property data)

                                                                                       Year Ended December 31,  (1)
                                                                    ---------------------------------------------------------------
                                                                       1996         1995         1994         1993         1992
                                                                     ----------   ----------   ----------   ----------  ----------

OPERATING DATA:

Total revenues                                                      $  478,385   $  390,384   $  231,034   $  112,070  $  92,973

                                                                     ==========   ==========   ==========   ==========  ==========
Income (loss) before gain on disposition of properties,
     extraordinary items and allocation to Predecessor Business     $   97,033   $   59,738   $   45,988   $    8,137  $  (3,281)
                                                                     ==========   ==========   ==========   ==========  ==========
Net income                                                          $  115,923   $   83,355   $   45,988   $    9,929  $     -
                                                                     ==========   ==========   ==========   ==========  ==========
Net income per weighted average OP Unit outstanding                 $     1.70   $     1.68   $     1.34   $     0.43  $     -
                                                                     ==========   ==========   ==========   ==========  ==========
Weighted average OP Units outstanding                                   51,108       42,749       34,150       22,939        -
                                                                     ==========   ==========   ==========   ==========  ==========
Distributions declared per OP Unit outstanding                      $     2.40   $     2.18   $     2.01   $     0.68  $     -
                                                                     ==========   ==========   ==========   ==========  ==========


BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation                      $2,983,510   $2,188,939   $1,963,476   $ 634,577   $ 358,212
  Real estate, after accumulated depreciation                       $2,681,998   $1,970,600   $1,770,735   $ 478,210   $ 218,825
  Total assets                                                      $2,986,127   $2,141,260   $1,847,685   $ 535,914   $ 238,878
  Total debt                                                        $1,254,274   $1,002,219   $  994,746   $ 278,642   $ 343,282
  Redeemable Preference Interests, net                              $      -     $   24,578   $   26,001   $     -     $     -
  9 3/8% Series A Cumulative Redeemable Preference Units            $  153,000   $  153,000   $      -     $     -     $     -
  9 1/8% Series B Cumulative Redeemable Preference Units            $  125,000   $  125,000   $      -     $     -     $     -
  9 1/8% Series C Cumulative Redeemable Preference Units            $  115,000   $      -     $      -     $     -     $     -
  Partners' capital (deficit)                                       $1,216,467   $  750,902   $  761,373   $ 229,644   $(122,094)



OTHER DATA:
  Total properties (at end of period) (2)                                  218          174          163          79          46
  Total apartment units (at end of period) (2)                          67,705       53,294       50,704      24,419      15,732
  Funds from operations (unaudited) (3)                             $  160,267   $  120,965   $   83,886   $  30,127   $  11,975
  Cash flow provided by (used for):
     Operating activities                                           $  210,930   $  141,534   $   93,997   $  25,582   $  10,871
     Investing activities                                           $ (635,655)  $ (324,018)  $ (896,515)  $(106,543)  $  (5,917)
     Financing activities                                           $  558,568   $  175,874   $  808,495   $  94,802   $  (4,945)

                                    PART II

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION (COMBINED HISTORICAL (CONTINUED))

(1) Historical results for the year ended December 31, 1992 represented the combined results for the Predecessor Business. Historical results for the year ended December 31, 1993 included combined results of the Predecessor Business for the period January 1, 1993 through August 17, 1993.

(2) In August 1995, the Operating Partnership also made an $89 million investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. The Additional Properties consist of 3,896 units.

(3) The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The new definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, less allocation of income to the Redeemable Preference Interests and the Series A, Series B and Series C Cumulative Redeemable Preference Units, plus depreciation on real estate assets and amortization of deferred financing costs related to the Predecessor Business. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies. The Operating Partnership's calculation of FFO for 1995 and 1994 have been restated to reflect the effects of the new definition as mentioned above. FFO for the year ended December 31, 1994 includes the effect of a one-time charge of approximately $879,000 for the relocation of the property management headquarters to Chicago. In addition, FFO for the year ended December 31, 1993 excludes the effect of refinancing costs of approximately $3.3 million which represented costs associated with the prepayment of certain mortgage loans.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements thereto appearing elsewhere in this Form 10-K. Due to the Operating Partnership's ability to control through ownership the Management Partnerships, the Financing Partnerships and the LLCs, each such entity has been consolidated with the Operating Partnership for financial reporting purposes.

RESULTS OF OPERATIONS

     Since the Company's IPO, the Operating Partnership has acquired direct or indirect interests in 160 properties (the "Acquired Properties"), containing 49,679 units in the aggregate for a total purchase price of approximately $2.4 billion, including the assumption of approximately $554.2 million of mortgage indebtedness. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased ten of such Acquired Properties or 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties or 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties or 5,035 units in 1995 (the "1995 Acquired Properties") and 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"). In addition, in August 1995 the Operating Partnership made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated and Combined Financial Statements of the Operating Partnership from the date of each acquisition.

     During 1995 the Operating Partnership also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During 1996, the Operating Partnership disposed of five properties containing 1,254 units (the "1996 Disposed Properties") for a total sales price of approximately $41.3 million.

     The Operating Partnership's overall results of operations for the three years ended December 31, 1996 have been significantly impacted by the Operating Partnership's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the Acquired Properties. The impact of the Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both 1996 and 1995 (the "1996 Same Store Properties") and Properties that the Operating Partnership owned for all of both 1995 and 1994 (the "1995 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

   COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995

   For the year ended December 31, 1996, income before gain on disposition of properties and extraordinary items increased by $37.3 million when compared to the year ended December 31, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1995 Disposed Properties. Interest income earned on the Company's mortgage note investment increased by approximately $8 million and was an additional factor that impacted the year to year changes.

   In regard to the 1996 Same Store Properties, rental revenues increased by approximately $15.9 million or 4.8 % primarily as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.7 million or 1.2%. This increase was primarily the result of higher payroll expenses and utilities costs. For 1996 the Operating Partnership also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.7 million. In addition, real estate taxes increased due to reassessments on certain of the 1996 Same Store Properties.

   Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $2.3 million primarily as a result of the expansion of the Operating Partnership's property management with the addition of a regional operations center ("ROC") in Seattle, Washington and during the third quarter of 1996 the addition of two new area offices located in Raleigh, North Carolina and Ft. Lauderdale, Florida. Other factors that impacted this increase were higher payroll and travel costs and legal and professional fees.

   Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues decreased by $0.3 million primarily due to the disposition of certain of these properties.

   Interest expense, including amortization of deferred financing costs, increased by approximately $3.8 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $75.8 million. However, the Operating Partnership's effective interest costs decreased from 8.09% in 1995 to 7.87% in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

   General and administrative expenses, which include corporate operating expenses, increased approximately $1.7 million between the years under comparison. This increase was primarily due to adding corporate personnel, higher salary costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 2.06% for the year ended December 31, 1996, which was a slight decrease from 2.08% in 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

     For the year ended December 31, 1995, income before gain from disposition of properties and extraordinary items increased by $13.8 million when compared to the year ended December 31, 1994. This increase was primarily due to increases in rental revenues net of increases in interest expense, property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1995 Acquired Properties and 1994 Acquired Properties which was partially offset by the 1995 Disposed Properties. Increases in fee and asset management revenues, net of fee and asset management expenses as well as interest income of approximately $4.9 million earned on the Operating Partnership's mortgage note investment were additional factors that impacted the change from 1994 to 1995.

     In regard to the 1995 Same Store Properties, rental revenues increased by approximately $5.5 million or 4% as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $0.9 million or 1.5%. This increase was the result of higher leasing and advertising costs, repair and maintenance and real estate taxes for certain of the 1995 Same Store Properties located in Texas.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $5 million primarily as a result of the expansion of the Operating Partnership's property management with the addition of ROCs in Bethesda, Maryland, Denver, Colorado and Seattle, Washington. These new ROCs were the result of acquiring Artery Property Management, Inc. ("Artery") in December 1994 and assuming property management for 31 Properties in January and February 1995.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues increased by $2.3 million and expenses increased by $1.8 million, primarily due to the management of an additional 6,213 units for certain properties owned by various Artery entities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Interest expense, including amortization of deferred financing costs, increased by approximately $42.8 million. Of this increase, $18.1 million was due to the interest associated with the debt assumed on the 1994 Acquired Properties and 1995 Acquired Properties, $4.1 million was due to the 1999 Notes, $7.3 million was due to the Floating Rate Notes, $8 million was due to the Operating Partnership's line of credit and $7.3 million was due to the 2002 Notes. This increase was partially offset by a decrease of approximately $2 million in interest expense due to repayment of mortgage indebtedness in the amount of $45.5 million on seven of the Operating Partnership's Properties at various times in 1995.

     General and administrative expenses, which include corporate operating expenses, increased by approximately $2.1 million, primarily due to an increase in state and local income and franchise taxes, as well as adding corporate personnel and incurring higher administrative costs associated with increasing the size of the Operating Partnership. However, general and administrative expenses as a percentage of total revenues decreased from 2.6% in 1994 to 2.1% in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 1996, the Operating Partnership had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1996 was approximately $147.3 million and the amounts available on the Operating Partnership's line of credit were $250 million. In addition, the Operating Partnership had $3.6 million of proceeds from a property sale included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Consolidated Statements of Cash Flows.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities. Continuing to employ this strategy, during 1996 the Company and/or the Operating Partnership; (i) issued a total of approximately 14.4 million Common Shares through various offerings and received total net proceeds of $483 million, (ii) completed the offering of the Series C Preferred Shares and received net proceeds of $111.4 million, (iii) issued the 2026 Notes and received net proceeds of $149 million and (iv) refinanced certain of its tax-exempt bonds in two separate transactions for a total of $112.2 million of net proceeds. All of these proceeds have been or will be utilized to purchase additional properties and/or repay the line of credit and mortgage indebtedness on certain properties.

     With respect to Property acquisitions during the year, the Operating Partnership purchased 49 Properties containing 15,665 units for a total acquisition cost of $778.2 million, which included the assumption of $142.2 million of mortgage indebtedness, the forgiveness of debt of $2.7 million and the issuance of OP Units having a value of approximately $0.4 million. These acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit and a portion of the proceeds received in connection with the transactions mentioned in the previous paragraph.

     During the year ended December 31, 1996, the Operating Partnership also disposed of five properties which generated net proceeds of approximately $40 million. Proceeds from four of the dispositions were ultimately applied to purchase additional Properties and the remaining proceeds have been set aside for future property acquisitions.

     As of December 31, 1996, the Operating Partnership had total indebtedness of approximately $1.3 billion, which included mortgage indebtedness of $755.4 million, of which $274 million represented tax exempt bond indebtedness, and unsecured debt of $498.8 million (net of a $1.2 million discount). During the year, the Operating Partnership repaid an aggregate of $57 million mortgage indebtedness on eight of its Properties. These repayments were funded from the Operating Partnership's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs. The Operating Partnership has, from time to time, entered into interest rate protection agreements, financial instruments, to reduce the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. No such financial instrument has been used for trading purposes. On February 12, 1996, the Operating Partnership entered into two interest rate protection agreements that will hedge the Operating Partnership's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the refinance risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into these agreements.

     The Operating Partnership has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Operating Partnership has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Operating Partnership's standards. In regard to capital replacements, the Operating Partnership generally expects to spend $300 per unit on an annual recurring basis.

     During the year ended December 31, 1996, total capital expenditures for the Operating Partnership approximated $45.9 million. Of this amount, approximately $10.6 million related to capital improvements and major repairs for certain of the 1994, 1995 and 1996 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-IPO properties and Acquired Properties approximated $13.8 million, or $232 per unit. Capital spent for replacement-type items approximated $16.3 million, or $276 per unit, which is in line with the Operating Partnership's expected annual recurring per unit cost. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.9 million. Also included in total capital expenditures was approximately $2.3 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 1997 are budgeted to be approximately $48 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Total distributions paid in 1996 amounted to $142.3 million, which included the distribution declared in the fourth quarter of 1995. The fourth quarter of 1996 distributions were paid on January 10, 1997 and approximated $45.9 million. On February 25, 1997, the Operating Partnership declared a $0.625 distribution on each OP Unit payable to holders of record on March 28, 1997. This distribution will be paid on April 11, 1997. The Operating Partnership also declared a $0.585938 distribution, a $0.570313 distribution and a $0.570313 distribution to the Company as holder of the Series A Cumulative Redeemable Preference Units, the Series B Cumulative Redeemable Preference Units and Series C Cumulative Redeemable Preference Units, respectively. These distributions will be paid on or about April 15, 1997.

     In January 1997 the Company announced its planned Merger with Wellsford, and upon shareholder approval by both companies, anticipates the consummation of such Merger on or around June 1, 1997. In connection with the Merger, the Company may have to fund up to $67 million to cover certain transaction and termination costs, repay Wellsford's line of credit balance and fund an investment in a Company to be spun off from Wellsford.

     Subsequent to December 31, 1996, the Operating Partnership acquired eight additional properties representing 2,575 units for a total purchase price of approximately $144.2 million, including the assumption of approximately $50.8 million of mortgage indebtedness. These acquisitions were funded from proceeds of the December 1996 Common Share Offering. The Operating Partnership is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties. During the remainder of 1997, the Operating Partnership expects to acquire between 10,000 to 15,000 multifamily units, in addition to the Merger mentioned above. However, there is no assurance that this level of property acquisitions can be achieved since the Operating Partnership is dependent on the capital markets in order to issue additional equity and debt securities to permanently finance such acquisitions.

     In March 1997, the Company contributed to the Operating Partnership net proceeds of $43.2 million from the March 1997 Common Share Offerings. These proceeds will be utilized to purchase additional properties and/or repay mortgage indebtedness on certain properties.

     The Operating Partnership anticipates that it may sell certain Properties in the portfolio and may sell up to 2,500 multifamily units during 1997. However, there is no assurance that this level of property dispositions may be achieved.

     The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and capital improvements through the issuance of unsecured notes and debt securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     In November 1996, the Operating Partnership reached an agreement with Morgan Guaranty and Bank of America to provide the Operating Partnership a new credit facility with potential borrowings of up to $250 million. This new line of credit matures in November 1999 and will continue to be used for property acquisitions and for any working capital needs. As of March 20, 1997, no amounts were outstanding under this facility.

     As of January 1, 1995, the Operating Partnership had approximately $20 million of cash and cash equivalents and $88 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at December 31, 1995 was approximately $13.4 million and the amounts available on the Operating Partnership's line of credit were $158 million. In addition, the Operating Partnership had $15 million of proceeds from various property sales included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

     The Company completed its Second Public Debt Offering in April 1995 and contributed to the Operating Partnership net proceeds of approximately $123.1 million, substantially all of which were applied to repay a portion of the outstanding balance on the Operating Partnership's line of credit. In May 1995, the Company completed its offering of the Series A Preferred Shares and contributed to the Operating Partnership net proceeds of approximately $148.2 million. Of these proceeds, $95 million were applied to repay the remaining outstanding balance on the Operating Partnership's line of credit. The remaining proceeds were subsequently used to purchase additional Properties and pay off scheduled debt maturities. In November 1995, the Company completed its offering of the Depositary Shares and contributed to the Operating Partnership net proceeds of approximately $121.1 million, all of which were once again applied to repay a portion of the outstanding balance on the Operating Partnership's line of credit.

     With respect to property acquisitions during 1995, the Operating Partnership purchased 17 Properties containing 5,035 units for a total of $263.8 million, which included the assumption of $23.6 million of mortgage indebtedness and the issuance of OP Units having a value of approximately $17.8 million. The Operating Partnership also made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 properties containing 3,896 units. These acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit and a portion of the proceeds received in connection with the Series A Preferred Shares as mentioned in the previous paragraph.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     During 1995, the Operating Partnership disposed of six properties which generated net proceeds of $46.4 million and reduced mortgage indebtedness by $20.5 million. As of December 31, 1995, approximately $15 million of such proceeds were included in the Operating Partnership's balance sheet in its deposits-restricted account.

     As of December 31, 1995, the Operating Partnership had total indebtedness of approximately $1 billion, which included conventional mortgages of $399.2 million, unsecured debt of $348.5 million (net of a $1.5 million discount) and tax exempt bond indebtedness of $162.5 million and $92 million outstanding on the Operating Partnership's line of credit. During the year, the Operating Partnership repaid mortgage indebtedness on seven of its Properties, which aggregated $45.5 million. These repayments were funded from the Operating Partnership's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs.

     During the year ended December 31, 1995, total capital expenditures for the Operating Partnership approximated $49.8 million. Of this amount, approximately $14.2 million, or $256 per unit, related to capital improvements and major repairs for the Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO Properties approximated $13.7 million, or $247 per unit. Capital spent for replacement-type items approximated $16.4 million, or $296 per unit, which is in line with the Company's expected annual recurring per unit cost. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at Reserve Square, the amount was approximately $5.5 million. Also included in total capital expenditures was approximately $3.7 million expended for non-real estate additions such as computer software, computer equipment and furniture and fixtures for the Operating Partnership's regional operation centers and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

FUNDS FROM OPERATIONS

     Commencing in 1996, the Operating Partnership implemented the new definition of FFO adopted by the Board of Governors of NAREIT in March 1995.
The new definition primarily eliminates the amortization of deferred financing costs and depreciation of non-real estate as items added back to net income when calculating FFO.

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS (CONTINUED)

estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income excluding gains on dispositions of properties, gains on early extinguishment of debt and write-off of unamortized costs on refinanced debt, less allocation of income to the Redeemable Preference Interests and the Series A, Series B and Series C Cumulative Redeemable Preference Units, plus depreciation on real estate assets and amortization of deferred financing costs related to the Predecessor Business. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies.

     For the year ended December 31, 1996 FFO increased $39.3 million representing a 32.5% increase when compared to the year ended December 31, 1995. For the year ended December 31, 1995, FFO, based on the Operating Partnership's calculation of FFO, increased by $37.1 million representing a 44.2% increase when compared to the year ended December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On March 7, 1996, the Operating Partnership filed a Current Report on Form 8-K, as amended, reporting the dismissal of Grant Thornton L.L.P. as its independent public accountants that is incorporated herein by reference.

                                   PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
  (a,b,c,d,e & f) TRUSTEES AND EXECUTIVE OFFICERS
                  -------------------------------

  The Operating Partnership does not have any trustees or executive officers. The trustees and executive officers, as of March 1, 1997, of the Company, their ages and their positions and offices are set forth in the following table:

             NAME            AGE                 POSITIONS AND OFFICES HELD
---------------------------- ---  ------------------------------------------------------------
Samuel Zell                   55  Chairman of the Board of Trustees (term expires in 1999)
Douglas Crocker II            56  President, Chief Executive Officer and Trustee (term expires in
                                  1998)
David J. Neithercut           41  Executive Vice President and Chief Financial Officer
Bruce C. Strohm               42  Executive Vice President, General Counsel and Secretary
Gregory H. Smith              46  Executive Vice President-Asset Management
Gerald A. Spector             50  Executive Vice President, Chief Operating Officer and Trustee
                                  (term expires in 1997)
Frederick C. Tuomi            42  Executive Vice President-Property Management
Michael J. McHugh             41  Senior Vice President, Chief Accounting Officer and Treasurer
Alan W. George                39  Executive Vice President-Acquisitions
John W. Alexander             50  Trustee (term expires in 1999)
Henry H. Goldberg             58  Trustee (term expires in 1999)
Errol R. Halperin             56  Trustee (term expires in 1999)
James D. Harper, Jr.          63  Trustee (term expires in 1998)
Sheli Z. Rosenberg            55  Trustee (term expires in 1998)
Barry S. Sternlicht           36  Trustee (term expires in 1997)
B. Joseph White               49  Trustee (term expires in 1997)

  Samuel Zell. Mr. Zell has been Chairman of the Board of Trustees of the Company since March 1993. Mr. Zell is chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"), American Classic Voyages Co., an owner and operator of cruise lines ("American Classic"), and Anixter International Inc., a provider of integrated network and cabling systems ("Anixter"). Mr. Zell is chairman of the board and chief executive officer of both Capsure Holdings Corp., a holding company whose principal subsidiaries are specialty property and casualty insurers ("Capsure") and Manufactured Home Communities, Inc., a REIT specializing in ownership and management of manufactured home communities ("MHC"). He is co-chairman of the board of directors of Revco D.S., Inc., a drugstore chain ("Revco"), and is a director of Quality Food Centers, Inc., an owner and operator of supermarkets, Sealy Corporation, a bedding manufacturer ("Sealy"), Ramco Energy PLC, an independent oil company based in the United Kingdom, and TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions.

  Douglas Crocker II. Mr. Crocker has been President, Chief Executive Officer and Trustee of the Company since March 1993. Mr. Crocker is a director of Horizon Group, Inc., an owner,

                                   PART III

developer and operator of outlet retail properties. Mr. Crocker has been president and chief executive officer of First Capital Financial Corporation, a sponsor of public limited real estate partnerships ("First Capital"), since December 1992 and a director since January 1993. He has been an executive vice president of Equity Financial and Management Company ("EF & M"), a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities since November 1992. From September 1992 until November 1992, Mr. Crocker was a managing director of investment banking with Prudential Securities, an investment banking firm. He was a director and president of Republic Savings Bank, a national chartered savings and loan association ("Republic"), from December 1988 to June 1992, at which time the Resolution Trust Corporation took control of Republic.

  David J. Neithercut. Mr. Neithercut has been Executive Vice President and Chief Financial Officer of the Company since February 1995. Mr. Neithercut had been Vice President-Financing of the Company from September 1993 until February 1995. Mr. Neithercut was senior vice president-finance of EGI from January 1995 until February 1995. He was vice president-finance of Equity Assets Management, Inc., a subsidiary of EGI providing real estate ownership services ("EAM"), from October 1990 until December 1994.

  Bruce C. Strohm. Mr. Strohm has been Executive Vice President and General Counsel of the Company since March 1995 and Secretary since November 1995. Mr. Strohm was an Assistant Secretary since March 1995 and Vice President of the Company since its formation. From January 1988 until March 1995, Mr. Strohm was a vice president of Rosenberg & Liebentritt, a law firm ("R & L"), most recently serving as a member of the firm's management committee.

  Gregory H. Smith. Mr. Smith has been Executive Vice President-Asset Management of the Company since December 1994. Mr. Smith was a senior vice president of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until December 1994. Mr. Smith had been employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships from June 1989 until December 1993, most recently serving as first vice president.

  Gerald A. Spector. Mr. Spector has been the Executive Vice President and Trustee of the Company since March 1993 and Chief Operating Officer of the Company since February 1995. Mr. Spector was the Treasurer of the Company from March 1993 through February 1995. Mr. Spector had been an officer of EF&M since January 1973, most recently serving as vice president from November 1994 through January 1996. Mr. Spector was executive vice president and chief operating officer of EF&M from September 1990 through November 1994. Mr. Spector had been an officer of EGI since January 1988, most recently serving as vice president from November 1994 through January 1996. Mr. Spector was executive vice president and chief operating officer of EGI from January 1991 through January 1994.

  Frederick C. Tuomi. Mr. Tuomi has been Executive Vice President-Property Management of the Company since January 1994. Mr. Tuomi had been president of RAM Partners, Inc., a subsidiary of Post Properties, Inc., a REIT, from March 1991 until January 1994. Mr. Tuomi was

                                   PART III

president of Pilot Property Company, a property management company, from July 1988 until March 1991.

  Michael J. McHugh. Mr. McHugh has been Senior Vice President of the Company since November 1994 and Chief Accounting Officer and Treasurer of the Company since February 1995. From May 1990 to January 1995, Mr. McHugh was senior vice president and chief financial officer of First Capital.

  Alan W. George Mr. George has been Executive Vice President-Acquisitions of the Company since February 1997, Senior Vice President - Acquisitions of the Company from December 1995 until February 1997 and Vice President-Acquisitions and asset manager of the Company from December 1993 to December 1995. Mr. George was vice president-asset management of EAM from June 1992 until December 1993. He was vice president-asset management for American Real Estate Group, a real estate investment company, from 1990 to 1992.

  John W. Alexander. Mr. Alexander became a Trustee of the Company in May 1993. He has been the president of Mallard Creek Capital Partners, Inc., primarily an investment company with interests in real estate and development entities, since February 1994. He has been a partner of Meringoff Equities, a real estate investment company and is a director of Jacor Communications, Inc., an owner and operator of radio stations ("Jacor").

  Henry H. Goldberg. Mr. Goldberg has been a Trustee of the Company since January 1995. Mr. Goldberg is chairman of the board, chief executive officer and founder of Artery Properties, Inc. Founded in 1959, Artery Properties, Inc. is a diversified real estate company. Mr. Goldberg was the direct or indirect general partner (or an executive thereof) of seven partnerships owning residential apartment communities and one commercial office building, each of which filed petitions under Federal bankruptcy laws during 1991 through 1993. Each of the partnerships is now out of bankruptcy through a reorganization plan agreed to by the project lender.

  Errol R. Halperin. Mr. Halperin became a Trustee of the Company in May 1993. Mr. Halperin has been an attorney at Rudnick and Wolfe, a law firm, since 1979, serving as a senior partner and a member of such firm's policy committee since 1981, specializing in Federal income tax counseling and real estate and corporate transactions.

  James D. Harper, Jr. Mr. Harper became a Trustee of the Company in May 1993. Since 1982, Mr. Harper has been president of JDH Realty Co., a real estate development and investment company. Since 1988 he has been a co-managing partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico.

  Sheli Z. Rosenberg. Ms. Rosenberg has been a Trustee of the Company since March 1993. She is a principal of the law firm of R&L. Ms. Rosenberg is chief executive officer, president and a director of EGI. Ms. Rosenberg has been a director of Jacor since 1994 and has been chairman of its board of directors since February 1996. Ms. Rosenberg is a director of Capsure, Falcon Building Products, Inc., a manufacturer and supplier of building products ("Falcon"), American Classic, MHC, Anixter, Revco and Sealy.

                                   PART III

  Barry S. Sternlicht. Mr. Sternlicht became a Trustee of the Company in May 1993. Mr. Sternlicht has been chief executive officer and president of Starwood Capital Group, L.P. since 1993 and president of Starwood Capital Partners, L.P., a privately owned real estate investment firm since its formation in 1991. Mr. Sternlicht is chairman of the board and chief executive officer of Starwood Lodging Trust, a REIT specializing in the ownership of hotels and co-chairman of the board of Westin Hotels and Resorts Company, an owner and operator of hotels. Mr. Sternlicht is a trustee of Angeles Participating Mortgage Trust, a mortgage REIT, and a director of, U.S. Franchise Systems, a hotel franchise company and Starwood Lodging Corporation, which manages hotels owned by Starwood Lodging Trust.

  B. Joseph White. Mr. White became a Trustee of the Company in May 1993. He has been a professor at the University of Michigan Business School since 1987 and has served as Dean since 1991. Mr. White is a director of Falcon, Union Pump Company, a manufacturer of pumps, and Kelly Services, Inc., an employment agency.

  Pursuant to the Company's declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act requires the Operating Partnership to report, based on its review of reports to the SEC about transactions in its OP Units furnished to the Operating Partnership and written representation of the Company's trustees and executive officers and the Operating Partnership's 10% owners.

  Mr. Goldberg filed a Form 4 late to report the redemption of 300 Preference Units and Mr. Sternlicht filed a Form 4 late to report the disposition of 325,000 OP Units.

ITEM 11.  EXECUTIVE COMPENSATION

  The Operating Partnership does not have any executive compensation. Information concerning the Company's executive compensation will be contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which Annual Report is incorporated herein by reference.

                                   PART III




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 1, 1997, (except as otherwise indicated in the footnotes) regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership's outstanding OP Units, and in addition, each trustee of the Company, the executive officers of the Company, and by all trustees and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                                                               OP Units
                                                          Beneficially Owned
                                                       -------------------------
                  Name and Business                                     Percent
             Address of Beneficial Owner                    Amount     of Class
-----------------------------------------------------   -------------- ---------
Samuel Zell (1)                                         3,436,060 (2)    5.81%
Partnerships and Corporations
      controlled by Ann Lurie (1)                       3,300,675 (3)    5.58%
Douglas Crocker II (1)                                        --           *
Bruce C. Strohm                                               --           *

                                   PART III

Gregory H. Smith (1)                                          --           *
Gerald A. Spector (1)                                       1,683          *
Frederick C. Tuomi (1)                                        --           *
John W. Alexander (4)                                         --           *
Henry H. Goldberg (5 & 6)                                 387,139 (6)      *
Errol R. Halperin (7)                                         --           *
James D. Harper Jr. (8)                                       --           *
Sheli Z. Rosenberg (1) (9)                                  1,528          *
B. Joseph White (10)                                          --           *
Barry S. Sternlicht (11)                                1,899,996 (11)   3.21%
Robert A. Faith (11)                                    1,899,996 (11)   3.21%
Equity Residential Properties Trust (1)                51,748,007       87.55%
All trustees and officers of the Company as a group     5,723,195        9.68%
including the above-named persons (16 persons)

* Less than 1%

                                   PART III

(1) The business address for each of these entities and individuals is Two North Riverside Plaza, Chicago, Illinois 60606.

(2) Includes 3,436,060 OP Units deemed to be owned beneficially by Mr. Zell because Mr. Zell controls or shares control of power to vote and invest such OP Units, either as the indirect majority shareholder of a corporation or a corporate general partner or as a general partner. Includes the following partnerships and corporations which are under the control of Mr.
     Zell: B/S Investments, First Capital Financial Corporation, FU Associates and ROPU Associates Limited Partnership. However, Mr. Zell disclaims ownership of 1,557,561 OP Units because the economic benefits, with respect to such OP Units, are attributable to others. Includes 2,599,513 OP Units which are pledged as collateral in connection with various loans. Under the loan agreements, the lenders cannot vote (assuming exchange of the OP Units for Common Shares) or exercise any ownership rights relating to the pledged OP Units unless there is an event of default under the respective loan agreements.

(3) Includes 3,300,675 OP Units deemed to be owned beneficially by Ann Lurie because Mrs. Lurie shares control of power to vote and invest such OP Units, either as the indirect majority shareholder of a corporation or a corporate general partner or as a general partner. Includes the following partnerships and corporations which are under the control of Mrs. Lurie:
     B/S Investments, First Capital Financial Corporation, and ROPU Associates Limited Partnership. However, Mrs. Lurie disclaims ownership of 1,878,499 OP Units because the economic benefits, with respect to such OP Units, are attributable to others. Includes 2,599,513 OP Units which are pledged as collateral in connection with various loans. Under the loan agreements, the lenders cannot vote (assuming exchange of the OP Units for Common Shares) or exercise any ownership rights relating to the pledged OP Units unless there is an event of default under the respective loan agreements.

(4) Mr. Alexander's business address is c/o Mallard Creek Capital Partners, 227 North Church Street, Suite 200 - Box E, Charlotte, North Carolina 28202.

(5) The business address for Mr. Goldberg is c/o Artery Properties, Inc. Artery Plaza West, 4733 Bethesda Avenue, Suite 400, Bethesda, Maryland 20814.

(6) Includes 48,078 OP Units held by Mr. Goldberg's spouse. Also includes 75,714 OP Units held by GGL Investment Partners #1 ("GGL"), a Maryland general partnership. Mr. Goldberg is a general partner of GGL with a 66.67% percentage interest. Mr. Goldberg disclaims beneficial ownership of the OP Units held by his spouse and 33.33% of the OP Units held by GGL.

(7) Mr. Halperin's business address is Rudnick & Wolfe, 203 North LaSalle Street, Suite 1800, Chicago, Illinois 60601.

                                   PART III

(8) Mr. Harper's business address is JDH Realty Company, 3250 Mary Street, Suite 206, Coconut Grove, Florida 33133.

(9) Ms. Rosenberg is a trustee or a co-trustee for the benefit of Mrs. Lurie and her family and certain trusts for the benefits of Mr. Zell and his family and accordingly may be deemed to control or share control or share the power to vote and invest OP Units attributable to Samuel Zell and Ann Lurie. Ms. Rosenberg disclaims beneficial ownership of all OP Units owned by trusts for which she is a trustee or co-trustee.

(10) Mr. White's business address is Office of the Dean, School of Business Administration, University of Michigan, 701 Tappen, Ann Arbor, Michigan 48109.

(11) The business address for Mr. Sternlicht is Three Pickwick Plaza, Suite 250, Greenwich, Connecticut 06830 and the business address for Mr. Faith is c/o Greystar Capital Partners, L.P., Two Riverway, Suite 850, Houston, Texas 77056. Each of Messrs. Sternlicht and Faith may be deemed to be the beneficial owner of these 1,899,996 OP Units because each controls or shares control of the power to vote and invest the OP Units owned by the Starwood Original Owners. However, Mr. Sternlicht disclaims beneficial ownership of 1,601,665 OP Units and Mr. Faith disclaims beneficial ownership of 1,625,986 because the economic benefits, with respect to such OP Units are attributable to other partners in the Starwood Original Owners. Includes the following partnerships and corporations which are under the control of Messrs. Sternlicht and Faith:

                     Sofistar I Limited Partnership
                     Breton/Hammocks Limited Partnership
                     SCP Nashville Partners, L.P.
                     Starwood Opportunity Fund I, L.P.
                     Starwood Opportunity Fund IA, L.P.
                     Starwood Mortgage Investors III, Inc.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Pursuant to the terms of the partnership agreement for the Operating Partnership, the Operating Partnership is required to reimburse the Company for all expenses incurred by the Company in excess of income earned by the Company through its indirect 1% ownership of various Financing Partnerships. Amounts paid on behalf of the Company are reflected in the Consolidated Statement of Operations as general and administrative expenses.

     During 1996, certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services; Greenberg & Pociask, Ltd., which provided tax and accounting services; and First Capital Financial Corporation, which provided accounting services. Fees paid to Rosenberg & Liebentritt, P.C., of which Ms. Rosenberg has been chairman of the board since March 1995 and was president from 1980 until March 1995,

                                   PART III

amounted to approximately $0.7 million for the year ended December 31, 1996. Fees paid to the other affiliates mentioned above amounted in the aggregate to approximately $4,400 for the year ended December 31, 1996. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $4.1 million for the year ended December 31, 1996. As of December 31, 1996, no amounts were owed to The Riverside Agency, Inc. As of December 31, 1996, $315,700 was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with new acquisitions and securities matters.

     Equity Group Investments, Inc. ("EGI") and certain of its subsidiaries, including EAM, Eagle Flight Services, Equity Properties & Development, L.P. and EPMC have provided certain services to the Operating Partnership and the Company which include, but are not limited to, financial and accounting services, tax services, investor relations, corporate secretarial, computer and support services, real estate tax evaluation services, financing services, telecommunications services, information systems services and property development services. Fees paid to EGI for these services amounted to $1.3 million for the year ended December 31, 1996. Amounts due to EGI were approximately $0.3 million as of December 31, 1996.

     Artery Property Management, Inc. ("Artery") provided consulting services with regard to property acquisitions and additional business opportunities and was paid approximately $0.2 million for the year ended December 31, 1996.

     During 1995, the Operating Partnership engaged Rudnick & Wolfe, a law firm in which Mr. Halperin is a partner, to perform legal services. Fees paid to this firm amounted to approximately $4,300 for the year ended December 31, 1996.

     Management Corp. has lease agreements with affiliated parties covering office space occupied by regional operation centers located in Chicago, Illinois ("Midwest ROC") and Tampa, Florida ("Southeast ROC") and the corporate headquarters located in Chicago, Illinois. In connection with these affiliated lease agreements, Management Corp. paid Equity Office Holdings, L.L.C. ("EOH") $118,919 in connection with the Midwest ROC, $137,638 in connection with the Southeast ROC and $409,392 in connection with the space occupied by the corporate headquarters for the year ended December 31, 1996. As of December
31, 1996, $46,435 was owed to EOH.

     In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $6.7 million for the year ended December 31, 1996.

     (b) Rosenberg and Liebentritt, P.C. provides legal services to the Operating Partnership and the Company. Sheli Z. Rosenberg, a Trustee of the Company, is a principal of this firm. The Operating Partnership has also engaged Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Rosenberg's husband is a partner, to provide legal services from time to time relating to employee benefit issues.


     (c) Mr. Goldberg is a two-thirds owner and chairman of the board of directors of Artery Property Management, Inc. ("APMI"), a real estate property management company. In connection with the acquisition of certain properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. Mr. Goldberg estimates that his interest in this transaction equaled $26,000,000. The largest aggregate amount of indebtedness outstanding under the loan at any time during 1996 and the amount outstanding as of December 31, 1996 was $15,212,000. The first note issued in the amount of $1,056,000 accrues interest at the prime rate plus 3-1/2% per annum. The second note issued in the amount of $14,156,000 bears interest equal to approximately $300,000 per year plus the amount of distributions payable on 433,230 of the OP Units pledged as collateral for this loan.

    Mr. Tuomi borrowed $100,000 from one of the Management Partnerships in 1994 related to his purchase of a home in the Chicago area. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1996 was $90,000 and the principal balance at December 31, 1996 was $72,000. The loan is payable in equal principal installments of $18,000 over five years.

    Mr. Tuomi borrowed $40,000 from the Operating Partnership in 1996 related to the payment of a tax liability incurred when the restrictions relating to 1,261 Common Shares lapsed on December 16, 1996. The loan carried interest at the rate of 8-1/2% with the outstanding principal balance, together with any accrued and unpaid interest due on the earlier of March 31, 1997 or the sale of Mr. Tuomi's 1,261 Common Shares. The largest principal amount owed in 1996 was $40,000 and the principal balance at December 31, 1996 was $40,000. Payment was secured by a pledge of Mr. Tuomi's 1,261 Common Shares. The loan was paid in full on March 5, 1997.

    Mr. Crocker borrowed $78,000 from the Operating Partnership in December 1995. The loan bears interest at 30 day LIBOR plus 2%. The largest principal amount owed in 1996 was $78,000 and the principal balance at December 31, 1996 was $78,000. Interest is due monthly with the outstanding balance due on March 31, 1997. Payment was secured by a pledge of Mr. Crocker's restricted share awards issued in January 1996. The loan was paid in full on March 3, 1997.

    Mr. Crocker borrowed $140,000 from the Operating Partnership in April 1996 related to the payment of a tax liability incurred. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1996 was $140,000 and the principal balance at December 31, 1996 was $140,000. Interest is due monthly with the outstanding balance due on March 1, 1998. Payment was secured by a pledge of Mr. Crocker's restricted share awards issued in January 1996.

    Mr. Crocker borrowed $564,000 from the Operating Partnership during 1996. The loan bears interest at monthly LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1996 was $564,000 and the principal balance at December 31, 1996 was $564,000. Payment is secured by a pledge of Mr. Crocker's Common Shares. Payments of principal shall be payable annually in the amount of $80,580 on March 15, 1997 and in the amounts $80,570 on March 15th of each of the next six succeeding years. A payment in the amount of $80,580 was received in February 1997 and the principal balance now is $483,420.

    The executive officers listed below are indebted to the Company as a result of purchasing Common Shares from the Company in June 1994. The loans accrue interest, payable quarterly in arrears, at the applicable federal rate, as defined in the Internal Revenue Code of 1986, as amended, in effect at the date of each loan. The loans are due and payable on the first to occur of the date in which the individual leaves the Company, other than by reason of death or disability, or the respective loan's due date. The loans are with recourse to the respective individuals and are collateralized by a pledge of the Common Shares purchased. All dividends paid on pledged Common Shares in excess of the then marginal tax rate on the taxable portion of such dividends are used to pay interest and principal on the loans.


                      Largest Principal      Principal
                         Amount Owed        Balance at      Interest
Name                       in 1996       December 31, 1996    Rate
--------------------------------------------------------------------
Douglas Crocker II           $  878,776         $  850,318      6.21%
Douglas Crocker II              983,171            960,748      6.15%
Douglas Crocker II              944,584            944,584      7.26%
Douglas Crocker II            1,901,807          1,901,807      7.93%
Frederick C. Tuomi              314,861            314,861      7.26%


     (d) None

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)
     (1 & 2) See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

     (3) Exhibits:

2.1*      Property Contribution Agreement (Zell Properties and EPMC)
2.2*      Property Contribution Agreement (Starwood Properties)
4.1***    Indenture, dated as of May 16, 1994, by and among the Operating
          Partnership, as obligor, the Company, as guarantor and The First
          National Bank of Chicago, as trustee in connection with 81/2% senior notes due May 15, 1999
4.2***    Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities
4.3*****  Registration Rights and Lock-Up Agreement (Beauchamp)
10.1*     Agreement of Limited Partnership of ERP Operating Limited Partnership
10.1A*    Second Amended and Restated Agreement of Limited Partnership of ERP
          Operating Limited Partnership
10.1B***  Third Amended and Restated Agreement of Limited Partnership of ERP
          Operating Limited Partnership
10.1C**** Fourth Amended and Restated Agreement of Limited Partnership of ERP
          Operating Limited Partnership
10.12*    Form of Property Management Agreement (REIT properties)
10.13***  Form of Property Management Agreement (Non-REIT properties)
10.14*    Form of Contribution Agreement dated as of August 11, 1993
10.15**   Revolving Credit Agreement by and among the Operating Partnership, the
          Company, NationsBank of Texas, N.A., and Wells Fargo Realty Advisors
          Funding, Incorporated.
10.15A**  First Amendment to Revolving Credit Agreement by and among the
          Operating Partnership, the Company, NationsBank of Texas, N.A. and
          Wells Fargo Realty Advisors Funding, Incorporated
10.16**   Revolving Credit Agreement by and among the Operating Partnership, the
          Company, The First National Bank of Chicago and First National Bank
          Association, and First Amendment to Revolving Credit Agreement
10.16A**  Second Amendment to Revolving Credit Agreement by and among the
          Operating Partnership, the Company, The First National Bank of
          Chicago, First National Bank Association and the First National Bank
          of Boston
10.17***  Credit Agreement by and among the Operating Partnership, as borrower, the Company, Wells Fargo Realty Advisors Funding, Incorporated, as
          lender, Wells Fargo Realty Advisors Funding, Incorporated, as lender,
          Wells Fargo Realty Advisors Funding, as agent, and the First National
          Bank of Chicago and NationsBank of Texas, N.A., as co-agents, dated
          November 14, 1994

                                    PART IV

10.18***  Purchase and Sale Agreement by and among Real Estate Equities Joint
          Venture as Seller and EQR-EXL Vistas, Inc. and Executive Life
          Insurance Company in Rehabilitation/Liquidation, dated August 17, 1994
10.19     Revolving Credit Agreement, dated as of November 15, 1996 among the
          Operating Partnership and Morgan Guaranty Trust Company of New York,
          as lead agent and Bank of America Illinois, as co-lead agent
10.20     Amended and Restated Master Reimbursement agreement, dated as of
          November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership
12        Computation of Ratio of Earnings to Fixed Charges
21        List of Subsidiaries of the Operating Partnership
23.1      Consent of Grant Thornton LLP
23.2      Consent of Ernst & Young LLP
24.1      Power of Attorney for John W. Alexander dated February 24, 1997
24.2      Power of Attorney for James D. Harper, Jr. dated February 24, 1997
24.3      Power of Attorney for Errol R. Halperin dated February 24, 1997
24.4      Power of Attorney for B. Joseph White dated February 24, 1997
24.5      Power of Attorney for Barry S. Sternlicht dated February 24, 1997
24.6      Power of Attorney for Henry H. Goldberg dated February 24, 1997

______________________

* Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
** Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-72080, and incorporated herein by reference.
*** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
**** Included as an exhibit to the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995, dated November 7, 1995, and incorporated herein by reference.
***** Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1995

(b) Reports on Form 8-K:

     A Report on Form 8-K dated November 15, 1996 reporting information on property acquisitions.

(c) Exhibits:

     See Item 14(a)(3) above.

(d) Financial Statement Schedules:

     See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                                    PART IV

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                            ERP OPERATING LIMITED PARTNERSHIP
                            BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                               ITS GENERAL PARTNER



Date: March 20, 1997            By:  /s/           Douglas Crocker II
      --------------                 -------------------------------------------
                                                   Douglas Crocker II
                                          President, Chief Executive Officer,
                                             Trustee and *Attorney-in-Fact


Date: March 20, 1997            By:  /s/          David J. Neithercut
      --------------                 -------------------------------------------
                                                  David J. Neithercut
                                              Executive Vice-President and
                                                Chief Financial Officer

Date: March 20, 1997            By:  /s/           Michael J. McHugh
      --------------                 -------------------------------------------
                                                   Michael J. McHugh
                                        Senior Vice-President, Chief Accounting
                                        Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 1997            By:  /s/              Samuel Zell
      ---------------                -------------------------------------------
                                                      Samuel Zell
                                           Chairman of the Board of Trustees

Date: March 20, 1997            By:  /s/           Gerald A. Spector
      --------------                 -------------------------------------------
                                                   Gerald A. Spector
                                            Executive Vice-President, Chief
                                              Operating Officer and Trustee

Date: March 20, 1997            By:  /s/           Sheli Z. Rosenberg
      --------------                 -------------------------------------------
                                                   Sheli Z. Rosenberg
                                                        Trustee

                                    PART IV

                             --------------------

Date: March 20, 1997            By:  /s/            James D. Harper
      --------------                 -------------------------------------------
                                                    James D. Harper
                                                        Trustee

Date: March 20, 1997            By:  /s/           Errol R. Halperin
      --------------                 -------------------------------------------
                                                   Errol R. Halperin
                                                        Trustee

Date: March 20, 1997            By:  /s/          Barry S. Sternlicht
      --------------                 -------------------------------------------
                                                  Barry S. Sternlicht
                                                        Trustee

Date: March 20, 1997            By:  /s/           John W. Alexander
      --------------                 -------------------------------------------
                                                   John W. Alexander
                                                        Trustee

Date: March 20, 1997            By:  /s/            B. Joseph White
      --------------                 -------------------------------------------
                                                    B. Joseph White
                                                        Trustee

Date: March 20, 1997            By:  /s/           Henry H. Goldberg
      --------------                 -------------------------------------------
                                                   Henry H. Goldberg
                                                        Trustee

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                       ERP OPERATING LIMITED PARTNERSHIP

                                                                    PAGE
                                                                    ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

      Report of Independent Auditors...............................  F-2
      Report of Independent Accountants............................  F-3

      Consolidated Balance Sheets as of
         December 31, 1996 and 1995................................  F-4

      Consolidated Statements of Operations for
         the years ended December 31, 1996, 1995 and 1994..........  F-5

      Consolidated Statements of Cash Flows for
         the years ended December 31, 1996, 1995 and 1994..........  F-6 to F-7

      Consolidated Statements of Partners' Capital
         for the years ended December 31, 1996, 1995 and 1994......  F-8

      Notes to Consolidated and Combined Financial Statements......  F-9 to F-31

      SCHEDULE FILED AS PART OF THIS REPORT

      Report of Independent Accountants............................  S-1

      Schedule III - Real Estate and Accumulated Depreciation......  S-2 to S-9

                        REPORT OF INDEPENDENT AUDITORS


To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheet of ERP Operating Limited Partnership (the "Operating Partnership") as of December 31, 1996 and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ ERNST & YOUNG LLP

                                           ERNST & YOUNG LLP

Chicago, Illinois
February 12, 1997
except for Note 21, as to which the date is March 20, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the "Operating Partnership") as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership as of December 31, 1995, and the consolidated results of its operations, and cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                          /s/ GRANT THORNTON LLP
                                                          GRANT THORNTON LLP



Chicago, Illinois
February 14, 1996

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                           December 31,      December 31,
                                                                               1996              1995
                                                                          --------------    --------------
ASSETS
Investment in rental property
  Land                                                                   $      284,879    $      210,439
  Depreciable property                                                        2,698,631         1,978,500
                                                                          --------------    --------------
                                                                              2,983,510         2,188,939
  Accumulated depreciation                                                     (301,512)         (218,339)
                                                                          --------------    --------------
      Investment in rental property, net of accumulated depreciation          2,681,998         1,970,600

Cash and cash equivalents                                                       147,271            13,428
Investment in mortgage notes, net                                                86,596            87,154
Rents receivable                                                                  1,450             1,073
Deposits - restricted                                                            20,637            18,272
Escrow deposits - mortgage                                                       15,434            16,745
Deferred financing costs, net                                                    14,555            12,653
Other assets                                                                     18,186            21,335
                                                                          --------------    --------------
       Total assets                                                      $    2,986,127    $    2,141,260
                                                                          ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                                 $      755,434    $      561,695
  Notes, net                                                                    498,840           348,524
  Line of credit                                                                    -              92,000
  Accounts payable and accrued expenses                                          33,117            23,544
  Accrued interest payable                                                       12,737             8,354
  Due to affiliates                                                                 628             1,568
  Rents received in advance and other liabilities                                15,838            11,138
  Security deposits                                                              14,128            10,131
  Distributions payable                                                          45,938            30,826
                                                                          --------------    --------------
       Total liabilities                                                      1,376,660         1,087,780
                                                                          --------------    --------------
Commitments and contingencies

  Redeemable Preference Interests                                                     -            24,578
                                                                          --------------    --------------
  9 3/8% Series A Cumulative Redeemable Preference Units                        153,000           153,000
                                                                          --------------    --------------
  9 1/8% Series B Cumulative Redeemable Preference Units                        125,000           125,000
                                                                          --------------    --------------
  9 1/8% Series C Cumulative Redeemable Preference Units                        115,000                 -
                                                                          --------------    --------------
Partners' capital:

     General Partner                                                          1,065,830           606,517
     Limited Partners                                                           150,637           144,385
                                                                          --------------    --------------
          Total partners' capital                                             1,216,467           750,902
                                                                          --------------    --------------

          Total liabilities and partners' capital                        $    2,986,127    $    2,141,260
                                                                          ==============    ==============



                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        1996         1995         1994
                                                                      -----------------------------------
REVENUES
   Rental income                                                     $ 454,412    $ 373,919    $ 220,727
   Fee and asset management                                              6,749        7,030        4,739
   Interest income - investment in mortgage notes                       12,819        4,862          -
   Interest and other income                                             4,405        4,573        5,568
                                                                      ---------    ---------    ---------

        Total revenues                                                 478,385      390,384      231,034
                                                                      ---------    ---------    ---------
EXPENSES
   Property and maintenance                                            127,172      112,186       66,534
   Real estate taxes and insurance                                      44,128       37,002       23,028
   Property management                                                  17,512       15,213       10,249
   Property management - non-recurring                                     -            -            879
   Fee and asset management                                              3,837        3,887        2,056
   Depreciation                                                         93,253       72,410       37,273
   Interest:
        Expense incurred                                                81,351       78,375       37,044
        Amortization of deferred financing costs                         4,242        3,444        1,930
   General and administrative                                            9,857        8,129        6,053
                                                                      ---------    ---------    ---------

        Total expenses                                                 381,352      330,646      185,046
                                                                      ---------    ---------    ---------
Income before gain on disposition of properties and
   extraordinary items                                                  97,033       59,738       45,988
   Gain on disposition of properties                                    22,402       21,617          -
                                                                      ---------    ---------    ---------
Income before extraordinary items                                      119,435       81,355       45,988
   Write-off of unamortized costs on refinanced debt                    (3,512)         -            -
   Gain on early extinguishment of debt                                    -          2,000          -
                                                                      ---------    ---------    ---------
Net income                                                           $ 115,923    $  83,355    $  45,988
                                                                      =========    =========    =========
ALLOCATION OF NET INCOME:
Redeemable Preference Interests                                      $     263    $   1,508    $     108
                                                                      =========    =========    =========
9 3/8% Series A Cumulative Redeemable
   Preference Units                                                  $  14,345    $   8,367    $     -
                                                                      =========    =========    =========
9 1/8% Series B Cumulative Redeemable
   Preference Units                                                  $  11,406    $   1,742    $     -
                                                                      =========    =========    =========
9 1/8% Series C Cumulative Redeemable
   Preference Units                                                  $   3,264    $     -      $     -
                                                                      =========    =========    =========

General Partner                                                         72,609       57,610       34,418
Limited Partners                                                        14,036       14,128       11,462
                                                                      ---------    ---------    ---------
                                                                     $  86,645    $  71,738    $  45,880
                                                                      =========    =========    =========

Net income per weighted average OP Unit outstanding                  $    1.70    $    1.68    $    1.34
                                                                      =========    =========    =========

Weighted average OP Units outstanding                                   51,108       42,749       34,150
                                                                      =========    =========    =========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------
                                                                                         1996        1995        1994
                                                                                      ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $ 115,923      83,355      45,988
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                          93,253      72,410      37,273
   Amortization of deferred financing costs (including discount on
    1999 and 2002 Notes)                                                                  4,558       3,717       2,039
   Amortization of discount on investment in mortgage notes                                (613)         -          -
   Gain on disposition of properties                                                    (22,402)     (21,617)       -
   Gain on early extinguishment of debt                                                     -        (2,000)        -
    Write-off of unamortized costs on refinanced debt                                     3,512         -           -
   Changes in assets and liabilities:
    (Increase) in rents receivable                                                         (409)       (259)       (641)
    (Increase) in deposits - restricted                                                    (556)       (218)     (1,849)
    Decrease (increase) in other assets                                                     158       1,913      (7,906)
    (Decrease) increase in due to affiliates                                               (857)     (2,305)      1,261
    Increase in accounts payable and accrued expenses                                     9,901       3,765       9,286
    Increase in accrued interest payable                                                  4,383       2,616       4,483
    Increase in rents received in advance and other liabilities                           4,079         157       4,063
                                                                                       ---------   ---------   ---------
  Net cash provided by operating activities                                             210,930     141,534      93,997
                                                                                       ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in rental properties, net                                                  (641,015)   (239,964)   (855,156)
 Improvements to rental property                                                        (33,001)    (32,800)    (16,721)
 Additions to non-rental property                                                        (2,347)     (3,669)     (2,417)
 Proceeds from disposition of rental property                                            40,093      46,426         -
 Purchase of contract rights                                                                -           -        (5,836)
 Decrease (increase) in mortgage deposits                                                 1,311      (1,299)     (3,541)
 Deposits (made) on rental property acquisitions                                        (16,916)    (15,107)     (5,200)
 Deposits applied on rental property acquisitions                                        15,107       5,200         -
 Decrease (increase) in investment in mortgage notes                                      1,171     (87,154)        -
 Other investing activities                                                                 (58)      4,349      (7,644)
                                                                                       ---------   ---------   ---------
  Net cash (used for) investing activities                                             (635,655)   (324,018)   (896,515)
                                                                                       ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions from General Partner                                             597,752     270,311     557,342
 Redemption of Preference Interests                                                      (1,083)     (1,352)        -
 Distributions paid to partners                                                        (142,304)    (95,875)    (59,780)
 Proceeds from sale of 1999 Notes, net of discount                                          -           -       124,131
 Proceeds from sale of Floating Rate Notes                                                  -           -       100,000
 Proceeds from sale of 2002 Notes, net of discount                                          -       124,011         -
 Proceeds from sale of 2026 Notes                                                       150,000         -           -
 Principal receipts on employee notes                                                        76         143          29
 Loan to seller                                                                             -           -       (15,212)
 Proceeds from refinancing of tax-exempt bonds, net                                     112,209         -           -
 Proceeds from line of credit                                                           250,000     317,000     376,800
 Repayments on line of credit                                                          (342,000)   (387,000)   (247,400)
 Principal payments on mortgage notes payable                                           (60,706)    (47,787)    (25,872)
 Loan and bond acquisition costs                                                         (9,111)     (4,558)     (7,026)
 Increase in security deposits                                                            3,735         948       5,125
 Other financing activities                                                                 -            33         358
                                                                                       ---------   ---------   ---------
  Net cash provided by financing activities                                             558,568     175,874     808,495
                                                                                       ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                                    133,843      (6,610)      5,977
Cash and cash equivalents, beginning of year                                             13,428      20,038      14,061
                                                                                       ---------   ---------   ---------
Cash and cash equivalents, end of year                                                $ 147,271      13,428      20,038
                                                                                       =========   =========   =========

                            See accompanying notes.

                      ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                         1996        1995        1994
                                                                                        -------------------------------
Supplemental information:
 Cash paid during the period for interest                                             $  76,968   $  75,759   $  32,561
                                                                                       =========   =========   =========

 Mortgage loans assumed through acquisitions of rental properties                     $ 142,237   $  23,554   $ 388,357
                                                                                       =========   =========   =========

 Rental property assumed through foreclosure                                          $  10,854   $     -     $     -
                                                                                       =========   =========   =========

 Net rental properties contributed in exchange for OP units                           $     440   $  18,811   $     -
                                                                                       =========   =========   =========
 Rental property conveyed  in exchange for release of mortgage
   indebtedness                                                                       $     -     $  20,500   $     -
                                                                                       =========   =========   =========

 Stated value of Preference Units issued for rental properties                        $     -     $     -     $  41,213
                                                                                       =========   =========   =========

 Conversion of mortgage note receivable                                               $     -      $    -    $   25,000
                                                                                       =========   =========   =========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            (Amounts in thousands)

                                                                                              Year Ended December 31,
                                                                                 ------------------------------------------------
                                                                                       1996             1995            1994
                                                                                 ------------------------------------------------
Accumulated partners' capital, beginning of year                                     1,053,480     $    787,374      $  229,644

Net income for the year ended December 31,                                             115,923           83,355          45,988
Capital contributions from General Partner                                             598,123          271,273         556,779
Issuance of Redeemable Preference Interests, net                                           -                -            26,001
Redemption of Preference Interests                                                      (1,083)          (1,352)            -
Issuance of OP Units in connection with acquisitions                                       440           18,811             -
Distributions declared to Redeemable
     Preference Interests for the year ended December 31,                                  -            (10,109)            -
Distributions declared to partners for the year ended December 31,                    (157,416)         (95,872)        (71,038)
                                                                                 --------------    --------------    -------------
Accumulated partners' capital, end of period                                         1,609,467     $  1,053,480      $  787,374
                                                                                 ==============    ==============    =============

Allocation of partners' capital:
     General Partner, partner's capital, end of year                                 1,065,830     $    606,517      $  609,936
                                                                                 ==============    ==============    =============
     Limited Partners, partners' capital, end of year                                  150,637     $    144,385      $  151,437
                                                                                 ==============    ==============    =============
     Redeemable Preference Interests, end of year                                         -        $     24,578      $   26,001
                                                                                 ==============    ==============    =============
     9 3/8% Series A Cumulative Redeemable Preference Units                            153,000     $    153,000      $      -
                                                                                 ==============    ==============    =============
     9 1/8% Series B Cumulative Redeemable Preference Units                            125,000     $    125,000      $      -
                                                                                 ==============    ==============    =============
     9 1/8% Series C Cumulative Redeemable Preference Units                            115,000     $       -         $      -
                                                                                 ==============    ==============    =============

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

   ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust (the "General Partner" or the "Company"). The Company is a Maryland real estate investment trust formed on March 31, 1993. The Company conducts substantially all of its operations through the Operating Partnership. The Company, through the Operating Partnership, is the successor to the multifamily residential property business of Equity Properties Management Corp. ("EPMC"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and a series of other entities which owned 69 of the properties (the "Initial Properties"). Forty-six of the Initial Properties (the "Zell Properties") were contributed or sold by entities substantially controlled by Mr. Zell and primarily owned by Mr. Zell and trusts for the benefit of Mr. Robert Lurie, a deceased partner of Mr. Zell. The remaining 23 of the Initial Properties (the "Starwood Properties") were acquired from entities controlled by Starwood Capital Partners, L.P. ("Starwood") and its affiliates ("Starwood Original Owners"). Prior to the completion of the Company's initial public offering (the "IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares") EPMC provided multifamily residential management services (the "Management Business") to the Zell Properties.

   The Company, through the Operating Partnership, is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1996, the Operating Partnership controlled a portfolio of 218 multifamily properties (individually a "Property and collectively the "Properties") containing 67,705 apartment units. The Operating Partnership's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties"). The Properties and Additional Properties are located throughout the United States in the following 30 states: Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington.

   In exchange for contributing 33 of the Zell Properties and the Management Business and the Starwood Properties, the 33 existing entities (the "Zell Original Owners"), and entities controlled by Starwood and EPMC received a total of 8,433,238 partnership interests ("OP Units") (including an additional 93,639 OP Units issued in August 1994 and 1,835 OP Units issued in September 1995) in the Operating Partnership. The other 13 Zell Properties were acquired from 13 existing partnerships (the "Zell Sellers") for $43.5 million in cash. The Management Business, the Zell Original Owners and the Zell Sellers are collectively the "Predecessor Business."

   The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties encumbered by mortgage indebtedness. The Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each Financing Partnership. The remaining 1% general partner interest in each Financing Partnership is owned by

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies (the "LLCs") which own certain Properties and one such LLC which has an investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

   As of December 31, 1996, all of the Properties were managed by Equity Residential Properties Management Limited Partnership, the successor to the Management Business contributed by EPMC contemporaneously with the IPO and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"). The Management Partnerships collect a property management fee consistent with a reasonable arms-length charge for the performance of such services. The sole general partners of the Management Partnerships with a 1% interest is the Operating Partnership. The sole limited partners of the Management Partnerships are Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II"), respectively, and each has a 99% interest in the respective partnership.

2. BASIS OF PRESENTATION

   The balance sheets as of December 31, 1996 and 1995 and the statements of operations, cash flows and partners' capital for the years ended December 31, 1996, 1995 and 1994 represent the consolidated financial information of the Operating Partnership and its interests in its subsidiaries.

     Due to the Operating Partnership's ability to control either through ownership or by contract the Management Partnerships, the Financing Partnerships and the LLCs, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

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

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3. PARTNER'S CAPITAL

   In August 1995, the Company, as general partner of the Operating Partnership, approved the addition of new limited partners (the "Beauchamp Partners") to the Operating Partnership in connection with the acquisition of a portfolio of four properties and issued the Beauchamp Partners OP Units in connection therewith. In addition, in October 1995, as consideration under an earnout agreement related to four Properties contributed to the Operating Partnership in April 1994, the Operating Partnership issued 32,153 OP Units in connection therewith to JG Financial Management Services ("JG Financial"). JG Financial converted its OP Units into Common Shares in January 1996.

   The limited partners of the Operating Partnership as of December 31, 1996 consist primarily of the Zell Original Owners that contributed 33 of the Zell Properties to the Operating Partnership, entities controlled by Starwood, the Beauchamp Partners and EPMC (collectively, the "Limited Partners") and are represented by 7,858,228 OP Units which are exchangeable on a one-for-one basis into the Company's Common Shares. As of December 31, 1996, the General Partner had an approximate 86.68% interest and the Limited Partners had an approximate 13.32% interest.

   In regards to the General Partner, net proceeds from the various offerings of the Company as described in the following paragraphs of this footnote, have been contributed by the Company to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partner's ability to convert their interest into an ownership interest in the General Partner, the net offering proceeds are allocated between the Company (as general partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

   On January 26, 1994, the Company completed a second public offering of 5,750,000 additional Common Shares (the "Second Public Offering"). The Second Public Offering price was $29 per Common Share resulting in gross proceeds of $166.8 million. Proceeds to the Company, net of underwriters' discount and estimated offering expenses, were approximately $157.4 million.

   Between April, 1994 and June, 1994, the Company sold 1,569,270 unregistered Common Shares to six accredited institutional investors (the "Private Equity Offering") and contributed net proceeds to the Operating Partnership of approximately $47 million.

   On July 27, 1994, the Company completed a third public offering of 9,200,000 additional Common Shares (the "Third Public Offering"). The Third Public Offering price was $31.25 per Common Share resulting in gross proceeds of $287.5 million. Proceeds to the Company, net of underwriters' discount and estimated offering expenses were approximately $271.7 million.

   In September 1994, the Company registered 5,000,000 Common Shares pursuant to an equity shelf registration statement (the "Equity Shelf Registration") of which 2,735,320 registered Common Shares were sold in separate privately negotiated transactions completed in October 1994 (collectively, the "Shelf Offering"). The Company received net proceeds of approximately $81

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


million in connection therewith. The prices at which the Common Shares were sold ranged from $29.34 to $30.17.

   On September 11, 1995, the Company filed with the Securities and Exchange Commission (the "SEC") a Form S-3 Registration Statement to register up to $500 million of its non-voting preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares"), Common Shares and depositary shares, pursuant to a shelf offering (the "Second Shelf Registration").

   In January 1996, the Company completed an offering of 1,725,000 registered Common Shares, which were sold in a privately negotiated transaction at a net price of $29.375 per share (the "January 1996 Common Share Offering") and received net proceeds of approximately $50.7 million in connection therewith.

   Also in January 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,676,423 Common Shares which may be sold by holders thereof or by holders of OP Units upon the issuance of Common Shares in exchange for such OP Units.

   In February 1996, the Company completed an offering of 2,300,000 registered Common Shares, which were sold in a privately negotiated transaction at a net price of $29.50 per share (the "February 1996 Common Share Offering") and received net proceeds of approximately $67.8 million in connection therewith.

   On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share.
On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of Equity Group Investments, Inc. and certain of its subsidiaries ("EGI") and certain of their respective affiliates and consultants at a price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company received net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings").

   On June 26, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 608,665 Common Shares which may be issued by the Company to holders of 608,665 OP Units. The SEC declared this Registration effective on September 6, 1996.

   On September 18, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1996 Equity Shelf Registration"). The SEC declared the Registration effective on September 23, 1996.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   In September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at a price of $33 per share. The Company received net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

   On September 27, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,182,835 Common Shares which may be issued by the Company to holders of 1,182,835 OP Units. The SEC declared the Registration effective on October 3, 1996.

   In November 1996, the Company issued 39,458 Common Shares pursuant to the 1996 Non-qualified Employee Share Purchase Plan (the "Employee Share Purchase Plan") at a net price of $30.44 per share and received net proceeds of approximately $1.2 million.

   In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company received net proceeds of approximately $177.4 million.

   The Operating Partnership paid a $0.59, $0.59, $0.59 and $0.625 per OP Unit distribution on April 12, July 12, and October 11, 1996 and January 10, 1997, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1996, to OP Unit holders of record on March 29, June 28, September 27 and December 27, 1996, respectively.

   The Operating Partnership also paid a $5.859, $5.859, $5.859 and $5.8605 distribution on April 15, July 15 and October 15, 1996 and January 17, 1997, respectively, for the quarters ended March 31, June 30, September 30, and December 31, 1996 to the Company as holder of the Series A Cumulative Redeemable Preference Units (as discussed in Note 11). The Operating Partnership also paid a $5.703, $5.703, $5.703 and a $5.7035 distribution on April 15, July 15 and
October 15, 1996 and January 17, 1997, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1996 to the Company as holder of the Series B Cumulative Redeemable Preference Units (as discussed in Note
12). In addition, the Operating Partnership paid a $1.394 distribution, covering the period September 9, 1996 through September 30, 1996, and a $5.703 distribution for the quarter ended December 31, 1996 on January 17, 1997 to the Company as holder of the Series C Cumulative Redeemable Preference Units (as discussed in Note 13).

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Rental Property

   Rental property is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Rental properties intended to be held and operated by the Operating Partnership over their remaining useful life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular rental property may not be recoverable. If these events or changes in circumstances are present, the Operating Partnership estimates the sum of the expected future cash flows (undiscounted) to result from the operations and eventual disposition of the particular rental property, and if less than the carrying amount of the rental property, the Operating Partnership will recognize an impairment loss. Upon recognition of any impairment loss the Operating Partnership measures that loss based on the amount by which the carrying amount of the rental property exceeds the estimated fair value of the rental property.

   For rental properties to be disposed of, an impairment loss is recognized when the fair value of the rental property, less the estimated cost to sell, is less than the carrying amount of the rental property measured at the time the Operating Partnership has a commitment to sell the property and/or is actively marketing the property for sale. Rental property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation is not recorded during the period in which assets are held for disposal. There were no Properties held for sale as of December 31, 1996.

   Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Operating Partnership uses a 30-year estimated life for buildings, a 10-year estimated life for land improvements and up to a seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred and such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Operating Partnership. Upon disposition, the related costs and accumulated deprecation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

   (b) Cash and Cash Equivalents

   The Operating Partnership considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of four months or less, at the date of purchase, to be cash equivalents. The Operating Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


coverage. The Operating Partnership believes that the risk is not significant as the Operating Partnership does not anticipate their non-performance.

   (c) Deferred Financing Costs

   Deferred financing costs include fees and costs incurred to obtain the Operating Partnership's lines of credit, long-term financing and costs for certain interest rate protection agreements. These costs are being amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. As of December 31, 1996 and 1995, the accumulated amortization of such deferred financing costs was $3.8 million and $6.4 million, respectively.

   (d) Interest Rate Protection Agreements

   The Operating Partnership from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts paid are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the term of the related financing transaction on the straight-line method. The Operating Partnership believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

   (e) Fair Value of Financial Instruments

   The fair values of the Operating Partnership's financial instruments, including cash and cash equivalents, and mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Operating Partnership's investment in mortgage notes, the fair value as of December 31, 1996 was estimated to be approximately $100 million compared to the Operating Partnership's carrying value of $86.6 million. The estimated fair value of the Operating Partnership's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

   (f) Revenue Recognition

   Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight line basis. Interest income is recorded on an accrual basis.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   (g) Lease Agreements

   A substantial portion of the leases entered into between the tenant and a multifamily property for the rental of an apartment unit is month-to-month or year-to-year, renewable upon consent of both parties.

   (h) Income Taxes

   The Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns, therefore, no provision for Federal income taxes is made in the financial statements of the Operating Partnership. However, the Operating Partnership is subject to certain state and local income, excise and franchise taxes. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1996 was approximately $2.8 billion .


   (i) Cash Distributions and Allocation of Income (Loss)

   Distributions, profits and losses are generally allocated to the General Partner and the Limited Partners in proportion to their respective percentage interests.

   (j)   Use of Estimates

   In preparation of the Operating Partnership's financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

5. RENTAL PROPERTY

The following summarizes the carrying amounts for the rental property as of December 31, 1996 and 1995:

                                             1996         1995
                                          -----------  -----------
                                           (Amounts in thousands)
     Land                                 $  284,879   $  210,439
     Buildings and Improvements            2,566,568    1,884,510
     Furniture, Fixtures and Equipment       132,063       93,990
                                          ----------   ----------

     Rental Property                       2,983,510    2,188,939
     Accumulated Depreciation               (301,512)    (218,339)
                                          ----------   ----------

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     Rental Property, net                 $2,681,998   $1,970,600
                                          ==========   ==========

     During 1996, the Operating Partnership acquired the Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portions of the acquisitions were funded from either proceeds raised through the various offerings, amounts drawn on the Operating Partnership's line of credit or working capital. In connection with certain of the acquisitions listed below, the Operating Partnership assumed mortgage indebtedness of $134.1 million and issued OP Units having a value of $440,000.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                                                                                            Total
Date                                                                Number             Acquisition Cost
Acquired     Property                      Location                of Units             (in thousands)
--------     --------                      --------                --------             --------------
02/08/96     7979 Westheimer               Houston, TX               459                   $14,618
02/27/96     Sabal Pointe (formerly The    Coral Springs, FL         275                    19,606
             Vinings at Coral Springs)
03/01/96     Woodbridge (formerly The      Cary, NC                  344                    19,938
             Plantations)
03/05/96     Heron Landing (formerly       Lauderhill, FL            144                     7,239
             Oxford & Sussex)
03/12/96     The Pines at Cloverlane       Ypsilanti, MI             582                    20,982
03/14/96     Regency Palms                 Huntington Beach, CA      310                    18,710
03/21/96     Port Royale II                Ft Lauderdale, FL         161                    10,468
04/16/96     2900 on First                 Seattle, WA               135                    11,861
05/22/96     Woodland Hills                Decatur, GA               228                    12,420
05/31/96     Ivy Place (formerly Post      Atlanta, GA               122                     8,079
             Place)
06/03/96     Ridgetree                     Dallas, TX                798                    21,347
06/05/96     Country Ridge                 Farmington Hills, MI      252                    16,388
06/07/96     Rosehill Pointe               Lenexa, KS                498                    21,236
06/07/96     Forest Ridge                  Arlington, TX             660                    23,670
06/12/96     Canyon Sands                  Phoenix, AZ               412                    14,905
06/12/96     Desert Sands                  Phoenix, AZ               412                    14,893
06/25/96     Chandler Court                Chandler, AZ              311                    13,633
06/28/96     Lands End                     Pacifica, CA              260                    18,326
07/01/96     Sunny Oak Village             Overland Park, KS         548                    22,523
07/01/96     Mallard Cove                  Greenville, SC            211                     8,171
07/16/96     Pine Meadow                   Greensboro, NC            204                     7,262
07/19/96     Summer Ridge                  Riverside, CA             136                     6,031
07/19/96     Promenade Terrace             Corona, CA                330                    22,853
07/19/96     South Creek                   Phoenix, AZ               528                    26,773
08/01/96     Pueblo Villas                 Albuquerque, NM           232                     8,581
08/28/96     Brixworth                     Nashville, TN             216                    11,766
08/30/96     Brierwood                     Jacksonville, FL          196                     5,528
08/30/96     Woodscape                     Raleigh, NC               240                     9,595
09/03/96     Park Place                    Plymouth, MN              500                    24,472
09/19/96     Eagle Canyon                  Chino Hills, CA           252                    18,095
09/19/96     Summerset Village             Chatsworth, CA            280                    26,317
09/19/96     Canterchase                   Nashville, TN             235                     8,655
09/20/96     Songbird                      San Antonio, TX           262                    10,854
09/20/96     Willowglen                    Aurora, CO                384                    17,173

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

09/26/96     Merrimac Woods                Costa Mesa, CA            123                     6,765
09/27/96     Casa Capricorn                San Diego, CA             192                    12,631
09/30/96     Hunter's Glen                 Chesterfield, MO          192                     9,166
10/11/96     Marbrisa                      Tampa, FL                 224                     8,140
10/31/96     Lakeville Resort              Petaluma, CA              492                    27,348
11/01/96     Cedar Crest                   Overland Park, KS         466                    21,614
12/12/96     Rock Creek                    Carrboro, NC              188                     8,952
12/13/96     Village Oaks                  Austin, TX                280                    11,849
12/16/96     Creekside Oaks                Walnut Creek, CA          316                    21,680
12/19/96     Gatehouse on the Green        Plantation, FL            312                    22,268
12/19/96     Gatehouse at Pine Lake        Pembroke Pines, FL        296                    18,962
12/20/96     Wilde Lake                    Richmond, VA              189                     9,452
12/20/96     Spice Run                     Naperville, IL            400                    25,793
12/31/96     Mountain Terrace              Stevenson Ranch, CA       510                    39,772
                                                                  ------                  --------
                                                                  15,297                  $767,360
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

     During 1996, the Company disposed of the properties listed below. Each property was sold to an unaffiliated third party.

                                                     Number of  Disposition
Date Disposed    Property            Location          Units       Price
-------------    --------            --------          -----       -----
01/31/96         Sanddollar          Tulsa, OK           328      $ 6,200
06/25/96         Deer Run            Charleston, SC      152        3,950
11/22/96         Valley Park South   Bethlehem, PA       384       18,500
12/09/96         Colonial Glen       Harrisburg, PA      174        6,005
12/20/96         Continental Villas  Lithonia, GA        216        6,600
                                                       -----      -------

                                                       1,254      $41,255
                                                       =====      =======

     The Company recognized a total gain of approximately $22.4 million on the disposition of these five Properties.

     During the year ended December 31, 1995, the Operating Partnership recorded a $1 million loss which represented the estimated impairment in connection with the potential sale of University Park located in Toledo, Ohio. This Property had a net carrying amount as of December 31, 1995 of approximately $1.1 million after the impairment loss. The impairment loss on real estate to be disposed of is included in gain on disposition of properties on the statement of operations for the year ended December 31, 1995.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


6.   INVESTMENT IN MORTGAGE NOTES AND PARTNERSHIP INTERESTS

     In 1995, the Operating Partnership made an $89 million investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. These Additional Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face value), $1.6 million represents a one time payment for an interest rate protection agreement and $0.3 million represents an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Operating Partnership does not control the general partners of the title-holding entities and substantially all of the Operating Partnership's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt. The investment in limited partnership interests is accounted for under the equity method and is included in other assets on the balance sheet.

     As of December 31, 1996 the second mortgage notes had a combined principal balance of approximately $27.8 million, accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. The third mortgage notes had a combined principal balance of approximately $71.1 million, accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is determined to be received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1996 was $12.1 million. During 1996, the Operating Partnership amortized $0.6 million, which is included in interest income - investment in mortgage notes in the consolidated statement of operations. This discount is being amortized utilizing the effective yield method.

7.   MORTGAGE NOTES PAYABLE

     As of December 31, 1996, the Operating Partnership had outstanding mortgage indebtedness of approximately $755.4 million encumbering 88 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $141.2 million) was approximately $1.1 billion. The mortgage notes payable are generally due in monthly installments of interest only. In connection with the Properties acquired during the year ended December 31, 1996, the Operating Partnership assumed the outstanding mortgage balances on 14 Properties in the aggregate amount of $142.2 million. In addition, during 1996, in two separate transactions, certain indebtedness as evidenced by tax-exempt bonds encumbering certain Properties was refinanced resulting in an increase in mortgage indebtedness affecting these Properties of approximately $112 million. As a result of the most recent transaction, the Operating Partnership recorded an extraordinary loss in the amount of approximately $3.5 million, which represented the write-off of unamortized deferred financing costs from the early retirement of debt. Concurrent with the most recent refinanced tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements to fix the interest rate on the bonds, which agreements were assigned to the credit provider as additional security. The Operating Partnership simultaneously entered into substantially identical reverse protection agreements in order to convert the interest rate on the tax-exempt bonds back to a floating interest rate. As of December 31, 1996, the notional amount of these agreements was approximately $166.8 million. The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

     Scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through August 1, 2030. During the year ended December 31, 1996, effective interest cost on certain of these mortgage notes was 7.87%. During the year ended December 31, 1996, the Operating Partnership repaid the outstanding mortgage balances on eight Properties in the aggregate amount of $57 million. Subsequent to December 31, 1996, the Operating Partnership repaid the outstanding mortgage balance on three Properties in the amount of approximately $19.6 million.

     In February 1996, the Operating Partnership entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997.

     As of December 31, 1995, the Company had outstanding mortgage indebtedness of approximately $561.7 million encumbering 73 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $103.4 million) was $770.3 million. The mortgage notes payable are generally due in monthly installments of interest only. Scheduled maturities are at various dates through April 1, 2027. As of December 31, 1995, fixed interest rates on certain of the mortgage notes ranged from 4.00% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 4.05% to 7.63%. During the year ended December 31, 1995, the

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Company repaid the outstanding mortgage balance on seven Properties in the aggregate amount of approximately $45.5 million.

     During 1996 the Operating Partnership terminated two interest rate protection agreements that were initially entered into in connection with two mortgage loans with notional amounts totaling $64.2 million. These two agreements effectively converted these two mortgage loans to fixed rate instruments based on the London Interbank Offered Rate ("LIBOR"). Upon the termination of these agreements the Operating Partnership received, or is entitled to receive, settlement payments of approximately $230,000.

    Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows:

              YEAR                 TOTAL
              ----                 -----
                               (in thousands)
              1997               $ 28,223
              1998                 89,497
              1999                 20,641
              2000                 13,369
              2001                 34,639
              Thereafter          569,065
                                 --------
              Total              $755,434
                                 ========

8.   LINES OF CREDIT

     The Operating Partnership had a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding Incorporated, as agent, through November 14, 1996. On November 15, 1996, the Operating Partnership completed an agreement with Morgan Guaranty Trust Company of New York and Bank of America Illinois to provide the Operating Partnership a $250 million unsecured line of credit. This new line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three and six month LIBOR, plus 0.75%, and is subject to an annual facility fee of $500,000. As of December 31, 1996, there were no amounts outstanding on this line of credit.

9.   NOTES

     On May 16, 1994, the Operating Partnership issued $125 million of unsecured senior notes (the "1999 Notes") in a private placement (the "Debt Offering") to qualified institutional buyers. The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of December 31, 1996 the unamortized discount balance was approximately $0.4 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15. The Operating

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Partnership received net proceeds of approximately $122.9 million in connection with the Debt Offering. In February 1996 the Operating Partnership entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into this agreement.

     In December 1994, the Operating Partnership registered $500 million in debt securities pursuant to a debt shelf registration statement (the "Debt Shelf Registration") of which $100 million of unsecured floating rate notes (the "Floating Rate Notes") were issued by the Operating Partnership on December 22, 1994 (the "Public Debt Offering"). The Floating Rate Notes are due on December 22, 1997 and bear interest at three month LIBOR plus 0.75%, which is payable quarterly in arrears on the third Wednesday of each February, May, August and November of each year. The Operating Partnership received net proceeds of $98.6 million in connection with the Public Debt Offering. In connection with the Floating Rate Notes, the Operating Partnership has entered into interest rate protection agreements which fix the interest rate at an effective rate of 7.075% through the term of the Floating Rate Notes.

     In April 1995, the Operating Partnership issued $125 million of unsecured fixed rate notes (the "2002 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Second Public Debt Offering"). The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of December 31, 1996 the unamortized discount balance was approximately $0.8 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each October 15 and April 15. The Operating Partnership received net proceeds of $123.1 million in connection with the Second Public Debt Offering. Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million, and is being amortized over the term of the 2002 Notes. As of December 31, 1996 the unamortized balance of this cost was approximately $0.6 million.

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 1997. The 2026 Notes are redeemable at any time after August 15, 2006 by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance. Prior to the issuance of the 2026 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively reduce the overall interest rate cost of this issuance to 7.5%. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million,

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


which amount is being amortized over the term of the 2026 Notes. As of December 31, 1996, the unamortized balance was approximately $0.6 million.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration"). The SEC declared this Registration effective on September 23, 1996.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

10.  REDEEMABLE PREFERENCE INTERESTS

     In connection with the acquisition of seven of the Properties, which closed in December 1994, the Company, through the Operating Partnership, issued 41,213 preferred interests ("Preference Units") to certain sellers of these Properties. The Preference Units had a stated value of $1,000 and entitled the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and the Company (provided the Company shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws). The Operating Partnership also made loans to certain of these sellers in the aggregate amount of $15.2 million, which loans are fully collateralized by 465,545 OP Units.

     During the year ended December 31, 1995 the Operating Partnership redeemed 1,423 Preference Units for a total redemption price of approximately $1,351,900. During the year ended December 31, 1996 the operating Partnership redeemed 1,140 Preference Units for a total redemption price of approximately $1.1 million. On March 1, 1996, the Operating Partnership exercised its option to convert all of the Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


11.  9 3/8% SERIES A CUMULATIVE  REDEEMABLE PREFERENCE UNITS

     In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"), pursuant to a $250 million shelf registration (the "Preferred Shelf Registration"), at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% cumulative redeemable preference units (the "Series A Cumulative Redeemable Preference Units"). The Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth of January, April, July and October of each year, at the annual rate of 9 3/8% of the liquidation preference of $25 per share. The Series A Preferred Shares are not redeemable prior to June 1, 2000. On or after June 1, 2000, the Preferred Shares may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

12.  9 1/8% SERIES B CUMULATIVE REDEEMABLE PREFERENCE UNITS

     In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares") pursuant to the Preferred Shelf Registration and the Second Shelf Registration. Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from this offering (the "Series B Preferred Share Offering"). The net proceeds of approximately $121 million from the Series B Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series B Cumulative Redeemable Preference Units"). The Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on January 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series B Depositary Share. The Series B Preferred Shares are not redeemable prior to October 15, 2005. On and after October 15, 2005, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series B Depositary Share), plus accrued and unpaid distributions, if any, thereon.

13.  9 1/8% SERIES C CUMULATIVE REDEEMABLE PREFERENCE UNITS

     In September, 1996 the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares") pursuant to the Second Shelf Registration. Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value share (the "Series C Preferred Shares"). The liquidation preference of each

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 9 1/8% cumulative preference units (the "Series C Cumulative Redeemable Preference Units"). The Series C Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series C Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series C Depositary Share), plus accrued and unpaid distributions, if any, thereon.

14.  EMPLOYEE TRANSACTIONS

     As of December 31, 1996, the outstanding principal balance on the employee notes issued in connection with Common Shares purchased was, in the aggregate, approximately $5.26 million. Douglas Crocker II, President and Chief Executive Officer of the Company and four other officers had purchased an aggregate of 194,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Company in the aggregate amount of approximately $5.4 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The employee notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of the 194,000 Common Shares purchased.

     In addition, as of December 31, 1996, the outstanding principal balance on additional notes issued to Mr. Crocker was approximately $0.8 million. These notes accrue interest, payable in arrears at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. The notes are recourse to Mr. Crocker and are collateralized by pledges of options, share awards and Common Shares purchased.

     During 1996 the Board of Trustees of the Company approved a deferred compensation agreement (the "Agreement") for Mr. Crocker. This Agreement would provide Mr. Crocker with a salary benefit after his termination of employment with the Company. If Mr. Crocker's employment is terminated without cause, he would be entitled to annual deferred compensation for a 10-year period commencing on the termination date in an amount equal to his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 10% per year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except the annual percentage would be 15% and the maximum paid per year would not exceed 100% of his average base salary. Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     The Board of Trustees also approved a deferred compensation (share distributions) agreement ("Deferred Compensation Agreement") for Mr. Crocker. On January 18, 1996, Mr. Crocker was issued options to purchase 100,000 Common Shares, which vest over a 3-year period and are effective for 10 years. Pursuant to the terms of the Deferred Compensation Agreement, upon the exercise of any options, Mr. Crocker would be entitled to an amount equal to the amount of Common Share distributions that would have been paid on said shares being exercised had he owned said shares for the period from January 18, 1996 until the date of the exercise of the options in question. This agreement is not affected by Mr. Crocker's death or termination of employment with the Company.

15.  DEPOSITS-RESTRICTED

     Deposits-restricted as of December 31, 1996, primarily included deposits in the amount of approximately $16.4 million held in third party escrow accounts which were made in connection with a January 1997 acquisition and the expected acquisition of an additional property. In addition, approximately $3.7 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

     Deposits-restricted as of December 31, 1995 primarily included deposits held in third party escrow accounts made in connection with certain of the Operating Partnership's dispositions. Approximately $15 million was held in these accounts and were utilized for the purchase of additional properties. In addition, approximately $3.2 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

16.  GAIN ON EARLY EXTINGUISHMENT OF DEBT

     In June 1995, the Operating Partnership paid approximately $12.6 million in full satisfaction of a $14.6 million mortgage note obligation relating to one of its Properties. As a result, the Operating Partnership recognized a gain of $2 million on the extinguishment of this indebtedness.

17.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the January 1996 Common Share Offering, the February 1996 Common Share Offering, the May 1996 Common Share Offerings, the Third Public Debt Offering, the Series C Preferred Share Offering, the September 1996 Common Share Offering, the December 1996 Common Share Offerings, the acquisition of 49 Properties, the assumption of $142.2 million of mortgage indebtedness, the repayment of $57 million of mortgage indebtedness and the disposition of five Properties (as described in Note 5, Note 7 and Note 9 of Notes to Consolidated Financial Statements) had occurred on January 1, 1996 and all Preference Units had been converted into OP units. This would result in 59,013,064 OP Units outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1996, or to

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


project results for any future period. The amounts presented in the following statement are in thousands except for OP Unit share amounts:

                                         Summarized Pro Forma
                                          Condensed Statement
                                             of Operations
                                          For the Year Ended
                                           December 31, 1996
                                         (Amounts in thousands
                                       except per OP unit amounts)
                                       ---------------------------
     Total Revenues                             $ 541,118
                                                  -------

     Total Expenses                               424,541
                                                  -------
     Pro Forma net income available
     for OP Units                               $  80,333
                                                  =======

     Pro Forma net income per OP Unit           $    1.36
                                                  =======

18.  COMMITMENTS AND CONTINGENCIES

     The Operating Partnership, as an owner of real estate, is subject to various environmental laws of Federal and local governments. Compliance by the Operating Partnership with existing laws has not had a material adverse effect on the Operating Partnership's financial condition and management does not believe it will have such an impact in the future. However, the Operating Partnership cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

     On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk Count, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter alia, that had the Company learned of the background of Mr.
         ----- ----
Countryman prior to his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. While the Company is vigorously contesting these claims, there is no assurance that the Company will not be held liable for said deaths and there is no assurance that its insurance coverage will cover all damages that may be awarded against it. At this time, an estimate of the possible loss or range of loss that the Company may incur cannot be determined.

     The Operating Partnership does not believe there is any other litigation, except as mentioned in the previous paragraph, threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Management Corp. has lease agreements with an affiliated party covering office space occupied by regional operating centers located in Tampa, Florida ("Southeast ROC") and Chicago, Illinois ("Midwest ROC"). The Southeast ROC agreement, expires on October 31, 2001 and the Midwest ROC agreement expires on September 30, 2000.

     Management Corp. also has four additional lease agreements with unaffiliated parties covering space occupied by regional operations centers located in Dallas, Texas (the "Southwest ROC"); Bethesda, Maryland (the "Atlantic ROC"); Denver, Colorado (the "Western ROC") and Seattle, Washington (the "Pacific Northwest ROC"). The lease agreement for the Southwest ROC expires on March 31, 1999; the lease agreement for the Atlantic ROC expires on November 30, 1998; the lease agreement for the Western ROC expires on November 30, 1999; and the lease agreement for the Pacific Northwest ROC expires on November 30, 2000.

     Management Corp. also has a lease with an affiliated party covering office space occupied by the corporate headquarters located in Chicago, Illinois. This agreement, as amended, expires on July 31, 2001. In addition, commencing September 1, 1996, Management Corp. increased the office space occupied by its corporate personnel. The lease agreement covering the additional office space expires on April 29, 1998.

     During the years ended December 31, 1996, 1995 and 1994, total rentals, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $1,020,311, $1,049,731 and $403,346, respectively.

     The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1996 is as follows:

                         YEAR                AMOUNT
                         ----                ------
                         1997              $1,144,500
                         1998               1,046,800
                         1999                 821,700
                         2000                 684,600
                         2001                 390,600
                                           ----------
                        Total              $4,088,200
                                           ==========

19.  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to the terms of the partnership agreement for the Operating Partnership, the Operating Partnership is required to reimburse the Company for all expenses incurred by the Company in excess of income earned by the Company through its indirect 1% ownership of various Financing Partnerships. Amounts paid on behalf of the Company are reflected in the Consolidated Statement of Operations as general and administrative expenses

     Certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services; Greenberg & Pociask, Ltd., which provided tax and accounting services; First Capital Financial Corporation, which provided accounting services; and Computech Systems, Inc., which provided computer services. Fees paid to these related entities amounted to approximately $0.7

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


million, $2.5 million and $3 million for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $4.1 million, $2.6 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, $315,700 and $366,300, respectively, was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with securities offerings, litigation matters, property acquisitions and other general corporate matters.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Equity Group Investments, Inc. and certain of its subsidiaries, including Equity Assets Management, Inc., Eagle Flight Services, Equity Properties & Development, L.P. and EPMC ("EGI"), have provided certain services to the Operating Partnership and the Company which include, but are not limited to, financial and accounting services, investor relations, corporate secretarial and computer and support services, real estate tax evaluation services, market consulting and research services, financing services, information systems services and property development services. Fees paid to EGI for these services amounted to $1.3 million, $3.4 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts due to EGI were approximately $0.3 million and $1.1 million as of December 31, 1996 and 1995, respectively.

     In connection with the affiliated lease agreements discussed in Note 18, Management Corp. paid Equity Office Holdings, L.L.C. ("EOH") $118,919, $104,421 and $118,518 in connection with the Midwest ROC, $137,638, $9,783 and $85,466 in connection with the Southeast ROC and $409,392, $632,725 and $19,070 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, approximately $46,435 was owed to EOH and as of December 31, 1995, no amounts were owed to EOH.

     In connection with the Private Equity Offering and the Shelf Offering, the Company paid Equity Institutional Investors, Inc. ("EII") consulting fees in the amount of $200,000 and $680,000 for the years ended December 31, 1995 and 1994, respectively. As of December 31, 1996 and 1995, no amounts were owed to EII for consulting services.

     Artery Property Management, Inc. ("Artery") provided the Operating Partnership consulting services with regard to property acquisitions and additional business opportunities. Fees paid for those services and reimbursed expenses amounted to approximately $0.2 and $0.7 million for the years ended December 31, 1996 and 1995.

     Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Operating Partnership. Fees paid to this firm amounted to approximately $4,300, $41,300 and $10,000 for the years ended December 31, 1996, 1995 and 1994.

     Genesis Merchant Group Securities ("Genesis") provided the Operating Partnership brokerage services and was paid $18,970 during the year ended December 31, 1994. SZRL Investments, an Illinois general partnership of which one of its partners is a trust created for the benefit of Mr. Zell, is a limited partner of Genesis Merchant Group, the sole general partner of Genesis.

     In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Operating Partnership. Fees received for providing such services were approximately $6.7 million, $7 million and $4.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


20.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly data has been prepared on the basis of a December 31 year end: (Amounts in thousands)


                   FIRST       SECOND      THIRD      FOURTH
                  QUARTER     QUARTER     QUARTER     QUARTER
     1995         3/31        6/30        9/30        12/31
----------------  --------    --------    --------    --------
Total revenues    $ 91,882    $ 93,294    $ 99,594    $105,614
                  ========    ========    ========    ========

Net income        $ 13,220    $ 15,544    $ 17,570    $ 37,021
                  ========    ========    ========    ========


     1996
----------------

Total revenues    $106,321    $113,267    $124,459    $134,338
                  ========    ========    ========    ========

Net income        $ 21,295    $ 23,310    $ 22,111    $ 49,207
                  ========    ========    =========   ========

21.  SUBSEQUENT EVENTS

     On January 2, 1997, the Operating Partnership acquired Town Center Apartments, a 258-unit multifamily property located in Kingwood, Texas, from an unaffiliated third party for a purchase price of $12.8 million.

     On January 16, 1997 the Company entered into an Agreement and Plan of Merger regarding the planned acquisition of the multifamily property business of Wellsford Residential Property Trust ("Wellsford"), a Maryland real estate investment trust, by the Company through the tax free merger of the Company and Wellsford. This transaction is valued at approximately $1 billion and includes 75 multifamily residential properties containing 19,004 units.

     On January 21, 1997, the Operating Partnership acquired Harborview Apartments, a 160-unit multifamily property located in San Pedro, California, from an unaffiliated third party for a purchase price of $19 million, which included the assumption of mortgage indebtedness of approximately $12.69 million.

     On January 31, 1997, the Operating Partnership acquired The Cardinal Apartments, a 256-unit multifamily property located in Greensboro, North Carolina, from an unaffiliated third party for a purchase price of $12.77 million, including the assumption of mortgage indebtedness in the amount of $7.53 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     On February 12, 1997, the Operating Partnership acquired Trails at Dominion Apartments, a 843-unit multifamily property located in Houston, Texas from an unaffiliated third party for a purchase price of $38.3 million, which included the assumption of mortgage indebtedness of approximately $26.19 million.

     On February 25, 1997, the Operating Partnership declared a $0.625 distribution per OP Unit for the quarter ended March 31, 1997 to OP Unit holders of record on March 28, 1997. The Operating Partnership also declared a $05.85938 distribution, a $05.70313 distribution and a $05.70313 distribution to the Company as holder of the Series A Cumulative Redeemable Preference Units, Series B Cumulative Redeemable Preference Units and Series C Cumulative Redeemable Preference Units, respectively.

     On February 25, 1997, the Operating Partnership acquired Dartmouth Woods Apartments, a 201-unit multifamily property located in Lakewood, Colorado, from an unaffiliated third party for a purchase price of $12.4 million, including the assumption of mortgage indebtedness in the amount of approximately $4.44 million.

     On February 28, 1997, the Operating Partnership acquired Rincon Apartments, a 288-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of $20.87 million.

     On February 28, 1997, the Operating Partnership acquired Waterford at the Lakes Apartments, a 344-unit multifamily property located in Kent, Washington, from an unaffiliated third party for a purchase price of $18.9 million.

     On March 17, 1997, the Operating Partnership acquired Junipers at Yarmouth Apartments, a 225-unit multifamily property located in Yarmouth, Maine, from an unaffiliated third party for a purchase price of $9.15 million.

     As of March 20, 1997, the Company completed offerings of 938,800 publicly registered Common Shares, which were sold at a net price of $46 per share and contributed to the Operating Partnership net proceeds of approximately $43.2 million in connection therewith.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


TO THE PARTNERS
ERP OPERATING LIMITED PARTNERSHIP

In connection with our audit of the consolidated financial statements of ERP Operating Limited Partnership referred to in our report dated February 14, 1996, which financial statements are included in this Form 10-K, we have also audited the 1995 and 1994 information in the financial statement schedule listed in the Index to the Financial Statements and Schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the 1995 and 1994 information required to be set forth therein.



                                               /S/  GRANT THORNTON LLP
                                        ----------------------------------------
                                                    GRANT THORNTON LLP

Chicago, Illinois
February 14, 1996

                                  SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                               COST CAPITALIZED
                                                                                                 SUBSEQUENT TO
                                                                    INITIAL COST TO               ACQUISITION
               DESCRIPTION                                              COMPANY             (IMPROVEMENTS, NET) (I)
----------------------------------------------------------------------------------------------------------------------------
                                                                              BUILDING &              BUILDING &
APARTMENT NAME                LOCATION          ENCUMBRANCES     LAND          FIXTURES     LAND       FIXTURES    LAND
----------------------------------------------------------------------------------------------------------------------------
2900 on First.................Seattle, WA                  0     1,176,400    10,588,096     1,200       95,180    1,177,600
3000 Grand....................Des Moines, IA               0       858,305     7,827,336         0    1,191,980      858,305
7979 Westheimer...............Houston, TX                  0     1,388,400    12,495,280     1,400      733,108    1,389,800
Altamonte.....................San Antonio, TX     14,600,000     1,663,100    14,968,079     1,970      540,718    1,665,070
Amberton......................Manassas, VA         6,595,519       888,800     8,352,507    11,800      745,330      900,600
Arbors of Hickory Hollow......Nashville, TN               (D)      202,285     6,594,754       700    1,071,223      202,985
Arbors of Brentwood...........Nashville, TN               (D)      404,570    13,189,508       100      749,501      404,670
Arbors of Las Colinas.........Irving, TX                   0     1,662,300    14,960,709     1,600    1,012,376    1,663,900
Bainbridge....................Durham, NC                   0     1,042,900     9,385,579    33,400      837,173    1,076,300
Bay Club......................Phoenix, AZ                 (E)      828,100     5,821,759       100    1,077,580      828,200
Bourbon Square................Palatine, IL        28,150,000     3,982,600    35,843,025     2,700    2,024,772    3,985,300
Brentwood.....................Vancouver, WA                0     1,318,200    11,863,517    39,021      824,156    1,357,221
Breton Mill...................Houston, TX                 (F)      212,720     8,154,404       100      613,371      212,820
Bridgecreek...................Wilsonville, OR              0     1,294,600    11,651,108     5,290      536,972    1,299,890
Bridgeport....................Raleigh, NC                  0     1,296,200    11,665,351       500      208,931    1,296,700
Brierwood.....................Jacksonville, FL             0       546,100     4,914,681     4,300       62,886      550,400
Brittany Square...............Tulsa, OK                    0       625,000     4,220,662         0      352,527      625,000
Brixworth.....................Nashville, TN                0     1,172,100    10,549,371     1,600       42,780    1,173,700
Camellero.....................Scottsdale, AZ      11,949,595     1,923,600    17,312,869     1,300      274,238    1,924,900
Canterbury....................Germantown, MD      19,032,948     2,781,300    26,656,574        (0)   2,044,601    2,781,300
Canterchase...................Nashville, TN        5,824,040       862,200     7,759,711     1,100       32,267      863,300
Canyon Creek..................Tucson, AZ                  (E)      834,313     5,840,188       100      358,628      834,413
Canyon Sands..................Phoenix, AZ          8,849,680     1,475,900    13,282,737    14,550      131,988    1,490,450
Carmel Terrace................San Diego, CA                0     2,288,300    20,632,540        (0)      99,768    2,288,300
Casa Capricorn................San Diego, CA                0     1,260,100    11,341,085     2,400       27,534    1,262,500
Casa Cordoba..................Tallahassee, FL              0       307,055     2,732,177         0      787,356      307,055
Casa Cortez...................Tallahassee, FL              0       120,590     1,196,857         0      467,869      120,590
Catalina Shores...............Las Vegas, NV                0     1,222,200    10,999,974     4,800      413,277    1,227,000
Cedar Crest...................Overland Park, KS            0     2,159,800    19,438,107       500       15,521    2,160,300
Celebration at Westchase......Houston, TX                 (E)    2,204,590     6,312,399       100      708,272    2,204,690
Champion Oaks.................Houston, TX          7,298,817       931,900     8,519,479        (0)     146,787      931,900
Chandler Court................Chandler, AZ                 0     1,352,600    12,172,974       500      107,033    1,353,100
Chandler's Bay I..............Kent, WA                     0     1,503,400    13,530,223     3,500      497,871    1,506,900
Chaparral.....................Largo, FL            6,891,428       303,100     6,169,465         0    2,608,105      303,100
Charter Club..................Everett, WA                  0       998,700     8,988,560     2,400      224,471    1,001,100
Cheyenne Crest................Colorado Springs, CO        (E)       73,950     3,936,559       100      643,159       74,050
Cloisters on the Green........Lexington, KY        2,827,810       187,074     2,193,726         0    1,370,338      187,074
Country Club I................Silver Spring, MD    7,077,694     1,119,500    10,815,232     1,457      465,095    1,120,957
Country Club II...............Silver Spring, MD    5,966,153       850,000     8,255,502     2,294       23,886      852,294

                                            GROSS AMOUNT CARRIED                                                 LIFE USED TO
                                                AT CLOSE OF                                                         COMPUTE
                                               PERIOD 12/31/96                                                  DEPRECIATION IN
----------------------------------------------------------------------------------------------------------------
                                                   BUILDING &                   ACCUMULATED         DATE OF     LATEST INCOME
                                                  FIXTURES (A)      TOTAL (B)   DEPRECIATION     CONSTRUCTION   STATEMENT (C)
------------------------------------------------------------------------------------------------------------------------------
2900 on First.................Seattle, WA           10,683,276     11,860,876        266,733        1989-91       30 Years
3000 Grand....................Des Moines, IA         9,019,316      9,877,621      4,136,718           1970       30 Years
7979 Westheimer...............Houston, TX           13,228,388     14,618,188        481,175           1973       30 Years
Altamonte.....................San Antonio, TX       15,508,797     17,173,867      1,259,430           1985       30 Years
Amberton......................Manassas, VA           9,097,837      9,998,437        679,673           1986       30 Years
Arbors of Hickory Hollow......Nashville, TN          7,665,977      7,868,962        960,405           1986       30 Years
Arbors of Brentwood...........Nashville, TN         13,939,009     14,343,679      1,657,104           1986       30 Years
Arbors of Las Colinas.........Irving, TX            15,973,085     17,636,985      1,740,888        1984/85       30 Years
Bainbridge....................Durham, NC            10,222,752     11,299,052      1,010,232           1984       30 Years
Bay Club......................Phoenix, AZ            6,899,339      7,727,539        906,957           1976       30 Years
Bourbon Square................Palatine, IL          37,867,797     41,853,097      3,931,913        1984-87       30 Years
Brentwood.....................Vancouver, WA         12,687,673     14,044,894        673,352           1990       30 Years
Breton Mill...................Houston, TX            8,767,775      8,980,595      1,003,745           1986       30 Years
Bridgecreek...................Wilsonville, OR       12,188,080     13,487,970      1,161,921           1987       30 Years
Bridgeport....................Raleigh, NC           11,874,282     13,170,982      1,331,562           1990       30 Years
Brierwood.....................Jacksonville, FL       4,977,567      5,527,967         66,571           1974       30 Years
Brittany Square...............Tulsa, OK              4,573,189      5,198,189      2,041,207           1982       30 Years
Brixworth.....................Nashville, TN         10,592,150     11,765,850        133,056           1985       30 Years
Camellero.....................Scottsdale, AZ        17,587,107     19,512,007        920,338           1979       30 Years
Canterbury....................Germantown, MD        28,701,175     31,482,475      2,155,479           1986       30 Years
Canterchase...................Nashville, TN          7,791,978      8,655,278         84,269           1985       30 Years
Canyon Creek..................Tucson, AZ             6,198,816      7,033,229        790,012           1986       30 Years
Canyon Sands..................Phoenix, AZ           13,414,725     14,905,175        283,324           1983       30 Years
Carmel Terrace................San Diego, CA         20,732,308     23,020,608      1,575,010        1988-89       30 Years
Casa Capricorn................San Diego, CA         11,368,619     12,631,119        107,033           1981       30 Years
Casa Cordoba..................Tallahassee, FL        3,519,533      3,826,588      2,322,089      1972/1973       30 Years
Casa Cortez...................Tallahassee, FL        1,664,726      1,785,316      1,039,578           1970       30 Years
Catalina Shores...............Las Vegas, NV         11,413,251     12,640,251        994,406           1989       30 Years
Cedar Crest...................Overland Park, KS     19,453,627     21,613,927        121,265           1986       30 Years
Celebration at Westchase......Houston, TX            7,020,671      9,225,361      1,056,903           1979       30 Years
Champion Oaks.................Houston, TX            8,666,266      9,598,166        712,007           1984       30 Years
Chandler Court................Chandler, AZ          12,280,007     13,633,107        237,596           1987       30 Years
Chandler's Bay I..............Kent, WA              14,028,094     15,534,994      1,106,336           1989       30 Years
Chaparral.....................Largo, FL              8,777,570      9,080,670      5,077,932           1976       30 Years
Charter Club..................Everett, WA            9,213,031     10,214,131        970,112           1991       30 Years
Cheyenne Crest................Colorado Springs, CO   4,579,718      4,653,768        663,938           1984       30 Years
Cloisters on the Green........Lexington, KY          3,564,064      3,751,138      2,349,167           1974       30 Years
Country Club I................Silver Spring, MD     11,280,327     12,401,284        804,078           1980       30 Years
Country Club II...............Silver Spring, MD      8,279,388      9,131,682        555,368           1982       30 Years

                                 SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                                           COST CAPITALIZED
                                                                                                             SUBSEQUENT TO
                                                                        INITIAL COST TO                       ACQUISITION
                  DESCRIPTION                                              COMPANY                      (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     BUILDING &                    BUILDING &
APARTMENT NAME               LOCATION              ENCUMBRANCES       LAND            FIXTURES           LAND       FIXTURES
------------------------------------------------------------------------------------------------------------------------------------

Country Ridge................Farmington Hills, MI             0         1,605,800        14,452,066      14,750        315,877
Creekside....................Mountlake Terrace, WA    15,883,770        2,802,900        25,226,096       4,400        509,926
Creekside Oaks...............Walnut Creek, CA         11,566,208        2,167,300        19,505,628         700          6,495
Crystal Creek................Phoenix, AZ                       0          952,900         8,576,084         600        162,583
Cypress Point................Las Vegas, NV             5,560,452          953,800         8,583,719       5,890        461,972
Dawntree.....................Carrollton, TX                    0        1,204,600        10,841,783         900        501,107
Deerwood.....................San Diego, CA                     0        2,075,700        18,680,801       6,395      2,734,498
Deerwood Meadows.............Greensboro, NC                   (E)         986,643         6,906,503         100        582,195
Del Coronado.................Mesa, AZ                         (O)       1,963,200        17,669,207       1,200        158,272
Desert Park..................Las Vegas, NV                     0        1,085,400         9,401,015           0        501,594
Desert Sands.................Phoenix, AZ               8,844,182        1,464,200        13,177,336      14,550        237,114
Diplomat South...............Beech Grove, IN           2,634,919          472,414         2,267,310           0      2,138,355
Doral........................Louisville, KY            4,110,646           96,607         1,526,628           0      2,550,299
Eagle Canyon.................Chino Hills, CA                   0        1,806,800        16,261,336       1,400         25,406
Eagle Rim....................Redmond, WA                       0          976,200         8,785,605       1,600        292,191
East Pointe..................Charlotte, NC             9,740,000        1,364,100        12,276,563       1,800        760,279
Edgewood.....................Woodinville, WA           6,177,002        1,068,200         9,613,388       1,900        314,708
Emerald Place................Bermuda Dunes, CA                 0          954,400         8,589,110       2,100        442,566
Essex Place..................Overland Park, KS        11,161,045        1,831,900        16,486,600       3,500      1,251,417
Flying Sun...................Phoenix, AZ                      (E)          87,120         2,035,537         100        137,450
Forest Ridge.................Arlington, TX                     0        2,339,300        21,053,447      21,600        255,713
Fountain Creek...............Phoenix, AZ                       0          686,000         6,173,818         500        107,826
Fountainhead Combined........San Antonio, TX          23,275,000        3,617,449        13,446,560           0      1,197,985
Fountains at Flamingo........Las Vegas, NV                     0        3,180,900        28,628,533       2,200        405,159
Four Lakes...................Lisle, IL                10,344,569        2,465,000        13,178,449           0      5,443,148
Four Lakes Lisle.............Lisle, IL                39,680,000          600,000        16,530,115           0      3,012,666
Fox Run......................Little Rock, AR           5,481,038          422,014         4,053,552           0      4,563,021
Fox Run......................Federal Way, WA                   0          638,500         5,746,956       1,200        313,307
Frey.........................Atlanta, GA              19,700,000        2,464,900        22,183,783       2,300        652,772
Gatehouse on the Green.......Pambroke Pines, FL                0        2,216,800        19,951,085       9,900         90,552
Gatehouse at Pine Lake.......Plantation, FL                    0        1,886,200        16,975,382       9,900         90,508
Georgian Woods II............Wheaton, MD              10,618,991        2,049,000        19,287,578       4,400      1,556,763
Glenridge....................Colorado Springs, CO             (F)         884,688         4,466,900         100        372,410
Governor's Place.............Augusta, GA                       0          347,355         2,518,146           0        765,732
Greengate....................Marietta, GA                      0          132,979         1,476,005           0      1,119,555
Greenwich Woods..............Silver Spring, MD        17,940,321        3,095,700        29,073,395       5,300      1,340,526
Greenwood Forest.............Little Rock, AR           3,562,675          559,038         1,736,549           0      2,664,879
Habitat......................Orlando, FL                       0          600,000           494,032           0      5,636,708
Hammock's Place..............Miami, FL                        (F)         319,080        12,216,608         100        608,118
                                                      GROSS AMOUNT                                                   LIFE USED TO
                                                        CLOSE OF                                                        COMPUTE
                                                     PERIOD 12/31/96                                                  DEPRECIATION
---------------------------------------------------------------------------------------------------------------------
                                                              BUILDING &                  ACCUMULATED     DATE OF    LATEST INCOME
APARTMENT NAME               LOCATION              LAND      FIXTURES (A)   TOTAL (B)    DEPRECIATION  CONSTRUCTION  STATEMENT (C)
----------------------------------------------------------------------------------------------------------------------------------
Country Ridge................Farmington Hills, MI   1,620,550   14,767,943  16,388,493        300,193      1986         30 Years
Creekside....................Mountlake Terrace, WA  2,807,300   25,736,022  28,543,322      1,983,579      1987         30 Years
Creekside Oaks...............Walnut Creek, CA       2,168,000   19,512,122  21,680,122         30,810      1974         30 Years
Crystal Creek................Phoenix, AZ              953,500    8,738,667   9,692,167        484,560      1985         30 Years
Cypress Point................Las Vegas, NV            959,690    9,045,691  10,005,381        771,850      1989         30 Years
Dawntree.....................Carrollton, TX         1,205,500   11,342,890  12,548,390        912,733      1982         30 Years
Deerwood.....................San Diego, CA          2,082,095   21,415,299  23,497,394      1,936,782      1990         30 Years
Deerwood Meadows.............Greensboro, NC           986,743    7,488,698   8,475,441        960,160      1986         30 Years
Del Coronado.................Mesa, AZ               1,964,400   17,827,479  19,791,879        945,455      1985         30 Years
Desert Park..................Las Vegas, NV          1,085,400    9,902,609  10,988,009        361,874      1987         30 Years
Desert Sands.................Phoenix, AZ            1,478,750   13,414,450  14,893,200        283,007      1982         30 Years
Diplomat South...............Beech Grove, IN          472,414   4,405,665    4,878,079      2,482,055      1970         30 Years
Doral........................Louisville, KY            96,607   4,076,927    4,173,534      1,684,821      1972         30 Years
Eagle Canyon.................Chino Hills, CA        1,808,200  16,286,742   18,094,942        165,212      1985         30 Years
Eagle Rim....................Redmond, WA              977,800   9,077,796   10,055,596        708,488    1986-88        30 Years
East Pointe..................Charlotte, NC          1,365,900  13,036,842   14,402,742      1,403,023      1987         30 Years
Edgewood.....................Woodinville, WA        1,070,100   9,928,096   10,998,196        791,151      1986         30 Years
Emerald Place................Bermuda Dunes, CA        956,500   9,031,676    9,988,176        979,033      1988         30 Years
Essex Place..................Overland Park, KS      1,835,400  17,738,017   19,573,417      1,697,366    1970-84        30 Years
Flying Sun...................Phoenix, AZ               87,220   2,172,987    2,260,207        331,352      1983         30 Years
Forest Ridge.................Arlington, TX          2,360,900  21,309,160   23,670,060        473,229    1984/85        30 Years
Fountain Creek...............Phoenix, AZ              686,500   6,281,644    6,968,144        345,109      1984         30 Years
Fountainhead Combined........San Antonio, TX        3,617,449  14,644,545   18,261,994      4,992,983   1985/1987       30 Years
Fountains at Flamingo........Las Vegas, NV          3,183,100  29,033,692   32,216,792      2,214,423    1989-91        30 Years
Four Lakes...................Lisle, IL              2,465,000  18,621,597   21,086,597      7,916,639   1968/1988*      30 Years
Four Lakes Lisle.............Lisle, IL                600,000  19,542,781   20,142,781      5,648,085   1968/1988*      30 Years
Fox Run......................Little Rock, AR          422,014   8,616,573    9,038,587      4,506,821      1974         30 Years
Fox Run......................Federal Way, WA          639,700   6,060,263    6,699,963        500,256      1988         30 Years
Frey.........................Atlanta, GA            2,467,200  22,836,555   25,303,755      1,909,476      1985         30 Years
Gatehouse on the Green.......Pambroke Pines, FL     2,226,700  20,041,637   22,268,337         25,538      1990         30 Years
Gatehouse at Pine Lake.......Plantation, FL         1,896,100  17,065,890   18,961,990         21,910      1990         30 Years
Georgian Woods II............Wheaton, MD            2,053,400  20,844,341   22,897,741      1,458,067      1967         30 Years
Glenridge....................Colorado Springs, CO     884,788   4,839,310    5,724,098        658,422      1985         30 Years
Governor's Place.............Augusta, GA              347,355   3,283,878    3,631,233      1,967,054      1972         30 Years
Greengate....................Marietta, GA             132,979   2,595,560    2,728,539      1,215,888      1971         30 Years
Greenwich Woods..............Silver Spring, MD      3,101,000  30,413,921   33,514,921      2,216,764      1967         30 Years
Greenwood Forest.............Little Rock, AR          559,038   4,401,428    4,960,466      2,269,057      1975         30 Years
Habitat......................Orlando, FL              600,000   6,130,740    6,730,740      3,511,792      1974         30 Years
Hammock's Place..............Miami, FL                319,180  12,824,726   13,143,906      1,474,391      1986         30 Years

                                 SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                         COST CAPITALIZED
                                                                                          SUBSEQUENT TO         GROSS AMOUNT CARRIED
                                                              INITIAL COST TO              ACQUISITION               AT CLOSE OF
                DESCRIPTION                                        COMPANY         (IMPROVEMENTS, NET) (I)           PERIOD 12/31/96
------------------------------------------------------------------------------------------------------------------------------------
                                                                      BUILDING &           BUILDING &             BUILDING &
APARTMENT NAME            LOCATION          ENCUMBRANCES     LAND      FIXTURES    LAND     FIXTURES     LAND     FIXTURES (A)
------------------------------------------------------------------------------------------------------------------------------------
Hampton Green...........San Antonio, TX              (E)   1,561,830   2,962,670       0   1,894,677   1,561,830   4,857,347
Harbour Landing.........Corpus Christi, TX            0      761,600   6,854,524   3,400     758,682     765,000   7,613,206
Hathaway................Long Beach, TX                0    2,512,200  22,609,720     300     146,216   2,512,500  22,755,936
Hearthstone.............San Antonio, TX              (E)   1,035,700   3,375,132     100     283,285   1,035,800   3,658,417
Heron Cove..............Coral Springs, FL             0      823,000   7,997,360       0     458,184     823,000   8,455,544
Heron Landing (K).......Lauderhill, FL                0      707,100   6,363,784   5,400     163,137     712,500   6,526,921
Heron Run...............Plantation, FL                0      917,800   8,854,001       0     564,445     917,800   9,418,446
Hidden Valley...........Ann Arbor, MI                 0      915,000   7,583,653       0     723,276     915,000   8,306,929
Holcomb Bridge..........Atlanta, GA           9,545,000    2,142,400  19,281,704     900     752,903   2,143,300  20,034,607
Hunter's Glen...........Chesterfield, MO              0      913,500   8,221,026   1,600      29,842     915,100   8,250,868
Hunter's Green..........Fort Worth, TX               (F)     524,200   3,404,622     100     619,907     524,300   4,024,529
Huntington Park.........Everett, WA                   0    1,594,500  14,350,001   3,000     461,869   1,597,500  14,811,870
Indian Bend.............Phoenix, AZ                   0    1,072,500   9,652,385   3,200     373,611   1,075,700  10,025,996
Indian Tree.............Arvada, CO                   (E)     881,125   4,868,332     100     352,319     881,225   5,220,651
Ivy Place (L)...........Atlanta, GA                   0      793,200   7,139,200   8,450     138,033     801,650   7,277,233
Kempton Downs...........Gresham, OR                   0    1,182,200  10,639,993  35,149     756,737   1,217,349  11,396,730
Keystone................Austin, TX            2,959,560      498,000   4,482,306     500     313,558     498,500   4,795,864
Kingsport...............Alexandria, VA                0    1,262,250  11,454,606       0   1,454,504   1,262,250  12,909,110
Kingswood Manor.........San Antonio, TX              (E)     293,900   2,061,996     100     325,573     294,000   2,387,569
La Costa Brava (J)......Jacksonville, FL      4,741,003      835,757   4,964,681      (1)  5,751,810     835,756  10,716,491
La Costa Brava..........Orlando, FL                   0      206,626   1,380,505       0   5,174,152     206,626   6,554,657
Lake in the Woods.......Ypsilanti, MI                 0    1,859,625  16,314,064       0   5,349,035   1,859,625  21,663,099
Lakeville Resort........Petaluma, CA         20,776,563    2,734,100  24,773,523       0    (159,496)  2,734,100  24,614,027
Lakewood Oaks...........Dallas, TX                    0    1,630,200  14,671,813   1,200     526,491   1,631,400  15,198,304
Lands End...............Pacifica, CA                  0    1,824,500  16,423,435       0      77,817   1,824,500  16,501,252
Laurel Ridge............Chapel Hill, NC               0      160,000   1,752,118       0   2,779,323     160,000   4,531,441
Lincoln Green I.........San Antonio, TX               0      947,366   2,133,002       0   3,609,969     947,366   5,742,971
Lincoln Green II........San Antonio, TX               0    1,052,340   6,045,696       0    (249,429)  1,052,340   5,796,267
Lincoln Green III.......San Antonio, TX               0      536,010   2,121,295       0     (66,297)    536,010   2,054,998
Lodge - Oklahoma........Tulsa, OK                     0      313,571   2,677,951       0     789,532     313,571   3,467,483
Lodge - Texas...........San Antonio, TX               0    1,363,636   5,496,784       0   3,427,219   1,363,636   8,924,003
Longwood................Decatur, GA                   0    1,452,000  13,067,523   2,048     192,005   1,454,048  13,259,528
Mallard Cove............Greenville, SC                0      803,700   7,233,160   8,350     125,996     812,050   7,359,156
Mallgate................Louisville, KY                0            0   6,162,515       0   3,399,784           0   9,562,299
Marbrisa................Tampa, FL                     0      811,500   7,303,334   1,500      23,966     813,000   7,327,300
Marina Club.............Fort Worth, TX                0      781,000   7,028,588   3,269   1,381,884     784,269   8,410,472
Marymont................Laurel, MD                    0    1,901,800  17,116,593   2,000     462,012   1,903,800  17,578,605
Maxwell Apartments......Augusta, GA                   0      216,000   1,846,772       0     681,209     216,000   2,527,981
McAlpine Ridge..........Charlotte, NC                 0    1,283,400  11,550,225     600     300,938   1,284,000  11,851,163

                                                                                             LIFE USED IN
                                                                                               COMPUTE
                DESCRIPTION                                                                  DEPRECIATION IN
----------------------------------------------------------------------------------------------------------------
                                                                ACCUMULATED      DATE OF     LATEST INCOME
APARTMENT NAME            LOCATION                TOTAL(B)      DEPRECIATION   CONSTRUCTION  STATEMENT (C)
----------------------------------------------------------------------------------------------------------------
Hampton Green...........San Antonio, TX            6,419,177        676,323          1979           30 Years
Harbour Landing.........Corpus Christi, TX         8,378,206        807,403          1985           30 Years
Hathaway................Long Beach, TX            25,268,436      1,060,589          1987           30 Years
Hearthstone.............San Antonio, TX            4,694,217        527,069          1982           30 Years
Heron Cove..............Coral Springs, FL          9,278,544        661,829          1987           30 Years
Heron Landing (K).......Lauderhill, FL             7,239,421        199,030          1988           30 Years
Heron Run...............Plantation, FL            10,336,246        706,775          1987           30 Years
Hidden Valley...........Ann Arbor, MI              9,221,929      4,101,426          1973           30 Years
Holcomb Bridge..........Atlanta, GA               22,177,907      1,684,661          1985           30 Years
Hunter's Glen...........Chesterfield, MO           9,165,968         77,392          1985           30 Years
Hunter's Green..........Fort Worth, TX             4,548,829        519,924          1981           30 Years
Huntington Park.........Everett, WA               16,409,370      1,533,292          1991           30 Years
Indian Bend.............Phoenix, AZ               11,101,696        941,553          1973           30 Years
Indian Tree.............Arvada, CO                 6,101,876        803,866          1983           30 Years
Ivy Place (L)...........Atlanta, GA                8,078,883        152,322          1978           30 Years
Kempton Downs...........Gresham, OR               12,614,079        610,026          1990           30 Years
Keystone................Austin, TX                 5,294,364        281,085          1981           30 Years
Kingsport...............Alexandria, VA            14,171,360        942,883          1986           30 Years
Kingswood Manor.........San Antonio, TX            2,681,569        317,155          1983           30 Years
La Costa Brava (J)......Jacksonville, FL          11,552,247      5,378,546     1970/1973           30 Years
La Costa Brava..........Orlando, FL                6,761,283      3,259,968          1967           30 Years
Lake in the Woods.......Ypsilanti, MI             23,522,724     10,105,716          1969           30 Years
Lakeville Resort........Petaluma, CA              27,348,127        153,152          1984           30 Years
Lakewood Oaks...........Dallas, TX                16,829,704      1,247,503          1987           30 Years
Lands End...............Pacifica, CA              18,325,752        301,140          1974           30 Years
Laurel Ridge............Chapel Hill, NC            4,691,441      1,876,897          1975           30 Years
Lincoln Green I.........San Antonio, TX            6,690,337      2,342,894     1984/1986           30 Years
Lincoln Green II........San Antonio, TX            6,848,607      1,863,118     1984/1986           30 Years
Lincoln Green III.......San Antonio, TX            2,591,008        682,835     1984/1986           30 Years
Lodge - Oklahoma........Tulsa, OK                  3,781,054      1,768,970          1979           30 Years
Lodge - Texas...........San Antonio, TX           10,287,639      2,752,127        1979(#)          30 Years
Longwood................Decatur, GA               14,713,576      1,339,222          1992           30 Years
Mallard Cove............Greenville, SC             8,171,206        139,976          1983           30 Years
Mallgate................Louisville, KY             9,562,299      5,471,136          1969           30 Years
Marbrisa................Tampa, FL                  8,140,300         63,078          1984           30 Years
Marina Club.............Fort Worth, TX             9,194,741        867,288          1987           30 Years
Marymont................Laurel, MD                19,482,405      1,343,520       1987-88           30 Years
Maxwell Apartments......Augusta, GA                2,743,981        955,986          1951           30 Years
McAlpine Ridge..........Charlotte, NC             13,135,163        896,373       1989-90           30 Years

                                 SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                                           COST CAPITALIZED
                                                                                                             SUBSEQUENT TO
                                                                        INITIAL COST TO                       ACQUISITION
                  DESCRIPTION                                              COMPANY                      (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     BUILDING &                    BUILDING &
APARTMENT NAME               LOCATION              ENCUMBRANCES       LAND            FIXTURES           LAND       FIXTURES
------------------------------------------------------------------------------------------------------------------------------------

Meadowcreek..................Tigard, OR               8,788,473        1,298,100         11,682,684       1,000        497,605
Merrimac Woods...............Costa Mesa, CA                   0          673,300          6,059,722       1,600         29,948
Mountain Terrace.............Stevenson Ranch, CA              0        3,977,200         35,794,729           0             (0)
Newport Cove.................Henderson, NV                    0          698,700          6,288,245       1,600        765,432
Newport Heights..............Seattle, WA              2,655,505          390,700          3,516,229         500        208,031
Northampton I................Largo, MD               13,333,122        1,843,200         17,318,363           0      1,720,009
Northampton II...............Largo, MD                        0        1,494,100         14,279,723      19,400        186,486
Northgate Village............San Antonio, TX                 (E)         660,000          5,753,724         100        350,807
Oak Mill II..................Germantown, MD           6,475,057          854,000          8,187,169         133        689,508
Oak Park North...............Agoura Hills, CA                (O)       1,706,500         15,358,942         400         44,593
Oak Park South...............Agoura Hills, CA                (O)       1,683,400         15,150,835         400         82,585
Oaks of Lakebridge...........Ormond Beach, FL                 0          413,700          3,742,503       2,100        270,178
Olentangy....................Columbus, OH            28,425,106        3,032,336         20,862,191           0      7,394,749
Orchard Ridge................Seattle, WA                      0          482,600          4,343,826       3,000        157,534
Paradise Point...............Dania, FL                        0        1,494,700         13,452,161     855,955      1,237,844
Park Knoll...................Atlanta, GA                      0        2,904,500         26,140,219       4,300      1,252,945
Park Place I & II............Plymouth, MN            17,951,182        2,428,200         21,853,006       5,700        185,384
Park West....................Los Angeles, CA                  0        3,033,300         27,299,323         100        236,356
Parkwest.....................Austin, TX                      (E)         648,605          4,541,683         100        419,923
Pine Harbour.................Orlando, FL                      0        1,661,000         14,948,625       3,300        749,584
Pine Meadow..................Greensboro, NC           4,921,530          719,300          6,474,036       1,250         67,385
Pines at Cloverlane..........Pittsfield Township, MI          0        1,906,600         17,159,269       2,400      1,913,775
Pines of Springdale..........West Palm Beach, FL              0          471,200          4,240,800       2,667        385,267
Plantation...................Monroe, LA                       0          210,000          3,370,715           0       (399,716)
Pointe East..................Redmond, WA                      0          601,800          5,416,489         800        108,328
Port Royale..................Ft. Lauderdale, FL               0        1,752,100         15,769,281       2,100        406,225
Port Royale II...............Fort Lauderdale, FL              0        1,015,700          9,141,355       6,300        304,166
Preston in Willowbend........Plano, TX                        0          872,500          7,852,675       3,000      1,261,802
Preston Lake.................Atlanta, GA                      0        1,430,900         12,877,986      34,993        934,101
Promenade Terrace............Corona Hills, CA        16,490,541        2,281,000         20,529,476       1,700         40,643
Pueblo Villas................Albuquerque, NM                  0          854,300          7,688,783       1,200         36,858
Quail Run....................Oklahoma City, OK                0        1,000,000          4,136,059           0        551,288
Ravens Crest.................Plainsboro, NJ                  (O)       4,673,000         42,057,149       2,850      1,065,442
Regency Palms................Huntington Beach, CA             0        1,856,500         16,708,950         800        143,839
Reserve Square...............Cleveland, OH                    0        2,618,352         23,565,022         500      7,965,098
Ridgetree I & II.............Dallas, TX                       0        2,094,600         18,851,177      19,000        382,141
River Bend...................Tampa, FL                        0          602,945          2,161,915           0      1,994,175
Rock Creek...................Corrboro, NC                     0          895,100          8,056,360           0            148
Rosehill Pointe..............Lenexa, KS                       0        2,073,400         18,660,475      18,300        483,594
                                                   GROSS AMOUNT CARRIED                                              LIFE USED TO
                                                        CLOSE OF                                                        COMPUTE
                                                     PERIOD 12/31/96                                                  DEPRECIATION
---------------------------------------------------------------------------------------------------------------------
                                                              BUILDING &                  ACCUMULATED     DATE OF    LATEST INCOME
APARTMENT NAME               LOCATION              LAND      FIXTURES (A)   TOTAL (B)    DEPRECIATION  CONSTRUCTION  STATEMENT (C)
----------------------------------------------------------------------------------------------------------------------------------
Meadowcreek..................Tigard, OR           1,299,100    12,180,289   13,479,389        972,673      1985         30 Years
Merrimac Woods...............Costa Mesa, CA         674,900     6,089,669    6,764,569         58,694      1970         30 Years
Mountain Terrace.............Stevenson Ranch, CA  3,977,200    35,794,729   39,771,929          3,502      1992         30 Years
Newport Cove.................Henderson, NV          700,300     7,053,677    7,753,977        844,928      1983         30 Years
Newport Heights..............Seattle, WA            391,200     3,724,260    4,115,460        300,036      1985         30 Years
Northampton I................Largo, MD            1,843,200    19,038,372   20,881,572      1,440,396      1977         30 Years
Northampton II...............Largo, MD            1,513,500    14,466,209   15,979,709      1,026,005      1988         30 Years
Northgate Village............San Antonio, TX        660,100     6,104,531    6,764,631        918,384      1984         30 Years
Oak Mill II..................Germantown, MD         854,133     8,876,677    9,730,810        616,158      1985         30 Years
Oak Park North...............Agoura Hills, CA     1,706,900    15,403,535   17,110,435        660,163      1990         30 Years
Oak Park South...............Agoura Hills, CA     1,683,800    15,233,420   16,917,220        703,216      1989         30 Years
Oaks of Lakebridge...........Ormond Beach, FL       415,800     4,012,681    4,428,481        505,544      1984         30 Years
Olentangy....................Columbus, OH         3,032,336    28,256,940   31,289,276     14,672,182      1972         30 Years
Orchard Ridge................Seattle, WA            485,600     4,501,360    4,986,960        411,431      1988         30 Years
Paradise Point...............Dania, FL            2,350,655    14,690,005   17,040,660      1,199,383    1987-90        30 Years
Park Knoll...................Atlanta, GA          2,908,800    27,393,164   30,301,964      2,838,509      1983         30 Years
Park Place I & II............Plymouth, MN         2,433,900    22,038,390   24,472,290        265,497      1986         30 Years
Park West....................Los Angeles, CA      3,033,400    27,535,679   30,569,079      1,281,092    1987/90        30 Years
Parkwest.....................Austin, TX             648,705     4,961,606    5,610,311        607,764      1985         30 Years
Pine Harbour.................Orlando, FL          1,664,300    15,698,209   17,362,509      1,558,426      1991         30 Years
Pine Meadow..................Greensboro, NC         720,550     6,541,421    7,261,971        115,437      1974         30 Years

Pines at Cloverlane..........Pittsfield
  Township, MI                                    1,909,000    19,073,044   20,982,044        583,144    1975-79        30 Years
Pines of Springdale..........West Palm Beach, FL    473,867     4,626,067    5,099,934        485,180   1985/87(x)      30 Years
Plantation...................Monroe, LA             210,000     2,970,999    3,180,999      1,930,187      1972         30 Years
Pointe East..................Redmond, WA            602,600     5,524,817    6,127,417        421,303      1988         30 Years
Port Royale..................Ft. Lauderdale, FL   1,754,200    16,175,506   17,929,706      1,236,499      1988         30 Years
Port Royale II...............Fort Lauderdale, FL  1,022,000     9,445,521   10,467,521        264,972      1991         30 Years
Preston in Willowbend........Plano, TX              875,500     9,114,477    9,989,977        980,635      1985         30 Years
Preston Lake.................Atlanta, GA           1,465,893   13,812,087   15,277,980      1,394,584    1984-86        30 Years
Promenade Terrace............Corona Hills, CA      2,282,700   20,570,119   22,852,819        332,826      1990         30 Years
Pueblo Villas................Albuquerque, NM         855,500    7,725,641    8,581,141        122,902      1975         30 Years
Quail Run....................Oklahoma City, OK     1,000,000    4,687,347    5,687,347      1,911,096   1978/1983       30 Years
Ravens Crest.................Plainsboro, NJ        4,675,850   43,122,591   47,798,441      3,741,881      1984         30 Years
Regency Palms................Huntington Beach, CA  1,857,300   16,852,789   18,710,089        493,126      1969         30 Years
Reserve Square...............Cleveland, OH         2,618,852   31,530,120   34,148,972      2,619,824      1973         30 Years
Ridgetree I & II.............Dallas, TX            2,113,600   19,233,318   21,346,918        405,273      1983         30 Years
River Bend...................Tampa, FL               602,945    4,156,090    4,759,035      2,714,440      1971         30 Years
Rock Creek...................Corrboro, NC            895,100    8,056,508    8,951,608         16,432      1986         30 Years
Rosehill Pointe..............Lenexa, KS            2,091,700   19,144,069   21,235,769        404,389      1984         30 Years

                                 SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                                           COST CAPITALIZED
                                                                                                             SUBSEQUENT TO
                                                                        INITIAL COST TO                       ACQUISITION
                  DESCRIPTION                                              COMPANY                      (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     BUILDING &                    BUILDING &
APARTMENT NAME               LOCATION              ENCUMBRANCES       LAND            FIXTURES           LAND       FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Roswell......................Atlanta, GA              8,100,000        1,217,500       10,957,845          2,500       442,046
Sabal Pointe (M).............Coral Springs, FL                0        1,941,900       17,477,592          9,500       177,360
Saddle Creek.................Carrollton, TX                   0          703,300        6,329,899          4,800     2,939,209
Saddle Ridge.................Loudoun County, VA               0        1,351,800       12,165,984         13,000       191,045
Sawgrass Cove................Bradenton, FL                    0        1,671,200       15,041,179          2,950       718,569
Sheffield Court..............Arlington, VA                    0        3,349,350       30,246,228             (0)    1,991,716
Silver Shadow................Las Vegas, NV                    0          952,100        8,568,921          1,340       254,165
Silverwood...................Mission, KS             11,000,000        1,244,000       11,196,244          1,700       496,371
Sleepy Hollow................Kansas City, MO         12,500,000        2,193,546       13,689,443              1     1,224,190
Songbird.....................San Antonio, TX          6,984,854        1,080,500        9,724,928          1,900        46,272
Sonnet Cove I................Lexington, KY                    0          183,407        2,422,860              0     1,553,169
Sonnet Cove II...............Lexington, KY            1,495,882          100,000        1,108,405              0       821,113
Southbank....................Mesa, AZ                         0          319,600        2,876,874         10,900       304,656
South Creek..................Mesa, AZ                16,541,027        2,669,300       24,023,758          1,900        78,353
Spice Run....................Naperville, IL                   0        2,578,900       23,210,030            400         3,874
Springs Colony...............Orlando, FL                      0          631,900        5,687,010          8,500       657,299
Stonebrook...................Oklahoma City, OK                0        1,418,887        7,528,238              0       180,721
Stonelake Club...............Ocala, FL                       (E)         250,000        2,024,968            100       319,301
Summer Ridge.................Riverside, CA                    0          600,500        5,404,571          1,800        23,710
Summerset Village............Chatsworth, CA                   0        2,628,500       23,656,668          1,900        30,377
Sunny Oak Village............Overland Park, KS                0        2,222,600       20,003,050         20,950       276,118
Sunrise Springs..............Las Vegas, NV                    0          972,600        8,753,491          2,700       144,038
Sutton Place.................Dallas, TX                       0        1,316,500       11,848,717         41,900     2,241,843
Tanasbourne Terrace..........Hillsboro, OR                    0        1,873,000       16,857,220          3,700       695,796
Tanglewood...................Manassas, VA            15,795,420        2,103,400       19,559,772          4,895     1,576,348
Tanglewood...................Portland, OR                     0          760,000        6,839,589          3,000       800,883
Terraces at Peachtree........Atlanta, GA                      0          582,800        5,245,560            700       284,134
The Place....................Fort Myers, FL                   0          722,900        6,506,350          3,340       350,239
The Seasons..................Boise, ID                        0          604,400        5,439,624          3,600       200,077
Towne Centre III.............Laurel, MD               6,022,120          982,300        9,301,830             (0)      929,712
Towne Centre IV..............Laurel, MD               9,781,127        1,564,200       14,787,362          4,700        44,169
Trails.......................Arlington, TX                    0          616,700        5,550,590         21,300       531,223
Trails.......................Las Vegas, NV                    0        3,076,200       27,685,764          3,000       713,626
Trails.......................Aurora, CO                      (E)       1,217,800        8,525,346            100     1,142,930
University Park..............Toledo, OH                       0           70,000          834,378              0     1,415,627
Via Ventura..................Phoenix, AZ                      0        1,476,500       13,288,894          7,100     2,735,078
Village Oaks.................Austin, TX               5,506,970        1,184,400       10,659,432            500         4,761
Villa Madeira................Phoenix, AZ                      0        1,580,000       14,219,907          2,100       403,579
Villa Manana.................Phoenix, AZ                      0          951,400        8,562,443          3,900       484,091

                                                    GROSS AMOUNT                                                     LIFE USED TO
                                                      CLOSE OF                                                          COMPUTE
                                                   PERIOD 12/31/96                                                    DEPRECIATION
---------------------------------------------------------------------------------------------------------------------
                                                              BUILDING &                  ACCUMULATED     DATE OF    LATEST INCOME
APARTMENT NAME               LOCATION            LAND        FIXTURES (A)   TOTAL (B)    DEPRECIATION  CONSTRUCTION  STATEMENT (C)
----------------------------------------------------------------------------------------------------------------------------------
Roswell......................Atlanta, GA        1,220,000      11,399,891   12,619,891        965,464      1985         30 Years
Sabal Pointe (M).............Coral Springs, FL  1,951,400      17,654,952   19,606,352        531,729      1995         30 Years
Saddle Creek.................Carrollton, TX       708,100       9,269,108    9,977,208      1,175,684      1980         30 Years
Saddle Ridge.................Loudoun County, V  1,364,800      12,357,029   13,721,829        506,256      1989         30 Years
Sawgrass Cove................Bradenton, FL      1,674,150      15,759,748   17,433,898      1,471,148      1991         30 Years
Sheffield Court..............Arlington, VA      3,349,350      32,237,944   35,587,294      2,072,699      1986         30 Years
Silver Shadow................Las Vegas, NV        953,440       8,823,086    9,776,526        941,078      1992         30 Years
Silverwood...................Mission, KS        1,245,700      11,692,615   12,938,315        956,744      1986         30 Years
Sleepy Hollow................Kansas City, MO    2,193,547      14,913,633   17,107,180      4,287,699      1987         30 Years
Songbird.....................San Antonio, TX    1,082,400       9,771,200   10,853,600        103,123      1981         30 Years
Sonnet Cove I................Lexington, KY        183,407       3,976,029    4,159,436      2,577,503      1972         30 Years
Sonnet Cove II...............Lexington, KY        100,000       1,929,518    2,029,518      1,208,653      1974         30 Years
Southbank....................Mesa, AZ             330,500       3,181,530    3,512,030        347,843      1985         30 Years
South Creek..................Mesa, AZ           2,671,200      24,102,111   26,773,311        400,568    1986-89        30 Years
Spice Run....................Naperville, IL     2,579,300      23,213,904   25,793,204         27,627      1988         30 Years
Springs Colony...............Orlando, FL          640,400       6,344,309    6,984,709        587,311      1986         30 Years
Stonebrook...................Oklahoma City, OK  1,418,887       7,708,959    9,127,846      3,310,433      1983         30 Years
Stonelake Club...............Ocala, FL            250,100       2,344,269    2,594,369        344,464      1986         30 Years
Summer Ridge.................Riverside, CA        602,300       5,428,281    6,030,581         91,415      1985         30 Years
Summerset Village............Chatsworth, CA     2,630,400      23,687,044   26,317,444        236,265      1985         30 Years
Sunny Oak Village............Overland Park, KS  2,243,550      20,279,168   22,522,718        380,603      1984         30 Years
Sunrise Springs..............Las Vegas, NV        975,300       8,897,529    9,872,829        735,256      1989         30 Years
Sutton Place.................Dallas, TX         1,358,400      14,090,560   15,448,960      1,558,058      1985         30 Years
Tanasbourne Terrace..........Hillsboro, OR      1,876,700      17,553,016   19,429,716      1,491,360    1986-89        30 Years
Tanglewood...................Manassas, VA       2,108,295      21,136,120   23,244,415      1,634,125      1987         30 Years
Tanglewood...................Portland, OR         763,000       7,640,472    8,403,472        716,175      1976         30 Years
Terraces at Peachtree........Atlanta, GA          583,500       5,529,694    6,113,194        227,212      1987         30 Years
The Place....................Fort Myers, FL       726,240       6,856,589    7,582,829        608,174      1986         30 Years
The Seasons..................Boise, ID            608,000       5,639,701    6,247,701        510,392      1990         30 Years
Towne Centre III.............Laurel, MD           982,300      10,231,542   11,213,842        789,981      1969         30 Years
Towne Centre IV..............Laurel, MD         1,568,900      14,831,531   16,400,431      1,020,310      1968         30 Years
Trails.......................Arlington, TX        638,000       6,081,813    6,719,813        623,069      1984         30 Years
Trails.......................Las Vegas, NV      3,079,200      28,399,390   31,478,590      2,184,035      1988         30 Years
Trails.......................Aurora, CO         1,217,900       9,668,276   10,886,176      1,306,466      1986         30 Years
University Park..............Toledo, OH            70,000       2,250,005    2,320,005      1,235,516      1965         30 Years
Via Ventura..................Phoenix, AZ        1,483,600      16,023,972   17,507,572      1,331,620      1980         30 Years
Village Oaks.................Austin, TX         1,184,900      10,664,193   11,849,093         20,925      1984         30 Years
Villa Madeira................Phoenix, AZ        1,582,100      14,623,486   16,205,586      1,324,635      1971         30 Years
Villa Manana.................Phoenix, AZ          955,300       9,046,534   10,001,834        839,816    1971-85        30 Years

                                 SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                                        COST CAPITALIZED
                                                                                                         SUBSEQUENT TO
                                                                       INITIAL COST TO                   ACQUISITION
               DESCRIPTION                                                  COMPANY                  (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                   BUILDING &
APARTMENT NAME               LOCATION               ENCUMBRANCES      LAND          FIXTURES        LAND         FIXTURES
------------------------------------------------------------------------------------------------------------------------------
Villa Solana.................Laguna Hills, CA                  0      1,663,500      14,971,366       1,600        796,923
Village of Hampshire.........Toledo, OH                        0        195,886       1,320,453           0      9,366,924
Village of Newport...........Federal Way, WA           3,272,574        414,900       3,733,899       1,400        248,689
Vista Del Lago...............Mission Viejo, CA        32,350,000      4,524,400      41,357,681       1,400        966,539
Walden Wood..................Southfield, MI            5,960,000        833,300       7,499,662       1,400        818,712
Walnut Ridge.................Little Rock, AR           3,654,026        196,079       2,424,631           0      2,997,627
Waterstone Place.............Seattle, WA                       0      2,950,900      26,558,353      13,100      2,237,608
Wellington...................Silverdale, WA            8,349,435      1,097,300       9,876,034       2,000        382,036
Wellington Hill..............Manchester, NH           28,625,000      1,872,500      16,852,955      29,700      1,407,693
Wilde Lake...................Richmond, VA              4,440,000        934,600       8,411,613      10,600         95,472
Williamsburg Square..........Little Rock, AR           3,288,623        315,000       1,745,958           0      3,305,267
Willowglen...................Aurora, CO                        0      1,708,000      15,371,641       1,100         92,270
Windmill.....................Colorado Springs, CO             (E)       395,544       4,953,156         100        488,925
Windridge....................Laguna Niguel, CA                (O)     2,660,800      23,947,096       2,100        293,993
Winterwood...................Charlotte, NC            12,260,000      1,720,100      15,481,455       1,700        898,560
Woodbridge (N)...............Cary, NC                  4,820,441      1,981,900      17,839,380          (0)       116,484
Woodcreek....................Beaverton, OR            11,600,802      1,753,700      15,783,764       1,400      1,102,966
Woodlake at Killearn.........Tallahassee, FL                   0      1,404,300      12,638,426       3,855        846,099
Woodland Hills...............Decatur, GA                       0      1,223,900      11,017,542          (0)       178,798
Woodmoor.....................Austin, TX                        0        649,300       5,843,200       4,500        830,321
Woods at North Bend..........Raleigh, NC                       0      1,039,000       9,350,616         500        267,612
Woodscape....................Raleigh, NC                       0        956,000       8,603,550       1,200         34,519
Woodside.....................Lorton, VA                        0      1,308,100      12,503,220      17,900        209,155
Yorktowne....................Millersville, MD                  0        216,000       1,330,710           0      4,508,939
Yuma Court...................Colorado Springs, CO              0        113,163         836,429         100        104,328
Operating Partnership........Chicago, IL                       0              0          88,566           0              0
Management Business..........Chicago, IL                       0              0       3,442,962       1,000      5,589,868
                                                   ----------------------------  -----------------------------------------
          TOTAL                                     $680,755,447   $283,252,575  $2,486,293,619  $1,626,411   $212,337,130
                                                   ============================  =========================================




                                                GROSS AMOUNT CARRIED                                                   LIFE USED TO
                                                   AT CLOSE OF                                                           COMPUTE
               DESCRIPTION                        PERIOD 12/31/96                                                    DEPRECIATION IN
---------------------------------------------------------------------------------------------------------------------
                                                             BUILDING &                     ACCUMULATED      DATE OF   LATEST INCOME
APARTMENT NAME               LOCATION             LAND      FIXTURES (A)      TOTAL (B)     DEPRECIATION  CONSTRUCTION STATEMENT (C)

------------------------------------------------------------------------------------------------------------------------------------
Villa Solana.................Laguna Hills, CA     1,665,100     15,768,289      17,433,389      1,579,997       1984       30 Years
Village of Hampshire.........Toledo, OH             195,886     10,687,377      10,883,263      3,281,711       1950       30 Years
Village of Newport...........Federal Way, WA        416,300      3,982,588       4,398,888        326,790       1987       30 Years
Vista Del Lago...............Mission Viejo, CA    4,525,800     42,324,220      46,850,020      4,318,438    1986-88       30 Years
Walden Wood..................Southfield, MI         834,700      8,318,374       9,153,074        899,416       1972       30 Years
Walnut Ridge.................Little Rock, AR        196,079      5,422,258       5,618,337      2,659,332       1975       30 Years
Waterstone Place.............Seattle, WA          2,964,000     28,795,961      31,759,961      3,101,327       1990       30 Years
Wellington...................Silverdale, WA       1,099,300     10,258,070      11,357,370        554,721       1990       30 Years
Wellington Hill..............Manchester, NH       1,902,200     18,260,648      20,162,848      1,750,000       1987       30 Years
Wilde Lake...................Richmond, VA           945,200      8,507,085       9,452,285         10,254       1989       30 Years
Williamsburg Square..........Little Rock, AR        315,000      5,051,225       5,366,225      2,325,587       1974       30 Years
Willowglen...................Aurora, CO           1,709,100     15,463,911      17,173,011        161,468       1983       30 Years
Windmill.....................Colorado Springs, CO   395,644      5,442,081       5,837,725        856,207       1985       30 Years
Windridge....................Laguna Niguel, CA    2,662,900     24,241,089      26,903,989      1,825,518       1989       30 Years
Winterwood...................Charlotte, NC        1,721,800     16,380,015      18,101,815      1,748,890       1986       30 Years
Woodbridge (N)...............Cary, NC             1,981,900     17,955,864      19,937,764        549,380    1993-95       30 Years
Woodcreek....................Beaverton, OR        1,755,100     16,886,730      18,641,830      1,396,188    1982-84       30 Years
Woodlake at Killearn.........Tallahassee, FL      1,408,155     13,484,525      14,892,680      1,404,945       1986       30 Years
Woodland Hills...............Decatur, GA          1,223,900     11,196,340      12,420,240        250,737       1985       30 Years
Woodmoor.....................Austin, TX             653,800      6,673,521       7,327,321        694,877       1981       30 Years
Woods at North Bend..........Raleigh, NC          1,039,500      9,618,228      10,657,728        399,780       1983       30 Years
Woodscape....................Raleigh, NC            957,200      8,638,069       9,595,269        104,374       1979       30 Years
Woodside.....................Lorton, VA           1,326,000     12,712,375      14,038,375        937,395       1987       30 Years
Yorktowne....................Millersville, MD       216,000      5,839,649       6,055,649      3,740,770       1974       30 Years
Yuma Court...................Colorado Springs, C    113,263        940,757       1,054,020        128,338       1985       30 Years
Operating Partnership........Chicago, IL                  0         88,566          88,566         30,113  (H)
Management Business..........Chicago, IL              1,000      9,032,830       9,033,830      5,413,107  (G)
                                               ------------ --------------  --------------   ------------
          TOTAL                                $284,878,986 $2,698,630,748  $2,983,509,734   $301,511,545
                                               ============ ==============  ==============   ============

                                 SCHEDULE III
                       ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


NOTES:
(A) The balance of furniture & fixtures included in the total amount was $132,062,754 as of December 31, 1996.
(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1996 was approximately $2.8 billion.
(C)  The life to compute depreciation for furniture & fixtures is 5 years.
(D)  These two properties are encumbered by $15,178,699 in bonds.
(E)  These 15 properties are encumbered by a $44,000,000 note payable.
(F)  These four properties are encumbered by $15,500,000 in bonds.
(G) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Management Business.
(H) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Operating Partnership.
(I) Improvements are net of write-off of fully depreciated assets which are no longer in service.
(J)  Combined with Cedar Cove
(K)  Formerly Oxford & Sussex
(L)  Formerly Post Place
(M)  Formerly The Vinings at Coral Springs
(N)  Formerly The Plantations (NC)
(O) These properties are pledged as additional collateral in connection with the tax-exempt bond refinancing.

* Four Lakes was constructed in phases between 1968 & 1988.
(#) The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.
(x) Pines of Springdale was constructed in phases between 1985 & 1987.

                                 Schedule III

                      ERP OPERATING LIMITED PARTNERSHIP
             Real Estate and Accumulated Depreciation (continued)
                            (Amounts In Thousands)


The changes in total real estate for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                             1996         1995         1994
                                          -----------  -----------  -----------
Balance, beginning of year                $2,188,939   $1,963,476   $  634,577
   Acquisitions                              789,056      288,277    1,313,077
   Improvements                               33,001       32,800       16,721
   Write-off of fully depreciated assets
       which are no longer in service            (20)     (34,320)
   Dispositions and other                    (27,466)     (61,294)        (899)
                                          -----------  -----------  -----------
Balance, end of year                      $2,983,510   $2,188,939   $1,963,476
                                          ===========  ===========  ===========

The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996         1995         1994
                                          -----------  -----------  -----------
Balance, beginning of year                $  218,339   $  192,741   $  156,367
   Depreciation                               93,253       72,410       37,273
   Write-off of fully depreciated assets
   which are no longer in service                (20)     (34,320)
   Dispositions and other                    (10,060)     (12,492)        (899)
                                          -----------  -----------  -----------
Balance, end of year                      $  301,512   $  218,339   $  192,741
                                          ===========  ===========  ===========