Form 10-Q
period 1997-03-31
ERP OPERATING LTD PARTNERSHIP
filed 1997-05-12
CIK 931182

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

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
                            (Amounts in thousands)
                                  (Unaudited)




                                                                    March 31,               December 31,
                                                                      1997                      1996
                                                                   ----------                ----------

ASSETS
Investment in rental property
  Land                                                             $  325,198                $  284,879
  Depreciable property                                              2,876,383                 2,698,631
                                                                   ----------                ----------
                                                                    3,201,581                 2,983,510
  Accumulated depreciation                                           (328,321)                 (301,512)
                                                                   ----------                ----------
    Investment in rental property, net of accumulated depreciation  2,873,260                 2,681,998

Cash and cash equivalents                                              84,829                   147,271
Investment in mortgage notes, net                                      86,895                    86,596
Rents receivable                                                        1,351                     1,450
Deposits - restricted                                                   9,007                    20,637
Escrow deposits - mortgage                                             17,582                    15,434
Deferred financing costs, net                                          14,425                    14,555
Other assets                                                           25,886                    18,186
                                                                   ----------                ----------
       Total assets                                                $3,113,235                $2,986,127
                                                                   ==========                ==========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                           $  795,723                $  755,434
  Notes, net                                                          498,918                   498,840
  Accounts payable and accrued expenses                                31,243                    33,117
  Accrued interest payable                                             15,447                    12,737
  Due to affiliates                                                       656                       628
  Rents received in advance and other liabilities                      18,904                    15,838
  Security deposits                                                    15,123                    14,128
  Distributions payable                                                47,220                    45,938
                                                                   ----------                ----------
          Total liabilities                                         1,423,234                 1,376,660
                                                                   ----------                ----------
Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units              153,000                   153,000
                                                                   ----------                ----------
  9 1/8% Series B Cumulative Redeemable Preference Units              125,000                   125,000
                                                                   ----------                ----------
  9 1/8% Series C Cumulative Redeemable Preference Units              115,000                   115,000
                                                                   ----------                ----------
Partners' capital:
     General Partner                                                1,152,737                 1,065,830
     Limited Partners                                                 144,264                   150,637
                                                                   ----------                ----------
          Total partners' capital                                   1,297,001                 1,216,467
                                                                   ----------                ----------
          Total liabilities and partners' capital                  $3,113,235                $2,986,127
                                                                   ==========                ==========


                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)

                                                        Quarters Ended March 31,
                                                        ------------------------
                                                          1997            1996
                                                        ------------------------
REVENUES
 Rental income                                          $134,235        $101,443
 Fee and asset management                                  1,578           1,545
 Interest income - investment in mortgage notes            3,683           2,710
 Interest and other income                                 1,891             623
                                                        --------        --------

   Total revenues                                        141,387         106,321
                                                        --------        --------

EXPENSES
 Property and maintenance                                 32,334          28,530
 Real estate taxes and insurance                          13,911          10,279
 Property management                                       5,671           4,435
 Fee and asset management                                    967           1,106
 Depreciation                                             28,877          20,616
 Interest:
   Expense incurred                                       23,293          18,241
   Amortization of deferred financing costs                  603             944
 General and administrative                                2,975           2,215
                                                        --------        --------

   Total expenses                                        108,631          86,366
                                                        --------        --------

Income before gain on disposition of properties           32,756          19,955
 Gain on disposition of properties                         3,632           1,340
                                                        --------        --------
Net income                                              $ 36,388        $ 21,295
                                                        ========        ========

ALLOCATION OF NET INCOME:

Redeemable Preference Interests                         $    -          $    263
                                                        ========        ========

9 3/8% Series A Cumulative Redeemable
 Preference Units                                       $  3,586        $  3,586
                                                        ========        ========

9 1/8% Series B Cumulative Redeemable
 Preference Units                                       $  2,852        $  2,851
                                                        ========        ========

9 1/8% Series C Cumulative Redeemable
 Preference Units                                       $  2,623        $    -
                                                        ========        ========

General Partner                                           23,901          11,957
Limited Partners                                           3,426           2,638
                                                        --------        --------
                                                        $ 27,327        $ 14,595
                                                        ========        ========

Net income per weighted average OP Unit outstanding     $   0.46        $   0.32
                                                        ========        ========

Weighted average OP Units outstanding                     59,269          46,210
                                                        ========        ========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                  Three Months Ended March 31,
                                                                                               ----------------------------------
                                                                                                  1997                   1996
                                                                                               ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $  36,388               $ 21,295
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                  28,877                 20,616
     Amortization of deferred financing costs (including discount on
        1999 and 2002 Notes)                                                                          681                  1,023
     Amortization of discount on investment in mortgage notes                                        (750)                     -
     Gain on disposition of properties                                                             (3,632)                (1,340)
     Changes in assets and liabilities:
        Decrease (increase) in rents receivable                                                        99                     (4)
        Decrease (increase) in deposits - restricted                                                  127                   (216)
        (Increase) decrease in other assets                                                        (4,299)                 1,108
        Increase (decrease) in due to affiliates                                                       33                   (260)
        (Decrease) in accounts payable and accrued expenses                                        (1,874)                  (202)
        Increase in accrued interest payable                                                        2,710                  4,443
        Increase in rents received in advance and other liabilities                                 3,346                    782
                                                                                               ----------              ----------
    Net cash provided by operating activities                                                      61,706                 47,245
                                                                                               ----------              ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                                                           (152,612)               (90,824)
  Improvements to rental property                                                                  (6,276)                (5,444)
  Additions to non-rental property                                                                 (1,515)                  (384)
  Proceeds from disposition of rental property                                                      4,771                  6,252
  Purchase of contract rights                                                                      (3,500)                     -
  (Increase) decrease in mortgage deposits                                                         (2,148)                   433
  Deposits (made) on rental property acquisitions                                                  (5,258)                  (300)
  Deposits applied on rental property acquisitions                                                 16,761                 15,107
  Payments received from investment in mortgage notes                                                 451                    240
  Other investing activities                                                                         (101)                   157
                                                                                               ----------              ----------
    Net cash (used for) investing activities                                                     (149,427)               (74,763)
                                                                                               ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner                                                       91,101                119,550
  Redemption of Preference Interests                                                                    -                 (1,083)
  Distributions paid to partners                                                                  (45,938)               (30,817)
  Principal receipts on employee notes                                                                184                     18
  Proceeds from line of credit                                                                          -                 37,000
  Repayments on line of credit                                                                          -               (102,000)
  Principal payments on mortgage notes payable                                                    (20,562)                  (698)
  Loan and bond acquisition costs                                                                    (501)                   (51)
  Increase in security deposits                                                                       995                    667
                                                                                               ----------              ----------
    Net cash provided by financing activities                                                      25,279                 22,586
                                                                                               ----------              ----------
Net (decrease) in cash and cash equivalents                                                       (62,442)                (4,932)
Cash and cash equivalents, beginning of period                                                    147,271                 13,428
                                                                                               ----------              ---------
Cash and cash equivalents, end of period                                                       $   84,829              $   8,496
                                                                                               ==========              =========


                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                           1997          1996
                                                                                      ----------------------------
Supplemental information:
 Cash paid during the period for interest                                             $      20,583  $      13,798
                                                                                      =============  =============

 Mortgage loans assumed through acquisitions of rental properties                     $      60,851  $      27,438
                                                                                      =============  =============

 Rental property assumed through foreclosure                                          $         -    $      10,854
                                                                                      =============  =============

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Definition of Special Terms:

Capitalized terms used, but not defined herein are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 ("Form 10-K").

1.  Business

    ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust (the "General Partner" or the "Company"). The Company is a Maryland real estate investment trust formed on March 31, 1993. The Company conducts substantially all of its operations through the Operating Partnership. As of March 31, 1997, the Operating Partnership controlled a portfolio of 229 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.  Basis of Presentation

    The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1997 represent the consolidated financial information of the Operating Partnership and its interests in the Financing Partnerships and the Management Partnerships.

    Due to the Operating Partnership's ability to control, through ownership, the Management Partnerships, the Financing Partnerships and the LLCs, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

    These unaudited Consolidated Financial Statements of the Operating Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Operating Partnership's Annual Report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


3.  Partners' Capital

    The limited partners of the Operating Partnership include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of March 31, 1997, the Limited Partners were represented by 7,347,710 partnership interests ("OP Units") which are exchangeable on a one-for-one basis into the Company's Common Shares. As of March 31, 1997, the General Partner had an approximate 87.97% interest in the Operating Partnership and the Limited Partners had an approximate 12.03% interest.

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

    In February 1997, the Company issued 33,971 Common Shares pursuant to the Employee Share Purchase Plan at a net price of $35.63 per share and contributed to the Operating Partnership net proceeds of approximately $1.2 million.

    In March 1997, the Company completed offerings of an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $88.3 million therefrom.

    Total distributions paid in April 1997 for the quarter ended March 31, 1997 amounted to approximately $47.2 million.

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

4.  Investment in Rental Property

    During the quarter ended March 31, 1997, the Operating Partnership acquired the 12 Properties listed below. All of the Properties were purchased from an unaffiliated third party, except for Sedona Ridge, which was purchased from an affiliate of the Operating Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I"). The cash portion of these transactions was funded primarily from proceeds raised from the December 1996 Common Share Offerings.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

                                                                        Total
                                                                     Acquisition
  Date                                                    Number         Cost
Acquired  Property                     Location          of Units   (in thousands)
--------  --------                     --------          --------   --------------
01/02/97  Town Center                  Kingwood, TX         258       $ 12,834
01/21/97  Harborview                   San Pedro, CA        160         19,000
01/31/97  The Cardinal                 Greensboro, NC       256         13,124
02/12/97  Trails at Dominion           Houston, TX          843         38,251
02/25/97  Dartmouth Woods              Lakewood, CO         201         12,424
02/28/97  Rincon                       Houston, TX          288         21,129
02/28/97  Waterford at the Lakes       Kent, WA             344         19,246
03/17/97  Junipers at Yarmouth         Yarmouth, ME         225          9,162
03/20/97  Lincoln Harbor               Ft. Lauderdale, FL   324         22,168
03/24/97  Sedona Ridge                 Phoenix, AZ          250         15,208
03/28/97  Club at the Green            Beaverton, OR        254         14,634
03/28/97  Knight's Castle              Wilsonville, OR      296         15,014
                                                          -----       --------
                                                          3,699       $212,194
                                                          =====       ========

5.  Disposition of Rental Properties

    On March 28, 1997, the Operating Partnership sold Plantation Apartments located in Monroe, Louisiana for a sales price of $4.8 million. The gain for financial reporting purposes was approximately $3.6 million.

6.  Commitments to Acquire Rental Properties

    As of March 31, 1997, excluding the properties which were subsequently acquired as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Operating Partnership had entered into an agreement to acquire one multifamily property containing 176 units from an unaffiliated third party. The expected purchase price is approximately $8.5 million. The Operating Partnership also entered into a letter of intent with Zell/Merrill I to purchase eight multifamily properties containing 2,301 units. The expected combined purchase price is approximately $101.7 million, which includes the assumption of mortgage indebtedness of approximately $82.2 million.

    The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

7.  Investment in Mortgage Notes, Net

    Investment in mortgage notes, net, represents the Operating Partnership's investment in subordinated mortgages collateralized by the Additional Properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


8.  Calculation of Net Income Per Weighted Average OP Unit

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Operating Partnership will be required to change the method currently used to compute net income per weighted average OP Unit and to restate all prior periods. The impact of Statement 128 on the calculation of net income per weighted average OP Unit and net income per weighted average OP Unit-assuming dilution for these quarters is not expected to be material.

9.  Mortgage Notes Payable

    As of March 31, 1997 the Operating Partnership had outstanding mortgage indebtedness of approximately $795.7 million encumbering 90 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $148.1 million) was approximately $1.2 billion. In connection with the Properties acquired during the quarter ended March 31, 1997, the Operating Partnership assumed the outstanding mortgage balances on five Properties in the aggregate amount of $60.9 million.

    Concurrent with the refinancing of certain tax-exempt bonds in 1996 and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements, which protection agreements were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of March 31, 1997, the aggregate notional amount of these agreements was approximately $166.4 million. The fixed interest rates for these agreements were 4.81% and 4.528%. The termination dates are October 1, 2003 and January 1, 2004. The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest based on a fixed interest rate. As of March 31, 1997, the aggregate notional amount of these agreements was approximately $166.4 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74% and 4.458%. The termination dates are October 1, 2003 and January 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount. The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Operating Partnership.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


    Scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through August 1, 2030. As of March 31, 1997, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 2.89% to 7.085%. During the quarter ended March 31, 1997, the Operating Partnership repaid the outstanding mortgage balances on three Properties in the aggregate amount of $19.3 million. Subsequent to March 31, 1997, the Operating Partnership repaid the outstanding mortgage balance on two Properties in the amount of approximately $4.8 million. In February 1996, the Operating Partnership entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002.

10. Line of Credit

    The Operating Partnership has a $250 million unsecured line of credit with Morgan Guaranty Trust Company of New York and Bank of America Illinois. As of March 31, 1997, there were no amounts outstanding on this line of credit. Subsequent to March 31, 1997, the Operating Partnership borrowed $100 million from its line of credit.

11. Notes

    Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes and the 2026 Notes. As of March 31, 1997, the unamortized discount balances related to the 1999 notes and the 2002 Notes were approximately $0.4 million and $0.7 million, respectively.

    In February 1996 the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate, commencing May 15, 1999 through May 2003. There was no current cost to the Company for entering into this agreement.

    In connection with the Floating Rate Notes, the Operating Partnership has entered into interest rate protection agreements which fix the interest rate at an effective rate of 7.075% through the term of the Floating Rate Notes.

    Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of March 31, 1997 the unamortized balance of this cost was approximately $0.6 million.

    Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one time settlement payment of this transaction, which was approximately

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


$0.6 million, which amount is being amortized over the term of the 2026 Notes. As of March 31, 1997 the unamortized balance was approximately $0.5 million.

12. Deposits - restricted

    Deposits - restricted, as of March 31, 1997, primarily included deposits in the amount of approximately $4.8 million held in a third party escrow account. This deposit is expected to be utilized for the acquisition of an additional property. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Operating Partnership's Properties.

13. Commitments and Contingencies

    On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk County, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter alia, that had the Company learned of the background of Mr. Countryman prior to his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. While the Company is vigorously contesting these claims, there is no assurance that the Company will not be held liable for said deaths and there is no assurance that its insurance coverage will cover all damages that may be awarded against it. At this time, an estimate of the possible loss or range of loss that the Company may incur cannot be determined.

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

14. Agreement and Plan of Merger

    On January 16, 1997, the Company entered into an Agreement and Plan of Merger regarding the acquisition of the multifamily property business of Wellsford, a Maryland real estate investment trust, through the tax free merger of the Company and Wellsford. The transaction is valued at approximately $1 billion and includes 72 multifamily properties containing 19,004 units. In the

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


Merger, each outstanding common share of beneficial interest of Wellsford will be converted into .625 of a common share of the surviving company. The Merger is subject to approval of the common shareholders of the Company and Wellsford at special meetings of such shareholders called for May 28, 1997. The completion of the Merger is also conditioned upon certain other closing conditions. There is no assurance that the Merger will be consummated.

15. Subsequent Events

    On April 4, 1997 the Operating Partnership acquired three properties from an affiliate of the Operating Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, for a total purchase price of approximately $45.5 million, including the assumption of mortgage indebtedness of approximately $25.5 million. These properties were Indigo Springs, a 278-unit property located in Kent, Washington; Country Gables, a 288-unit property located in Portland, Oregon; and Watermark Square, a 390-unit property located in Portland, Oregon.

    On April 28, 1997, the Operating Partnership made an $88 million investment in six mortgage loans which are collateralized by five multifamily properties.

    On April 29, 1997, the Operating Partnership acquired Summit Chase Apartments, a 140-unit multifamily property located in Coral Springs, Florida from an unaffiliated third party for a purchase price of approximately $5.6 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations

    Since the Company's IPO and through March 31, 1997, the Operating Partnership has acquired direct or indirect interests in 172 properties (the "Acquired Properties"), containing 53,378 units in the aggregate for a total purchase price of approximately $2.6 billion, including the assumption of approximately $615 million of mortgage indebtedness. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased its interests in ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993; 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 12 of such Acquired Properties consisting of 3,699 units in 1997 (the "1997 Acquired Properties"). In addition, in August 1995, the Operating Partnership made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition.

    During the quarter ended March 31, 1997, the Operating Partnership disposed of one property (the "1997 Disposed Property") for a sales price of $4.8 million. During 1996, the Operating Partnership also disposed of five properties containing 1,254 units (the "1996 Disposed Properties") for a total sales price of approximately $41.3 million.

    The Operating Partnership's overall results of operations for the quarter ended March 31, 1997 have been impacted by the Operating Partnership's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1996 Acquired Properties and 1997 Acquired Properties. The impact of the 1996 Acquired Properties and 1997 Acquired Properties is discussed in greater detail in the following

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

paragraphs. The Operating Partnership's disposition activity partially offset the increases to these same accounts.

    Properties that the Operating Partnership owned for all of the quarter ended March 31, 1997 and March 31, 1996 (the "First Quarter 1997 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

    Comparison of the quarter ended March 31, 1997 to the quarter ended March 31, 1996

    For the quarter ended March 31, 1997, income before gain on disposition of properties increased by $12.8 million when compared to the quarter ended March 31, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Properties. Interest income earned on the Operating Partnership's mortgage note investment increased by $1 million, which included amortization of the discount of approximately $0.8 million, and was an additional factor that impacted the quarter to quarter changes.

    In regard to the First Quarter 1997 Same Store Properties, rental revenues increased by approximately $2.6 million or 2.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.4 million or 1%. This decrease was primarily the result of lower medical and health insurance costs, building and maintenance costs and leasing and advertising costs.

    Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $1.2 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. The Operating Partnership most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; and Nashville, Tennessee.

    Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These expenses decreased slightly for the quarter ended March 31, 1997 when compared to the quarter ended March 31, 1996.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Interest expense, including amortization of deferred financing costs, increased by approximately $4.7 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $313.4 million. However, the Operating Partnership's effective interest costs decreased from 8.05% in 1996 to 7.62% in 1997.

    General and administrative expenses, which include corporate operating expenses, increased approximately $0.8 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 2.10% for the quarter ended March 31, 1997.

Liquidity and Capital Resources

    As of January 1, 1997, the Operating Partnership had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at March 31, 1997 was approximately $84.8 million and the amount available on the Operating Partnership's line of credit was $250 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Operating Partnership's Statements of Cash Flows.

    In February 1997, the Company issued 33,971 Common Shares pursuant to the Employee Share Purchase Plan and contributed to the Operating Partnership net proceeds of approximately $1.2 million. The Company completed the March 1997 Common Share Offerings and contributed to the Operating Partnership net proceeds of approximately $88.3 million, which have been or will be utilized to purchase additional properties.

    With respect to Property acquisitions during the quarter, the Operating Partnership purchased 12 Properties containing 3,699 units for a total purchase price of approximately $211 million, including the assumption of mortgage indebtedness of approximately $60.9 million. These acquisitions were primarily funded from proceeds received from the December 1996 Common Share Offerings. Subsequent to March 31, 1997, the Operating Partnership acquired four additional properties, containing 1,096 units, for a total purchase price of approximately $51.1 million, including the assumption of mortgage indebtedness of approximately $25.5 million. These acquisitions were primarily funded with proceeds from the March 1997 Common Share Offerings. The Operating Partnership is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties and as of March 31, 1997 was under contract or negotiating with various sellers to purchase up to 2,477 units. The

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

combined purchase price of these probable acquisitions is approximately $110.2 million, including the assumption of mortgage indebtedness of approximately $82.2 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects.

    In addition, in April 1997, the Operating Partnership made an $88 million investment in six mortgage loans collateralized by five properties. This investment was funded from the Operating Partnership's line of credit.

    During the quarter ended March 31, 1997, the Operating Partnership disposed of one property which generated net proceeds of $4.8 million. Subsequently, these proceeds will be ultimately applied to purchase additional properties.

    As of March 31, 1997, the Operating Partnership had total indebtedness of approximately $1.3 billion, which included mortgage indebtedness of $795.7 million, of which $274 million represented tax-exempt bond indebtedness, and unsecured debt of $498.9 million (net of a $1.1 million discount). During the year, the Operating Partnership repaid an aggregate of $19.3 million of mortgage indebtedness on three of its Properties. These repayments were primarily funded from proceeds received from the December 1996 Common Share Offerings. The Operating Partnership has, from time to time, entered into interest rate protection agreements to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February, 1996, the Operating Partnership entered into two interest rate protection agreements that will hedge the Operating Partnership's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into these agreements.

    During the quarter ended March 31, 1997, total capital expenditures for the Operating Partnership approximated $8.8 million. Of this amount, approximately $1 million related to capital improvements and major repairs for certain of the 1994, 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-IPO properties and certain Acquired Properties approximated $1.9 million, or $35 per unit. Capital spent for replacement-type items approximated $3.3 million, or $48 per unit. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and commercial office space at one Property, the amount was approximately $1.1 million. Also included in total capital expenditures was approximately $1.5 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1997 are budgeted to be approximately $39.2 million.

    Total distributions paid in April 1997 for the quarter ended March 31, 1997 amounted to approximately $47.2 million.

    The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

    On January 16, 1997, the Company entered into an Agreement and Plan of Merger regarding the acquisition of the multifamily property business of Wellsford, a Maryland real estate investment trust, through the tax free merger of the Company and Wellsford. The transaction is valued at approximately $1 billion and includes 72 multifamily properties containing 19,004 units. In the Merger, each outstanding common share of beneficial interest of Wellsford will be converted into .625 of a common share of the surviving company. In connection with the Merger, the Company may have to fund up to $67 million to cover certain transaction and termination costs, repay Wellsford's line of credit balance and fund an investment in a company to be spun off from Wellsford. The Merger is subject to approval of the common shareholders of the Company and Wellsford at special meetings of such shareholders called for May 28, 1997. The completion of the Merger is also conditioned upon certain other closing conditions. There is no assurance that the Merger will be consummated.

    The Operating Partnership currently has a $250 million line of credit which is scheduled to mature in November 1999. As of May 12, 1997, $100 million was outstanding under the Operating Partnership's line of credit.

Funds From Operations

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income excluding gains on dispositions of properties plus depreciation on real estate assets, amortization of deferred financing costs related to the Predecessor Business and the allocation of net income to Cumulative Redeemable Preference Units. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies.

    For the quarter ended March 31, 1997, FFO increased $18.4 million, representing a 54.3% increase when compared to the quarter ended March 31, 1996.

    The following is a reconciliation of net income to FFO for the quarters ended March 31, 1997 and 1996:

                                                      Quarter      Quarter
                                                       Ended        Ended
                                                      3/31/97      3/31/96
                                                      -------      -------
    Net income                                        $36,388      $21,295
    Adjustments:
      Depreciation on real estate assets               28,432       20,133
      Amortization of deferred financing costs
        related to predecessor business                    58          159
      Allocation of net income to Cumulative
        Redeemable Preference Units                    (9,061)      (6,437)
      Gain on disposition of properties                (3,632)      (1,340)
                                                      -------      -------
    FFO                                               $52,185      $33,810
                                                      =======      =======

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

The discussion in Note 13 of "Notes to Consolidated Statements" is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(A)   Exhibits:

12    Computation of Ratio of Earnings to Fixed Charges.

(B)   Reports on Form 8-K:

      None

                                  SIGNATURES
                                  ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ERP OPERATING LIMITED PARTNERSHIP
                                  BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                      ITS GENERAL PARTNER


Date: May 12, 1997          By:   /s/            Bruce C. Strohm
      ------------                   ----------------------------------------
                                                 Bruce C. Strohm
                                     Executive Vice President, General Counsel
                                                  and Secretary

Date: May 12, 1997          By:   /s/           Michael J. McHugh
      ------------                   ----------------------------------------
                                                Michael J. McHugh
                                     Senior Vice President, Chief Accounting
                                              Officer and Treasurer