Form 10-Q
period 1997-06-30
ERP OPERATING LTD PARTNERSHIP
filed 1997-08-14
CIK 931182

                                   FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24920



                       ERP OPERATING LIMITED PARTNERSHIP
            (Exact Name of Registrant as Specified in Its Charter)


                           Illinois                                          36-3894853
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)


         Two North Riverside Plaza, Chicago, Illinois                          60606
           (Address of Principal Executive Offices)                          (Zip Code)


                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No  _____
                                      -----

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                     June 30,                  December 31,
                                                                       1997                        1996
                                                                    ----------                 ------------
ASSETS
Investment in rental property
  Land                                                              $  466,377                   $  284,879
  Depreciable property                                               4,016,057                    2,698,631
                                                                    ----------                   ----------
                                                                     4,482,434                    2,983,510
  Accumulated depreciation                                            (357,599)                    (301,512)
                                                                    ----------                   ----------
    Investment in rental property, net of accumulated depreciation   4,124,835                    2,681,998

Real estate held for disposition                                         3,947                            -
Cash and cash equivalents                                              311,358                      147,271
Investment in mortgage notes, net                                      174,764                       86,596
Rents receivable                                                         2,078                        1,450
Deposits - restricted                                                    6,112                       20,637
Escrow deposits - mortgage                                              28,698                       15,434
Deferred financing costs, net                                           14,306                       14,555
Other assets                                                            72,636                       18,186
                                                                    ----------                   ----------
     Total assets                                                   $4,738,734                   $2,986,127
                                                                    ==========                   ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                            $  960,879                   $  755,434
  Notes, net                                                           754,508                      498,840
  Accounts payable and accrued expenses                                 43,001                       33,117
  Accrued interest payable                                              22,210                       12,737
  Due to affiliates                                                        649                          628
  Rents received in advance and other liabilities                       31,844                       15,838
  Security deposits                                                     19,231                       14,128
  Distributions payable                                                 64,506                       45,938
                                                                    ----------                   ----------
     Total liabilities                                              $1,896,828                   $1,376,660
                                                                    ----------                   ----------

Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units               153,000                      153,000
                                                                    ----------                   ----------

  9 1/8% Series B Cumulative Redeemable Preference Units               125,000                      125,000
                                                                    ----------                   ----------

  9 1/8% Series C Cumulative Redeemable Preference Units               115,000                      115,000
                                                                    ----------                   ----------

  8.60% Series D Cumulative Redeemable Preference Units                175,000                            -
                                                                    ----------                   ----------

  Series E Cumulative Convertible Preference Units                      99,995                            -
                                                                    ----------                   ----------

  9.65% Series F Cumulative Redeemable Preference Units                 57,500                            -
                                                                    ----------                   ----------

Partners' capital:
     General Partner                                                 1,937,189                    1,065,830
     Limited Partners                                                  179,222                      150,637
                                                                    ----------                   ----------
          Total partners' capital                                    2,116,411                    1,216,467
                                                                    ----------                   ----------

          Total liabilities and partners' capital                   $4,738,734                   $2,986,127
                                                                    ==========                   ==========


                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)

                                                          Six Months Ended June 30,         Quarters Ended June 30,
                                                          -------------------------         -----------------------
                                                            1997             1996             1997           1996
                                                          -------------------------         -----------------------
REVENUES
   Rental income                                          $290,799         $209,239         $156,564       $107,796
   Fee and asset management                                  3,110            3,303            1,532          1,758
   Interest income - investment in mortgage notes            8,011            5,866            4,328          3,156
   Interest and other income                                 4,404            1,180            2,513            557
                                                          --------         --------         --------       --------
        Total revenues                                     306,324          219,588          164,937        113,267
                                                          --------         --------         --------       --------

EXPENSES
   Property and maintenance                                 70,760           59,217           38,426         30,551
   Real estate taxes and insurance                          29,667           21,229           15,756         10,950
   Property management                                      11,819            8,800            6,148          4,365
   Fee and asset management                                  1,569            2,126              602          1,020
   Depreciation                                             62,775           42,933           33,898         22,317
   Interest:
        Expense incurred                                    50,924           37,024           27,631         18,783
        Amortization of deferred financing costs             1,220            1,895              617            951
   General and administrative                                6,206            4,105            3,231          2,026
                                                          --------         --------         --------       --------
        Total expenses                                     234,940          177,329          126,309         90,963
                                                          --------         --------         --------       --------
Income before gain on disposition of properties             71,384           42,259           38,628         22,304
   Gain on disposition of properties                         3,632            2,346                -          1,006
                                                          --------         --------         --------       --------
Net income                                                $ 75,016         $ 44,605         $ 38,628       $ 23,310
                                                          ========         ========         ========       ========

ALLOCATION OF NET INCOME:
Redeemable Preference Interests                           $      -         $    263         $      -       $      -
                                                          ========         ========         ========       ========
9 3/8% Series A Cumulative Redeemable
   Preference Units                                       $  7,172         $  7,172         $  3,586       $  3,586
                                                          ========         ========         ========       ========
9 1/8% Series B Cumulative Redeemable
   Preference Units                                       $  5,704         $  5,702         $  2,852       $  2,851
                                                          ========         ========         ========       ========
9 1/8% Series C Cumulative Redeemable
   Preference Units                                       $  5,246         $      -         $  2,623       $      -
                                                          ========         ========         ========       ========
8.60% Series D Cumulative Redeemable
   Preference Units                                       $  1,714         $      -         $  1,714       $      -
                                                          ========         ========         ========       ========
Series E Cumulative Convertible
   Preference Units                                       $    615         $      -         $    615       $      -
                                                          ========         ========         ========       ========
9.65% Series F Cumulative Redeemable
   Preference Units                                       $    488         $      -         $    488       $      -
                                                          ========         ========         ========       ========
General Partner                                             47,732           25,808           23,831         13,851
Limited Partners                                             6,345            5,660            2,919          3,022
                                                          --------         --------         --------       --------
                                                          $ 54,077         $ 31,468         $ 26,750       $ 16,873
                                                          ========         ========         ========       ========
Net income per weighted average OP Unit outstanding       $   0.86         $   0.65         $   0.40       $   0.34
                                                          ========         ========         ========       ========
Weighted average OP Units outstanding                       62,787           48,122           66,266         50,034
                                                          ========         ========         ========       ========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                 1997            1996
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  75,016       $  44,605
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                              62,775          42,933
        Amortization of deferred financing costs (including discount on
          1999 and 2002 Notes and premium on 2002-A Notes)                         1,279           2,052
        Amortization of discount on investment in mortgage notes                    (750)            -
        Gain on disposition of properties                                         (3,632)         (2,346)
        Changes in assets and liabilities:
            (Increase) in rents receivable                                          (326)           (661)
            (Increase) decrease in deposits - restricted                            (237)         10,872
            (Increase) decrease in other assets                                   (4,240)            757
            (Decrease) in due to affiliates                                           (6)           (200)
            Increase in accounts payable and accrued expenses                      5,093           6,262
            Increase (decrease) in accrued interest payable                        3,548            (307)
            Increase in rents received in advance and other liabilities            7,280           1,679
                                                                               ---------       ---------
        Net cash provided by operating activities                                145,800         105,646
                                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in rental properties, net                                        (333,770)       (262,921)
    Improvements to rental property                                              (14,709)        (13,749)
    Additions to non-rental property                                              (2,730)           (725)
    Proceeds from disposition of rental property                                   4,771          10,183
    Purchase of contract rights                                                   (3,500)            -
    (Increase) in mortgage deposits                                              (11,700)           (711)
    Deposits (made) on rental property acquisitions                               (1,700)         (4,000)
    Deposits applied on rental property acquisitions                              16,761             100
    Payments received from investment in mortgage notes                          (87,418)            386
    Merger costs and related activities                                          (51,639)            -
    Other investing activities                                                   (34,953)            (96)
                                                                               ---------       ---------
        Net cash (used for) investing activities                                (520,587)       (271,533)
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions from General Partner                                   661,057         232,004
    Redemption of Preference Interests                                               -            (1,083)
    Distributions paid to partners                                               (93,159)        (65,836)
    Principal receipts on employee notes                                             211              37
    Proceeds from restructuring of tax-exempt bond investment                      9,350          72,195
    Proceeds from line of credit                                                 185,000         157,000
    Repayments on line of credit                                                (185,000)       (229,000)
    Principal payments on mortgage notes payable                                 (39,437)         (1,864)
    Loan and bond acquisition costs                                               (1,026)           (404)
    Increase in security deposits                                                  1,878           1,316
                                                                               ---------       ---------
        Net cash provided by financing activities                                538,874         164,365
                                                                               ---------       ---------
Net increase (decrease) in cash and cash equivalents                             164,087          (1,522)
Cash and cash equivalents, beginning of period                                   147,271          13,428
                                                                               ---------       ---------
Cash and cash equivalents, end of period                                       $ 311,358       $  11,906
                                                                               =========       =========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)


                                                                                         Six Months Ended June 30,
                                                                                        ---------------------------
                                                                                             1997          1996
                                                                                        ---------------------------
Supplemental information:

  Cash paid during the period for interest                                              $     41,451   $     37,331
                                                                                         ============   ============
  Mortgage loans and unsecured notes assumed through Merger and
   acquisitions of rental properties                                                    $    491,143   $     30,878
                                                                                         ============   ============
  Rental property assumed through foreclosure                                           $        _     $     10,854
                                                                                         ============   ============


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

1.   Business

     As used herein, the term "Company" includes Equity Residential Properties Trust and its subsidiaries as the survivor of the merger between Wellsford Residential Property Trust ("Wellsford") and Equity Residential Properties Trust ("EQR") (the "Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of June 30, 1997, the Operating Partnership controlled a portfolio of 320 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties").

2.   Basis of Presentation

     The Merger was treated as a purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a merger is the same as the accounting treatment used for the acquisition of any group of assets. The fair market value of the consideration given by the Company in the Merger was used as the valuation basis of the combination. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative market values as of May 30, 1997 (the "Closing Date"). The accompanying consolidated financial statements include the results of operations of Wellsford from the Closing Date.

     Due to the Operating Partnership's ability to control, either through ownership or by contract, the Management Partnerships, the Financing Partnerships and the LLCs, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

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

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

3.   Business Combinations

     On the Closing Date of the Merger, 72 properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million Common Shares with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, as defined in the paragraph below, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other Merger related costs of approximately $23.4 million.

     In connection with the Merger, as of the Closing Date, each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share of the Company. In addition, Wellsford's Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

     The Series E Preferred Shares are cumulative from the date of original issue and are payable quarterly on January 1, April 1, July 1 and October 1 in an amount equal to $1.75 per share per annum. Each Series E Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $44.93 per Common Share (equivalent to a conversion rate of approximately .5564 Common Share for each Series E Preferred Share). The Series E Preferred Shares are not redeemable prior to November 1, 1998. On and after November 1, 1998, the Series E Preferred Shares may be redeemed at the option of the Company, in whole or in part, initially at $25.875 per share and thereafter at prices declining to $25.00 per share on and after November 1, 2003, plus accrued and unpaid distributions, if any, thereon. The value of the Series E Preferred Shares have been contributed by the Company to the Operating Partnership in exchange for 3,999,800 cumulative convertible preference units (the "Series E Cumulative Convertible Preference Units").

     The Series F Preferred Shares are cumulative from the date of original issue and are payable on or about the fifteenth day of January, April, July and October of each year at the rate of 9.65% of the liquidation preference of $25 per share. The Series F Preferred Shares are not redeemable prior to August 24, 2000. On or after August 24, 2000, the Series F Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon. The value of the Series F Preferred Shares have been contributed by the Company to the Operating Partnership in exchange for 2,300,000 9.65% cumulative redeemable preference units (the "Series F Cumulative Redeemable Preference Units").

4.   Partners' Capital

     The limited partners of the Operating Partnership include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of June 30, 1997, the Limited Partners were represented by 7,320,258 partnership interests ("OP Units") which are exchangeable on a one-for-one basis into the Company's Common Shares. As of June 30, 1997, the General Partner had an approximate 90.96% interest in the Operating Partnership and the Limited Partners had an approximate 9.04% interest.

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

     During the six months ended June 30, 1997, the Company issued 44,136 Common Shares pursuant to the Employee Share Purchase Plan and contributed to the Operating Partnership net proceeds of approximately $1.6 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


     In March 1997, the Company completed offerings in the aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $88.3 million therefrom.

     On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1997 Equity Shelf Registration"). The SEC declared this Registration effective on June 5, 1997.

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred Shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of approximately $175 million from this offering (the "Series D Preferred Share Offering"). The net proceeds of approximately $169.5 million from the Series D Preferred Share Offering have been contributed by the Company to the Operating Partnership in exchange for 700,000 8.60% cumulative redeemable preference units (the "Series D Cumulative Redeemable Preference Units").

     In June 1997, the Company completed four separate public offerings in the aggregate of 8,992,023 Common Shares, which were sold at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company contributed to the Operating Partnership

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


net proceeds of approximately $398.9 million therefrom.

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

5.   Investment in Rental Property

     In addition to the Merger, during the six months ended June 30, 1997, the Operating Partnership acquired the 31 Properties listed below. Each Property was purchased from an unaffiliated third party, except for 10 of the Properties, which were purchased from affiliates of the Operating Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"), for a total purchase price of $147.6 million. The cash portion of these transactions was funded primarily from proceeds raised from the March 1997 Common Share Offerings, the June 1997 Common Share Offerings and the Series D Preferred Share Offering.




                                                                                                       Total
                                                                                                    Acquisition
  Date                                                                                 Number        Cost (in
Acquired       Property                                   Location                    of Units      thousands)
---------      -------                                    --------                    --------      ---------
 01/02/97      Town Center                                Kingwood, TX                    258         $12,843
 01/21/97      Harborview                                 San Pedro,  CA                  160          19,040
 01/31/97      The Cardinal                               Greensboro, NC                  256          13,125
 02/12/97      Trails at Dominion                         Houston, TX                     843          38,335
 02/25/97      Dartmouth Woods                            Lakewood, CO                    201          12,454
 02/28/97      Rincon                                     Houston, TX                     288          21,138
 02/28/97      Waterford at the Lakes                     Kent, WA                        344          19,281
 03/17/97      Junipers at Yarmouth                       Yarmouth, ME                    225           9,190
 03/20/97      Lincoln Harbor                             Ft. Lauderdale, FL              324          22,212
 03/24/97      Sedona Ridge                               Phoenix, AZ                     250          15,226
 03/28/97      Club at the Green                          Beaverton, OR                   254          14,648
 03/28/97      Boulder Creek (formerly Knight's Castle)   Wilsonville, OR                 296          15,060
 04/04/97      Country Gables                             Beaverton, OR                   288          17,079
 04/04/97      Watermark Square                           Portland, OR                    390          15,845
 04/04/97      Indigo Springs                             Kent, WA                        278          12,720
 04/29/97      Summit Chase                               Coral Springs, FL               140           5,548
 05/13/97      Willow Brook                               Durham, NC                      176           8,515
 05/15/97      The Willows                                Knoxville, TN                   250          11,016
 05/21/97      Cascade at Landmark                        Alexandria, VA                  277          23,255

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


 05/21/97  Sabal Palm Club                            Pompano Beach, FL               416          23,714
 05/21/97  Tamarlane                                  Portland, ME                    115           5,843
 05/22/97  Spinnaker Cove                             Hermitage, TN                   278          14,230
 05/29/97  Banyan Lake                                Boynton Beach, FL               288          13,942
 05/30/97  Wyndridge III                              Memphis, TN                     284          15,047
 06/06/97  Wyndridge II                               Memphis, TN                     284          15,099
 06/13/97  Windemere                                  Mesa, AZ                        224           9,602
 06/13/97  Preston Bend                               Dallas, TX                      255          11,022
 06/13/97  Highline Oaks                              Denver, CO                      220          10,726
 06/17/97  Hunter's Ridge/South Pointe                St. Louis, MO                   390          19,489
 06/19/97  Club at Tanasbourne                        Hillsboro, OR                   352          19,780
 06/26/97  Wood Creek                                 Pleasant Hill, CA               256          32,717
                                                                                      ---          ------
                                                                                    8,860        $497,741
                                                                                    =====        ========


6.   Disposition of Rental Properties

     On March 28, 1997, the Operating Partnership sold Plantation Apartments located in Monroe, Louisiana for a sales price of $4.8 million. The gain for financial reporting purposes was approximately $3.6 million.

7.   Commitments to Acquire Rental Properties

     As of June 30, 1997, in addition to the properties which were subsequently acquired as discussed in Note 16 of the Notes to Consolidated Financial Statements, the Operating Partnership had entered into agreements to acquire five multifamily properties containing 1,363 units from various unaffiliated third parties. The expected combined purchase price is approximately $55.7 million, which includes the assumption of mortgage indebtedness of approximately $25.1 million.

    The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

8.   Investment in Mortgage Notes, Net

     On April 28, 1997, the Company made an $88 million investment in six mortgage loans collateralized by five multifamily properties. These five multifamily properties are included in the Additional Properties.

     Investment in mortgage notes, net, represents the Operating Partnership's investment in subordinated mortgages and mortgage loans collateralized by the Additional Properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

9.   Calculation of Net Income Per Weighted Average OP Unit


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

10.  Mortgage Notes Payable

     As of June 30, 1997 the Operating Partnership had outstanding mortgage indebtedness of approximately $960.9 million encumbering 106 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $135.7 million) was approximately $1.5 billion. In connection with the Properties acquired during the six months ended June 30, 1997, including the effects of the Merger, the Operating Partnership assumed the outstanding mortgage balances on 21 Properties in the aggregate amount of $235.5 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of June 30, 1997, the aggregate notional amount of these agreements was approximately $175.3 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of June 30, 1997, the aggregate notional amount of these agreements was approximately $175.3 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount. The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Operating Partnership.

     Scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

various dates through August 1, 2030. As of June 30, 1997, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.90% to 7.030%. During the six months ended June 30, 1997, the Operating Partnership repaid the outstanding mortgage balances on seven Properties in the aggregate amount of $36.6 million. Subsequent to June 30, 1997, the Operating Partnership repaid the outstanding mortgage balance on two Properties in the amount of approximately $16.2 million. In February 1996, the Operating Partnership entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002.

11.  Line of Credit

     The Operating Partnership has a $250 million unsecured line of credit with Morgan Guaranty Trust Company of New York and Bank of America Illinois. As of June 30, 1997, there were no amounts outstanding on this line of credit.

12.  Notes

     Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes, the 2026 Notes and four unsecured note issuances assumed in connection with the Merger. These notes assumed are discussed in the following three paragraphs. As of June 30, 1997, the unamortized discount balances related to the 1999 Notes and the 2002 Notes were approximately $0.3 million and $0.7 million, respectively.

     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the 2002-A Notes, the Operating Partnership recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of June 30, 1997, the unamortized premium balance relating to the 2002-A Notes was approximately $5.5 million.

     In August 1995, $125 million of senior unsecured notes were issued. Of the $125 million issued, $55 million of these notes are due August 15, 2000 (the "2000 Notes") and bear interest at a rate of 7.25%, which is payable semiannually in arrears on February 15 and August 15. The remaining $70 million of these notes are due August 15, 2005 (the "2005 Notes") and bear interest at a rate of 7.75%, which is payable semiannually in arrears on February 1 and August 1.

     In November 1996, $25 million of medium term floating rate notes due November 24, 1999 (the "1999-A Notes") were issued. The 1999-A Notes bear interest at 90 day LIBOR plus 0.32%, which is payable quarterly in arrears on the 25th of each February, May, August and November.

     In February 1996 the Company entered into an interest rate protection agreement that hedged

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

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

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of June 30, 1997 the unamortized balance of this cost was approximately $0.5 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of June 30, 1997 the unamortized balance was approximately $0.5 million.

13.  Deposits - restricted

     Deposits - restricted, as of June 30, 1997, primarily included deposits in the amount of approximately $1.7 million held in third party escrow accounts. These deposits are expected to be utilized for the acquisition of additional properties. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Operating Partnership's Properties.

14.  Summarized Pro Forma Condensed Statement of Operations (unaudited)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the Merger, the acquisition of an additional 31 Properties, including the related assumption of $167.7 million of mortgage indebtedness, the repayment of $36.6 million of mortgage indebtedness and the disposition of one property had occurred on January 1, 1997. This would result in 80,952,816 OP Units outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following statement are in thousands except for OP Unit amounts:

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

                                                            Summarized
                                                             Pro Forma
                                                         Condensed Statement
                                                            of Operations
                                                      For the Six Months Ended
                                                            June 30, 1997
                                                        (Amounts in thousands
                                                      except per OP Unit amounts)
                                                      ---------------------------
Total Revenues                                                 $380,349
                                                               --------

Total Expenses                                                  291,686
                                                               --------

Pro Forma net income available for OP Units                    $ 56,742
                                                               ========

Pro Forma net income per OP Unit                               $   0.70
                                                               ========

15.  Commitments and Contingencies

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

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

16.  Subsequent Events

     On July 2, 1997, the Operating Partnership acquired two properties from Zell/Merrill I for a total purchase price of approximately $15 million, including the assumption of mortgage indebtedness of approximately $12.1 million. These properties were Mountain Brook, a 280-unit property located in Chattanooga, Tennessee and Ridgemont, a 226-unit property located in Chattanooga, Tennessee.

     On July 7, 1997, the Operating Partnership entered into an agreement to acquire 17 multifamily properties containing 5,015 units from an unaffiliated third party for a total purchase price of $292 million, which includes the assumption of mortgage indebtedness of $136 million and the issuance of Common Shares in the amount of approximately $156 million. The closing of this pending transaction is subject to certain contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

     On July 11, 1997, the Operating Partnership acquired Foxchase Apartments, a 260-unit multifamily property located in Grand Prairie, Texas, from an unaffiliated third party for a purchase price of approximately $8.25 million, including the assumption of mortgage indebtedness of approximately $5.5 million.

     On July 18, 1997, the Operating Partnership acquired La Mirage Apartments, a 1,070-unit multifamily property, including adjacent undeveloped land, located in San Diego, California, from an unaffiliated third party for a purchase price of approximately $128.75 million.

     On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million in equity securities. The SEC declared this Registration effective on August 4, 1997.

     On July 31, 1997, the Operating Partnership acquired Bay Ridge Apartments, a 60-unit multifamily property located in San Pedro, California, from an unaffiliated third party for a purchase price of approximately $4.5 million.

     On July 30, 1997, the Operating Partnership entered into a nonbinding letter of intent with a private unaffiliated REIT to acquire 48 multifamily properties containing 11,277 units for a total purchase price of $633 million, which may include the assumption of mortgage indebtedness of up to $400 million. The closing of this pending transaction is subject to entering into a binding agreement and certain other contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

     On August 7, 1997, the Operating Partnership acquired Boynton Place Apartments, a 192-unit multifamily property located in Boynton Beach, Florida, from an unaffiliated third party for a purchase price of approximately $9.17 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

     On August 7, 1997, the Operating Partnership acquired Gates of Redmond Apartments, a 180-unit multifamily property located in Redmond, Washington, from an unaffiliated third party for a purchase price of approximately $14.4 million, which included the assumption of mortgage indebtedness of $6.5 million and the issuance of OP units with a value of $2.8 million.

     On August 12, 1997, the Operating Partnership acquired Crosswinds Apartments, a 208-unit multifamily property located in St. Petersburg, Florida, from an unaffiliated third party for a purchase price of approximately $7.3 million.

     On August 12, 1997, the Operating Partnership acquired Cambridge Village Apartments, a 200-unit multifamily property located in Lewisville, Texas, from an unaffiliated third party for a purchase price of approximately $9.5 million.

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

Results of Operations

     Since EQR's IPO and through June 30, 1997, the Operating Partnership has acquired direct or indirect interests in 263 properties, including properties acquired through the Merger, (the "Acquired Properties"), containing 77,543 units in the aggregate for a total purchase price of approximately $3.9 billion, including the assumption of approximately $790 million of mortgage indebtedness. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased its interests in ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 103 of such Acquired Properties consisting of 27,864 units in 1997 (the "1997 Acquired Properties"). In addition, in August 1995, the Operating Partnership made an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. Also, in April 1997, the Operating Partnership made an $88 million investment in six mortgage loans collateralized by five of the Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition.

     During the six months ended June 30, 1997, the Operating Partnership disposed of one property (the "1997 Disposed Property") for a sales price of $4.8 million.

     The Operating Partnership's overall results of operations for the quarter and six months ended June 30, 1997 have been impacted by the Operating Partnership's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1996 Acquired Properties and 1997 Acquired Properties. The

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

impact of the 1996 Acquired Properties and 1997 Acquired Properties is discussed in greater detail in the following paragraphs. The Operating Partnership's disposition activity partially offset the increases to these same accounts.

     Properties that the Operating Partnership owned for all of both six month periods ended June 30, 1997 and June 30, 1996 (the "Six-Month 1997 Same Store Properties") and Properties that the Operating Partnership owned for all of both quarters ended June 30, 1997 and June 30, 1996 (the "Second-Quarter 1997 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

          Comparison of six months ended June 30, 1997 to six months ended June 30, 1996

     For the six months ended June 30, 1997, income before gain on disposition of properties and allocation to Minority Interests increased by $29.1 million when compared to the six months ended June 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $2.1 million earned on the Operating Partnership's mortgage note investments is primarily attributable to the $88 million investment in six mortgage loans made in the quarter ended June 30, 1997.

     In regard to the Six-Month 1997 Same Store Properties, rental revenues increased by approximately $5.2 million or 2.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.8 million or 2.3%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $3 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. The Operating Partnership most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed area offices in Tulsa and Oklahoma City, Oklahoma, related to the Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These expenses decreased by $0.6 million for the six months ended June 30, 1997 when

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


compared to the six months ended June 30, 1996, due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $13.2 million. The increase was primarily the result of an increase in the Operating Partnership's average indebtedness which increased by $419.1 million, primarily due to the Merger. However, the Operating Partnership's effective interest costs decreased from 8.02% in 1996 to 7.54% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $2.1 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 2.03% for the six months ended June 30, 1997.

Comparison of the quarter ended June 30, 1997 to the quarter ended June 30, 1996

     For the quarter ended June 30, 1997, income before gain on disposition of properties increased by $16.3 million when compared to the quarter ended June 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $1.2 million earned on the Operating Partnership's mortgage note investments is primarily attributable to the $88 million investment on six mortgage loans made in the quarter ended June 30, 1997.

     In regard to the Second Quarter 1997 Same Store Properties, rental revenues increased by approximately $3 million or 2.9% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.8 million or 2%. This decrease was primarily the result of lower medical and health insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $1.8 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. The Operating Partnership most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed area offices in Tulsa and Oklahoma City, Oklahoma, related to the Merger.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These expenses decreased $0.4 million for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996, due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $8.5 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $491.6 million, primarily due to the Merger. However, the Operating Partnership's effective interest costs decreased from 8.0% in 1996 to 7.63% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.2 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 1.96% for the quarter ended June 30, 1997.


Liquidity and Capital Resources

     As of January 1, 1997, the Operating Partnership had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 1997 was approximately $311.4 million and the amount available on the Operating Partnership's line of credit was $250 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Operating Partnership's Statements of Cash Flows.

     During the first six months of 1997, the Company issued 44,136 Common Shares pursuant to the Employee Share Purchase Plan and contributed to the Operating Partnership net proceeds of approximately $1.6 million. The Company completed the March 1997 Common Share Offerings, the Series D Preferred Share Offering and the June 1997 Common Share Offerings and contributed to the Operating Partnership net proceeds of approximately $656.7 million, which proceeds have been or will be utilized to purchase additional properties.

     With respect to Property acquisitions during the first six months of 1997, including the effects of the Merger, the Operating Partnership purchased 103 Properties containing 27,864 units for a total purchase price of approximately $1.5 billion, including the assumption of mortgage indebtedness and unsecured notes of approximately $491.1 million. These acquisitions were primarily funded from proceeds received from the March 1997 Common Share Offerings, the Series D Preferred Share Offering and the June 1997 Common Share Offerings. Subsequent to June 30, 1997, the Operating Partnership

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

acquired nine additional properties, containing 2,676 units, for a total purchase price of approximately $196.9 million, including the assumption of mortgage indebtedness of approximately $24.1 million and the issuance of OP units valued at $2.8 million. These acquisitions were primarily funded with proceeds from the June 1997 Common Share Offerings. The Operating Partnership is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties and as of August 13, 1997 was under contract or negotiating with various sellers to purchase up to 27,118 units. The combined purchase price of these probable acquisitions is approximately $1.5 billion, including the assumption of mortgage indebtedness of approximately $835.9 million and issuance of Common Shares in the amount of approximately $156 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects. The Operating Partnership expects to fund these probable acquisitions from its remaining proceeds of the June 1997 Common Share Offerings, its line of credit and through the issuance of additional unsecured notes and or equity securities.

     As of June 30, 1997, the Operating Partnership had total indebtedness of approximately $1.7 billion, which included mortgage indebtedness of $960.9 million, of which $387.8 million represented tax-exempt bond indebtedness, and unsecured debt of $754.5 million (net of a $1 million discount). During the six months ended June 30, 1997, the Operating Partnership repaid an aggregate of $36.6 million of mortgage indebtedness on seven of its Properties. The Operating Partnership has, from time to time, entered into interest rate protection agreements to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February, 1996, the Operating Partnership entered into two interest rate protection agreements that will hedge the Operating Partnership's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. This agreement was cancelled in July 1997 in conjunction with a new interest rate agreement discussed below. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into these agreements. In July 1997, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate cost of the Operating Partnership's anticipated issuance of unsecured notes in September 1997. One agreement was for a notional amount of $100 million with a locked in treasury rate of 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%.

     During the six months ended June 30, 1997, total capital expenditures for the Operating Partnership approximated $21.7 million. Of this amount, approximately $3.1 million related to capital improvements and major repairs for certain of the 1994, 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-IPO properties and certain Acquired Properties approximated $5.5 million, or $74 per unit. Capital spent for replacement-type items approximated $8.1 million, or $109 per unit. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.3 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Also included in total capital expenditures was approximately $2.7 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1997 are budgeted to be approximately $26.3 million.

     Total distributions paid in July 1997 for the quarter ended June 30, 1997 amounted to approximately $64.5 million.

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

     The Operating Partnership currently has a $250 million line of credit which is scheduled to mature in November 1999. As of August 13, 1997, no amounts were outstanding under the Operating Partnership's line of credit. The Operating Partnership is currently negotiating to increase its line of credit to $500 million. The Operating Partnership expects to have this completed by September 1997.


Funds From Operations

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income excluding gains on dispositions of properties plus depreciation on real estate assets, amortization of deferred financing costs related to the Predecessor Business and the allocation of net income to Cumulative Redeemable Preference Units. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies.

     For the six months ended June 30, 1997, FFO increased $40.8 million, representing a 57% increase when compared to the six months ended June 30, 1996. For the quarter ended June 30, 1997, FFO increased by $22.4 million representing a 59.3% increase when compared to the quarter ended June 30, 1996.

     The following is a reconciliation of net income to FFO for the six months and quarters ended June 30, 1997 and 1996:


                                                        Six          Six
                                                      Months       Months    Quarter    Quarter
                                                       Ended        Ended      Ended      Ended
                                                      6/30/97      6/30/96   6/30/97    6/30/96
                                                      -------      -------   -------    -------
Net income                                          $ 75,016      $44,605    $38,628    $23,310
Adjustments:
    Depreciation on real estate assets                61,885       41,937     33,453     21,804
    Amortization of deferred financing
     costs related to predecessor business               116          316         58        157
    Allocation of net income to Cumulative
     Redeemable Preference Units                     (20,939)     (12,874)   (11,878)    (6,437)
    Gain on disposition of properties
                                                      (3,632)      (2,346)        (0)    (1,006)
                                                    --------      -------    -------    -------
FFO                                                 $112,446      $71,638    $60,261    $37,828
                                                     =======       ======     ======    =======


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

     The discussion in Note 15 of "Notes to Consolidated Statements" is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:

12                  Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A report on Form 8-K, dated May 20, 1997.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ERP OPERATING LIMITED PARTNERSHIP
                              BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                              ITS GENERAL PARTNER


Date: August 13, 1997         By:   /s/      Bruce C. Strohm
      ---------------                    ------------------------------------
                                                  Bruce C. Strohm
                                     Executive Vice President, General Counsel
                                                   and Secretary

Date: August 13, 1997         By:   /s/      Michael J. McHugh
      ---------------                    ------------------------------------
                                                  Michael J. McHugh
                                     Senior Vice President, Chief Accounting
                                               Officer and Treasurer