Form 10-Q
period 1997-09-30
ERP OPERATING LTD PARTNERSHIP
filed 1997-11-12
CIK 931182

                                   FORM 10-Q




               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended SEPTEMBER 30, 1997


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
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      1997                   1996
                                                                              -----------------        ---------------
ASSETS
Investment in rental property
  Land                                                                        $        501,220         $        284,879
  Depreciable property                                                               4,321,559                2,698,631
                                                                              ----------------         ----------------
                                                                                     4,822,779                2,983,510
  Accumulated depreciation                                                            (400,550)                (301,512)
                                                                              -----------------        ----------------
      Investment in rental property, net of accumulated depreciation                 4,422,229                2,681,998

Real estate held for disposition                                                         3,948                      -
Cash and cash equivalents                                                              277,997                  147,271
Investment in mortgage notes, net                                                      176,051                   86,596
Rents receivable                                                                         2,614                    1,450
Deposits - restricted                                                                    7,761                   20,637
Escrow deposits - mortgage                                                              31,702                   15,434
Deferred financing costs, net                                                           14,168                   14,555
Other assets                                                                            97,544                   18,186
                                                                              ----------------         ----------------
       TOTAL ASSETS                                                           $      5,034,014         $      2,986,127
                                                                              ================         ================

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                                      $        963,819         $        755,434
  Notes, net                                                                           754,292                  498,840
  Accounts payable and accrued expenses                                                 56,864                   33,117
  Accrued interest payable                                                              20,493                   12,737
  Due to affiliates                                                                        783                      628
  Rents received in advance and other liabilities                                       28,928                   15,838
  Security deposits                                                                     21,196                   14,128
  Distributions payable                                                                 66,707                   45,938
                                                                              ----------------         ----------------
       TOTAL LIABILITIES                                                             1,913,082                1,376,660
                                                                              ----------------         ----------------

Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units                               153,000                  153,000
                                                                              ----------------         ----------------
  9 1/8% Series B Cumulative Redeemable Preference Units                               125,000                  125,000
                                                                              ----------------         ----------------
  9 1/8% Series C Cumulative Redeemable Preference Units                               115,000                  115,000
                                                                              ----------------         ----------------
  8.60% Series D Cumulative Redeemable Preference Units                                175,000                      -
                                                                              ----------------         ----------------
  Series E Cumulative Convertible Preference Units                                      99,995                      -
                                                                              ----------------         ----------------
  9.65% Series F Cumulative Redeemable Preference Units                                 57,500                      -
                                                                              ----------------         ----------------
  7-1/4% Series G Convertible Cumulative Preference Units                              275,000                      -
                                                                              ----------------         ----------------

Partners' capital:
     General Partner                                                                 1,938,553                1,065,830
     Limited Partners                                                                  181,884                  150,637
                                                                              ----------------         ----------------
          Total partner' capital                                                     2,120,437                1,216,467
                                                                              ----------------         ----------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $      5,034,014         $      2,986,127
                                                                              ================         ================

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)
                                  (UNAUDITED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,      QUARTERS ENDED SEPTEMBER 30,
                                                                ---------------------------------    ------------------------------
                                                                     1997                 1996            1997              1996
                                                                ---------------------------------    ------------------------------
REVENUES
   Rental income                                                $     482,980       $     327,749    $    192,181      $    118,510
   Fee and asset management                                             4,364               4,982           1,254             1,679
   Interest income - investment in mortgage notes                      14,821               9,084           6,810             3,218
   Interest and other income                                            7,513               2,232           3,109             1,052
                                                                -------------       -------------    ------------      ------------
        Total revenues                                                509,678             344,047         203,354           124,459
                                                                -------------       -------------    ------------      ------------
EXPENSES
   Property and maintenance                                           117,681              93,128          46,921            34,183
   Real estate taxes and insurance                                     48,560              32,301          18,893            11,072
   Property management                                                 18,765              13,136           6,946             4,336
   Fee and asset management                                             2,523               3,037             954               911
   Depreciation                                                       106,114              66,759          43,339            23,826
   Interest:
        Expense incurred                                               82,775              58,632          31,851            21,608
        Amortization of deferred financing costs                        1,810               2,860             590               965
   General and administrative                                          10,037               6,690           3,831             2,313
                                                                -------------       -------------    ------------      ------------
        Total expenses                                                388,265             276,543         153,325            99,214
                                                                -------------       -------------    ------------      ------------
 Income before gain on disposition of properties
          and extraordinary item                                      121,413              67,504          50,029            25,245
   Gain on disposition of properties                                    3,923               2,346             291                 -
                                                                -------------       -------------    ------------      ------------
Income before extraordinary item                                      125,336              69,850          50,320            25,245
   Write-off of unamortized costs on refinanced debt                        -              (3,134)              -            (3,134)
                                                                -------------       -------------    ------------      -------------
Net Income                                                      $     125,336       $      66,716    $     50,320      $     22,111
                                                                =============       =============    ============      ============
ALLOCATION OF NET INCOME:
Redeemable Preference Interests                                 $           -       $         263    $          -      $          -
                                                                =============       =============    ============      ============
9 3/8% Series A Cumulative Redeemable
   Preference Units                                             $      10,758       $      10,758    $      3,586      $      3,586
                                                                =============       =============    ============      ============
9 1/8% Series B Cumulative Redeemable
   Preference Units                                             $       8,555       $       8,554    $      2,851      $      2,852
                                                                =============       =============    ============      ============
9 1/8% Series C Cumulative Redeemable
   Preference Units                                             $       7,870       $         641    $      2,624      $        641
                                                                =============       =============    ============      ============
8.60% Series D Cumulative Redeemable
   Preference Units                                             $       5,477       $           -    $      3,763      $          -
                                                                =============       =============    ============      ============
Series E Cumulative Convertible
   Preference Units                                             $       2,365       $           -    $      1,750      $          -
                                                                =============       =============    ============      ============
9.65% Series F Cumulative Redeemable
   Preference Units                                             $       1,875       $           -    $      1,387      $          -
                                                                =============       =============    ============      ============
7-1/4% Series G Convertible Cumulative
   Preference Units                                             $         387       $           -    $        387      $          -
                                                                =============       =============    ============      ============
General Partner                                                        78,619              38,337          30,887            12,529
Limited Partners                                                        9,431               8,163           3,086             2,503
                                                                 ------------        ------------     -----------       -----------
                                                                $      88,050       $      46,500    $     33,973      $     15,032
                                                                =============       =============    ============      ============
Net income per weighted average OP Unit outstanding             $        1.28       $        0.94    $       0.42      $       0.29
                                                                =============       =============    ============      ============
Weighted average OP Units outstanding                                  68,970              49,620          81,134            52,583
                                                                =============       =============    ============      ============

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ------------------------------------------
                                                                                          1997                       1996
                                                                                   ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $        125,336            $       66,716
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                           106,114                    66,759
     Amortization of deferred financing costs (including discount on
        1999 and 2002 Notes and premium on 2002-A Notes)                                      1,652                     3,097
     Amortization of discount on investment in mortgage notes                                (2,480)                        -
     Gain on disposition of properties                                                       (3,923)                   (2,346)
     Write-off of unamortized costs on refinanced debt                                            -                     3,134
     Changes in assets and liabilities:
        (Increase) in rents receivable                                                         (862)                   (1,021)
        (Increase) decrease in deposits - restricted                                           (736)                   14,471
        (Increase) in other assets                                                           (6,306)                   (2,801)
        Increase (decrease) in due to affiliates                                                 77                      (606)
        Increase in accounts payable and accrued expenses                                    20,813                    12,847
        Increase in accrued interest payable                                                  7,756                     6,328
        Increase in rents received in advance and other liabilities                           6,901                     5,134
                                                                                   ----------------            --------------
     Net cash provided by operating activities                                              254,342                   171,712
                                                                                   ----------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                                                     (630,419)                 (460,825)
  Improvements to rental property                                                           (23,725)                  (23,381)
  Additions to non-rental property                                                           (6,293)                   (1,672)
  Proceeds from disposition of rental property                                                5,477                    10,183
  Purchase of contract rights                                                                (5,000)                        -
  (Increase) decrease in mortgage deposits                                                  (14,704)                    1,792
  Deposits (made) on rental property acquisitions                                            (2,850)                   (1,800)
  Deposits applied on rental property acquisitions                                           16,761                       100
  Payments received from investment in mortgage notes                                       (86,975)                      668
  Merger costs and related activities                                                       (60,429)                        -
  Other investing activities, net                                                           (57,304)                     (629)
                                                                                   ----------------            --------------
    Net cash (used for) investing activities                                               (865,461)                 (475,564)
                                                                                   ----------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner                                                950,946                   418,798
  Redemption of Preference Interests                                                              -                    (1,083)
  Distributions paid to partners                                                           (158,292)                 (103,072)
  Proceeds from sale of 2026 Notes                                                                -                   150,000
  Principal receipts on employee notes                                                          240                        57
  Proceeds from restructuring of tax-exempt bond investments                                  9,350                   112,980
  Loan to title holding entities                                                                  -                    (4,092)
  Proceeds from line of credit                                                              185,000                   250,000
  Repayments on line of credit                                                             (185,000)                 (342,000)
  Principal payments on mortgage notes payable                                              (62,993)                  (35,725)
  Loan and bond acquisition costs                                                            (1,697)                   (5,767)
  Increase in security deposits                                                               3,843                     2,873
                                                                                   ----------------            --------------
    Net cash provided by financing activities                                               741,397                   442,969
                                                                                   ----------------            --------------
Net increase in cash and cash equivalents                                                   130,278                   139,117
Cash and cash equivalents, beginning of period                                              147,271                    13,428
                                                                                   ----------------            --------------
Cash and cash equivalents, end of period                                           $        277,549            $      152,545
                                                                                   ================            ==============

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                          1997                      1996
                                                                                   -----------------------------------------

Supplemental information:
  Cash paid during the period for interest                                         $         75,019           $       52,304
                                                                                   ================           ==============

  Mortgage loans and unsecured notes assumed
       through Merger and acquisitions of rental properties                        $        517,639           $       99,912
                                                                                   ================           ==============

  Rental property assumed through foreclosure                                      $              -           $       10,854
                                                                                   ================           ==============

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

1.   BUSINESS


     As used herein, the term "Company" includes Equity Residential Properties Trust and its subsidiaries as the survivor of the merger between Wellsford Residential Property Trust ("Wellsford") and Equity Residential Properties Trust ("EQR") (the "Merger"). ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust (the "General Partner" or the "Company"). The Company conducts substantially all of its operations through the Operating Partnership. As of September 30, 1997, the Operating Partnership controlled a portfolio of 336 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (the "Additional Properties").


2. BASIS OF PRESENTATION


     The Merger was treated as a purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a merger is the same as the accounting treatment used for the acquisition of any group of assets. The fair market value of the consideration given by the Company in the Merger was used as the valuation basis of the combination. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair market values as of May 30, 1997 (the "Closing Date"). The accompanying consolidated financial statements include the results of operations of Wellsford from the Closing Date.


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

     On August 27, 1997, the Company entered into an Agreement and Plan of Merger regarding the planned acquisition of the multifamily property business of Evans Withycombe Residential, Inc. ("EWR"), a Maryland corporation, by the Company through the tax free merger of the Company and EWR (the "EWR Merger"). The transaction is valued at approximately $1 billion

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

and includes 52 multifamily properties containing approximately 16,000 units. In the EWR Merger, each outstanding share of common stock of Evans will be converted into .50 of a Common Share of the Company. The EWR Merger is subject to approval of the shareholders of the Company and EWR and, therefore, completion of the EWR Merger is conditioned upon such approval and certain other closing conditions.

4.    PARTNERS' CAPITAL

     The limited partners of the Operating Partnership include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of September 30, 1997, the Limited Partners were represented by 7,424,241 partnership interests ("OP Units") which are exchangeable on a one-for-one basis into the Company's Common Shares. As of September 30, 1997, the General Partner had an approximate 90.90% interest in the Operating Partnership and the Limited Partners had an approximate 9.10% interest.

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

     During the nine months ended September 30, 1997, the Company issued 71,254 Common Shares pursuant to the Employee Share Purchase Plan and contributed to the Operating Partnership net proceeds of approximately $2.7 million.

     In March 1997, the Company completed offerings in the aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $88.3 million therefrom.

     On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "June 1997 Equity Shelf Registration"). The SEC declared this Registration effective on June 5, 1997.

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the June 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred Shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of approximately $175 million from this offering (the "Series D Preferred Share Offering"). The net proceeds of approximately $169.5 million received from the Series D Preferred Share Offering have been contributed by the Company

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

to the Operating Partnership in exchange for 700,000 8.60% cumulative redeemable preference units (the "Series D Cumulative Redeemable Preference Units").

     In June 1997, the Company completed four separate public offerings in the aggregate of 8,992,023 Common Shares, which were sold at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $398.9 million therefrom.

     On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million of equity securities (the "August 1997 Equity Shelf Registration"). The SEC declared this Registration effective on August 4, 1997.

     In September 1997, the Company completed the sale of 498,000 publicly registered Common Shares which were sold at a price of $51.125 per share. The Company contributed to the Operating Partnership net proceeds of approximately $24.2 million in connection with this offering (the "September 1997 Common Share Offering").

     In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares") pursuant to the August 1997 Equity Shelf Registration. Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company raised gross proceeds of approximately $275 million from this offering (the "Series G Preferred Share Offering"). The Company received net proceeds of approximately $264 million therefrom. In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an overallotment option granted to the underwriters and raised gross proceeds of approximately $41.25 million therefrom. The total net proceeds of approximately $303.6 million received from the Series G Preferred Share Offering have been contributed by the Company to the Operating Partnership in exchange for 1,265,000 7 1/4% convertible cumulative preference units (the "Series G Convertible Cumulative Preference Units").

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

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)


5.   INVESTMENT IN RENTAL PROPERTY

     In addition to the Merger, during the nine months ended September 30, 1997, the Operating Partnership acquired the 47 Properties listed below. Each Property was purchased from an unaffiliated third party, except for 12 of the Properties, which were purchased from affiliates of the Operating Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"). The total purchase price for the Properties acquired from Zell/Merrill I and Zell/Merrill II was approximately $162.6 million. The cash portion of these transactions was funded primarily from proceeds raised from the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings and the September 1997 Common Share Offering.

                                                                                                 Total
                                                                                               Acquisition
  Date                                                                          Number          Cost (in
Acquired       Property                                     Location            of Units        thousands)
--------       --------                                     --------            --------        ----------
01/02/97       Town Center                                  Kingwood, TX           258            $12,853
01/21/97       Harborview                                   San Pedro,  CA         160             19,089
01/31/97       The Cardinal                                 Greensboro, NC         256             13,174
02/12/97       Trails at Dominion                           Houston, TX            843             38,420
02/25/97       Dartmouth Woods                              Lakewood, CO           201             12,473
02/28/97       Rincon                                       Houston, TX            288             21,150
02/28/97       Waterford at the Lakes                       Kent, WA               344             19,388
03/17/97       Junipers at Yarmouth                         Yarmouth, ME           225              9,215
03/20/97       Lincoln Harbor                               Ft. Lauderdale, FL     324             22,262
03/24/97       Sedona Ridge                                 Phoenix, AZ            250             15,242
03/28/97       Club at the Green                            Beaverton, OR          254             14,703
03/28/97       Boulder Creek (formerly Knight's Castle)     Wilsonville, OR        296             15,146
04/04/97       Country Gables                               Beaverton, OR          288             17,175
04/04/97       Watermark Square                             Portland, OR           390             15,929
04/04/97       Indigo Springs                               Kent, WA               278             12,812
04/29/97       Summit Chase                                 Coral Springs, FL      140              5,593
05/13/97       Willow Brook                                 Durham, NC             176              8,544
05/15/97       The Willows                                  Knoxville, TN          250             11,038
05/21/97       Cascade at Landmark                          Alexandria, VA         277             23,292
05/21/97       Sabal Palm Club                              Pompano Beach, FL      416             23,809
05/21/97       Tamarlane                                    Portland, ME           115              5,853
05/22/97       Spinnaker Cove                               Hermitage, TN          278             14,658
05/29/97       Banyan Lake                                  Boynton Beach, FL      288             13,985
05/30/97       Wyndridge III                                Memphis, TN            284             15,103
06/06/97       Wyndridge II                                 Memphis, TN            284             15,178
06/13/97       Windemere                                    Mesa, AZ               224              9,629
06/13/97       Preston Bend                                 Dallas, TX             255             11,042
06/13/97       Highline Oaks                                Denver, CO             220             10,754

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

                                                                                                 Total
                                                                                               Acquisition
  Date                                                                          Number          Cost (in
Acquired       Property                                     Location            of Units        thousands)
--------       --------                                     --------            --------        ----------
06/17/97       Hunter's Ridge/South Pointe                  St. Louis, MO           390            19,524
06/19/97       Club at Tanasbourne                          Hillsboro, OR           352            19,817
06/26/97       Wood Creek                                   Pleasant Hill, CA       256            32,752
07/02/97       Ridgemont/Mountain Brook                     Chattanooga, TN         506            15,084
07/11/97       Foxchase                                     Grand Prairie, TX       260             8,446
07/18/97       La Mirage                                    San Diego, CA         1,070           128,773
07/31/97       Bay Ridge                                    San Pedro, CA            60             4,566
08/07/97       Boynton Place                                Boynton Beach, FL       192             9,340
08/12/97       Cambridge Village                            Lewisville, TX          200             9,564
08/12/97       Crosswinds                                   St. Petersburg, FL      208             7,328
08/12/97       Gates of Redmond I                           Redmond, WA             180            14,336
08/15/97       Gates of Redmond II                          Redmond, WA             100             8,012
08/27/97       Paces Station/Paces on the Green             Atlanta, GA             610            37,370
09/05/97       North Hill                                   Atlanta, GA             420            21,034
09/05/97       Pardee Casas                                 San Diego, CA           196            13,312
09/29/97       The Classic                                  Stamford, CT            144            22,760
09/30/97       Cambridge at Hickory Hollow                  Nashville, TN           360            21,149
                                                                                 ------          --------
                                                                                 13,366          $820,676
                                                                                 ======          ========


6.   DISPOSITION OF RENTAL PROPERTIES

     On March 28, 1997, the Operating Partnership sold Plantation Apartments located in Monroe, Louisiana for a sales price of $4.8 million. The gain for financial reporting purposes was approximately $3.6 million.

     On August 25, 1997, the Operating Partnership sold a parcel of vacant land located in Hollywood, Florida for a sales price of $0.7 million. The gain for financial reporting purposes was approximately $0.3 million.

7.   COMMITMENTS TO ACQUIRE RENTAL PROPERTIES

     As of September 30, 1997, in addition to the properties which were subsequently acquired as discussed in Note 16 of the Notes to Consolidated Financial Statements but excluding the EWR Merger, the Operating Partnership had entered into agreements to acquire 33 multifamily properties containing 7,745 units from various unaffiliated third parties. The expected combined purchase price is approximately $430 million, which includes the assumption of mortgage indebtedness of approximately $238.1 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

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


10.  MORTGAGE NOTES PAYABLE

     As of September 30, 1997 the Operating Partnership had outstanding mortgage indebtedness of approximately $963.8 million encumbering 103 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $149.1 million) was approximately $1.4 billion. In connection with the Properties acquired during the nine months ended September 30, 1997, including the effects of the Merger, the Operating Partnership assumed the outstanding mortgage balances on 24 Properties in the aggregate amount of $262 million.


     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which protection agreements were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of September 30, 1997, the aggregate notional amount of these agreements was approximately $174.8 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of September 30, 1997, the aggregate

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

notional amount of these agreements was approximately $174.8 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount. The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Operating Partnership.



     Scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through August 1, 2030. As of September 30, 1997, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 4.15% to 7.072%. During the nine months ended September 30, 1997, the Operating Partnership repaid the outstanding mortgage balances on ten Properties in the aggregate amount of $58.4 million. Subsequent to September 30, 1997, the Operating Partnership repaid the outstanding mortgage balance on 18 Properties in the amount of approximately $52.4 million. In February 1996, the Operating Partnership entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002. This agreement was cancelled in July 1997 in conjunction with the Operating Partnership entering into another interest rate protection agreement to effectively fix the cost of the Operating Partnership's anticipated issuance of unsecured notes in the fourth quarter of 1997.


11.  LINE OF CREDIT

     The Operating Partnership had a $250 million unsecured line of credit with Morgan Guaranty Trust Company of New York and Bank of America Illinois. In September 1997, the Operating Partnership increased the amount available on this line of credit from $250 million to $500 million. As of September 30, 1997, there were no amounts outstanding on this line of credit.


12.  NOTES


     Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes, the 2026 Notes and four unsecured note issuances assumed in connection with the Merger. These notes assumed are discussed in the following three paragraphs. As of September 30, 1997, the unamortized discount balances related to the 1999 Notes and the 2002 Notes were approximately $0.3 million and $0.6 million, respectively.



     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the 2002-A Notes, the

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

Operating Partnership recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of September 30, 1997, the unamortized premium balance relating to the 2002-A Notes was approximately $5.2 million.


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

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of September 30, 1997 the unamortized balance of this cost was approximately $0.5 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of September 30, 1997 the unamortized balance was approximately $0.5 million.


13.  DEPOSITS - RESTRICTED


     Deposits - restricted, as of September 30, 1997, primarily included deposits in the amount of approximately $2.85 million held in third party escrow accounts. These deposits are expected to be utilized for the acquisition of additional properties. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Operating Partnership's Properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

14.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the Merger, the September 1997 Common Share Offering, the acquisition of an additional 47 Properties, including the related assumption of $193.5 million of mortgage indebtedness, the repayment of $58.4 million of mortgage indebtedness and the disposition of one property had occurred on January 1, 1997. This would result in 81,629,271 OP Units outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following statement are in thousands except for OP Unit amounts:

                                                    Summarized
                                                     Pro Forma
                                                 Condensed Statement
                                                     of Operations
                                               For the Nine Months Ended
                                                   September 30, 1997
                                                 (Amounts in thousands
                                               except per OP Unit amounts)
                                              -----------------------------
Total Revenues                                           $ 608,419
                                                           -------

Total Expenses                                             456,223
                                                           -------

Pro Forma net income available for OP Units               $104,314
                                                          ========

Pro Forma net income per OP Unit                         $    1.28
                                                              ====

15.  COMMITMENTS AND CONTINGENCIES

     On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk County, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter alia, that had the Company learned of the background of Mr. Countryman prior to his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. During the quarter ended September 30, 1997, the Company settled this lawsuit with all payments in excess of $250,000 being borne by the Company's insurance coverage.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)


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


16.  SUBSEQUENT EVENTS


     On October 3, 1997, the Operating Partnership acquired Brookfield Apartments, a 128-unit multifamily property located in Salt Lake City, Utah, from an unaffiliated third party for a purchase price of approximately $6.8 million.

     On October 9, 1997, the Operating Partnership acquired, from an unaffiliated third party, 21 multifamily properties containing 5,149 units for a total purchase price of approximately $277.5 million.

     On October 17, 1997, the Operating Partnership acquired Deerwood Apartments, a 316-unit multifamily property located in Corona, California, from an unaffiliated third party for a purchase price of approximately $25 million.

     On October 21, 1997, the Operating Partnership acquired 17 multifamily properties containing 5,015 units from an unaffiliated third party for a total purchase price of $292.4 million, which included the assumption of mortgage indebtedness of $136 million and the issuance of 3,315,500 Common Shares at a price of $45.25 per share.

     In October 1997, the Operating Partnership issued $150,000,000 of 7 1/8% unsecured fixed rate notes (the "2017 Notes") in connection with the 1996 Debt Shelf Registration in a public debt offering (the "Fourth Public Debt Offering"). The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

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

RESULTS OF OPERATIONS

     Since EQR's IPO and through September 30, 1997, the Operating Partnership has acquired direct or indirect interests in 279 properties, including properties acquired through the Merger, (the "Acquired Properties"), containing 82,050 units in the aggregate for a total purchase price of approximately $4.2 billion, including the assumption of approximately $816.6 million of mortgage indebtedness. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased its interests in ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,286 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 119 of such Acquired Properties consisting of 32,370 units in 1997 (the "1997 Acquired Properties"). In addition, in August 1995, the Operating Partnership made an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. Also, in April 1997, the Operating Partnership made an $88 million investment in six mortgage loans collateralized by five of the Additional Properties. The Acquired Properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition.

     During the nine months ended September 30, 1997, the Operating Partnership disposed of one property (the "1997 Disposed Property") for a sales price of $4.8 million and disposed of one parcel of vacant land for a sales price of $0.7 million.

     The Operating Partnership's overall results of operations for the quarter and nine months ended September 30, 1997 have been impacted by the Operating Partnership's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1996 Acquired Properties and 1997 Acquired Properties. The impact of the 1996 Acquired Properties and 1997 Acquired Properties is discussed in greater detail in the following paragraphs. The Operating Partnership's disposition activity

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

partially offset the increases to these same accounts.

     Properties that the Operating Partnership owned for all of both nine month periods ended September 30, 1997 and September 30, 1996 (the "Nine-Month 1997 Same Store Properties") and Properties that the Operating Partnership owned for all of both quarters ended September 30, 1997 and September 30, 1996 (the "Third-Quarter 1997 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

   COMPARISON OF  NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED
                              SEPTEMBER 30, 1996

     For the nine months ended September 30, 1997, income before gain on disposition of properties and extraordinary item increased by $53.9 million when compared to the nine months ended September 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation and interest expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $5.7 million earned on the Operating Partnership's mortgage note investments was primarily attributable to the $88 million investment in six mortgage loans made in April 1997.

     In regard to the Nine-Month 1997 Same Store Properties, rental revenues increased by approximately $8 million or 2.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.5 million or 1.3%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $5.6 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. The Operating Partnership most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed an area office in Tulsa, Oklahoma, related to the Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These expenses decreased by $0.5 million for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996, due to the disposition of certain of these properties, resulting in the Operating Partnership no longer providing fee and asset management services to such properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense, including amortization of deferred financing costs, increased by approximately $23.1 million. The increase was primarily the result of an increase in the Operating Partnership's average indebtedness which increased by $465.8 million, primarily due to the Merger. However, the Operating Partnership's effective interest costs decreased from 7.93% in 1996 to 7.53% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $3.3 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 1.97% for the nine months ended September 30, 1997.

    COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER ENDED
                              SEPTEMBER 30, 1996

     For the quarter ended September 30, 1997, income before gain on disposition of properties and extraordinary item increased by $24.8 million when compared to the quarter ended September 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $3.6 million earned on the Operating Partnership's mortgage note investments is primarily attributable to the $88 million investment in six mortgage loans made in April 1997.

     In regard to the Third Quarter 1997 Same Store Properties, rental revenues increased by approximately $3.5 million or 3.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.4 million or 0.8%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $2.6 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. The Operating Partnership most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed an area office in Tulsa, Oklahoma, related to the Merger.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense, including amortization of deferred financing costs, increased by approximately $9.9 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $557.1 million, primarily due to the Merger. However, the Operating Partnership's effective interest costs decreased from 7.77% in 1996 to 7.52% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.5 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 1.9% for the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 1997, the Operating Partnership had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at September 30, 1997 was approximately $278 million and the amount available on the Operating Partnership's line of credit was $500 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Operating Partnership's Statements of Cash Flows.

     During the nine months ended September 30, 1997, the Company issued 71,254 Common Shares pursuant to the Employee Share Purchase Plan and contributed to the Operating Partnership net proceeds of approximately $2.7 million. The Company completed the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the September 1997 Common Share Offering and the Series G Preferred Share Offering and contributed to the Operating Partnership net proceeds of approximately $944.9 million, which proceeds have been or will be utilized to purchase additional properties.

     In October 1997, the Operating Partnership issued the 2017 Notes and received net proceeds of approximately $147.4 million in connection therewith.

     With respect to Property acquisitions during the first nine months of 1997, including the effects of the Merger, the Operating Partnership purchased 119 Properties containing 32,370 units for a total purchase price of approximately $1.8 billion, including the issuance of 10.8 million Common Shares related to the Merger and the assumption of mortgage indebtedness and unsecured notes of approximately $517.6 million. The cash portion of these acquisitions was primarily funded from proceeds received from the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings and the September 1997 Common Share Offering. Subsequent to September 30, 1997, the Operating Partnership acquired 40 additional properties, containing 10,608 units, for a total purchase price of

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

approximately $601.7 million, including the assumption of mortgage indebtedness of approximately $136 million and the issuance of 3,315,500 Common Shares valued at approximately $150 million. These acquisitions were primarily funded with proceeds from the Series G Preferred Share Offering.

     As of September 30, 1997, the Operating Partnership had total indebtedness of approximately $1.7 billion, which included mortgage indebtedness of $963.8 million, of which $404.1 million represented tax-exempt bond indebtedness, and unsecured debt of $754.3 million (net of a $0.9 million discount). During the nine months ended September 30, 1997, the Operating Partnership repaid an aggregate of $58.4 million of mortgage indebtedness on ten of its Properties. The Operating Partnership has, from time to time, entered into interest rate protection agreements to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February, 1996, the Operating Partnership entered into two interest rate protection agreements that will hedge the Operating Partnership's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. This agreement was canceled in July 1997 in conjunction with a new interest rate agreement discussed below. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into these agreements. In July 1997, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate cost of the Operating Partnership's anticipated issuance of unsecured notes in the fourth quarter of 1997. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%.

     During the nine months ended September 30, 1997, total capital expenditures for the Operating Partnership approximated $40.1 million. Of this amount, approximately $5.9 million related to capital improvements and major repairs for certain of the 1994, 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-IPO properties and certain Acquired Properties approximated $10.3 million, or $125 per unit. Capital spent for replacement-type items approximated $14.7 million, or $177 per unit. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$2.9 million. Also included in total capital expenditures was approximately $6.3 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1997 are budgeted to be approximately $7.9 million.

     In connection with the EWR Merger, the Company expects to assume liabilities for financial statement purposes of approximately $442.1 million and issue approximately 10.2 million Common Shares of the Company as well as 2.3 million Operating Partnership OP Units to consummate the EWR Merger. The Company has recently made a $70 million loan to EWR in order for EWR to repay its line of credit balance in advance of the closing of the EWR Merger. The Company also anticipates to fund approximately $17.6 million to pay for related EWR Merger costs. After the close of the EWR Merger, the Company expects to terminate EWR's line of credit facility.

     Total distributions paid in October 1997 for the quarter ended September 30, 1997 amounted to approximately $66.7 million.

     The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and EWR's stabilized communities, generally through its working capital and net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities related to EWR and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     In September, the Operating Partnership increased the amount available on its line of credit from $250 million to $500 million. As of November 11, 1997, $10 million was outstanding under the Operating Partnership's line of credit.

FUNDS FROM OPERATIONS

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART 1

Item 2. MANAGEMENT'S DDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties and extraordinary items plus depreciation on real estate assets, amortization of deferred financing costs related to the Predecessor Business and the allocation of net income to Cumulative Redeemable Preference Units. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and may differ as a result of differences between the Operating Partnership's and other companies' accounting policies for replacement type items and, accordingly, may not be comparable to such other companies. The Operating Partnership's accounting policy with respect to replacement type items is to capitalize such items as improvements and depreciate such improvements typically over a five year period.

     For the nine months ended September 30, 1997, FFO increased $75.3 million, representing a 66% increase when compared to the nine months ended September 30, 1996. For the quarter ended September 30, 1997, FFO increased by $34.5 million representing a 83% increase when compared to the quarter ended September 30, 1996.

     The following is a reconciliation of net income to FFO for the nine months and quarters ended September 30, 1997 and 1996:


                                         Nine     Nine
                                        Months   Months   Quarter  Quarter
                                        Ended    Ended     Ended    Ended
                                        9/30/97  9/30/96  9/30/97  9/30/96
                                        -------- -------- -------- --------
Net income                              $125,336 $ 66,716 $ 50,320 $ 22,111
Adjustments:
 Depreciation on real estate assets      104,288   65,238   42,403   23,301
 Amortization of deferred financing
   costs related to predecessor business     157      463       41      147
 Allocation of net income to Cumulative
   Redeemable Preference Units           (37,287) (19,953) (16,348)  (7,079)
 Write-off of unamortized costs on
   refinanced debt                            (0)   3,134       (0)   3,134
 Gain on disposition of properties        (3,923)  (2,346)    (291)      (0)
                                        -------- --------  -------  -------
FFO                                     $188,571 $113,252  $76,125  $41,614
                                        ======== ========  =======  =======

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The discussion in Note 15 of "Notes to Consolidated Statements" is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits:

12                  Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A report on Form 8-K, dated August 15, 1997.

A report on Form 8-K, dated August 27, 1997.

A report on Form 8-K, dated September 10, 1997.

A report on Form 8-K, dated September 17, 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ERP OPERATING LIMITED PARTNERSHIP
                                   BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                   ITS GENERAL PARTNER




Date: November 11, 1997            By:  /s/  Bruce C. Strohm
      -----------------                    --------------------------------
                                             Bruce C. Strohm
                                   Executive Vice President, General Counsel
                                             and Secretary

Date: November 11, 1997            By:  /s/  Michael J. McHugh
     ------------------                    ---------------------------------
                                             Michael J. McHugh
                                        Senior Vice President, Chief Accounting
                                             Officer and Treasurer