Form 10-K
period 1997-12-31
ERP OPERATING LTD PARTNERSHIP
filed 1998-03-30
CIK 931182

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended DECEMBER 31, 1997

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

7.57% Notes due August 15, 2026                New York Stock Exchange
       (Title of Class)              (Name of Each Exchange on Which Registered)

         Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates by reference the Registrant's Current Report on Form 8-K dated March 1, 1996 and filed on March 7, 1996.

Part III incorporates by reference the Equity Residential Properties Trust definitive proxy statement relating to Part III, Item 11. Executive Compensation.

Part IV incorporates by reference the following exhibit as filed with Equity Residential Properties Trust's Form S-11 on May 21, 1993 (Registration No. 33-63158) and as amended thereafter: Exhibit 10.2.

Part IV incorporates by reference the following exhibits as filed with the Registrant's Form 10 on October 7, 1994 (Registration No. 0-24920) and as amended thereafter: Exhibits 4.1, 4.2 and 10.3.

Part IV incorporates by reference the following exhibit as filed with the Registrant's Form 10-Q for the quarter ended September 30, 1995 on November 9, 1995 and as amended thereafter: Exhibit 10.1.

Part IV incorporates by reference the following exhibit as filed with the Registrant's Form 10-K for the year ended December 31, 1996 filed on March 20, 1997: Exhibit 10.4.

Part IV incorporates by reference the following exhibit as filed with the Registrant's Form 8-K dated October 9, 1997 filed on October 9, 1997: Exhibit 10.5.

                       ERP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

PART I.                                                                            PAGE
                                                                                   ----
     Item 1.   Business                                                              4
     Item 2.   Properties                                                           16
     Item 3.   Legal Proceedings                                                    45
     Item 4.   Submission of Matters to a Vote of Security Holders                  45

PART II.

     Item 5.   Market for the Registrant's Common Equity and Related
               Shareholder Matters                                                  46
     Item 6.   Selected Financial Data                                              46
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            49
     Item 8.   Financial Statements and Supplementary Data                          61
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                 61

PART III.

     Item 10.  Trustees and Executive Officers of the Registrant                    62
     Item 11.  Executive Compensation                                               66
     Item 12.  Security Ownership of Certain Beneficial Owners and Management       67
     Item 13.  Certain Relationships and Related Transactions                       69

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     72

                                    PART I

Item 1.  Business

General


     ERP Operating Limited Partnership, an Illinois limited partnership formed in May 1993 (the "Operating Partnership"), is managed by Equity Residential Properties Trust ("EQR"), a Maryland real estate investment trust (the "Company"), its general partner. The Company is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily residential business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger").

     The Company's subsidiaries include the Operating Partnership, Evans Withycombe Residential, L.P. (the "EWR Operating Partnership"), Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of partnerships (the "Financing Partnerships") and limited liability companies ("LLCs") which beneficially own certain properties encumbered by mortgage indebtedness.

     As of December 31, 1997, the Operating Partnership owned or had interests in 489 multifamily properties of which it controlled a portfolio of 463 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 135,200 units. The remaining 26 properties represent an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties") containing 5,267 units. Of the 5,267 units, 1,371 units are property managed by third party unaffiliated entities. The Operating Partnership's Properties and the Additional Properties are located throughout the United States in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In addition, Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II") also provide residential property and asset management services to 29 properties containing 9,295 units owned by affiliated entities. The Company is, together with the Operating Partnership, one of the largest publicly traded REITs (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units owned and total revenues earned).

                                    PART I

     Since the EQR IPO and through December 31, 1997, the Operating Partnership has acquired direct or indirect interests in 412 properties (which included the debt collateralized by six Properties) containing 118,510 units in the aggregate for a total purchase price of approximately $6.5 billion, including the assumption of approximately $1.5 billion of mortgage indebtedness. The Operating Partnership also made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties (its "$89 Million Mortgage Note Investment") and an $88 million investment in mortgage loans collateralized by five of the Additional Properties (its "$88 Million Mortgage Note Investment"). Since the EQR IPO and through December 31, 1997, the Operating Partnership has disposed of 18 properties and a portion of one Property, containing 5,035 units, and a vacant land parcel for a total sales price of approximately $129.8 million and the release of mortgage indebtedness in the amount of $20.5 million.

     The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Company has 29 management offices in the following cities: Chicago, Illinois; Dallas, Houston and San Antonio, Texas; Denver, Colorado; Bethesda, Maryland; Atlanta, Georgia; Las Vegas, Nevada; Scottsdale and Tucson, Arizona; Portland, Oregon; Ypsilanti, Michigan; Charlotte and Raleigh, North Carolina; Tampa, Jacksonville and Ft. Lauderdale, Florida; Irvine, Pleasant Hill and Stockton, California; Kansas City, Kansas; Minneapolis, Minnesota; Louisville, Kentucky; Tulsa, Oklahoma; Boston, Massachusetts; Federal Way, Redmond and Seattle, Washington; and Nashville and Memphis, Tennessee. The Company has approximately 4,200 employees. Each of the Operating Partnership's Properties is directed by an on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property. The manager is generally assisted by a leasing administrator and/or property administrator. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

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

                                    PART I

  respective markets; and (iv) provide anticipated total returns that will increase the Operating Partnership's distributions per OP Unit.

 . purchasing newly developed as well as co-investing in the development of multifamily communities in the Operating Partnership's existing target markets where the market conditions warrant such development.

     The Operating Partnership is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant services. In addition, the Operating Partnership continuously surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors they consider most important in choosing a particular apartment unit.

Acquisition Strategies


     The Operating Partnership anticipates that future property acquisitions will be located in the continental United States. Management will continue to use market information to evaluate acquisition opportunities. The Operating Partnership's market data base allows it to review the primary economic indicators of the markets where the Operating Partnership currently manages Properties and where it expects to expand its operations. Acquisitions may be financed from various sources of capital, which may include undistributed funds from operations ("FFO"), issuances of additional equity securities by the Company and debt securities by the Operating Partnership, sales of Properties and collateralized and uncollateralized borrowings. In addition, the Operating Partnership may acquire additional multifamily properties in transactions that include the issuance of OP Units as consideration for the acquired properties. Such transactions may, in certain circumstances, partially defer the sellers' tax consequences.

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

Development Strategies

     The Operating Partnership seeks to acquire newly constructed properties and make investments towards the development of properties in markets where it discerns strong demand, which the Operating Partnership believes will enable it to achieve superior rates of return. The Operating Partnership's current communities under development and future developments are in

                                    PART I

markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location, the Operating Partnership analyzes relevant demographic, economic and financial data. Specifically, the Operating Partnership considers the following factors, among others, in determining the viability of a potential new apartment community: (i) income levels and employment growth trends in the relevant market, (ii) uniqueness of location, (iii) household growth and net migration of the relevant market's population, (iv) supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels (v) barriers to entry that would limit competition, and (vi) the purchase price and yields of available existing stabilized communities, if any.

Disposition Strategies

     Management will use market information to evaluate potential dispositions. Factors the Operating Partnership considers in deciding whether to dispose of its Properties include the following: (i) potential increases in new construction; (ii) areas where the economy is expected to decline substantially; and (iii) markets where the Operating Partnership does not intend to establish long-term concentrations. The Operating Partnership will reinvest the proceeds received from property dispositions to fund property acquisitions. In addition, when feasible the Operating Partnership will structure these transactions as tax deferred exchanges.

Financing Strategies

     It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation, dividends payable or similar indebtedness that will be paid in the ordinary course of business, and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the Operating Partnership and its subsidiaries.

Equity Offerings For the Years Ended December 31, 1997, 1996 and 1995

     In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"), at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering have been contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% cumulative redeemable preference units (the "Series A Cumulative Redeemable Preference Units").

     In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares"). Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from the sale of the Series B Depositary Shares. The net proceeds of approximately $121 million have been contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series B Cumulative Redeemable Preference Units").

                                    PART I

     In January 1996, the Company completed an offering of 1,725,000 registered Common Shares, which were sold at a net price of $29.375 per share (the "January 1996 Common Share Offering"), and contributed to the Operating Partnership net proceeds of approximately $50.7 million in connection therewith in exchange for OP Units. In February 1996, the Company completed an offering of 2,300,000 registered Common Shares, which were sold at a net price of $29.50 per share (the "February 1996 Common Share Offering"), and contributed to the Operating Partnership net proceeds of approximately $67.8 million in connection therewith in exchange for OP Units.

     On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share. On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of Equity Group Investments, Inc. ("EGI") and certain of their respective affiliates and consultants at a net price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company contributed to the Operating Partnership net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings") in exchange for OP Units.

     In September 1996, the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares"). Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series C Cumulative Redeemable Preference Units").

     Also in September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at a net price of $33 per share. The Company contributed to the Operating Partnership net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering") in exchange for OP Units.

     In November, 1996, the Company issued 39,458 Common Shares pursuant to the 1996 Nonqualified Employee Share Purchase Plan (the "Employee Share Purchase Plan") at a net price of $30.44. The Company contributed to the Operating Partnership net proceeds of approximately $1.2 million in exchange for OP Units.

     In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $177.4 million in exchange for OP Units.

                                    PART I

     In March 1997, the Company completed three separate public offerings relating to an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $88.3 million in exchange for OP Units.

     On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "June 1997 Equity Shelf Registration"). The SEC declared this registration statement effective on June 5, 1997.

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the June 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of approximately $175 million from this offering (the "Series D Preferred Share Offering"). The net proceeds of approximately $169.5 million from the Series D Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 700,000 of the Operating Partnership's 8.60% cumulative redeemable preference units (the "Series D Cumulative Redeemable Preference Units").

     In June 1997, the Company completed five separate public offerings comprising an aggregate of 8,992,023 publicly registered Common Shares, which were sold to the public at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $398.9 million therewith in exchange for additional OP Units.

     On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million of equity securities (the "August 1997 Equity Shelf Registration"). The SEC declared this registration statement effective on August 4, 1997.

     In September 1997, the Company completed the sale of 498,000 publicly registered Common Shares which were sold to the public at a price of $51.125 per share. The Company contributed to the Operating Partnership net proceeds of approximately $24.2 million in connection with this offering (the "September 1997 Common Share Offering") in exchange for OP Units.

     In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares") pursuant to the August 1997 Equity Shelf Registration. Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an

                                    PART I

over-allotment option granted to the underwriters. The Company contributed to the Operating Partnership the net proceeds of approximately $303.6 million in connection with this offering (the "Series G Preferred Share Offering") in exchange for 1,265,000 of the Operating Partnership's 7 1/4% convertible cumulative preference units (the "Series G Convertible Cumulative Preference Units").

     In October 1997, in connection with the acquisition of a portfolio of Properties, the Company issued 3,315,500 publicly registered Common Shares, which were issued at a price of $45.25 per share with a value of approximately $150 million (the "October 1997 Common Share Offering"). The Company contributed its interest in the portfolio of Properties acquired with Common Shares to the Operating Partnership in exchange for additional OP Units.

     On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares. Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP
Plan).

     In December 1997, in connection with an acquisition of a Property, the Company issued 736,296 publicly registered Common Shares, which were issued at a price of $48.85 per share with a value of approximately $36 million. The Company contributed the Property acquired with Common Shares to the Operating Partnership in exchange for additional OP Units.

     Also in December 1997, the Company completed the sale of 467,722 publicly registered Common Shares, which were sold at a price of $51.3125 per share. The Company contributed to the Operating Partnership net proceeds of approximately $22.8 million in connection with this offering (the "December 1997 Common Share Offering") in exchange for additional OP Units.

     During 1997, the Company issued 84,183 Common Shares pursuant to the Employee Share Purchase Plan at net prices which ranged from $35.63 per share to $42.08 per share and contributed to the Operating Partnership proceeds in the amount of approximately $3.2 million in connection therewith in exchange for additional OP Units.

Debt Offerings For the Years Ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------

     In April 1995, the Operating Partnership issued $125 million of 7.95% unsecured fixed rate notes (the "2002 Notes") in a public debt offering (the "Second Public Debt Offering"). The Operating Partnership received net proceeds of approximately $123.1 million in connection with the Second Public Debt Offering.

     In August 1996, the Operating Partnership issued $150 million of 7.57% unsecured fixed rate notes (the "2026 Notes") in a public debt offering (the "Third Public Debt Offering"). The

                                    PART I

Operating Partnership received net proceeds of approximately $149 million in connection with this issuance.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration").


     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") pursuant to the 1996 Debt Shelf Registration in a public debt offering (the "October 1997 Public Debt Offering"). The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.


     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes pursuant to the 1996 Debt Shelf Registration in a public debt offering (the "November 1997 Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The Operating Partnership received net proceeds of approximately $198.5 million in connection with the 2001 Notes and the 2003 Notes.

Credit Facility

     On November 15, 1996, the Operating Partnership completed an agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") to provide the Operating Partnership a $250 million unsecured line of credit. In September 1997, this agreement was amended to increase the potential borrowings to $500 million. This line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month London Interbank Offered Rate ("LIBOR"), plus a certain rate dependent upon the Operating Partnership's credit rating, which rate is currently at 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1997, $235 million of borrowings were outstanding on this line of credit, bearing interest at a weighted average rate of 6.46%.

Business Combinations

     On May 30, 1997, the Company completed the acquisition of the multifamily property business of Wellsford through the tax-free Wellsford Merger. The transaction was valued at approximately $1 billion and included 72 Properties of Wellsford containing 19,004 units which were contributed to the Operating Partnership. The purchase price consisted of 10.8 million Common Shares issued by the Company with a market value of $443.7 million, the liquidation value of $157.5 million for the Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest and the Wellsford Series B

                                    PART I

Cumulative Redeemable Preferred Shares of Beneficial Interest, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million. In the Wellsford Merger, each outstanding common share of beneficial interest of Wellsford was converted into
 .625 of a Common Share. In addition, Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

     On December 23, 1997, the Company completed the acquisition of the multifamily property business of EWR, through the tax-free EWR Merger. The transaction was valued at approximately $1.2 billion and included 53 Properties of EWR containing 15,331 units and three Properties under construction expected to contain 953 units. The purchase price consisted of the Company's contribution of the EWR Operating Partnership OP Units to the Operating Partnership at a market value of approximately $501.6 million, issuance of approximately 2.2 million Operating Partnership OP Units in exchange for approximately 4.4 million EWR Operating Partnership OP Units at a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs of approximately $16.7 million. In the EWR Merger, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share.

Recent Transactions

     From January 1, 1998 through March 13, 1998, the Operating Partnership acquired 12 properties from unaffiliated third parties for a total purchase price of approximately $158.2 million, which included the assumption of mortgage indebtedness of approximately $50.8 million. These properties were Cityscape, a 156-unit property located in St. Louis Park, Minnesota; 740 River Drive, a 162-unit property located in St. Paul, Minnesota; Prospect Towers, a 157-unit property located in Hackensack, New Jersey; Park Westend, a 312-unit property located in Richmond, Virginia; Park Place, a 229-unit property located in Houston, Texas; Emerald Bay at Winter Park, a 431-unit property located in Winter Park, Florida; Farnham Park, a 216-unit property located in Houston, Texas; Plantation, a 232-unit property located in Houston, Texas; Balcones Club, a 312-unit property located in Austin, Texas; Coach Lantern, a 90-unit property located in Scarborough, Maine; Foxcroft, a 104-unit property located in Scarborough, Maine; and Yarmouth Woods, a 138-unit property located in Yarmouth, Maine.

     In January 1998, the Company completed the sale of 4,000,000 publicly registered Common Shares which were sold to the public at a price of $50.4375 per share. The Company contributed to the Operating Partnership net proceeds of approximately $195.3 million in connection with this offering (the "January 1998 Common Share Offering") in exchange for additional OP Units.

    In February 1998, the Company completed offerings in the aggregate of 1,988,340 publicly registered Common Shares which were sold to the public at prices ranging from $48 to $50.625

                                    PART I

per share (the "February 1998 Common Share Offerings"). The Company contributed to the Operating Partnership net proceeds of approximately $95 million therefrom in exchange for additional OP Units.

     Through February 1998, the Company sold approximately 639,000 Common Shares pursuant to the DRIP Plan and contributed to the Operating Partnership proceeds of approximately $31.7 million therefrom in exchange for additional OP Units.

     On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998.

     On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998.

     On March 12, 1998, the Operating Partnership disposed of two Properties for a total sales price of $16.7 million.

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

Risk Factors

     The Operating Partnership's results of operations are subject to certain risks and uncertainties relating to the operations of its Properties. Investors should carefully consider, among other factors, the matters described below prior to making an investment decision regarding the securities of the Operating Partnership.

Adverse Consequences of Debt Financing and Preferred Shares

     General Risks. As of December 31, 1997, the Properties were subject to approximately $1.6 billion of mortgage indebtedness and the Operating Partnership's total debt equaled approximately $2.9 billion. Of the total debt outstanding, $912.7 million, including the line of credit balance of $235 million, represented floating rate debt, of which approximately $611 million was issued at tax exempt rates. In addition, from June 1995 through October 1997, the Company issued Preferred Shares and Depositary Shares pursuant to offerings previously mentioned and utilized the proceeds to repay indebtedness and to acquire additional Properties. The Operating Partnership is subject to

                                    PART I


the risks normally associated with debt or preferred equity financing, including the risk that the Operating Partnership's cash flow will be insufficient to meet required payments of principal and interest, the risk that existing indebtedness may not be refinanced or that the terms of such refinancing will not be as favorable as the terms of current indebtedness and the risk that necessary capital expenditures for such purposes as renovations and other improvements may not be financed on favorable terms or at all. If the Operating Partnership were unable to refinance its indebtedness on acceptable terms, or at all, the Operating Partnership might be forced to dispose of one or more of the Properties on disadvantageous terms, which might result in losses to the Operating Partnership and might adversely affect the cash available to meet required payments of principal and interest and for distributions to unitholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Operating Partnership's interest expense would increase, which would affect the Operating Partnership's ability to meet required payments of principal and interest and to make distributions to its unitholders. Furthermore, if a Property is mortgaged to secure payment of indebtedness and the Operating Partnership is unable to meet mortgage payments, the mortgagee could foreclose upon the Property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value to the Operating Partnership. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code").

     Restrictions on the Operating Partnership's Activities. A substantial portion of the Operating Partnership's debt has been issued pursuant to certain indentures (the "Indentures") which restrict the amount of indebtedness (including acquisition financing) the Operating Partnership may incur. Accordingly, if the Company or the Operating Partnership is unable to raise additional equity or borrow money, respectively, because of the debt restrictions in the Indentures, the Operating Partnership's ability to acquire additional properties may be limited. If the Operating Partnership is unable to acquire additional properties, its ability to increase funds from operations, and thereby cash available to meet required payments of principal and interest, will be limited to increasing funds from operations of the existing Properties in the Operating Partnership's portfolio at such time.

     Bond Compliance Requirements. Certain of the Operating Partnership's Properties are subject to restrictive covenants or deed restrictions relating to current or previous tax-exempt bond financing and owns the bonds collateralized by several additional Properties. The Operating Partnership has retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these Properties. The bond compliance requirements may have the effect of limiting the Operating Partnership's income from these Properties if the Operating Partnership is required to lower its rental rates to attract low or moderate income tenants, or eligible/qualified tenants.

Potential Environmental Liability Affecting the Operating Partnership

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose environmental liability without regard

                                    PART I


to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure properly to remediate such substances, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership or the Subsidiaries, as the case may be, may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     All of the Properties have been the subject of a Phase I, and in certain cases a supplemental, environmental assessment completed by qualified independent environmental consultant companies. The most recent environmental assessments for each of the Properties were conducted within the last five years. Environmental assessments were obtained prior to the acquisition by the Operating Partnership of each of the Properties. These environmental assessments have not revealed, nor is the Operating Partnership aware of, any environmental liability that the Operating Partnership's management believes would have a material adverse effect on the Operating Partnership's business, results of operations, financial condition or liquidity.

     No assurance can be given that existing environmental assessments with respect to any of the Properties reveal all environmental liabilities, that any prior owner of a Property did not create any material environmental condition not known to the Operating Partnership, or that a material environmental condition does not otherwise exist as to any one or more Properties.

General Real Estate Investment Considerations, Changes in Laws

     General. Real property investments are subject to varying degrees of risk and are relatively illiquid. Income from real property investments and the Operating Partnership's resulting ability to make expected interest payments on debt securities may be adversely affected by the general economic climate, local conditions such as oversupply of apartment units or a reduction in demand for apartment units in the area, the attractiveness of the Properties to tenants, zoning or other regulatory restrictions, the ability of the Operating Partnership to provide adequate maintenance and insurance, and increased operating costs (including insurance premiums and real estate taxes). The Operating Partnership's income would also be adversely affected if tenants were unable to pay rent or the Operating Partnership were unable to rent apartment units on favorable terms. If the Operating Partnership were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then the Operating Partnership's income and ability to meet required payments of principal and interest and to make expected distributions to unitholders may be adversely affected. In addition, certain expenditures associated with each equity investment

                                    PART I


(such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. The Operating Partnership intends to purchase newly developed, as well as invest in the development of multifamily communities. Such projects generally require the expenditure of capital, and consequently there can be no assurance that any of such projects will be completed or that such projects will prove to be profitable. The failure of the Operating Partnership to complete or to profitably operate planned development projects may have an adverse affect on the Operating Partnership's results of operations and financial position. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit the ability of the Operating Partnership to vary its portfolio promptly in response to changes in economic or other conditions.

     Changes in Laws. Increases in real estate taxes, income taxes and service or other taxes generally are not passed through to tenants under existing leases and may adversely affect the Operating Partnership's cash provided by operations and its ability to make interest payments on debt securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect the Operating Partnership's income and its ability to make interest payments on debt securities.

Dependence on Key Personnel

     The Operating Partnership is dependent on the efforts of the Company's executive officers. While the Operating Partnership believes that it could find replacements for these key personnel, the loss of their services could have a temporary adverse effect on the operations of the Operating Partnership. Only one of these officers has entered into an employment agreement with the Company.

Distribution Requirements Potentially Increasing Indebtedness of the Operating Partnership

     The Operating Partnership may be required from time to time, under certain circumstances, to accrue as income for tax purposes, interest and rent earned but not yet received. In such event, or upon the repayment by the Operating Partnership or its subsidiaries of principal on debt, the Company could have taxable income without sufficient cash to enable the Company to meet the distribution requirements of a REIT. Accordingly, the Operating Partnership could be required to borrow funds or liquidate investments on adverse terms in order to allow the Company to meet such distribution requirements.

Item 2.  The Properties

     As of December 31, 1997, the Operating Partnership controlled a portfolio of 463 multifamily properties located in 34 states containing 135,200 apartment units. The average number of units per Property was approximately 293. The units are typically contained in a series of two-story buildings. The Properties contain an aggregate of approximately 118.9 million rentable square feet, with an average unit size of 886 square feet. The average rent per unit was $696, and the average rent per square foot was $0.79.


     As of December 31, 1997, the Properties had an average occupancy rate of 95%. Tenant leases are generally year-to-year and require security deposits. The Properties typically provide residents with attractive amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain Properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms.

                                    PART I


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

     The Operating Partnership beneficially owns fee simple title to 456 of the Properties and holds a 73-year leasehold interest with respect to one Property (Mallgate). Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or land trusts that engage in no business other than holding title to the Property for the Operating Partnership. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by an LLC. In addition, with respect to two Properties, the Operating Partnership owns the debt collateralized by such Properties and with respect to four Properties, the Operating Partnership owns an interest in the debt collateralized by the properties.

     As of December 31, 1997, the Operating Partnership had an investment in partnership interests and subordinated mortgages and mortgage loans collateralized by the Additional Properties. The Additional Properties contain 5,267 units, located in seven states.

     The following two tables set forth certain information relating to the Properties and the Additional Properties:

Item 2. Properties

                                                                                    Acreage                              Average
                                                                   Year(s)          (approx-               Square     Square Footage
     Property                                                    Constructed         imate)       Units    Footage       Per Unit
------------------------------------------------------------------------------------------------------------------------------------
ALABAMA
Meadows on the Lake/Park, Birmingham (2 properties)               1986/1987            37          400     418,452        1,046

ARIZONA
Bay Club, Phoenix                                                   1976               13          420     257,790          614

Camellero, Scottsdale (1)                                           1979               15          344     311,526          906

Canyon Creek, Tucson                                                1986               10          242     169,946          702

Canyon Sands, Phoenix (1)                                           1983               20          412     353,592          858

Chandler Court, Chandler                                            1987               20          311     263,338          847

Crystal Creek, Phoenix                                              1985               10          273     190,140          696

Del Coronado, Mesa (1)                                              1985               19          419     394,062          940

Desert Sands, Phoenix (1)                                           1982               20          412     353,592          858

Flying Sun, Phoenix                                                 1983                4          108      93,708          868

Fountain Creek, Phoenix                                             1984                9          186     144,374          776

Indian Bend, Scottsdale                                             1973               14          275     226,444          823

Southbank, Mesa                                                     1985                5          113      99,448          880

Southcreek, Mesa (1)                                               1986-89             23          528     472,152          894

Via Ventura, Scottsdale                                             1980               19          320     279,187          872

Villa Madeira, Scottsdale                                           1971               17          332     291,280          877

Villa Manana, Phoenix                                              1971-85              8          260     212,150          816

Copper Creek, Phoenix                                               1984                8          144     146,024        1,014

Crown Court, Phoenix                                                1987               27          416     464,582        1,117

                                                                                       Occupancy               December, 1997
                                                                                         As of                  Avg. Monthly
                                                                   Year(s)            December 31,             Rental Rate Per
     Property                                                    Constructed              1997               Unit     Square Foot
---------------------------------------------------------------------------------------------------------------------------------
ALABAMA
Meadows on the Lake/Park, Birmingham (2 properties)               1986/1987               94%                $570           $0.54

ARIZONA
Bay Club, Phoenix                                                    1976                 95%                $526           $0.86

Camellero, Scottsdale (1)                                            1979                 95%                $723           $0.80

Canyon Creek, Tucson                                                 1986                 96%                $488           $0.69

Canyon Sands, Phoenix (1)                                            1983                 92%                $557           $0.65

Chandler Court, Chandler                                             1987                 92%                $641           $0.76

Crystal Creek, Phoenix                                               1985                 96%                $571           $0.82

Del Coronado, Mesa (1)                                               1985                 93%                $671           $0.71

Desert Sands, Phoenix (1)                                            1982                 92%                $557           $0.65

Flying Sun, Phoenix                                                  1983                 98%                $590           $0.68

Fountain Creek, Phoenix                                              1984                 96%                $603           $0.78

Indian Bend, Scottsdale                                              1973                 93%                $692           $0.84

Southbank, Mesa                                                      1985                 96%                $573           $0.65

Southcreek, Mesa (1)                                                1986-89               93%                $663           $0.74

Via Ventura, Scottsdale                                              1980                 97%                $728           $0.83

Villa Madeira, Scottsdale                                            1971                 95%                $700           $0.80

Villa Manana, Phoenix                                               1971-85               93%                $619           $0.76

Copper Creek, Phoenix                                                1984                 97%                $789           $0.78

Crown Court, Phoenix                                                 1987                 99%                $857           $0.77


Item 2. Properties

                                                                                                Occupancy         December, 1997
                                                    Acreage                         Average       As of            Avg. Monthly
                                       Year(s)      (approx-           Square    Square Footage  December         Rental Rate Per
     Property                        Constructed     imate)    Units   Footage      Per Unit     31, 1997       Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------
ARIZONA,  continued
Dos Caminos, Phoenix                    1983           16       264    265,884       1,007         98%          $781           $0.78

The Pointe ASM, Phoenix                 1988           14       364    309,548        850          93%          $666           $0.78

San Tropez, Phoenix                     1989           13       316    332,080       1,051         98%          $886           $0.84

Misson Palms, Tucson                    1980           35       360    372,918       1,036         99%          $669           $0.65

Skyline Gateway, Tucson                 1985            8       246    179,422        729          98%          $568           $0.78

Sedona Ridge, Phoenix                   1988           17       250    235,345        941          95%          $728           $0.77

Windemere, Mesa (1)                     1986           18       224    187,192        836          95%          $591           $0.71

Sycamore Creek, Scottsdale (1)          1984           19       350    335,420        958          91%          $759           $0.79

Villa Serenas, Tucson (1)               1973           18       611    452,751        741          87%          $506           $0.68

Acacia Creek, Scottsdale              1988-1994        20       508    462,280        910          95%          $765           $0.84

Bayside at the Islands, Gilbert (1)     1989           15       272    236,640        870          93%          $736           $0.85

Country Brook, Chandler (1)           1986-1996        24       396    380,556        961          95%          $739           $0.77

Gateway Villas, Scottsdale              1995           18       180    179,664        998          97%          $836           $0.84

Greenwood Village, Tempe (1)            1984           13       270    238,768        884          92%          $670           $0.76

Superstition Vista, Mesa                1987           16       316    300,510        951          93%          $649           $0.68

Heritage Point, Mesa                    1986            7       148    114,436        773          91%          $797           $1.03

La Mariposa, Mesa (1)                   1986           11       222    206,052        928          96%          $645           $0.69

Little Cottonwoods, Tempe (1)           1984           20       379    389,012       1,026         94%          $766           $0.75

Miramonte, Scottsdale                   1983            4       151    118,568        785          96%          $666           $0.85

Item 2. Properties

                                                                                                  Occupancy       December, 1997
                                                        Acreage                       Average       As of          Avg. Monthly
                                            Year(s)     (approx-          Square   Square Footage  December       Rental Rate Per
     Property                             Constructed    imate)    Units  Footage     Per Unit     31, 1997     Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------
ARIZONA, continued
Morningside, Scottsdale (1)                  1989          10       160   163,116      1,019         98%        $802           $0.79

Mountain Park, Phoenix (1)                   1994          12       240   230,560        961         92%        $800           $0.83

Park Meadow, Gilbert (1)                     1986           7       224   197,120        880         97%        $691           $0.79

Rancho Murietta, Tempe                       1983          14       292   253,016        866         95%        $698           $0.81

Scottsdale Courtyards, Scottsdale (1)        1993          18       274   284,175      1,037         99%        $895           $0.86

Scottsdale Meadows, Scottsdale               1984           7       168   149,520        890         95%        $727           $0.82

Shadow Brook, Scottsdale (1)                 1984          17       224   226,296      1,010         98%        $863           $0.85

Shores at Andersen Springs, Chandler (1)     1989          11       299   265,218        887         95%        $776           $0.87

Sonoran, Phoenix (1)                         1995          15       429   413,344        964         93%        $770           $0.80

The Enclave, Tempe (1)                       1994          25       204   194,142        952         98%        $850           $0.89

The Meadows, Mesa                            1984          15       306   247,378        808         92%        $575           $0.71

Towne Square, Chandler                     1987-1996       16       584   560,640        960         96%        $683           $0.71

Villa Encanto, Phoenix                       1983          21       382   309,982        811         93%        $631           $0.78

Village at Lakewood, Phoenix (1)             1988          12       240   205,752        857         95%        $754           $0.88

Harrison Park, Tucson (1)                    1985           6       360   291,240        809         90%        $623           $0.77

La Reserve Villas, Tucson (1)                1988          12       240   216,008        900         97%        $619           $0.69

Orange Grove Village, Tucson (1)           1986-1995       17       400   285,600        714         90%        $561           $0.79

Suntree Village, Tucson (1)                  1986          16       424   345,761        815         92%        $529           $0.65

Arboretum, Tucson (1)                        1987          14       496   439,456        886         97%        $569           $0.64

Item 2. Properties

                                                                                     Average    Occupancy    December, 1997
                                                        Acreage                       Square      As of       Avg. Monthly
                                             Year(s)    (approx-            Square   Footage    December     Rental Rate Per
   Property                                Constructed   imate)     Units   Footage  Per Unit   31, 1997   Unit    Square Foot
-------------------------------------------------------------------------------------------------------------------------------
ARIZONA, continued
Village at Tanque Verde, Tucson (1)         1984-1994       9        217    174,668     805        91%     $571       $0.71

Legends at La Paloma, Tucson                  1995         20        312    325,648   1,044        95%     $783       $0.75

Bear Canyon, Tucson                           1996         14        238    231,640     973        92%     $726       $0.75

Promontory Pointe I&II, Phoenix (1)         1984-1996      27        424    421,446     994        96%     $772       $0.78

The Hawthorne, Phoenix                        1996         10        276    259,784     941        91%     $782       $0.83

Isle at Arrowhead Ranch, Glendale             1996         18        256    244,608     956        95%     $839       $0.88

Ladera, Phoenix                               1995         15        248    243,312     981        96%     $832       $0.85

Ingleside, Phoenix                            1995          5        120    118,664     989        98%     $865       $0.87

The Heritage, Phoenix (1)                     1995          8        204    198,276     972        91%     $797       $0.82

Sun Creek, Glendale (1)                       1985          7        175    129,661     741        94%     $601       $0.81

Silver Creek, Phoenix (1)                     1986          5        174    134,820     775        95%     $614       $0.79

Preserve at Squaw Park, Phoenix (1)           1990          4        108     92,168     853        94%     $836       $0.98

The Palms, Phoenix (1)                        1990          5        132    135,460   1,026        98%     $924       $0.90

Mirador, Phoenix                              1995         16        316    311,928     987        92%     $817       $0.83

La Valencia, Mesa                             1997         18        361    342,946     950        94%     $664       $0.70

ARKANSAS
Combined Little Rock Properties (1)(3)      1974-1975      44      1,039    889,416     856        93%     $520       $0.61

CALIFORNIA
Carmel Terrace, San Diego                    1988-89       20        384    298,588     778        97%     $816       $1.05

Casa Capricorn & Pardee Casas, San Diego    1976-1986      19        388    346,720     894        97%     $800       $0.90

Creekside Oaks, Walnut Creek (1)              1974          7        316    237,952     753        92%     $850       $1.13

Item 2. Properties
                        PROPERTIES-Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997     Unit     Square Foot
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA, continued
Deerwood, San Diego                       1990          29       316    333,079       1,054         95%      $1,072         $1.02

Eagle Canyon, Chino Hills                 1985          32       252    252,493       1,002         93%        $975         $0.97

Emerald Place, Bermuda Dunes              1988          17       240    214,072         892         97%        $622         $0.70

Hathaway, Long Beach                      1987          17       385    266,805         693         95%        $885         $1.28

Lakeville Resort, Petaluma (1)            1984          45       492    461,798         939         98%        $806         $0.86

Lands End, Pacifica                       1974           7       260    161,121         620         97%      $1,062         $1.71

Merrimac Woods, Costa Mesa                1970          39       123     88,160         717         98%        $807         $1.13

Mountain Terrace, Stevenson Ranch         1992          39       510    425,612         835         93%        $878         $1.05

Oak Park North & South, Agoura (1)      1989-1990       24       444    368,600         830         96%      $1,078         $1.30

Park West, Los Angeles                    1990           4       444    315,588         711         95%      $1,015         $1.43

Promenade Terrace, Corona Hills (1)       1990          27       330    360,838       1,093         99%        $882         $0.81

Regency Palms, Huntington Beach           1969          14       310    261,634         844         91%        $866         $1.03

Summer Ridge, Riverside                   1985           6       136    104,832         771         99%        $695         $0.90

Summerset Village, Chatsworth             1985          29       280    286,752       1,024         96%      $1,098         $1.07

Villa Solana, Laguna Hills                1984          13       272    245,104         901         97%        $915         $1.02

Vista Del Lago, Mission Viejo (1)        1986-88        29       608    512,200         842         92%        $941         $1.12

Windridge, Laguna Niguel (1)              1989          19       344    375,312       1,091         95%      $1,046         $0.96

Bay Ridge, San Pedro                      1987           2        60     46,836         781         95%        $908         $1.16

La Mirage, San Diego                    1988-1992       75     1,070    972,689         909         94%      $1,094         $1.20

Item 2. Properties
                       PROPERTIES-Continued

                                                                                                     Occupancy     December, 1997
                                                       Acreage                         Average         As of        Avg. Monthly
                                          Year(s)      (approx-          Square    Square Footage     December      Rental Rate Per
     Property                           Constructed    imate)    Units   Footage      Per Unit        31, 1997   Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA, continued
Harborview, San Pedro (1)                  1985           7       160    171,800        1,074            89%      $1,351      $1.26

Wood Creek, Pleasant Hill                  1987          16       256    257,632        1,006            95%      $1,253      $1.25

Geary Courtyard, San Francisco (1)         1990         0.4       164     85,675          522            86%      $1,123      $2.15

Deerwood, Corona                           1992          15       316    338,345        1,071            94%        $871      $0.81

Larkspur Woods, Sacramento (1)           1989/1993       16       232    253,134        1,091            95%        $959      $0.88

Ridgewood Village, San Diego               1997           9       192    163,336          851            95%        $907      $1.07

The Ashton, Corona (1)                     1986          24       492    457,184          929            90%        $717      $0.77

Canyon Crest Views, Riverside            1982-1983       11       178    212,292        1,193            97%        $945      $0.79

Canyon Ridge, San Diego                    1989           8       162    126,000          778            99%        $854      $1.10

Marquessa, Corona (1)                      1992          14       336    299,744          892            94%        $770      $0.86

Portofino, Chino Hills                     1989          11       176    153,708          873            99%        $860      $0.98

Parkview Terrace, Redlands (1)             1986          32       558    446,856          801            96%        $699      $0.87

Redlands Lawn and Tennis Club, Redland (1) 1986          27       496    394,560          795            93%        $658      $0.83

COLORADO
Cheyenne Crest, Colorado Springs           1984           9       208    175,424          843            96%        $659      $0.78

Glenridge, Colorado Springs (1)            1985           8       220    176,792          804            96%        $648      $0.81

Indian Tree, Arvada                        1983           8       168    140,000          833            95%        $666      $0.80

Trails, Aurora                             1986          11       351    286,964          818            93%        $633      $0.77

Willow Glen, Aurora                        1983          20       384    302,944          789            94%        $614      $0.78

Item 2. Properties

                                                                                  Average    Occupancy      December, 1997
                                                     Acreage                       Square      As of         Avg. Monthly
                                         Year(s)     (approx-           Square    Footage    December      Rental Rate Per
   Property                            Constructed    imate)    Units   Footage   Per Unit   31, 1997      Unit   Square Foot
-----------------------------------------------------------------------------------------------------------------------------
COLORADO, continued
Windmill, Colorado Springs                1985          11       304    180,640      594        97%        $523      $0.88

Yuma Court, Colorado Springs              1985           5        40     37,400      935       100%        $620      $0.66

Village at Bear Creek, Denver           1987-1996       31       472    464,558      984        93%        $848      $0.86

Cimmaron Ridge, Denver                    1984          10       296    229,048      774        93%        $586      $0.76

Colinas Pointe, Denver                    1986          13       272    213,984      787        92%        $647      $0.82

Highland Pointe, Denver                   1984          14       318    237,886      748        97%        $568      $0.76

Ironwood at the Ranch, Denver (1)         1986           9       226    184,081      815        97%        $732      $0.90

The Marks, Denver (1)                   1987-1996       24       616    520,712      845        93%        $741      $0.88

The Registry, Denver                      1987           9       208    156,558      753        98%        $695      $0.92

Sterling Point, Denver                    1979           9       143    130,120      910        94%        $732      $0.80

Warwick Station, Denver (1)               1986          18       332    250,432      754        96%        $689      $0.91

Parkwood East, Fort Collins               1986          25       259    215,064      830        92%        $676      $0.81

Dartmouth Woods, Lakewood (1)             1990          13       201    165,777      825        97%        $708      $0.86

Highline Oaks, Denver (1)                 1986          10       220    170,756      776        94%        $679      $0.88

Crescent at Cherry Creek, Denver (1)      1994           6       216    189,191      876        94%        $821      $0.94

Cierra Crest, Denver                      1996          22       480    439,498      916        95%        $808      $0.88

CONNECTICUT
The Classic, Stamford                     1990           1       144    165,727    1,151        97%      $1,981      $1.72

FLORIDA
Brierwood, Jacksonville                   1974          17       196    263,052    1,342        99%        $642      $0.48


Item 2.  Properties
                          PROPERTIES--Continued

                                                                                        Average    Occupancy       December, 1997
                                                        Acreage                          Square      As of          Avg. Monthly
                                            Year(s)     (approx-              Square    Footage    December       Rental Rate Per
   Property                               Constructed    imate)     Units    Footage    Per Unit   31, 1997     Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
FLORIDA, continued
Casa Cordoba, Tallahassee                   1972-73        12        168     164,336       978        95%       $605       $0.62

Casa Cortez, Tallahassee                     1970           4         66      74,916     1,135        94%       $628       $0.55

Chaparral, Largo                             1976          23        444     451,420     1,017        95%       $613       $0.60

Gatehouse on the Green, Pembroke Pines       1990          21        312     310,140       994        90%       $944       $0.95

Gatehouse at Pine Lake, Plantation           1990          25        296     293,792       993        97%       $861       $0.87

Habitat, Orlando                             1974          17        344     334,352       972        93%       $589       $0.61

Hammock's Place, Miami (1)                   1986          15        296     307,900     1,040        93%       $740       $0.71

Heron Cove, Coral Springs                    1987          12        198     189,932       959        98%       $786       $0.82

Heron Landing, Lauderhill                    1988          11        144     151,684     1,053        94%       $771       $0.73

Heron Run, Plantation                        1987          13        198     185,504       937        93%       $814       $0.87

La Costa Brava, Orlando                      1967          10        194     190,780       983        98%       $639       $0.65

La Costa Brava, Jacksonville (2)            1970-73        30        464     441,268       951        92%       $556       $0.58

Marbrisa, Tampa                              1984          37        224     188,544       842        97%       $589       $0.70

Oaks of Lakebridge, Ormond Beach             1984          12        170     120,792       711        99%       $598       $0.84

Paradise Point, Dania                       1987-90        13        260     226,980       873        99%       $832       $0.95

Pine Harbour, Orlando                        1991          20        366     344,204       940        95%       $690       $0.73

Pines of Springdale, W. Palm Beach           1986           5        151     126,975       841        95%       $632       $0.75

The Place, Fort Meyers                       1986           9        230     183,588       798        96%       $556       $0.70

Combined Ft. Lauderdale Properties (4)     1988-1991       36        737     528,591       717        97%       $878       $1.22

Item 2.  Properties
                          PROPERTIES--Continued

                                                                                        Average    Occupancy       December, 1997
                                                        Acreage                          Square      As of          Avg. Monthly
                                            Year(s)     (approx-              Square    Footage    December       Rental Rate Per
   Property                               Constructed    imate)     Units    Footage    Per Unit   31, 1997     Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
FLORIDA, continued
River Bend, Tampa                            1971          15        296     333,580      1,127       96%       $565       $0.50

Sabal Pointe, Coral Springs                  1995          14        275     355,575      1,293       96%       $896       $0.69

Sawgrass Cove, Bradenton                     1991          28        336     342,880      1,020       94%       $678       $0.66

Springs Colony, Altamonte Springs (1)        1986          10        188     161,168        857       96%       $589       $0.69

Stonelake Club, Ocala                        1986          15        240     194,320        810       95%       $511       $0.63

Woodlake at Killearn, Tallahassee           1986-90        25        352     305,480        868       91%       $610       $0.70

Banyan Lake, Boynton Beach                   1986          30        288     264,636        919       94%       $712       $0.77

Boynton Place, Boynton Beach                 1989          12        192     195,840      1,020       95%       $715       $0.70

Crosswinds, St. Petersburg                   1986          17        208     154,224        741       97%       $567       $0.77

Sabal Palm, Pompano Beach                    1989          23        416     384,032        923       96%       $762       $0.83

Summit Chase, Coral Springs                  1985           9        140     134,586        961       94%       $714       $0.74

Mariners Wharf, Orange Park                  1989          28        272     305,392      1,123       95%       $753       $0.67

Northlake, Jacksonville                      1989          20        240     193,832        808       94%       $596       $0.74

Ocean Walk, Key West (1)                     1990          16        296     208,256        704       97%       $828       $1.18

Silver Springs, Jacksonville                 1985          25        432     361,372        836       95%       $547       $0.65

Tivoli Lakes, Deerfield Beach                1991          15        278     247,336        890       96%       $789       $0.89

Westwood Pines, Tamarac                      1991          15        208     204,460        983       96%       $799       $0.81

Hidden Palms, Tampa (1)                      1986          14        256     201,518        787       97%       $542       $0.69

Vinings at Ashley Lake, Boynton Beach (1)    1990          36        440     432,756        984       93%       $649       $0.66

Item 2.  Properties
                          PROPERTIES--Continued

                                                                                        Average    Occupancy       December, 1997
                                                        Acreage                          Square      As of          Avg. Monthly
                                            Year(s)     (approx-              Square    Footage    December       Rental Rate Per
   Property                               Constructed    imate)     Units    Footage    Per Unit   31, 1997     Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
GEORGIA
Frey, Atlanta (1)                            1985          44        489     453,760        928       90%       $704       $0.76

Governor's Place, Augusta                    1972           9        190     191,580      1,008       91%       $449       $0.45

Greengate, Marietta                          1971          11        152     157,808      1,038       92%       $646       $0.62

Holcomb Bridge, Atlanta (1)                  1985          36        437     419,150        959       96%       $703       $0.73

Ivy Place, Atlanta                           1978          15        122     180,830      1,482       94%       $919       $0.62

Longwood, Decatur                            1992           9        268     216,970        810       96%       $742       $0.92

Maxwell House, Augusta                       1951           1        216      97,173        450       96%       $371       $0.82

Park Knoll, Marietta                         1983          41        484     587,250      1,213       97%       $821       $0.68

Preston Lake, Tucker                        1984-86        32        320     338,130      1,057       97%       $698       $0.66

Roswell, Atlanta (1)                         1985          30        236     225,598        956       98%       $731       $0.76

Terraces at Peachtree, Atlanta               1987           1         96      86,800        904       98%       $913       $1.01

Woodland Hills, Decatur                      1985          19        228     266,304      1,168       97%       $788       $0.67

Paces (combined), Atlanta (8)              1984-1989       41        610     592,936        972       94%       $768       $0.79

North Hill, Atlanta (1)                      1984          30        420     481,150      1,146       93%       $764       $0.67

The Clarion, Decatur                         1990           9        217     211,582        975       94%       $756       $0.78

Garden Lake, Riverdale                       1991          19        278     274,256        986       91%       $645       $0.65

Highland Grove, Stone Mountain               1988          20        268     243,360        908       94%       $671       $0.74

Governor's Point, Roswell (1)              1982/1986       34        468     587,176      1,255       94%       $783       $0.62

The Arboretum, Atlanta                       1970          18        312     301,139        965       94%       $790       $0.82

Item 2.  Properties
                          PROPERTIES--Continued

                                                                                        Average    Occupancy       December, 1997
                                                        Acreage                          Square      As of          Avg. Monthly
                                            Year(s)     (approx-              Square    Footage    December       Rental Rate Per
   Property                               Constructed    imate)     Units    Footage    Per Unit   31, 1997     Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
IDAHO
The Seasons, Boise                           1990           6         120    108,460        904       97%        $631      $0.70

ILLINOIS
Bourbon Square, Palatine (1)                1984-87        47         612    875,160      1,430       98%      $1,034      $0.72

Four Lakes III-V, Lisle (1)                1968-1988      107       1,420   1,108,45        781       93%        $819      $1.05

Spice Run, Naperville                        1988          32         400    396,320        991       98%        $862      $0.87

Chantecleer Lakes, Naperville (1)            1986          19         304    280,536        923       97%        $894      $0.97

Glenlake Club, Glendale Heights (1)          1988          17         336    268,560        799       91%        $767      $0.96

INDIANA
Idlewood, Indianapolis (1)                   1991          28         320    262,355        820       90%        $621      $0.76

IOWA
3000 Grand, Des Moines                       1970           6         186    199,530      1,073       94%        $829      $0.77

Regency Woods, West Des Moines (1)           1986          11         200    165,880        829       97%        $515      $0.62

KANSAS
Cedar Crest, Overland Park                   1986          30         466    430,034        923       98%        $632      $0.68

Essex Place, Overland Park                  1970-84        34         352    429,048      1,219       96%        $792      $0.65

Rosehill Pointe, Lenexa                      1984          35         498    459,318        922       93%        $611      $0.66

Silverwood, Mission (1)                      1986          15         280    234,876        839       98%        $632      $0.75

Sunnyoak Village, Overland Park              1984          46         548    492,700        899       98%        $588      $0.65

Concorde Bridge, Overland Park               1973          26         248    403,808      1,628       94%        $798      $0.49

KENTUCKY
Cloisters on the Green, Lexington            1974          12         228    196,560        862       97%        $576      $0.67

Doral, Louisville                            1972          10         228    293,106      1,286       95%        $618      $0.48

Item 2. Properties
                     PROPERTIES- Continued

                                                                                                   Occupancy      December, 1997
                                                         Acreage                        Average      As of         Avg. Monthly
                                              Year(s)    (approx-          Square   Square Footage  December      Rental Rate Per
     Property                               Constructed  imate)    Units   Footage     Per Unit     31, 1997   Unit      Square Foot
------------------------------------------------------------------------------------------------------------------------------------
KENTUCKY, continued
Mallgate, Louisville                            1969          24      540   535,444       992           93%      $551          $0.56

Sonnet Cove I-II, Lexington                   1972-1974       14      331   346,675     1,047           94%      $627          $0.60

Breckinridge Court, Lexington (1)             1986-1987       16      382   276,010       723           95%      $464          $0.64

River Oak, Louisville                           1989          16      268   200,056       746           95%      $516          $0.69

MAINE
Junipers of Yarmouth, Yarmouth                  1970           9      225   188,000       836           97%      $662          $0.79

Tamarlane, Portland                             1986          19      115   101,801       885           98%      $716          $0.81

MARYLAND
Canterbury, Germantown (1)                      1986          23      544   481,083       884           97%      $719          $0.81

Country Club I & II, Silver Spring (1)        1980-1982       20      376   371,296       987           95%      $770          $0.78

Georgian Woods II, Wheaton (1)                  1967          17      371   305,693       824           98%      $777          $0.94

Greenwich Woods & Hollyview,
  Silver Springs (6)                          1965-1967       14      606   546,518       902           97%      $755          $0.84

Marymont, Laurel                               1987-88        10      308   251,264       816           96%      $771          $0.95

Northhampton I & II, Largo (1)                1977-1988       58      620   564,399       910           96%      $806          $0.89

Oak Mill II, Germantown (1)                     1985           8      192   165,611       863           96%      $716          $0.83

Town Centre III & IV, Laurel (1)              1968-1969       30      562   553,083       984           98%      $721          $0.73

Yorktowne at Olde Mill, Millersville            1974          21      216   195,100       903           97%      $691          $0.77

MASSACHUSETTS
Lincoln Heights, Quincy                         1991          16      336   266,590       793           93%    $1,079          $1.36

Crystal Village, Attleboro                      1974           7      91     92,880     1,021          100%      $871          $0.85

Mill Village, Randolph                         1971-77        11      310   237,755       767           97%      $735          $0.96

Item 2. Properties
                       PROPERTIES- Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
MICHIGAN
Country Ridge, Farmington Hills            1986         18        252    278,060      1,103         92%     $838          $0.76

Hidden Valley, Ann Arbor                   1973         28        324    237,348        733         96%     $717          $0.98

Lake in the Woods, Ypsilanti               1969        175      1,028    971,873        945         95%     $736          $0.78

Pines of Cloverlane, Pittsfield Townsh   1975-79        63        582    471,966        811         96%     $624          $0.77

Walden Wood, Southfield (1)                1972         20        210    295,080      1,405         95%     $879          $0.63

Arbor Glen, Pittsfield Township            1990         22        220    195,996        891         95%     $600          $0.67

Burwick Farms, Howell                      1991         37        264    274,540      1,040         95%     $786          $0.76

Woodcrest Villa, Westland                  1970         26        458    425,200        928         93%     $561          $0.60

Woodland Meadows, Ann Arbor             1987-1989       34        306    392,930      1,284         89%   $1,075          $0.84

MINNESOTA
Park Place I & II, Plymouth (1)            1986         60        500    569,768      1,140         94%     $800          $0.70

Fountain Place I, Eden Prairie (1)(7)      1989         22        332    382,170      1,151         97%     $768          $0.67

Fountain Place II, Eden Prairie (1)(7)     1989                   158    162,598      1,029         97%     $771          $0.75

Royal Oaks, Eagan (1)                      1989         20        231    209,384        906         98%     $740          $0.82

Trailway Pond I, Burnsville (1)(7)         1988         21         75     70,283        937         95%     $684          $0.73

Trailway Pond II, Burnsville (1)(7)        1988                   165    155,395        942         95%     $675          $0.72

Valley Creek I, Woodbury (1)(7)            1989         40        225    212,100        943         92%     $713          $0.76

Valley Creek II, Woodbury (1)(7)           1990                   177    168,258        951         96%     $717          $0.75

White Bear Woods I, White Bear Lake (1)    1989          4        225    211,992        942         96%     $736          $0.78

Woodlane Place I, Woodbury (1)             1989         32        216    297,902      1,379         95%     $870          $0.63

Woodlands of Minnetonka, Minnetonka        1988         14        248    268,640      1,083         98%     $880          $0.81

Item 2. Properties
                      PROPERTIES- Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
MISSOURI
Hunters Glen, Chesterfield                 1985         19       192    156,489        815          98%     $654           $0.80

Sleepy Hollow, Kansas City (1)             1987         33       388    325,486        839          93%     $566           $0.67

Hunters Ridge, St. Louis (1)               1987         13       198    178,448        901          95%     $616           $0.68

South Pointe, St. Louis (1)                1986          8       192    155,520        810          92%     $602           $0.74

Ethan's Ridge I, Kansas City (1)(7)        1988                  316    283,944        899          92%     $542           $0.60

Ethan's Ridge II, Kansas City (1)(7)       1990         52       242    196,614        812          89%     $534           $0.66

Ethan's Glen III, Kansas City (1)(7)       1990                   48     33,600        700          88%     $484           $0.69

NEVADA
Catalina Shores, Las Vegas                 1989         13       240    211,200        880          93%     $716           $0.81

Cypress Point, Las Vegas                   1989          9       212    179,800        848          97%     $698           $0.82

Desert Park, Las Vegas                     1987         15       368    172,513        469          87%     $519           $1.11

Fountains at Flamingo, Las Vegas          1989-91       30       521    417,870        802          94%     $687           $0.86

Newport Cove, Henderson                    1983         10       140    152,600      1,090          96%     $777           $0.71

Silver Shadow, Las Vegas                   1992          9       200    194,656        973          90%     $716           $0.74

Sunrise Springs, Las Vegas                 1989         10       192    164,424        856          94%     $681           $0.80

Trails, Las Vegas                          1988         28       440    453,656      1,031          94%     $757           $0.73

Catalina Shores, Las Vegas (Wellsford)     1989         14       256    230,872        902          97%     $651           $0.72

Crossing at Green Valley, Las Vegas        1986         15       384    330,714        861          96%     $654           $0.76

Reflections at the Lakes, Las Vegas        1989         16       326    274,992        844          98%     $669           $0.79

NEW HAMPSHIRE
Wellington Hill, Manchester (1)            1987         40       390    394,627      1,012          96%     $753           $0.74

Item 2. Properties
                      PROPERTIES- Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
NEW JERSEY
Ravens Crest, Plainsboro (1)              1984          19       704    583,176        828          96%      $854          $1.03

NEW MEXICO
Pueblo Villas, Albuquerque                1975          12       232    173,118        746          94%      $557          $0.75

Mountain Run, Albuquerque                 1985          16       472    335,744        711          95%      $554          $0.78

NORTH CAROLINA
Bainbridge, Durham                        1984          24       216    191,240        885          94%      $705          $0.80

Bridgeport, Raleigh                       1990          17       276    252,190        914          95%      $724          $0.79

Deerwood Meadows, Greensboro              1986          44       297    217,757        733          94%      $562          $0.77

East Pointe, Charlotte (1)                1987          29       310    301,560        973          97%      $650          $0.67

Laurel Ridge, Chapel Hill                 1975          13       160    158,964        994          98%      $727          $0.73

McAlpine Ridge, Charlotte                1989-90        15       320    238,125        744          96%      $580          $0.78

Pine Meadow, Greensboro (1)               1974          14       204    226,600      1,111          95%      $633          $0.57

Rock Creek, Corrboro                      1986          16       188    153,548        817          97%      $682          $0.84

Winterwood, Charlotte (1)                 1986          23       384    369,260        962          96%      $675          $0.70

Woodbridge, Cary (1)                     1993-95        28       344    315,624        918          95%      $733          $0.80

Woodscape & Woods of North Bend,
 Raleigh                                1979-1983       55       475    430,167        906          96%      $640          $0.71

The Cardinal, Greensboro (1)              1994          17       256    237,727        913          93%      $574          $0.63

Willow Brook, Durham                      1986          21       176    139,860        795          91%      $681          $0.86

The Atrium, Durham                        1989          16       208    196,596        945          95%      $645          $0.68

The Cedars, Charlotte                     1983          32       360    312,400        868          92%      $548          $0.63

The Chimneys, Charlotte                   1974          16       214    150,152        702          95%      $505          $0.72

Creekwood, Charlotte                    1987-1990       23       384    322,868        841          93%      $792          $0.94

Hidden Oaks & Northwoods Village,
 Cary (5)                               1986-1988       26       444    345,358        778          95%      $660          $0.85

Item 2. Properties
                      PROPERTIES- Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
OHIO
Olentangy Commons, Columbus                1972          76      827    981,190       1,186         99%     $773          $0.65

Reserve Square, Cleveland                  1973           4      765    631,803         826         86%     $917          $1.11

University Park, Toledo                    1965           2       99     49,950         505         95%     $456          $0.90

Village of Hampshire Heights, Toledo       1950          10      304    187,624         617         83%     $431          $0.70

Eastland on the Lake, Columbus             1973          32      376    274,704         724         90%     $431          $0.60

Orchard of Landen, Maineville (1)       1985-1988        33      312    288,514         925         96%     $695          $0.75

OKLAHOMA
Brittany Square, Tulsa                     1982           8      212    170,516         804         92%     $524          $0.65

The Lodge, Tulsa                           1979          11      208    152,240         732         97%     $432          $0.59

Augusta, Oklahoma City                     1986           7      197    153,308         778         95%     $531          $0.68

Heritage Park, Oklahoma City               1983          23      452    392,218         868         95%     $410          $0.47

Invitational, Oklahoma City                1983          10      344    254,976         741         97%     $440          $0.59

Raindance, Oklahoma City                   1984          22      504    327,248         649         94%     $358          $0.55

Windrush, Oklahoma City                    1982          10      160    130,112         813         99%     $501          $0.62

Wellsford Oaks, Tulsa                      1991           9      300    216,368         721         96%     $529          $0.73

Huntington Hollow, Tulsa                   1981           9      288    180,648         627         96%     $371          $0.59

One Eton Square, Tulsa                     1985          17      448    313,904         701         95%     $531          $0.76

Silver Springs & Woodland Oaks, Tulsa   1983-1984        24      428    323,977         757         99%     $503          $0.66

Item 2. Properties
                      PROPERTIES-Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA, continued
Riverside Park, Tulsa (1)                 1994           9       288    237,283          824        93%     $576           $0.70

OREGON
Bridgecreek, Wilsonville                  1987          22       315    274,236          871        92%     $677           $0.78

Kempton Downs, Gresham                    1990          12       278    277,536          998        88%     $698           $0.70

Meadowcreek, Tigard (1)                   1985          15       304    247,690          815        94%     $661           $0.81

Tanasbourne Terrace, Hillsboro           1986-89        18       373    363,758          975        95%     $747           $0.77

Tanglewood, Lake Oswego                   1976           8       158    200,660        1,270        88%     $847           $0.67

Woodcreek, Beaverton (1)                 1982-84        22       440    335,120          762        95%     $598           $0.79

Knight's Castle, Wilsonville              1991          22       296    251,627          850        92%     $649           $0.76

Club at Tanasbourne, Hillsboro            1990          19       352    302,902          861        91%     $698           $0.81

Club at the Green, Beaverton              1991          15       254    238,850          940        92%     $692           $0.74

Country Gables, Beaverton (1)             1991          15       288    275,463          956        92%     $720           $0.75

Watermark Square, Portland (1)            1990          12       390    350,945          900        95%     $637           $0.71

SOUTH CAROLINA
Mallard Cove, Greenville                  1983          14       211    264,187        1,252        99%     $583           $0.47

Carolina Crossing, Greenville             1967           6       156    121,200          777        94%     $432           $0.56

Gleneagle, Greenville                     1990          14       192    177,264          923        94%     $544           $0.59

Greyeagle, Greenville                     1991          11       156    154,624          991        96%     $549           $0.55

Hickory Ridge, Greenville                 1968           4        90     72,392          804        98%     $446           $0.55

Tamarind at Stoneridge, Columbia          1985          15       240    200,976          837        88%     $534           $0.64

TENNESSEE
Arbors of Hickory Hollow, Nashville (1)   1986          31       336    337,260        1,004        95%     $637           $0.63

Item 2. Properties
                      PROPERTIES--Continued

                                                                                                 Occupancy      December, 1997
                                                       Acreage                        Average      As of         Avg. Monthly
                                          Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                           Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
TENNESSEE, continued
Arbors of Brentwood, Nashville (1)        1986-87        41       346    320,993         928          92%     $690          $0.74

Brixworth, Nashville                        1985          6       216    144,912         671          92%     $745          $1.11

Canterchase, Nashville (1)                  1985         22       235    170,140         724          97%     $542          $0.75

Ridgemont, Chattanooga                      1988         21       280    236,530         845          97%     $506          $0.60

Mountain Brook, Chattanooga                 1987         43       226    192,200         850          95%     $476          $0.56

Spinnaker Cove, Nashville (1)               1986         21       278    238,524         858          95%     $676          $0.79

Wyndridge II , Memphis (1)(7)               1988         59       284    263,962         929          95%     $616          $0.66

Wyndridge III, Memphis (1)(7)               1988                  284    263,962         929          94%     $613          $0.66

The Willows, Knoxville (1)               1987-1988       19       250    219,760         879          91%     $612          $0.70

Farmington Gates, Germantown                1976         11       182    192,428       1,057          93%     $610          $0.58

Ridgeway Commons, Memphis                   1970         12       127    168,650       1,328          87%     $623          $0.47

Village of Sycamore Ridge, Memphis          1977         14       114    148,560       1,313          93%     $624          $0.48

Cambridge at Hickory Hollow, Nashville      1997         24       360    358,776         997          73%     $717          $0.72

Trinity Lakes & Autumn Creek, Cordova(1) 1985-1991       40       540    484,374         897          94%     $603          $0.67

Preakness, Antioch (1)                      1986         13       260    193,500         744          96%     $548          $0.74

TEXAS
7979 Westheimer, Houston                    1973         15       459    401,571         875          94%     $646          $0.74

Altamonte, San Antonio (1)                  1985         17       432    322,928         748          97%     $527          $0.70

Arbors of Las Colinas, Irving               1985         15       408    334,556         820          99%     $679          $0.83

Breton Mill, Houston (1)                    1986         14       392    294,152         750          99%     $564          $0.75

Celebration at Westchase, Houston           1979         13       367    305,609         833          98%     $565          $0.68

Item 2. Properties
                       PROPERTIES-Continued

                                                                                                Occupancy      December, 1997
                                                      Acreage                        Average      As of         Avg. Monthly
                                         Year(s)      (approx-          Square   Square Footage  December      Rental Rate Per
     Property                          Constructed    imate)    Units   Footage     Per Unit     31, 1997   Unit       Square Foot
----------------------------------------------------------------------------------------------------------------------------------
TEXAS, continued
Champion Oaks, Houston (1)                1984          10       252    190,628       756           97%     $561          $0.74

Dawntree, Carrollton                      1982          23       400    370,152       925           96%     $604          $0.65

Forest Ridge, Arlington                  1984-85        29       660    555,364       841           94%     $614          $0.73

Fountainhead I-III, San Antonio (1)      1985-87        23       688    457,616       665           96%     $515          $0.77

Harbour Landing, Corpus Christi           1985          11       284    193,288       681           96%     $543          $0.80

Hampton Green, San Antonio                1979          11       293    222,341       759           94%     $483          $0.64

Hearthstone, San Antonio                  1982          11       252    167,464       665           95%     $434          $0.65

Hunter's Green, Fort Worth (1)            1981          10       248    188,720       761           98%     $491          $0.65

Keystone, Austin (1)                      1981           6       166    111,440       671           97%     $570          $0.85

Kingswood Manor, San Antonio              1983           6       129    109,996       853           91%     $523          $0.61

Lakewood Oaks, Dallas                     1987          12       352    257,606       732           97%     $678          $0.93

Lincoln Green I-III, San Antonio         1984-86        24       680    465,664       685           98%     $480          $0.70

Marina Club, Ft. Worth                    1987          14       387    265,475       686           95%     $477          $0.70

Northgate Village, San Antonio            1984          10       264    214,928       814           98%     $509          $0.63

Parkwest, Austin                          1985          15       196    179,046       914           97%     $736          $0.81

Preston in Willow Bend, Plano             1985          13       229    233,893     1,021           95%     $768          $0.75

Ridgetree, Dallas                         1983          17       798    597,642       749           93%     $527          $0.70

Saddle Creek, Carrollton                  1980          16       238    244,488     1,027           95%     $690          $0.67

Songbird, San Antonio (1)                 1981          15       262    277,720     1,060           91%     $633          $0.60

Sutton Place, Dallas                      1985          10       456    301,440       661           98%     $601          $0.91

Item 2. Properties

                                                                                                Occupancy         December, 1997
                                                    Acreage                         Average       As of            Avg. Monthly
                                       Year(s)      (approx-           Square    Square Footage  December         Rental Rate Per
     Property                        Constructed     imate)    Units   Footage      Per Unit     31, 1997       Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------
TEXAS, continued
The Lodge, San Antonio                  1979           10       384    259,512         676         93%          $493           $0.73

The Trails, Arlington                   1984            9       208    141,696         681         98%          $528           $0.78

Village Oaks, Austin (1)                1984           13       280    199,152         711         99%          $667           $0.94

Woodmoor, Austin                        1981            9       208    151,348         728         99%          $580           $0.80

Burn Brae, Dallas                       1984           12       282    221,966         787         97%          $556           $0.71

Calais, Dallas                          1986           13       264    206,210         781         94%          $593           $0.76

Copperfield, San Antonio                1984           10       258    197,736         766         95%          $498           $0.65

Countryside, San Antonio                1980            9       220    159,214         724         95%          $475           $0.66

Forest Valley, San Antonio              1983            8       185    149,493         808         95%          $531           $0.66

Landera, San Antonio                    1983            9       184    168,176         914         96%          $571           $0.62

The Overlook, San Antonio               1985           16       411    298,133         725         97%          $461           $0.64

Regatta, San Antonio                    1983           10       200    171,634         858         98%          $574           $0.67

Trails End, San Antonio                 1983           19       308    202,376         657         96%          $458           $0.70

Villas of Oak Creste, San Antonio       1979           10       280    208,446         744         91%          $464           $0.62

Waterford, San Antonio                  1983            5       133    87,376          657         93%          $495           $0.75

Foxchase, Grand Prairie                 1983           15       260    243,218         935         94%          $584           $0.62

Cambridge Village, Lewisville           1987           10       200    160,036         800         95%          $668           $0.84

Rincon, Houston                         1996            5       288    240,787         836         96%          $894           $1.07

Trails at Dominion, Houston (1)       1992-1995        55       843    766,592         909         94%          $684           $0.75

Town Center, Kingwood                   1994           10       258    220,630         855         94%          $757           $0.89

Preston Bend, Dallas (1)                1986            9       255    185,364         727         93%          $636           $0.87

Item 2. Properties
                             PROPERTIES- Continued

                                                                                                Occupancy         December, 1997
                                                    Acreage                         Average       As of            Avg. Monthly
                                       Year(s)      (approx-           Square    Square Footage  December         Rental Rate Per
     Property                        Constructed     imate)    Units   Footage      Per Unit     31, 1997       Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------
TEXAS, continued
Blue Swan, San Antonio (1)              1985-1994      12       285    226,036         793         92%          $540           $0.68

Jefferson at Walnut Creek, Austin (1)     1994         20       342    286,188         837         95%          $776           $0.93

Kirby Place, Houston (1)                  1994          9       362    359,931         994         95%          $991           $1.00

Parkridge Place, Irving                   1985         23       536    455,496         850         98%          $625           $0.74

Chartwell Court, Houston                  1995         14       243    253,553       1,043         96%          $764           $0.73

UTAH
Quail Cove, Salt Lake City                1987         17       420    362,580         863         93%          $581           $0.67

Settlers Point, Salt Lake City            1986         16       288    263,040         913         93%          $639           $0.70

Springs of Country Woods, Salt Lake City  1982         24       590    486,648         825         94%          $614           $0.74

Brookfield, Salt Lake City                1985          6       128    101,424         792         95%          $603           $0.76

VIRGINIA
Amberton, Manassas (1)                    1986          7       190    143,402         755         96%          $706           $0.94

Kingsport, Alexandria                     1985         13       416    285,793         687         99%          $700           $1.02

Saddle Ridge, Ashburn                     1989         14       216    194,142         899         92%          $862           $0.96

Sheffield Court, Arlington                1986         14       597    356,822         598         98%          $839           $1.40

Tanglewood, Manassas (1)                  1987         29       432    388,704         900         93%          $729           $0.81

Wilde Lake, Richmond (1)                  1989         18       189    172,980         915         94%          $695           $0.76

Woodside, Lorton                          1987         13       252    231,781         920         96%          $789           $0.86

Cascade at Landmark, Alexandria           1990          5       277    272,720         985         96%          $934           $0.95

Brookridge, Centreville (1)               1989         15       252    252,353       1,001         96%          $810           $0.81

WASHINGTON
2900 on First, Seattle                   1989-91        1       135    87,320          647         98%          $879           $1.36

Item 2. Properties
                             PROPERTIES- Continued

                                                                                                Occupancy         December, 1997
                                                    Acreage                         Average       As of            Avg. Monthly
                                       Year(s)      (approx-           Square    Square Footage  December         Rental Rate Per
     Property                        Constructed     imate)    Units   Footage      Per Unit     31, 1997       Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------
WASHINGTON, continued
Brentwood, Vancouver                  1990           14       296    286,132         967         94%          $663           $0.69

Chandler's Bay I, Kent                1989           36       293    278,874         952         94%          $740           $0.78

Charter Club, Everett                 1991           12       201    172,773         860         97%          $736           $0.86

Creekside, Mountlake Terrace (1)      1987           43       512    407,296         796         94%          $714           $0.90

Eagle Rim, Redmond                   1986-88         20       156    137,920         884         94%          $807           $0.91

Edgewood, Woodinville (1)             1986           10       203    166,299         819         98%          $743           $0.91

Fox Run, Federal Way                  1988            5       143    127,960         895         96%          $670           $0.75

Huntington Park, Everett              1991           14       381    307,793         808         96%          $705           $0.87

Newport Heights, Seattle              1985            5        80     59,056         738         99%          $721           $0.98

Orchard Ridge, Lynnwood               1988            6       104     86,548         832         97%          $707           $0.85

Pointe East, Redmond                  1988            6        76     83,280       1,096         91%        $1,027           $0.94

Village of Newport, Federal Way       1987            4       100     76,890         769         94%          $616           $0.80

Waterstone Place, Federal Way         1990           37       750    616,436         822         94%          $611           $0.74

Wellington, Silverdale (1)            1990           11       240    214,024         892         88%          $635           $0.71

North Creek Heights, Seattle          1990            9       114    104,306         915         97%          $832           $0.91

Panther Ridge, Seattle                1980           20       260    221,000         850         94%          $569           $0.67

Highland Creste, Seattle              1989           10       198    192,556         973         98%          $646           $0.66

Ridgegate, Seattle                    1990            9       153    141,594         925         96%          $690           $0.75

Whitedove Pointe, Seattle             1992            5        96    102,834       1,071         96%          $783           $0.73

Cherry Hill, Seattle                  1991            7       108    101,390         939         97%          $801           $0.85

                                      39

Item 2. Properties

                                                                                  Average    Occupancy      December, 1997
                                                     Acreage                       Square      As of         Avg. Monthly
                                         Year(s)     (approx-           Square    Footage    December      Rental Rate Per
   Property                            Constructed    imate)    Units   Footage   Per Unit   31, 1997    Unit     Square Foot
-----------------------------------------------------------------------------------------------------------------------------
WASHINGTON, continued
Plum Tree Park, Seattle                   1991           8       196    174,310      889        96%      $723        $0.81

Firdale Village, Seattle                  1986          23       386    323,522      838        95%      $730        $0.87

Martha Lake, Seattle                      1991           8       155    135,662      875       100%      $694        $0.79

Country Club Village, Seattle             1991           7       151    157,898    1,046        92%      $889        $0.85

2300 Elliott, Seattle                     1992         0.5        91     67,403      741        93%      $892        $1.20

Metropolitan Park, Seattle                1991         0.4        82     49,702      606        92%      $836        $1.38

Seventh and James, Seattle                1992         0.7        96     61,282      638        93%      $827        $1.30

Merrill Creek, Tacoma                     1994          15       149    138,867      932        95%      $662        $0.71

Stoney Creek, Tacoma                      1990          16       231    211,580      916        93%      $646        $0.71

Windridge, Tacoma                         1989           4        80     65,111      814        90%      $563        $0.69

Surprise Lake Village, Tacoma             1986          32       338    328,032      971        93%      $699        $0.72

Chestnut Hills, Tacoma                    1991           8       157    143,236      912        98%      $580        $0.64

The Hamptons, Tacoma (1)                  1991          11       230    202,324      880        95%      $955        $1.09

Gold Pointe, Tacoma                       1990           5        84     88,422    1,053        92%      $812        $0.77

The Village at Seeley Lake, Tacoma        1990          17       522    469,180      899        92%      $634        $0.71

Westridge, Tacoma                       1987-1991       38       714    686,675      962        94%      $667        $0.69

The Ridgetop, Tacoma                      1988          13       221    197,250      893        78%      $635        $0.71

Gates of Redmond I & II, Redmond (1)    1979-1989       15       280    249,728      892        92%      $892        $1.00

Summit at Lake Union                    1995-1997        1       150    109,352      729        92%      $959        $1.32

Indigo Springs, Kent (1)                  1991          24       278    255,360      919        96%      $727        $0.79


Item 2. Properties

                                                                                     Average    Occupancy      December, 1997
                                                     Acreage                          Square      As of         Avg. Monthly
                                         Year(s)     (approx-           Square       Footage    December      Rental Rate Per
   Property                            Constructed    imate)    Units   Footage      Per Unit   31, 1997    Unit     Square Foot
--------------------------------------------------------------------------------------------------------------------------------
WASHINGTON, continued
Waterford at the Lakes, Kent              1990          18         344      313,514     911        89%      $730        $0.80

James Street Crossing, Kent (1)           1989          21         300      250,368     835        99%      $641        $0.77
                                                     ---------------------------------------------------------------------------
TOTAL PROPERTIES:                                    7,873     134,247  118,928,676
                                                     ---------------------------------------------------------------------------
AVERAGE:                                                17         293      259,670     886        95%      $696        $0.79
                                                     ===========================================================================


(1) Encumbered by a third party mortgage.

(2) Includes La Costa Brava (JAX) and Cedar Cove.

(3) Includes Fox Run, Greenwood Forest, Walnut Ridge, Williamsburg

(4) Includes Port Royale I, Port Royale II, and Lincoln Harbor. Lincoln Harbor is encumbered by a third party mortgage

(5) Northwoods Village is encumbered by a third party mortgage.

(6) Greenwich Woods is encumbered by a third party mortgage.

(7) Acreage is for combined phases.

(8) Includes Paces Station and Paces on the Green.

Item 2. Properties

     Development and Construction Activity

          The apartment communities under construction and in lease up are listed below:

                                                                                     Actual        Actual or
                                                 Average         Estimated          Date of        Estimated          Estimated
                                       Total    Unit Size    Construction Cost    Construction    Commencement    Date of Stabilized
        Name                City       Units    (Sq. Ft.)       (Millions)        Commencement    of Lease-Up         Occupancy
------------------------------------------------------------------------------------------------------------------------------------
ARIZONA
Montierra                Scottsdale     249       1,052             $21               3:97            2:98               1:99
The Retreat, Phase I      Phoenix       240         973              14               1:97            3:97               2:98
The Retreat, Phase II     Phoenix       240         973              17               3:97            2:98               1:99
Vista Grove                 Mesa        224         911              14               1:97            3:97               2:98
                                        ---                         ---
 TOTAL                                  953                         $66
                                        ===                         ===

     ADDITIONAL PROPERTIES

                                                                                  Average     Occupancy        December, 1997
                                                     Acreage                       Square       As of           Avg. Monthly
                                         Year(s)     (approx-           Square    Footage    December 31,     Rental Rate Per
   Property                            Constructed    imate)    Units   Footage   Per Unit      1997        Unit     Square Foot
--------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Brookside Place, Stockton (9)              1981         10         90     96,664    1,074       98%           $738         $0.69

Canyon Creek, San Ramon (9)                1984         13        268    257,676      961       91%         $1,155         $1.20

Cobblestone Village, Fresno (9)            1983         15        162    153,118      945       96%           $559         $0.59

Country Oaks, Agoura (9)                   1985         15        256    258,558    1,010       94%         $1,245         $1.23

Edgewater, Bakersfield (9)                 1984         15        258    240,322      931       95%           $659         $0.71

Feather River, Stockton (9)                1981          8        128     97,328      760       94%           $550         $0.72

Hidden Lake, Sacramento (9)                1985         17        272    261,808      963       95%           $704         $0.73

Lakeview, Lodi (9)                         1983          9        138    136,972      993       97%           $706         $0.71

Lantern Cove, Foster City (9)              1985         17        232    228,432      985       87%         $1,614         $1.64

Schooner Bay I, Foster City (9)            1985         12.5      168    167,345      996       91%         $1,747         $1.75

Schooner Bay II, Foster City (9)           1985         12.5      144    143,442      996       94%         $1,734         $1.74

South Shore, Stockton (9)                  1979          8        129    141,055    1,093       94%           $752         $0.70

Waterfield Square I, Stockton (9)          1984         10        170    160,100      942       93%           $581         $0.62

Waterfield Square II, Stockton (9)         1984          9        158    151,488      959       98%           $601         $0.63

Willow Brook, Pleasant Hill (9)            1985         12        228    234,840    1,030       93%         $1,281         $1.24

Willow Creek, Fresno (9)                   1984          7        116    118,422    1,021       94%           $670         $0.66

COLORADO
Deerfield, Denver (9)                      1983          9        158    146,380      926       96%           $728         $0.79

Foxridge, Englewood (9)                    1984         15        300    292,992      977       96%           $789         $0.81

ILLINOIS
Glengarry Club, Bloomingdale (10)          1990         16        250    215,098      860       99%           $880         $1.02


     ADDITIONAL PROPERTIES

                                                                                      Average     Occupancy      December, 1997
                                                        Acreage                        Square       As of         Avg. Monthly
                                            Year(s)     (approx-           Square     Footage    December 31,   Rental Rate Per
   Property                               Constructed    imate)    Units   Footage    Per Unit      1997      Unit     Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
MINNESOTA
The Gates at Carlson, Minnetonka (10)         1989         17        435     396,300      911       96%         $807         $0.89

NEW MEXICO
Mesa Del Oso, Albuquerque (9)                 1983         25        221     252,169    1,141       94%         $902         $0.79

Tierra Antigua, Albuquerque (9)               1985          9        148     152,241    1,029       96%         $762         $0.74

OKLAHOMA
Lakewood, Tulsa (9)                           1985          9        152     157,372    1,035       98%         $676         $0.65

WISCONSIN
Plum Tree I, II & III, Hales Corner (10)    1987-1989      27        332     355,074    1,070       96%         $942         $0.88

Ravinia, Greenfield (10)                      1991         19        206     219,932    1,068       96%         $832         $0.78

Woodlands of Brookfield, Brookfield (10)      1990         35        148     185,320    1,252       97%       $1,260         $1.01
                                                          ------------------------------------------------------------------------
TOTAL ADDITIONAL PROPERTIES:                              371      5,267   5,220,448
                                                          ------------------------------------------------------------------------
AVERAGE:                                                   14        203     200,786      991       95%         $931         $0.94
                                                          ========================================================================

(9) All of these Additional Properties are encumbered by mortgages, of which the Company has an investment in the second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities).

(10) The Company has an investment in six mortgage loans collateralized by these Additional Properties.

                                    PART I

Item 3.  Legal Proceedings

     Richard M. Perlman, a former employee of companies controlled by Mr. Zell, filed a legal proceeding against Mr. Zell and various partnerships and corporations controlled by Mr. Zell claiming, inter alia, that he had an
                                              ----------
interest in 20 of 46 of the initial properties (the "Zell Properties") and that he suffered damages when those Properties were transferred into the REIT. The proceeding was filed on July 21, 1995 (Richard M. Perlman, et al. v. Samuel
                                       ------------------------------------
Zell, et al.) (United States District Court for the Northern District of
------------
Illinois-Eastern Division, Case No. 95 C 4242). The Company and the Operating Partnership were not parties to this lawsuit. This action has proceeded to a jury verdict and the Company has incurred no liability and will incur no losses in connection with such action.

     In addition, only ordinary routine litigation incidental to the business which is not deemed material was initiated during the year ended December 31, 1997. The Operating Partnership does not believe there is any other litigation, except as mentioned in the previous paragraph, threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the OP Units.

     The following table sets forth for the periods indicated, the distributions paid on the Operating Partnership's OP Units:

                                                 Distributions
                                                 -------------
Fiscal Year 1997
Fourth Quarter Ended December 31, 1997           $ 0.67
Third Quarter Ended September 30, 1997           $ 0.625
Second Quarter Ended June 30, 1997               $ 0.625
First Quarter Ended March 31, 1997               $ 0.625

Fiscal Year 1996
Fourth Quarter Ended December 31, 1996           $ 0.625
Third Quarter Ended September 30, 1996           $ 0.59
Second Quarter Ended June 30, 1996               $ 0.59
First Quarter Ended March 31, 1996               $ 0.59

     In addition, on March 2, 1998, the Operating Partnership declared a $0.67 distribution on each OP Unit payable on April 10, 1998 to OP Unit holders of record on March 27, 1998.

     The number of holders of record of OP Units in the Operating Partnership at December 31, 1997, was 153. The number of outstanding OP Units as of December 31, 1997 was 98,677,855.

Item 6.   Selected Financial Data

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and EQR's Predecessor Business. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994, and 1993 have been derived from the historical Financial Statements of the Operating Partnership and EQR's Predecessor Business audited by Grant Thornton LLP, independent accountants. The historical operating data for the years ended December 31, 1997 and 1996 have been derived from the historical Financial Statements of the Operating Partnership audited by Ernst & Young LLP, independent auditors. The net income per weighted average OP Unit amounts have been presented and, where appropriate, restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For a further discussion of net income per weighted average OP Unit and the impact of Statement No. 128, see Note 9 of Notes to the Consolidated Financial Statements as included elsewhere in this Form 10-K. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                       ERP OPERATING LIMITED PARTNERSHIP
                           AND EQR'S PREDECESSOR BUSINESS
          CONSOLIDATED AND COMBINED HISTORICAL FINANCIAL INFORMATION
           (Amounts in thousands except per OP Unit and property data)


                                                                                   Year Ended December 31, (1)
                                                              ---------------------------------------------------------------------
                                                                 1997          1996         1995           1994            1993
                                                              -----------   -----------  -----------    -----------     -----------

OPERATING DATA:

Total revenues                                                $   747,321   $   478,385  $   390,384    $   231,034     $   112,070
                                                              ===========   ===========  ===========    ===========     ===========
Income before gain on disposition of properties,
  extraordinary items and allocation to EQR's to
   Predecessor Business                                       $   176,014   $    97,033  $    59,738    $    45,988     $     8,137
                                                              ===========   ===========  ===========    ===========     ===========
Net income                                                    $   189,852   $   115,923  $    83,355    $    45,988     $     9,929
                                                              ===========   ===========  ===========    ===========     ===========
Net income per weighted average OP Unit outstanding           $      1.79   $      1.70  $      1.68    $      1.34     $      0.43
                                                              ===========   ===========  ===========    ===========     ===========
Net income per weighted average OP Unit outstanding --
  assuming dilution                                           $      1.76   $      1.69  $      1.67    $      1.34     $      0.43
                                                              ===========   ===========  ===========    ===========     ===========

Weighted average OP Units outstanding                              73,182        51,108       42,749         34,150          22,939
                                                              ===========   ===========  ===========    ===========     ===========
Weighted average OP Units outstanding --
  assuming dilution                                                74,281        51,520       42,865         34,274          22,986
                                                              ===========   ===========  ===========    ===========     ===========
Distributions declared per OP Unit outstanding                $      2.55   $      2.40  $      2.18    $      2.01     $      0.68
                                                              ===========   ===========  ===========    ===========     ===========


BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation (2)            $ 7,121,435   $ 2,983,510  $ 2,188,939    $ 1,963,476     $   634,577
  Real estate, after accumulated depreciation (2)             $ 6,676,673   $ 2,681,998  $ 1,970,600    $ 1,770,735     $   478,210
  Total assets                                                $ 7,094,631   $ 2,986,127  $ 2,141,260    $ 1,847,685     $   535,914
  Total debt                                                  $ 2,948,323   $ 1,254,274  $ 1,002,219    $   994,746     $   278,642
  9 3/8% Series A Cumulative Redeemable Preference Units      $   153,000   $   153,000  $   153,000    $         -     $         -
  9 1/8% Series B Cumulative Redeemable Preference Units      $   125,000   $   125,000  $   125,000    $         -     $         -
  9 1/8% Series C Cumulative Redeemable Preference Units      $   115,000   $   115,000  $         -    $         -     $         -
  8.60% Series D Cumulative Redeemable Preference Units       $   175,000   $         -  $         -    $         -     $         -
  Series E Cumulative Convertible Preference Units            $    99,963   $         -  $         -    $         -     $         -
  9.65% Series F Cumulative Redeemable Preference Units       $    57,500   $         -  $         -    $         -     $         -
  7 1/4% Series G Convertible Cumulative Preference Units     $   316,250   $         -  $         -    $         -     $         -
  Partners' capital                                           $ 2,921,682   $ 1,216,467  $   750,902    $   761,373     $   229,644


OTHER DATA:
  Total properties (at end of period) (3)                             463           218          174            163              79
  Total apartment units (at end of period) (3)                    135,200        67,705       53,294         50,704          24,419
  Funds from operations (4)                                   $   270,763   $   160,267  $   120,965    $    83,886     $    30,127
  Cash flow provided by (used for):
    Operating activities                                      $   331,135   $   210,930  $   141,534    $    93,997     $    25,582
    Investing activities                                      $(1,543,324)  $  (635,655) $  (324,018)   $  (896,515)    $  (106,543)
    Financing activities                                      $ 1,098,213   $   558,568  $   175,874    $   808,495     $    94,802

                                    PART II

Item 6.   Selected Financial Data (Consolidated and Combined Historical
(continued))

(1) Historical results for the year ended December 31, 1993 included combined results of EQR's Predecessor Business for the period January 1, 1993 through August 17, 1993.

(2) Includes approximately $36 million of construction in progress as of December 31, 1997.

(3)  In August 1995, the Operating Partnership also made an $89 million Mortgage
Note Investment collateralized by 21 of the Additional Properties. In addition, in April 1997, the Operating Partnership made its $88 Million Mortgage Note Investment collateralized by five of the Additional Properties. The Additional Properties consist of 5,267 units.

(4) The Operating Partnership generally considers funds from operations ("FFO")to be one measure of the performance of real estate companies. The new definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, less an allocation of net income to preference unit holders, plus depreciation on real estate assets and amortization of deferred financing costs related to EQR's Predecessor Business. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies. The Operating Partnership's calculation of FFO for 1995 and 1994 have been restated to reflect the effects of the new definition as mentioned above. FFO for the year ended December 31, 1994 includes the effect of a one-time charge of approximately $879,000 for the relocation of the property management headquarters to Chicago. In addition, FFO for the year ended December 31, 1993 excludes the effect of refinancing costs of approximately $3.3 million which represented costs associated with the prepayment of certain mortgage loans.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Overview

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements thereto appearing elsewhere in this Form 10-K. Due to the Operating Partnership's ability to control the EWR Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Operating Partnership for financial reporting purposes.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: the alternative sources of capital to the Operating Partnership are too high; occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and additional factors as discussed in Part I of the Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Since the EQR IPO and through December 31, 1997, the Operating
Partnership has acquired direct or indirect interests in 412 properties (the "Acquired Properties"), containing 118,510 units in the aggregate for a total purchase price of approximately $6.5 billion, including the assumption of approximately $1.5 billion of mortgage indebtedness and $0.4 billion of unsecured notes. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased ten of such Acquired Properties or 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties or 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties or 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 252 of such Acquired Properties consisting of 68,830 units in 1997 (the "1997 Acquired Properties"), which include the Properties acquired in connection with the Wellsford Merger and the EWR Merger (collectively, the "Mergers"). The Acquired Properties are presented in the Consolidated and Combined Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. In addition, in August 1995 the Operating Partnership made its $89 Million Note Investment collateralized by 21 of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Additional Properties. Also in April 1997, the Operating Partnership made its $88 Million Mortgage Note Investment collateralized by five of the Additional Properties.

     During 1995 the Operating Partnership disposed of six properties containing 2,445 units (the "1995 Disposed Properties"). During 1996, the Operating Partnership disposed of five properties containing 1,254 units (the "1996 Disposed Properties"). During 1997 the Operating Partnership disposed of seven properties, a portion of one property and a vacant land parcel containing 1,336 units (the "1997 Disposed Properties").

     The Operating Partnership's overall results of operations for the three years ended December 31, 1997 have been significantly impacted by the Operating Partnership's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the Acquired Properties. The impact of the Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both 1997 and 1996 representing 49,805 units (the "1997 Same Store Properties") and Properties that the Operating Partnership owned for all of both 1996 and 1995 representing 45,699 units (the "1996 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

     Comparison of the year ended December 31, 1997 to the year ended December 31, 1996

     For the year ended December 31, 1997, income before gain on disposition of properties and extraordinary items increased by $79 million when compared to the year ended December 31, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1996 Disposed Properties. The increase in interest income of $7.5 million earned on the Operating Partnership's mortgage note investments is primarily attributable to its $88 Million Mortgage Note Investment as well as an increase in interest income earned on its $89 Million Mortgage Note Investment.

     In regard to the 1997 Same Store Properties, rental revenues increased by approximately $11.9 million or 3.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.5 million or 0.9%. This decrease was primarily the result of lower medical and health care insurance costs, which resulted in lower payroll costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

In addition, the Operating Partnership was also successful in reducing its costs for leasing and advertising as well as building, maintenance and grounds costs by consolidating its vendor services in selected submarkets in order to obtain volume discounts and by consolidating its personnel in selected submarkets where Properties were centrally located. With respect to the lower medical and health care insurance costs, the Operating Partnership believes this is not a sustainable trend but only benefited the 1997 results.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $9.3 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. During 1997, the Operating Partnership opened new management offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas City; Irvine, California; Minneapolis, Minnesota; Charlotte, North Carolina; and Louisville, Kentucky. In addition, the Operating Partnership assumed a management office in Tulsa, Oklahoma, related to the Wellsford Merger and significantly expanded a management office in Scottsdale, Arizona related to the EWR Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues decreased by $0.5 million primarily due to the disposition of certain of these properties, resulting in the Operating Partnership no longer providing fee and asset management services to such properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $38.3 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $564.5 million, primarily due to the Wellsford Merger. However, the Operating Partnership's effective interest costs decreased from 7.87% in 1996 to 7.5% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $5.2 million between the years under comparison. This increase was primarily due to adding corporate personnel, higher salary costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 2.02% for the year ended December 31, 1997, which was a slight decrease from 2.06% in 1996.

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

     For the year ended December 31, 1996, income before gain on disposition of properties and extraordinary items increased by $37.3 million when compared to the year ended December 31, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1995 Disposed Properties. Interest income earned on the Company's mortgage note investment increased by approximately $8 million and was an additional factor that impacted the year to year change.

     In regard to the 1996 Same Store Properties, rental revenues increased by approximately $15.9 million or 4.8% primarily as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.7 million or 1.2%. This increase was primarily the result of higher payroll expenses and utilities costs. For 1996 the Operating Partnership also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.7 million. In addition, real estate taxes increased due to reassessments on certain of the 1996 Same Store Properties.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $2.3 million primarily as a result of the expansion of the Operating Partnership's property management business with the addition of a management office in Seattle, Washington and during the third quarter of 1996 the addition of two new management offices located in Raleigh, North Carolina and Ft. Lauderdale, Florida. Other factors that impacted this increase were higher payroll and travel costs and legal and professional fees.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the Year Ended December 31, 1997

     As of January 1, 1997, the Operating Partnership had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1997 was approximately $33.3 million and the amounts available on the Operating Partnership's line of credit were $265 million, of which $24.7 million is restricted. In addition, the Operating Partnership had $6.6 million of proceeds from a property sale included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Consolidated Statements of Cash Flows.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities. Continuing to employ this strategy, during 1997 the Company and/or the Operating Partnership; (i) issued a total of approximately 11.9 million Common Shares through various offerings, other than issuances in connection with the acquisitions of Properties and received total net proceeds of approximately $536.8 million, (ii) completed the offerings of the Series D Preferred Shares and Series G Preferred Shares and received net proceeds of approximately $473.1 million and (iii) issued the 2017 Notes, the 2001 Notes and the 2003 Notes and received net proceeds of approximately $345.9 million. All of these proceeds have been or will be utilized to purchase additional properties and/or repay the line of credit and mortgage indebtedness on certain Properties.

     With respect to Property acquisitions during the year, including the effects of the Mergers, the Operating Partnership purchased 252 Properties containing 68,830 units for a total purchase price of approximately $4.1 billion, including the issuances of 25.1 million of Common Shares, the assumption of EWR's minority interest with a market value of approximately $107.3 million, the liquidation value of $157.5 million for the Series E Preferred Shares and Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes of approximately $1.3 billion and issuance of OP Units with a value of approximately $5.3 million. The cash portion of these acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit and proceeds received in connection with the transactions mentioned in the previous paragraph.

     During the year ended December 31, 1997, the Operating Partnership also disposed of seven properties, a portion of one Property and a vacant land parcel which generated net proceeds of approximately $35.8 million. Proceeds from the dispositions were ultimately applied to purchase additional Properties.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     As of December 31, 1997, the Operating Partnership had total indebtedness of approximately $2.9 billion, which included mortgage indebtedness of $1.6 billion (including premiums of $3.9 million), of which $723 million represented tax exempt bond indebtedness, and unsecured debt of $1.4 billion (including net discounts and premiums in the amount of $5.7 million). During the year, the Operating Partnership repaid an aggregate of $113.4 million of mortgage indebtedness on 29 of its Properties. In addition, unsecured floating rate notes in the amount of $100 million were repaid at maturity on December 22, 1997. These repayments were funded from the Operating Partnership's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs.

     The Operating Partnership has, from time to time, entered into interest rate protection agreements (financial instruments) to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February 1996, the Operating Partnership entered into two interest rate protection agreements that were intended to hedge the Operating Partnership's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. This agreement was cancelled in July 1997, at no cost to the Operating Partnership, in conjunction with a new interest rate agreement discussed below. The second agreement hedged the interest rate risk of $125 million of unsecured senior notes issued in 1994 by the Operating Partnership by locking the four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into these agreements. In July 1997, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate cost of the Operating Partnership's 2001 Notes and 2003 Notes. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%. The fair value of these instruments as of December 31, 1997 approximated their carrying or contract values.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     During the year ended December 31, 1997, total capital expenditures for the Operating Partnership approximated $60 million. Of this amount, approximately $9.5 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and certain Acquired Properties approximated $19.4 million, or $217 per unit. Capital spent for replacement-type items approximated $21.4 million, or $239 per unit, which is in line with the Operating Partnership's expected annual recurring per unit cost. Also included in total capital expenditures was $9.7 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 1998 are budgeted to be approximately $94.5 million, which includes approximately $29.7 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties.

     Total distributions paid in 1997 amounted to $292.1 million, which included the distribution declared in the fourth quarter of 1996. The fourth quarter of 1997 distributions to OP Unit holders were paid on December 30, 1997. On March 2, 1998, the Operating Partnership declared a $0.67 distribution per OP Unit payable to holders of record on March 27, 1998. The OP Unit distribution will be paid on April 10, 1998. Also, on March 2, 1998, the Operating Partnership declared a $0.585938 distribution, a $0.570313 distribution, a $0.570313 distribution, a $0.5375 distribution, a $0.603125 distribution and a $0.453125 distribution to the Company as holder of the Series A Cumulative Redeemable Preference Units, the Series B Cumulative Redeemable Preference Units, the Series C Cumulative Redeemable Preference Units, the Series D Cumulative Redeemable Preference Units, the Series F Cumulative Redeemable Preference Units and the Series G Convertible Cumulative Preference Units, respectively, payable to holders of record on March 27, 1998. These distributions will be paid on April 15, 1998. In addition, the Operating Partnership declared on March 2, 1998, a $0.4375 distribution to the Company as holder of the Series E Cumulative Convertible Preference Units. This distribution will be paid on April 1, 1998.

     Subsequent to December 31, 1997, the Operating Partnership acquired 12 additional properties representing 2,539 units for a total purchase price of approximately $158.2 million, including the assumption of approximately $50.8 million of mortgage indebtedness. These acquisitions were funded from proceeds of the January 1998 Common Share Offering. The Operating Partnership is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties. During the remainder of 1998, the Operating Partnership expects to acquire between 10,000 to 15,000 multifamily units. However, there is no assurance that this level of property acquisitions can be achieved.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     In January 1998, the Company contributed to the Operating Partnership net proceeds of $195.3 million from the January 1998 Common Share Offering. These proceeds were utilized to repay a portion on the line of credit, to purchase additional properties and/or repay mortgage indebtedness on one Property.

     In February 1998, the Company contributed to the Operating Partnership net proceeds of $95 million from the February 1998 Common Share Offerings. These net proceeds were utilized to repay the remaining balance outstanding on the line of credit and to purchase additional properties.

     Through February 1998, the Company contributed to the Operating Partnership net proceeds of $31.7 million from the DRIP Plan.

     The Operating Partnership anticipates that it may sell certain Properties in the portfolio and may sell up to 2,500 multifamily units during 1998. However, there is no assurance that this level of property dispositions may be achieved.

     In March 1998, the Operating Partnership disposed of two Properties for a total sales price of $16.7 million. These proceeds will be utilized to purchase additional Properties.

     The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     In November 1996, the Operating Partnership reached an agreement with Morgan Guaranty and Bank of America to provide the Operating Partnership a new credit facility with potential borrowings of up to $250 million. In September 1997, this agreement was amended whereby the potential borrowings were increased to $500 million. This line of credit matures in November 1999 and will continue to be used for property acquisitions and for any working capital needs. As of March 13, 1998, no amounts were outstanding under this facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     In connection with the Wellsford Merger, the Operating Partnership has provided a standby obligation in the amount of $30 million pursuant to an agreement entered into with Wellsford Real Properties, Inc., a Maryland corporation ("WRP"), for the construction financing for a multifamily development project located in Denver, Colorado. In addition, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at the multifamily development project.

     In December 1997, the Operating Partnership entered into a joint venture agreement with a multifamily residential real estate developer whereby the Operating Partnership will make investments in a limited partnership to fund its portion of the project cost. As of December 31, 1997, the Operating Partnership funded approximately $6.9 million in connection with this agreement. In addition, the Operating Partnership also funded $20 million to guarantee third party construction financing and will be obligated to fund an additional $20 million in 1998. Subsequent to December 31, 1997, the Operating Partnership has also funded approximately $9.9 million and anticipates to fund up to an additional $85 million in 1998.

     The Operating Partnership has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Operating Partnership believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Operating Partnership has initiated formal communications with all of its significant suppliers to determine the extent to which the Operating Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Operating Partnership has also identified the cost of the Year 2000 issue and does not expect the financial impact to be material to the Operating Partnership's results of operations or financial position.

For the Year Ended December 31, 1996

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

     During 1996 the Company and/or the Operating Partnership: (i) issued a total of approximately 14.4 million Common Shares through various offerings and received total net proceeds of $483 million, (ii) completed the offering of the Series C Preferred Shares and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

received net proceeds of $111.4 million, (iii) issued the 2026 Notes and received net proceeds of $149 million and (iv) refinanced certain of its tax-exempt bonds in two separate transactions for a total of $112.2 million of net proceeds. All of these proceeds were utilized to purchase additional properties and/or repay the line of credit and mortgage indebtedness on certain Properties.

     With respect to Property acquisitions during 1996, the Operating Partnership purchased 49 Properties containing 15,665 units for a total acquisition cost of $778.2 million, which included the assumption of $142.2 million of mortgage indebtedness, the forgiveness of debt of $2.7 million and the issuance of OP Units having a value of approximately $0.4 million. These acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit and a portion of the proceeds received in connection with the transactions mentioned in the previous paragraph.

     During the year ended December 31, 1996, the Operating Partnership also disposed of five properties which generated net proceeds of approximately $40 million. Proceeds from the dispositions were ultimately applied to purchase additional Properties.

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

     During the year ended December 31, 1996, total capital expenditures for the Operating Partnership approximated $45.9 million. Of this amount, approximately $10.6 million related to capital improvements and major repairs for certain of the 1994, 1995 and 1996 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and Acquired Properties approximated $13.8 million, or $232 per unit. Capital spent for replacement-type items approximated $16.3 million, or $276 per unit, which is in line with the Operating Partnership's expected annual recurring per unit cost. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.9 million. Also included in total capital expenditures was approximately $2.3 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

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

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, amortization of deferred financing costs related to EQR's Predecessor Business, less an allocation of net income to preference unit holders. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies.

     For the year ended December 31, 1997 FFO increased $110.5 million representing a 69% increase when compared to the year ended December 31, 1996. For the year ended December 31, 1996, FFO, based on the Operating Partnership's calculation of FFO, increased by $39.3 million representing a 32.5% increase when compared to the year ended December 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a reconciliation of net income to FFO for the years ended December 31, 1997, 1996 and 1995:

                                                        (Amounts in thousands)

                                                     Year         Year        Year
                                                    Ended        Ended       Ended
                                                   12/31/97     12/31/96    12/31/95
                                                   --------     --------    --------
Net income                                         $189,852     $115,923    $ 83,355
Adjustments:
  Depreciation on real estate assets                153,526       91,174      70,581
  Amortization of deferred financing costs
    related to predecessor business                     235        1,075         755
  Allocation of net income to preference
    unit holders                                    (59,012)     (29,015)    (10,109)
  Write-off of unamortized costs on
    refinanced debt                                      (0)       3,512          (0)
  Gain on early extinguishment of debt                   (0)          (0)     (2,000)
  Gain on disposition of properties                 (13,838)     (22,402)    (21,617)
                                                   --------     --------    --------
FFO                                                $270,763     $160,267    $120,965
                                                   ========     ========    ========

                                    PART II

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

                                    PART II

Item 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
     (a,b,c,d,e & f) TRUSTEES AND EXECUTIVE OFFICERS

     The Operating Partnership does not have any trustees or executive officers. The trustees and executive officers, as of March 1, 1998, of the Company, their ages and their positions and offices are set forth in the following table:

Name                           Age                       Positions and Offices Held
----------------------         ---    -----------------------------------------------------------------
Samuel Zell                     56    Chairman of the Board of Trustees (term expires in 1999)
Douglas Crocker II              57    President, Chief Executive Officer and Trustee (term expires in
                                      1998)
John W. Alexander               51    Trustee (term expires in 1999)
Stephen O. Evans                52    Executive Vice President--Strategic Investments and Trustee (term expires in 2000)
Henry H. Goldberg               59    Trustee (term expires in 1999)
Errol R. Halperin               57    Trustee (term expires in 1999)
James D. Harper, Jr.            64    Trustee (term expires in 1998)
Edward Lowenthal                53    Trustee (term expires in 2000)
Jeffrey H. Lynford              50    Trustee (term expires in 2000)
Sheli Z. Rosenberg              56    Trustee (term expires in 1998)
Gerald A. Spector               51    Executive Vice President, Chief Operating Officer and Trustee
                                      (term expires in 1998)
Barry S. Sternlicht             37    Trustee (term expires in 2000)
B. Joseph White                 50    Trustee (term expires in 2000)
Richard G. Berry                53    Executive Vice President--Development
Alan W. George                  40    Executive Vice President--Acquisitions
Edward J. Geraghty              48    Executive Vice President--Development and Asset Management
Michael J. McHugh               42    Executive Vice President, Chief Accounting Officer and Treasurer
David J. Neithercut             42    Executive Vice President and Chief Financial Officer
Gregory H. Smith                46    Executive Vice President--Asset Management
Bruce C. Strohm                 43    Executive Vice President, General Counsel and Secretary
Frederick C. Tuomi              43    Executive Vice President--Property Management




     The following is a biographical summary of the experience of the trustees and executive officers of the Company. Officers serve at the pleasure of the Board of Trustees.

     Samuel Zell. Mr. Zell has been Chairman of the Board of the Company since March 1993. Mr. Zell is chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"), Jacor Communications, Inc., an owner and operator of radio stations ("Jacor"), American Classic Voyages Co., an owner and operator of cruise lines ("American Classic") and Anixter International Inc., a provider of integrated network and cabling systems ("Anixter") and Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities ("MHC"). Mr. Zell is chairman of the board of trustees of Equity Office Properties Trust, a REIT specializing in the ownership and management of office buildings ("EOP") and Capital Trust, a specialized finance company. He is a director of Fred Meyer, Inc., an owner and operator of supermarkets, Chart House Enterprises, Inc., an owner and operator of restaurants, Ramco Energy plc, an independent

                                   PART III

oil company based in the United Kingdom, and TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions.

     Douglas Crocker II. Mr. Crocker II has been a Trustee, Chief Executive Officer and President of the Company since March 1993. Mr. Crocker is a director of Horizon Group Inc., an owner, developer and operator of outlet retail properties and has been a director of WRP, a publicly traded real estate merchant banking firm since its formation in June 1997. Mr. Crocker has been President and Chief Executive Officer of First Capital Financial Corporation, previously a sponsor of public limited real estate partnerships ("First Capital"), since December 1992 and a director of First Capital since January 1993. He was an Executive Vice President of Equity Financial and Management Company ("EF&M"), a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities from November 1992 until March 1997.

     John W. Alexander. Mr. Alexander has been a Trustee of the Company since May 1993 and is the President of Mallard Creek Capital Partners, Inc., an investment company with interests in real estate and development entities. He is also a partner of Meringoff Equities, a real estate investment and development company, and is a director of Jacor.

     Stephen O. Evans. Mr. Evans has been Executive Vice President - Strategic Investments and Trustee of the Company since December 23, 1997, the date of the EWR Merger. Prior to the EWR Merger, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of EWR since its formation in May 1994. Mr. Evans founded Evans Withycombe, Inc., the predecessor of EWR, in 1977 and served as its Chairman of the Board and Chief Executive Officer from 1977 to 1994. Mr. Evans is a member of the National Multi-Housing Counsel, NAREIT, Lambda Alpha, a national land economic fraternity, and the Urban Land Institute.

     Henry H. Goldberg. Mr. Goldberg has been a Trustee of the Company since January 1995. Mr. Goldberg is Chairman of the Board, Chief Executive Officer and founder of The Artery Group, L.L.C., a diversified real estate company. Mr. Goldberg was the direct or indirect general partner (or an executive thereof) of four partnerships owning residential apartment communities and one commercial office building, each of which filed petitions under the Federal bankruptcy laws during 1993. Each of the partnerships is now out of bankruptcy through a reorganization plan agreed to by the project lender.

     Errol R. Halperin. Mr. Halperin has been a Trustee of the Company since May 1993. Mr. Halperin has been an attorney at Rudnick & Wolfe, a law firm, since 1979, serving as a senior partner and a member of such firm's policy committee since 1981, specializing in Federal income tax counseling and real estate and corporate transactions.

                                   PART III

     James D. Harper, Jr. Mr. Harper has been a Trustee of the Company since May 1993. Mr. Harper is the President of JDH Realty Co., a real estate development and investment company, and is the principal partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. He is a Trustee of EOP, and a director of Burnham Pacific Properties Inc., a REIT that owns, develops and manages commercial real estate properties in California and American Health Properties, Inc., a REIT specializing in health care facilities. Mr. Harper is also a trustee of the Urban Land Institute.

     Edward Lowenthal. Mr. Lowenthal has been a Trustee of the Company since June 1997. Mr. Lowenthal has been the President, Chief Executive Officer and director of WRP since its formation in January 1997 and had been the President and Chief Executive Officer and a trustee of Wellsford, a multifamily property REIT, since its formation in July 1992 until the Wellsford Merger on May 30, 1997. Mr. Lowenthal is a director of United American Energy Corporation, a developer, owner and operator of hydroelectric and other alternative energy facilities, Corporate Renaissance Group, Inc., a mutual fund, Omega Healthcare, Inc., a healthcare REIT, and Great Lakes REIT, Inc., an office building REIT. He is also a member of the Board of Governors of NAREIT and a member of the New York bar.

     Jeffrey H. Lynford. Mr. Lynford has been a Trustee of the Company since June 1997. Mr. Lynford has been the Chairman of the Board, Secretary and Director of WRP since its formation in January 1997 and had been the Chairman of the Board and Secretary of Wellsford since its formation in July 1992 until the Wellsford Merger, and was the Chief Financial Officer of Wellsford from July 1992 until December 1994. Mr. Lynford currently serves as a trustee emeritus of the National Trust for Historic Preservation and as a director of five mutual funds: Cohen & Steers Total Return Realty Fund, Inc., Cohen & Steers Realty Shares, Inc., Cohen & Steers Realty Income Fund, Inc., Cohen & Steers Special Equity Fund, Inc. and Cohen & Steers Equity Income Fund, Inc. He is also a member of the New York bar.

     Sheli Z. Rosenberg. Ms. Rosenberg has been a Trustee of the Company since March 1993. Ms. Rosenberg is Chief Executive Officer, President and a director of EGI and was a principal of the law firm of Rosenberg & Liebentritt, P.C., a law firm ("R & L") from 1980 to 1997. Ms. Rosenberg is a trustee of Capital Trust and EOP and is a director of Jacor, American Classic, MHC, Anixter, CVS Corporation, a drugstore chain, Illinois Power Co., a supplier of electricity and natural gas in Illinois, and its parent holding company, Illinova Corp.

     Gerald A. Spector. Mr. Spector has been a Trustee and Executive Vice President of the Company since March 1993 and Chief Operating Officer of the Company since February 1995. Mr. Spector was Treasurer of the Company from March 1993 through February 1995. From January 1973 until January 1996, Mr. Spector was an officer of EF&M, most recently serving as Vice President from November 1994 through January 1996. Mr. Spector was Executive Vice President and Chief Operating Officer of EF&M from September 1990 through November 1994. From January 1988 until January 1996, Mr. Spector was an officer of EGI, most recently serving as Vice President from November 1994 through January 1996. Mr. Spector was Executive Vice President and Chief Operating Officer of EGI from January 1991 through January 1994.

     Barry S. Sternlicht. Mr. Sternlicht has been a Trustee of the Company since May 1993. Mr. Sternlicht is Chief Executive Officer and President of Starwood Capital Group, L.P., a privately owned real estate investment firm. Mr. Sternlicht is Chairman of the Board and Chief Executive Officer of Starwood Hotels & Resorts Trust, a REIT specializing in the ownership of hotels. Mr. Sternlicht is Chairman of the Board of Starwood Financial Trust, a mortgage REIT, and a director of U.S. Franchise Systems, a hotel franchise company, and Starwood Hotel & Resorts Worldwide, which manages hotels owned by Starwood Hotels & Resorts Trust.

     B. Joseph White. Mr. White has been a Trustee of the Company since May 1993. Mr. White is the Dean of the University of Michigan Business School. Mr. White is a director of Kelly Services, Inc., a temporary services firm, Gordon Food Service, Inc., a midwestern food distribution company, and the Cummins Engine Foundation, the philanthropic arm of Cummins Engine Co., a heavy duty engine manufacturer.

                                   PART III


     Richard G. Berry. Mr. Berry has been Executive Vice President-Development of the Company since the EWR Merger. Mr. Berry was a director of EWR since its formation in May 1994 until the EWR Merger and had been President and Chief Operating Officer of EWR from January 1997 until the EWR Merger. Mr. Berry had been Executive Vice President of EWR since May 1994 until December 1997 and served as the Executive Vice President of Evans Withycombe, Inc., (the predecessor of EWR) from 1992 until 1994.

     Alan W. George. Mr. George has been Executive Vice President-Acquisitions of the Company since February 1997, Senior Vice President-Acquisitions of the Company from December 1995 until February 1997 and Vice President-Acquisitions and asset manager of the Company from December 1993 until December 1995. Mr. George was Vice President-asset management of Equity Assets Management, Inc. ("EAM"), a subsidiary of EGI providing real estate ownership services, from June 1992 to August 1993.

     Edward G. Geraghty. Mr. Geraghty has been Executive Vice President-Development and Asset Management since March 1, 1998. Mr. Geraghty was a Managing Director-Real Estate of The Travelers Insurance Company from January 1995 to March 1998. Mr. Geraghty was an officer of The Travelers Realty Investment Company, a subsidiary of The Travelers Insurance Company, from July 1989 to January 1995, most recently serving as an Executive Vice President from December 1992 to January 1995.

     Michael J. McHugh. Mr. McHugh has been Executive Vice President of the Company since January 1998 and Chief Accounting Officer and Treasurer of the Company since February 1995. Mr. McHugh was Senior Vice President of the Company from November 1994 until January 1998 and, from May 1990 until January 1995, Mr. McHugh was a Senior Vice President and Chief Financial Officer of First Capital.

     David J. Neithercut. Mr. Neithercut has been Executive Vice President and Chief Financial Officer of the Company since February 1995. Mr. Neithercut had been Vice President--Financing of the Company from September 1993 until February 1995. Mr. Neithercut was a Senior Vice President--Finance of EGI from January 1995 until February 1995. He was a Vice President--Finance of EAM from October 1990 until December 1994.

     Gregory H. Smith. Mr. Smith has been Executive Vice President--Asset Management of the Company since December 1994. Mr. Smith was a Senior Vice President of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until December 1994. Mr. Smith was employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships, from June 1989 until December 1993, most recently serving as First Vice President.

     Bruce C. Strohm. Mr. Strohm has been Executive Vice President and General Counsel of the Company since March 1995 and Secretary since November 1995. Mr. Strohm was a Vice President of the Company from March 1993 through March 1995 and an Assistant Secretary of the Company from March 1995 through November 1995. Mr. Strohm was a Vice President of R & L from January 1988 to March 1995, most recently serving as a member of the firm's management committee.

                                   PART III

     Frederick C. Tuomi. Mr. Tuomi has been Executive Vice President--Property Management of the Company since January 1994. Mr. Tuomi had been President of RAM Partners, Inc., a subsidiary of Post Properties, Inc., a REIT, from March 1991 to January 1994.

     Pursuant to the Company's declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Operating Partnership to report, based on its review of reports to the SEC, about transactions in its OP Units furnished to the Operating Partnership and written representations of the Company's trustees and executive officers and the Operating Partnership's 10% owners.

     Mr. Sternlicht filed a Form 4 late to report the exchange of 25,023 OP Units for 25,023 Common Shares and the distribution of such Common Shares to the beneficial owners thereof.

Item 11.  Executive Compensation

     The Operating Partnership does not have any executive compensation. Information concerning the Equity Residential Properties Trust's executive compensation is contained in its definitive proxy statement relating to the 1998 Annual Meeting of Shareholders to be held on May 14, 1998, which proxy statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                   PART III

     The following table sets forth information, as of March 1, 1998, (except as otherwise indicated in the footnotes) regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership's outstanding OP Units, and in addition, each trustee of the Company, the executive officers of the Company, and by all trustees and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                                                      OP Units
                                                 Beneficially Owned
                                              -------------------------
            Name and Business                                  Percent
       Address of Beneficial Owner                Amount       of Class
------------------------------------------    --------------   --------
Samuel Zell and Ann Lurie and entities
   controlled by or established for the
   benefit of Samuel Zell and/or
   Ann Lurie (1)                              3,436,060 (2)     3.23%
Douglas Crocker II (1)                              --            *
Bruce C. Strohm (1)                                 --            *
Gregory H. Smith (1)                                --            *
Gerald A. Spector (1)                             1,683           *
Frederick C. Tuomi (1)                              --            *
John W. Alexander (3)                               --            *
Stephen O. Evans (4)                             904,066          *
Henry H. Goldberg (5&6)                        387,139 (6)        *
Errol R. Halperin (7)                               --            *
James D. Harper Jr. (8)                             --            *
Sheli Z. Rosenberg (1) (9)                        1,528           *
B. Joseph White (10)                                --            *
Barry S. Sternlicht (11)                      1,831,943 (11)     1.74%
Equity Residential Properties Trust (1)         95,790,005      90.90%
All trustees and executive officers of the      5,657,684        5.37%
Company as a group including the above-
named persons (21 persons)

* Less than 1%

                                   PART III

(1) The business address for each of these entities and individuals is Two North Riverside Plaza, Chicago, Illinois 60606.

(2) Includes 3,436,060 OP Units deemed to be owned beneficially by Mr. Zell and Ms. Lurie because Mr. Zell and Ms. Lurie control or share control of power to vote and invest such OP Units, either as the indirect majority shareholder of a corporation or a corporate general partner or as a general partner. However, Mr. Zell disclaims ownership of 1,541,966 OP Units because the economic benefits, with respect to such OP Units, are attributable to others. Ms. Lurie disclaims of 1,894,763 OP Units because the economic benefits, with respect to such OP Units, are attributable to others.

(3) Mr. Alexander's business address is c/o Mallard Creek Capital Partners, 229 North Church Street, Suite 200 - Box E, Charlotte, North Carolina 28202.

(4) The business address for Mr. Evans is c/o Evans Withycombe Residential, Inc., 6991 East Camelback Road, Suite A200, Scottsdale, Arizona 85251.

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

(7) Mr. Halperin's business address is Rudnick & Wolfe, 203 North LaSalle Street, Suite 1800, Chicago, Illinois 60601.

(8) Mr. Harper's business address is JDH Realty Company, 3250 Mary Street, Suite 206, Coconut Grove, Florida 33133.

(9) Ms. Rosenberg is a trustee or a co-trustee for the benefit of Ms. Lurie and her family and certain trusts for the benefits of Mr. Zell and his family and accordingly may be deemed to control or share control or share the power to vote and invest OP Units attributable to Samuel Zell and Ann Lurie. Ms. Rosenberg disclaims beneficial ownership of all OP Units owned by trusts for which she is a trustee or co-trustee.

                                   PART III

(10) Mr. White's business address is Office of the Dean, School of Business Administration, University of Michigan, 701 Tappen, Ann Arbor, Michigan 48109.

(11) The business address for Mr. Sternlicht is Three Pickwick Plaza, Suite 250, Greenwich, Connecticut 06830. Mr. Sternlicht may be deemed to be the beneficial owner of these 1,831,943 OP Units because each controls or shares control of the power to vote and invest the OP Units. However, Mr. Sternlicht disclaims beneficial ownership of 1,555,955 OP Units.


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

     During 1997, certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services; Greenberg & Pociask, Ltd., which provided tax and accounting services; and First Capital Financial Corporation, which provided accounting services. Fees paid to Rosenberg & Liebentritt, P.C., of which Ms. Rosenberg was a principal through September 1997, amounted to approximately $1.3 million for the year ended December 31, 1997. Fees paid to the other affiliates mentioned above amounted in the aggregate to approximately $22,600 for the year ended December 31, 1997. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was reimbursed loss claims in the amount of $0.3 million for the year ended December 31, 1997. As of December 31, 1997, no amounts were owed to The Riverside Agency, Inc. As of December 31, 1997, $0.6 million was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with new acquisitions and securities matters.

     Equity Group Investments, Inc. ("EGI") provided certain services to the Operating Partnership and the Company which include, but are not limited to, real estate tax evaluation services, due diligence, financial services, telecommunication services and market consulting and research information services. Fees paid to EGI for these services amounted to $1.1 million for the year ended December 31, 1997. Amounts due to EGI were approximately $0.1 million as of December 31, 1997.

     Management Corp. has lease agreements with affiliated parties covering office space occupied by regional operation centers located in Chicago, Illinois (the "Chicago Office") and Tampa, Florida (the "Tampa Office") and the corporate headquarters located in Chicago, Illinois. In connection with these affiliated lease agreements, Management Corp. paid Equity Office Holdings,

                                   PART III

L.L.C. ("EOH") $145,511 in connection with the Chicago Office, $177,793 in connection with the Tampa Office and $632,693 in connection with the space occupied by the corporate headquarters for the year ended December 31, 1997. As of December 31, 1997, $59,675 was owed to EOH.

     In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $5.7 million for the year ended December 31, 1997.

     (b) Rosenberg and Liebentritt, P.C. provides legal services to the Operating Partnership and the Company. Sheli Z. Rosenberg, a Trustee of the Company, was a principal of this firm through September 1997. The Operating Partnership has also engaged Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Rosenberg's husband is a partner, and Rudnick & Wolfe, a law firm in which Mr. Halperin is a partner, to perform legal services for it from time to time.

     (c) Mr. Goldberg is a two-thirds owner and chairman of the board of directors of Artery Property Management, Inc. ("APMI"), a real estate property management company. In connection with the acquisition of certain properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. The largest aggregate amount of indebtedness outstanding under the loan at any time during 1997 and the amount outstanding as of December 31, 1996 was $15,212,000. The first note issued in the amount of $1,056,000 accrues interest at the prime rate plus 3-1/2% per annum. The second note issued in the amount of $14,156,000 bears interest equal to approximately $300,000 per year plus the amount of distributions payable on 433,230 of the OP Units pledged as collateral for this loan.

     Mr. Tuomi borrowed $100,000 from one of the Management Partnerships in 1994 related to his purchase of a home in the Chicago area. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1997 was $72,000 and the principal balance at December 31, 1997 was $72,000. The loan is payable in equal principal installments of $18,000 over five years.

     Mr. Crocker borrowed $140,000 from the Operating Partnership in April 1996 related to the payment of a tax liability incurred. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1997 was $140,000 and the principal balance at December 31, 1997 was $140,000. The loan was paid in full in February 1998.

     Mr. Crocker borrowed $564,000 from the Operating Partnership during 1996. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly.
The largest principal amount owed in 1997 was $564,000 and the principal balance at December 31, 1997 was $483,420. Payment is secured by a pledge of Mr. Crocker's Common Shares. The loan is payable in equal principal installments of $80,570 over seven years commencing March 15, 1997.

     Mr. George borrowed $100,000 from the Operating Partnership in December 1997 related to home improvements. The loan bears interest at 30-day LIBOR plus 2% with interest due

                                   PART III

monthly in 1998. The largest principal amount owed in 1997 was $100,000 and the principal balance due at December 31, 1997 was $100,000. Payment is secured by a pledge of Mr. George's Common Shares and options to purchase Common Shares. Payments of principal are due in the amount of $30,000 on each April 1, 1999 and April 1, 2000; and $40,000 on April 1, 2001.

     The executive officers listed below are indebted to the Company as a result of purchasing Common Shares from the Company in June 1994. The loans accrue interest, payable quarterly in arrears, at the applicable federal rate, as defined in the Internal Revenue Code in effect at the date of each loan. The loans are due and payable on the first to occur of the date in which the individual leaves the Company, other than by reason of death or disability, or the respective loan's due date. The loans are with recourse to the respective individuals and are collateralized by a pledge of the Common Shares purchased. All distributions paid on pledged Common Shares in excess of the then marginal tax rate on the taxable portion of such distributions are used to pay interest and principal on the loans.

                              Largest Principal       Principal
                                 Amount Owed          Balance at       Interest
     Name                          in 1997        December 31, 1997      Rate
     ------------------       -----------------   -----------------    --------
     Douglas Crocker II         $  850,318           $  814,909          6.21%
     Douglas Crocker II            960,748              931,755          6.15%
     Douglas Crocker II            944,584              941,415          7.26%
     Douglas Crocker II          1,901,807            1,864,148          7.93%
     Frederick C. Tuomi            314,861              313,799          7.26%
     Alan W. George                 79,062               79,062          7.26%

(d) None

                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)
     (1 & 2) See Index to Financial Statements and Schedule on page F-1 of this
             Form 10-K.

     (3) Exhibits:

 4.1** Indenture, dated as of May 16, 1994, by and among the Operating Partnership, as obligor, the Company, as guarantor and The First National Bank of Chicago, as trustee in connection with 8 1/2% senior notes, due May 15, 1999
 4.2*** Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities
 10.1*** Fourth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership
 10.2*     Form of Property Management Agreement (REIT properties)
 10.3**    Form of Property Management Agreement (Non-REIT properties)
 10.4**** Amended and Restated Master Reimbursement agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership
 10.5+ Second Amended and Restated Revolving Credit Agreement, dated as of September 9, 1997 among the Operating Partnership and Morgan Guaranty Trust Company of New York, as lead agent, Bank of America National Trust and Savings Association, as co-lead agent, The First National Bank of Chicago, as co-agent, U.S. Bank National Association f/k/a and d/b/a First Bank National Association, as co-agent and NationsBank of Texas, N.A., as co-agent
 10.6 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Evans Withycombe Residential, L.P.
 12        Computation of Ratio of Earnings to Fixed Charges
 21        List of Subsidiaries of the Operating Partnership
 23.1      Consent of Grant Thornton LLP
 23.2      Consent of Ernst & Young LLP
 24.1      Power of Attorney for John W. Alexander dated March 2, 1998
 24.2      Power of Attorney for James D. Harper, Jr. dated March 2, 1998
 24.3      Power of Attorney for Errol R. Halperin dated March 2, 1998
 24.4      Power of Attorney for B. Joseph White dated March 2, 1998
 24.5      Power of Attorney for Barry S. Sternlicht dated March 4, 1998
 24.6      Power of Attorney for Henry H. Goldberg dated March 2, 1998
 24.7      Power of Attorney for Edward Lowenthal dated March 2, 1998
 24.8      Power of Attorney for Jeffrey H. Lynford dated March 2, 1998
 24.9      Power of Attorney for Stephen O. Evans dated March 2, 1998

 * Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.

                                    PART IV


** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
*** Included as an exhibit to the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995, dated November 7, 1995, and incorporated herein by reference.
**** Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1996.
+ Included as an exhibit to the Operating Partnership's Form 8-k dated September 10, 1997, filed on September 10, 1997.


(b)  Reports on Form 8-K:

          A Report on Form 8-K dated October 3, 1997 filed on October 9, 1997, reporting information in connection with the issuance of debt securities.

          A Report on Form 8-K dated October 9, 1997 filed on October 21, 1997, reporting information on property acquisitions.

          A Report on Form 8-K/A dated October 9, 1997 filed on November 13, 1997, reporting information on property acquisitions.

(c)  Exhibits:

       See Item 14(a)(3) above.

(d)  Financial Statement Schedules:

       See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                                  SIGNATURES

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



                                  ERP OPERATING LIMITED PARTNERSHIP
                                  BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                      ITS GENERAL PARTNER


Date: March 13, 1998                By:  /s/      Douglas Crocker II
                                         -------------------------------------
                                                  Douglas Crocker II
                                           President, Chief Executive Officer,
                                              Trustee and *Attorney-in-Fact


Date: March 13, 1998                By:  /s/      David J. Neithercut
                                         -------------------------------------
                                                  David J. Neithercut
                                             Executive Vice-President and
                                                Chief Financial Officer

Date: March 13, 1998                By:  /s/      Michael J. McHugh
                                         -------------------------------------
                                                  Michael J. McHugh
                                         Executive Vice-President, Chief Accounting
                                          Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 13, 1998                By:  /s/      Samuel Zell
                                         -------------------------------------
                                                  Samuel Zell
                                           Chairman of the Board of Trustees

Date: March 13, 1998                By:  /s/      Gerald A. Spector
                                         -------------------------------------
                                                  Gerald A. Spector
                                            Executive Vice-President, Chief
                                             Operating Officer and Trustee

Date: March 13, 1998                By:  /s/      Sheli Z. Rosenberg
                                         -------------------------------------
                                                  Sheli Z. Rosenberg
                                                        Trustee

                             --------------------


Date: March 13, 1998                   By: /s/      James D. Harper
                                          -----------------------------------
                                                    James D. Harper
                                                        Trustee

Date: March 13, 1998                   By: /s/      Errol R. Halperin
                                          -----------------------------------
                                                    Errol R. Halperin
                                                        Trustee

Date: March 13, 1998                   By: /s/      Barry S. Sternlicht
                                          -----------------------------------
                                                    Barry S. Sternlicht
                                                        Trustee

Date: March 13, 1998                   By: /s/      John W. Alexander
                                          -----------------------------------
                                                    John W. Alexander
                                                        Trustee

Date: March 13, 1998                   By: /s/      B. Joseph White
                                          -----------------------------------
                                                    B. Joseph White
                                                        Trustee

Date: March 13, 1998                   By: /s/      Henry H. Goldberg
                                          -----------------------------------
                                                    Henry H. Goldberg
                                                        Trustee


Date: March 13, 1998                   By: /s/      Jeffrey H. Lynford
                                          -----------------------------------
                                                    Jeffrey H. Lynford
                                                        Trustee

Date: March 13, 1998                   By: /s/      Edward Lowenthal
                                          -----------------------------------
                                                    Edward Lowenthal
                                                        Trustee

Date: March 13, 1998                   By: /s/      Stephen O. Evans
                                          -----------------------------------
                                                    Stephen O. Evans
                                                        Trustee

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                       ERP OPERATING LIMITED PARTNERSHIP


                                                                                                       PAGE
                                                                                                       ----

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

     Report of Independent Auditors..............................................................   F-2
     Report of Independent Accountants...........................................................   F-3

     Consolidated Balance Sheets as of
        December 31, 1997 and 1996...............................................................   F-4

     Consolidated Statements of Operations for
        the years ended December 31, 1997, 1996 and 1995.........................................   F-5

     Consolidated Statements of Cash Flows for
        the years ended December 31, 1997, 1996 and 1995.........................................   F-6 to F-7

     Consolidated Statements of Partners' Capital
        for the years ended December 31, 1997, 1996 and 1995.....................................   F-8

     Notes to Consolidated Financial Statements..................................................   F-9 to F-45

     SCHEDULE FILED AS PART OF THIS REPORT

     Report of Independent Accountants...........................................................   S-1

     Schedule III - Real Estate and Accumulated Depreciation.....................................   S-2 to S-12

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the "Operating Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                           /s/ ERNST & YOUNG LLP
                                           ERNST & YOUNG LLP

Chicago, Illinois
February 26, 1998
except for Note 31, as to which the date is March 12, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1995, of ERP Operating Limited Partnership (the "Operating Partnership"). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations, and cash flows for the year ended December 31, 1995, of ERP Operating Limited Partnership for the year ended in conformity with generally accepted accounting principles.





                                           /s/ GRANT THORNTON LLP
                                           GRANT THORNTON LLP

Chicago, Illinois
February 14, 1996

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                            December 31,   December 31,
                                                                                1997          1996
                                                                            ------------   ------------
ASSETS
Investment in real estate
 Land                                                                       $  791,980      $  284,879
 Depreciable property                                                        6,293,415       2,698,631
 Construction in progress                                                       36,040            -
                                                                            ----------      ----------
                                                                             7,121,435       2,983,510
Accumulated depreciation                                                     (444,762)       (301,512)
                                                                            ----------      ----------
  Investment in real estate, net of accumulated depreciation                 6,676,673       2,681,998

 Cash and cash equivalents                                                      33,295         147,271
 Investment in mortgage notes, net                                             176,063          86,596
 Rents receivable                                                                3,302           1,450
 Deposits - restricted                                                          36,374          20,637
 Escrow deposits - mortgage                                                     44,864          15,434
 Deferred financing costs, net                                                  23,092          14,555
 Other assets                                                                  100,968          18,186
                                                                            ----------      ----------
    Total assets                                                            $7,094,631      $2,986,127
                                                                            ==========      ==========

 LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
  Mortgage notes payable                                                    $1,582,559      $  755,434
  Notes, net                                                                 1,130,764         498,840
  Line of credit                                                               235,000            -
  Accounts payable and accrued expenses                                         67,699          33,117
  Accrued interest payable                                                      28,048          12,737
  Rents received in advance and other liabilities                               38,750          16,466
  Security deposits                                                             28,193          14,128
  Distributions payable                                                         20,223          45,938
                                                                            ----------      ----------
    Total liabilities                                                        3,131,236       1,376,660
                                                                            ----------      ----------
 Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units                       153,000         153,000
                                                                            ----------      ----------

  9 1/8% Series B Cumulative Redeemable Preference Units                       125,000         125,000
                                                                            ----------      ----------

  9 1/8% Series C Cumulative Redeemable Preference Units                       115,000         115,000
                                                                            ----------      ----------

  8.60% Series D Cumulative Redeemable Preference Units                        175,000            -
                                                                            ----------      ----------

  Series E Cumulative Convertible Preference Units                              99,963            -
                                                                            ----------      ----------

  9.65% Series F Cumulative Redeemable Preference Units                         57,500            -
                                                                            ----------      ----------

  7 1/4% Series G Convertible Cumulative Preference Units                      316,250            -
                                                                            ----------      ----------

 Partners' capital:
    General Partner                                                          2,648,278       1,065,830
    Limited Partners                                                           273,404         150,637
                                                                            ----------      ----------
       Total partners' capital                                               2,921,682       1,216,467
                                                                            ----------      ----------

       Total liabilities and partner's capital                              $7,094,631      $2,986,127
                                                                            ==========      ==========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)

                                                              Year Ended December 31,
                                                          -----------------------------
                                                             1997       1996      1995
                                                          -----------------------------
REVENUES
 Rental income                                            $707,733   $454,412  $373,919
 Fee and asset management                                    5,697      6,749     7,030
 Interest income - investment in mortgage notes             20,366     12,819     4,862
 Interest and other income                                  13,525      4,405     4,573
                                                          --------   --------  --------

    Total revenues                                         747,321    478,385   390,384
                                                          --------   --------  --------

EXPENSES
 Property and maintenance                                  176,075    127,172   112,186
 Real estate taxes and insurance                            69,520     44,128    37,002
 Property management                                        26,793     17,512    15,213
 Fee and asset management                                    3,364      3,837     3,887
 Depreciation                                              156,644     93,253    72,410
 Interest:
    Expense incurred                                       121,324     81,351    78,375
    Amortization of deferred financing costs                 2,523      4,242     3,444
 General and administrative                                 15,064      9,857     8,129
                                                          --------   --------  --------
    Total expenses                                         571,307    381,352   330,646
                                                          --------   --------  --------
Income before gain on disposition of properties
          and extraordinary items                          176,014     97,033    59,738
  Gain on disposition of properties                         13,838     22,402    21,617
                                                          --------   --------  --------
Income before extraordinary items                          189,852    119,435    81,355
  Write-off of unamortized costs on refinanced debt           -        (3,512)     -
  Gain on early extinguishment of debt                        -           -       2,000
                                                          --------   --------  --------
Net income                                                $189,852   $115,923  $ 83,355
                                                          ========   ========  ========

ALLOCATION OF NET INCOME:
Redeemable Preference Interests                           $   -      $    263  $  1,508
                                                          ========   ========  ========

9 3/8% Series A Cumulative Redeemable
  Preference Units                                        $ 14,344   $ 14,345  $  8,367
                                                          ========   ========  ========
9 1/8% Series B Cumulative Redeemable
  Preference Units                                        $ 11,406   $ 11,406  $  1,742
                                                          ========   ========  ========
9 1/8% Series C Cumulative Redeemable
  Preference Units                                        $ 10,494   $  3,264  $   -
                                                          ========   ========  ========
8.60% Series D Cumulative Redeemable
  Preference Units                                        $  9,238   $   -     $   -
                                                          ========   ========  ========
Series E Cumulative Convertible
  Preference Units                                        $  4,143   $   -     $   -
                                                          ========   ========  ========
9.65% Series F Cumulative Redeemable
  Preference Units                                        $  3,284   $   -     $   -
                                                          ========   ========  ========
7 1/4% Series G Convertible Cumulative
  Preference Units                                        $  6,103   $   -     $   -
                                                          ========   ========  ========

General Partner                                           $117,580   $ 72,609  $ 57,610
Limited Partners                                            13,260     14,036    14,128
                                                          --------   --------  --------
Net income available to OP Unit holders                   $130,840   $ 86,645  $ 71,738
                                                          ========   ========  ========

Net income per weighted average OP Unit outstanding       $   1.79   $   1.70  $   1.68
                                                          ========   ========  ========

Weighted average OP Units outstanding                       73,182     51,108    42,749
                                                          ========   ========  ========

Net income per weighted average OP Unit outstanding -
  assuming dilution                                       $   1.76   $   1.69  $   1.67
                                                          ========   ========  ========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                  Year Ended December 31,
                                                                                        --------------------------------------------
                                                                                           1997             1996          1995
                                                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $   189,852      $   115,923   $    83,355
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                             156,644           93,253        72,410
   Amortization of deferred financing costs (including discounts and premiums on debt)        2,170            4,558         3,717
   Amortization of discount on investment in mortgage notes                                  (3,100)            (613)            -
   Gain on disposition of properties                                                        (13,838)         (22,402)      (21,617)
   Write-off of unamortized costs on refinanced debt                                              -            3,512             -
   Gain on early extinguishment of debt                                                           -                -        (2,000)
   Changes in assets and liabilities:
     (Increase) in rents receivable                                                          (1,373)            (409)         (259)
     (Increase) decrease in deposits-restricted                                             (23,183)            (556)         (218)
     (Increase) decrease in other assets                                                    (20,608)             158         1,913
     Increase in accounts payable and accrued expenses                                       20,235            9,901         3,765
     Increase in accrued interest payable                                                    12,224            4,383         2,616
     Increase (decrease) in rents received in advance and other liabilities                  12,112            3,222        (2,148)
                                                                                        -----------      -----------   -----------
 Net cash provided by operating activities                                                  331,135          210,930       141,534
                                                                                        -----------      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate, net                                                          (1,190,380)        (641,015)     (239,964)
 Improvements to real estate                                                                (50,246)         (33,001)      (32,800)
 Additions to non-real estate                                                                (9,754)          (2,347)       (3,669)
 Proceeds from disposition of rental property, net                                           35,758           40,093        46,426
 Purchase of management contract rights                                                      (5,000)               -             -
 (Increase) decrease in mortgage deposits                                                   (25,521)           1,311        (1,299)
 Deposits (made) on real estate acquisitions                                                 (8,815)         (16,916)      (15,107)
 Deposits applied on real estate acquisitions                                                16,761           15,107         5,200
 (Increase) decrease in investment in mortgage notes                                        (86,367)           1,171       (87,154)
 EWR Merger costs and related activities                                                   (114,654)               -             -
 Wellsford Merger costs and related activities                                              (62,254)               -             -
 Other investing activities, net                                                            (42,852)             (58)        4,349
                                                                                        -----------      -----------   -----------
   Net cash (used for) investing activities                                              (1,543,324)        (635,655)     (324,018)
                                                                                        -----------      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions from General Partner                                               1,013,789          597,752       270,311
 Redemption of Preference Interests                                                               -           (1,083)       (1,352)
 Distributions paid to partners                                                            (292,082)        (142,304)      (95,875)
 Proceeds from sale of 2002 Notes, net of discount                                                -                -       124,011
 Proceeds from sale of 2026 Notes                                                                 -          150,000             -
 Proceeds from sale of 2001 Notes, net of discount                                          149,684                -             -
 Proceeds from sale of 2003 Notes, net of discount                                           49,916                -             -
 Proceeds from sale of 2017 Notes, net of discount                                          148,703                -             -
 Principal repayment on the Floating Rate Notes                                            (100,000)               -             -
 Principal receipts on employee notes                                                           269               76           143
 Proceeds from restructuring of tax-exempt bond investments                                   9,350          112,209             -
 Proceeds from line of credit                                                               442,500          250,000       317,000
 Repayments on line of credit                                                              (207,500)        (342,000)     (387,000)
 Principal payments on mortgage notes payable                                              (120,546)         (60,706)      (47,787)
 Deferred financing costs                                                                   (10,799)          (9,111)       (4,558)
 Increase in security deposits                                                                7,819            3,735           948
 Other financing activities                                                                   7,110                -            33
                                                                                        -----------      -----------   -----------
   Net cash provided by financing activities                                              1,098,213          558,568       175,874
                                                                                        -----------      -----------   -----------
 Net (decrease) increase in cash and cash equivalents                                      (113,976)         133,843        (6,610)
 Cash and cash equivalents, beginning of year                                               147,271           13,428        20,038
                                                                                        -----------      -----------   -----------
 Cash and cash equivalents, end of year                                                 $    33,295      $   147,271   $    13,428
                                                                                        ===========      ===========   ===========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)

                                                                                     Year Ended December 31,
                                                                                --------------------------------
                                                                                  1997        1996        1995
                                                                                --------------------------------
Supplemental information:

 Cash paid during the period for interest                                     $  109,100    $ 76,968     $75,759
                                                                              ==========    ========     =======

 Mortgage loans assumed through Mergers                                       $  333,966    $   -        $  -
                                                                              ==========    ========     =======

 Mortgage loans assumed through acquisitions of real estate                   $  597,245    $142,237     $23,554
                                                                              ==========    ========     =======

 Unsecured notes assumed through Mergers                                      $  383,954    $   -        $  -
                                                                              ==========    ========     =======

 Real estate assumed through foreclosure                                      $     -       $ 10,854     $  -
                                                                              ==========    ========     =======

 Net real estate contributed in exchange for OP units                         $  191,329    $    440     $18,811
                                                                              ==========    ========     =======

 Fair market value of OP Units issued in connection with Mergers              $1,052,582    $   -        $  -
                                                                              ==========    ========     =======

 Real estate conveyed in exchange for release of mortgage indebtedness        $     -       $   -        $20,500
                                                                              ==========    ========     =======

 Liquidation value of Preferred Shares redesignated through Wellsford Merger  $  157,463    $   -        $  -
                                                                              ==========    ========     =======

 Net liabilities assumed through Mergers                                      $   33,237    $   -        $  -
                                                                              ==========    ========     =======

                            See accompanying notes

                       ERP OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            (Amounts in thousands)

                                                                                             Year Ended December 31,
                                                                                   ---------------------------------------
                                                                                      1997          1996           1995
                                                                                   ---------------------------------------
Accumulated partners' capital, beginning of year                                   $1,609,467     $1,053,480     $ 787,374

Net income for the year ended December 31,                                            189,852        115,923        83,355
Capital contributions from General Partner                                          1,014,604        598,123       271,273
Liquidation Value of Preferred Shares redesignated through
  Wellsford Merger                                                                    157,463           -             -
Redemption of Preference Interests                                                       -            (1,083)       (1,352)
Issuance of OP Units in connection with acquisitions                                  191,329            440        18,811
Issuance of OP Units in connection with Mergers                                     1,052,582           -             -
Distributions declared to Redeemable
  Preference Interests for the year ended December 31,                                   -              -          (10,109)
Distributions declared to partners for the year ended December 31,                   (251,902)      (157,416)      (95,872)
                                                                                   ----------     ----------    ----------

Accumulated partners' capital, end of year                                         $3,963,395     $1,609,467    $1,053,480
                                                                                   ==========     ==========    ==========

Allocation of partners' capital:
   General Partner, partner's capital, end of year                                 $2,648,278     $1,065,830    $  606,517
                                                                                   ==========     ==========    ==========
   Limited Partners, partners' capital, end of year                                $  273,404     $  150,637    $  144,385
                                                                                   ==========     ==========    ==========
   Redeemable Preference Interests, end of year                                    $     -        $     -       $   24,578
                                                                                   ==========     ==========    ==========
   9 3/8% Series A Cumulative Redeemable Preference Units                          $  153,000     $  153,000    $  153,000
                                                                                   ==========     ==========    ==========
   9 1/8% Series B Cumulative Redeemable Preference Units                          $  125,000     $  125,000    $  125,000
                                                                                   ==========     ==========    ==========
   9 1/8% Series C Cumulative Redeemable Preference Units                          $  115,000     $  115,000    $     -
                                                                                   ==========     ==========    ==========
   8.60% Series D Cumulative Redeemable Preference Units                           $  175,000     $     -       $     -
                                                                                   ==========     ==========    ==========
   Series E Cumulative Convertible Preference Units                                $   99,963     $     -       $     -
                                                                                   ==========     ==========    ==========
   9.65% Series F Cumulative Redeemable Preference Units                           $   57,500     $     -       $     -
                                                                                   ==========     ==========    ==========
   7 1/4% Series G Convertible Cumulative Preference Units                         $  316,250     $     -       $     -
                                                                                   ==========     ==========    ==========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company conducts substantially all of its operations through the Operating Partnership. EQR, through the Operating Partnership, is the successor to the multifamily residential property business of Equity Properties Management Corp. ("EPMC"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and a series of other entities which owned 69 of the properties (the "Initial Properties"). Forty-six of the Initial Properties (the "Zell Properties") were contributed or sold by entities substantially controlled by Mr. Zell and primarily owned by Mr. Zell and trusts for the benefit of Mr. Robert Lurie, a deceased partner of Mr. Zell. The remaining 23 of the Initial Properties (the "Starwood Properties") were acquired from entities controlled by Starwood Capital Partners, L.P. ("Starwood") and its affiliates ("Starwood Original Owners"). Prior to the completion of the Company's initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"), EPMC provided multifamily residential management services (the "Management Business") to the Zell Properties.

     The Company, through the Operating Partnership, is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1997, the Operating Partnership controlled a portfolio of 463 multifamily properties (individually a "Property" and collectively the "Properties") containing 135,200 apartment units. The Operating Partnership's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties"). The Properties and Additional Properties are located throughout the United States in the following 35 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

     In exchange for contributing 33 of the Zell Properties and the Management Business and the Starwood Properties, the 33 existing entities (the "Zell Original Owners"), and entities controlled by Starwood and EPMC received a total of 8,433,238 partnership interests ("OP Units") (including an additional 93,639 OP Units issued in August 1994 and 1,835 OP Units issued in September 1995) in the Operating Partnership. The other 13 Zell Properties were acquired from 13 existing partnerships (the "Zell Sellers") for $43.5 million in cash. The Management Business, the Zell Original Owners and the Zell Sellers are collectively "EQR's Predecessor Business."

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties encumbered by mortgage indebtedness. The Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each Financing Partnership. The remaining 1% general partner interest in each Financing Partnership is owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies (the "LLCs") which own certain Properties and one such LLC which has an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC. In addition, the Company also owns a 1% general partner interest and a 81.1% limited partner interest in Evans Withycombe Residential,
L. P. (the "EWR Operating Partnership") and the Operating Partnership owns a 16.1% limited partner interest and a 1% managing general partner interest in the EWR Operating Partnership.

     As of December 31, 1997, 451 Properties were managed by either Equity Residential Properties Management Limited Partnership, the successor to the Management Business contributed by EPMC contemporaneously with the EQR IPO and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"). The Management Partnerships collect a property management fee consistent with a reasonable arms-length charge for the performance of such services. The sole general partners of the Management Partnerships with a 1% interest is the Operating Partnership. The sole limited partners of the Management Partnerships are Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II"), respectively, and each has a 99% interest in the respective partnership.

2.   Basis of Presentation

     The Wellsford Merger and the EWR Merger (collectively, the "Mergers") were treated as purchases in accordance with Accounting Principles Board Opinion No.
16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair values as of May 30, 1997 (the "Wellsford Closing Date"). The assets acquired and the liabilities assumed of EWR were recorded at their relative fair values as of December 23, 1997 (the "EWR Closing Date"). The accompanying consolidated statements of operations and cash flows include the results of both Wellsford and EWR from their respective closing dates.

     Due to the Operating Partnership's ability to control, either through ownership or by contract, the Management Partnerships, the Financing Partnerships, the LLCs and the EWR Operating Partnership, each such entity has been consolidated with the Operating Partnership for

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


financial reporting purposes. In regard to Management Corp., Management Corp. II and Evans Withycombe Management, Inc., the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

3.   Business Combinations

     In connection with the Wellsford Merger each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share of the Company. In addition, Wellsford's Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

     On the Wellsford Closing Date, 72 Properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million Common Shares issued by the Company with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 10.8 million OP Units to the Company.

     On the EWR Closing Date, 53 Properties containing 15,331 units and three Properties under construction or expansion expected to contain 953 units and other related assets were acquired for a total purchase price of approximately $1.2 billion. In connection with the EWR Merger, as of the EWR Closing Date, each outstanding common share of beneficial interest of EWR was converted into
 .50 of a Common Share of the Company. The purchase price consisted of the Operating Partnership's contribution of the EWR Operating Partnership OP Units to the Operating Partnership at a market value of approximately $501.6 million, issuance of approximately 2.2 million Operating Partnership OP Units, in exchange for approximately 4.4 million EWR Operating Partnership OP Units at a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs of approximately $16.7 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.   Partner's Capital

     The limited partners of the Operating Partnership as of December 31, 1997 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 9,592,590 OP Units which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares. As of December 31, 1997, the General Partner had an approximate 90.28% interest and the Limited Partners had an approximate 9.72% interest.

     In regards to the General Partner, net proceeds from the various equity offerings of the Company have been contributed by the Company to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partner's ability to convert their interest into an ownership interest in the General Partner, the net offering proceeds are allocated between the Company (as general partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     The Operating Partnership paid a $0.625, $0.625, $0.625 and $0.67 per OP Unit distribution on April 11, July 11, October 10 and December 30, 1997, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1997, to OP Unit holders of record on March 28, June 27, September 26 and December 15, 1997, respectively.

                      ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

     The following table summarizes the distributions paid to the Company as holder of the various Preference Units listed below related to the year ended December 31, 1997:





                                                                                                     For the
                                                                                                Quarter or Period
                                                    Distribution Amount       Date Paid               ended
                                                    -------------------       ---------               -----
          Series A Cumulative
             Redeemable Preference Units                  $0.585938            04/15/97             03/31/97
                                                           0.585937            07/15/97             06/30/97
                                                           0.585938            10/15/97             09/30/97
                                                           0.585937            01/15/98             12/31/97
          Series B Cumulative
             Redeemable Preference Units                  $0.570313            04/15/97             03/31/97
                                                           0.570312            07/15/97             06/30/97
                                                           0.570313            10/15/97             09/30/97
                                                           0.570312            01/15/98             12/31/97
          Series C Cumulative
             Redeemable Preference Units                  $0.570313            04/15/97             03/31/97
                                                           0.570312            07/15/97             06/30/97
                                                           0.570313            10/15/97             09/30/97
                                                           0.570312            01/15/98             12/31/97
          Series D Cumulative
             Redeemable Preference Units (A)              $0.334400            07/15/97             06/30/97
                                                           0.537500            10/15/97             09/30/97
                                                           0.537500            01/15/98             12/31/97
          Series E Cumulative
             Convertible Preference Units                 $0.437500            07/01/97             06/30/97
                                                           0.437500            10/01/97             09/30/97
                                                           0.437500            01/02/98             12/31/97
          Series F Cumulative
             Redeemable Preference Units                  $0.603125            07/15/97             06/30/97
                                                           0.603125            10/15/97             09/30/97
                                                           0.603125            01/15/98             12/31/97
          Series G Convertible
             Cumulative Preference Units (B)              $0.110800            10/15/97             09/30/97
                                                           0.453125            01/15/98             12/31/97


          (A) Partial distribution of $0.3344 covers the period May 21 through July 15, 1997.

          (B) Partial distribution of $0.1108 covers the period September 24 through October 15, 1997.

5.   Summary of Significant Accounting Policies

     (a)  Real estate assets and depreciation

     Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Real estate intended to be held and operated by the Operating Partnership over their remaining useful life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular real estate may not be recoverable. If these events or changes in circumstances are present, the Operating Partnership estimates the sum of the

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

expected future cash flows (undiscounted) to result from the operations and eventual disposition of the particular real estate, and if less than the carrying amount of the real estate, the Operating Partnership will recognize an impairment loss. Upon recognition of any impairment loss the Operating Partnership measures that loss based on the amount by which the carrying amount of the real estate exceeds the estimated fair value of the real estate.

     For rental properties to be disposed of, an impairment loss is recognized when the fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time the Operating Partnership has a commitment to sell the property and/or is actively marketing the property for sale. Real estate to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation is not recorded during the period in which assets are held for disposal.

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

     The Operating Partnership classifies developments and lease-up properties as construction-in-progress until construction on the apartment community has been completed and the apartment community has reached stabilized occupancy. The Operating Partnership generally considers a property stabilized when it first reaches 93% physical occupancy. The Operating Partnership also classifies land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $8.3 million as of December 31, 1997.

     (b)  Cash and Cash Equivalents

     The Operating Partnership considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Operating Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Operating Partnership believes that the risk is not significant, as the Operating Partnership does not anticipate their non-performance.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     (c)  Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain the Operating Partnership's lines of credit, long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. As of December 31, 1997 and 1996, the accumulated amortization of such deferred financing costs was $4.2 million and $3.8 million, respectively.

     (d)  Interest Rate Protection Agreements

     The Operating Partnership from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the remaining term of the related financing transaction on the straight-line method. The Operating Partnership believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

     (e)  Fair Value of Financial Instruments

     The fair values of the Operating Partnership's financial instruments, including cash and cash equivalents, and mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Operating Partnership's investment in mortgage notes, the fair value as of December 31, 1997 was estimated to be approximately $184.8 million compared to the Operating Partnership's carrying value of $176.1 million. The estimated fair value of the Operating Partnership's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

     (f)  Revenue Recognition

     Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis.

     (g)  Lease Agreements

     A substantial portion of the leases entered into between the tenant and a multifamily property for the rental of an apartment unit is month-to-month or year-to-year, renewable upon consent of both parties.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     (h)  Income Taxes

     The Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns, therefore, no provision for Federal income taxes is made in the financial statements of the Operating Partnership. However, the Operating Partnership is subject to certain state and local income, excise and franchise taxes. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1997 was approximately $6.2 billion.

     (i)  Income per OP Unit

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income per weighted average OP Unit and net income per weighted average OP Unit--assuming dilution amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

     (j)  Cash Distributions and Allocation of Income (Loss)

     Distributions, profits and losses are generally allocated to the General Partner and the Limited Partners in proportion to their respective percentage interests.

     (k)  Use of Estimates

     In preparation of the Operating Partnership's financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  Real Estate

     The following summarizes the carrying amounts for the real estate as of December 31, 1997 and 1996:

                                                      1997             1996
                                                      ----             ----
                                                      (Amounts in thousands)
          Land                                     $  791,980       $  284,879
          Buildings and Improvements                6,060,779        2,566,568
          Furniture, Fixtures and Equipment           232,636          132,063
          Construction in Progress                     36,040             -
                                                   ----------       ----------

          Real estate                               7,121,435        2,983,510
          Accumulated Depreciation                   (444,762)        (301,512)
                                                   ----------       ----------

          Real estate, net                         $6,676,673       $2,681,998
                                                   ==========       ==========

     In addition to the Mergers, during the year ended December 31, 1997, the Operating Partnership acquired the 124 Properties listed below. Each Property was purchased from an unaffiliated third party, except for 12 of the Properties, which were purchased from affiliates of the Operating Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"). The total purchase price for the Properties acquired from Zell/Merrill I and Zell/Merrill II was approximately $162.2 million. In connection with certain of the acquisitions listed below, the Operating Partnership assumed mortgage indebtedness of approximately $597.2 million and issued OP Units having a value of approximately $191.3 million. The cash portion of these transactions was funded primarily from proceeds raised from the various equity offerings of the Company as well as from proceeds raised from the issuances of debt securities as discussed in Note 13.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                                                                                             Total
                                                                                          Acquisition
  Date                                                                          Number      Cost (in
Acquired  Property                                   Location                 of Units     thousands)
--------  --------                                   --------                 --------    ------------
01/02/97  Town Center                                Kingwood, TX                258       $   12,874
01/21/97  Harborview                                 San Pedro, CA               160           19,109
01/31/97  The Cardinal                               Greensboro, NC              256           13,180
02/12/97  Trails at Dominion                         Houston, TX                 843           38,525
02/25/97  Dartmouth Woods                            Lakewood, CO                201           12,489
02/28/97  Rincon                                     Houston, TX                 288           21,157
02/28/97  Waterford at the Lakes                     Kent, WA                    344           19,443
03/17/97  Junipers at Yarmouth                       Yarmouth, ME                225            9,326
03/20/97  Lincoln Harbor                             Ft. Lauderdale, FL          324           22,325
03/24/97  Sedona Ridge                               Phoenix, AZ                 250           15,262
03/28/97  Club at the Green                          Beaverton, OR               254           14,906
03/28/97  Boulder Creek (formerly Knight's Castle)   Wilsonville, OR             296           15,239
04/04/97  Country Gables                             Beaverton, OR               288           16,030
04/04/97  Watermark Square                           Portland, OR                390           15,984
04/04/97  Indigo Springs                             Kent, WA                    278           12,903
04/29/97  Summit Chase                               Coral Springs, FL           140            5,613
05/13/97  Willow Brook                               Durham, NC                  176            8,553
05/15/97  The Willows                                Knoxville, TN               250           11,064
05/21/97  Cascade at Landmark                        Alexandria, VA              277           23,322
05/21/97  Sabal Palm Club                            Pompano Beach, FL           416           23,913
05/21/97  Tamarlane                                  Portland, ME                115            5,861
05/22/97  Spinnaker Cove                             Hermitage, TN               278           14,700
05/29/97  Banyan Lake                                Boynton Beach, FL           288           14,031
05/30/97  Wyndridge III                              Memphis, TN                 284           15,204
06/06/97  Wyndridge II                               Memphis, TN                 284           15,285
06/13/97  Windemere                                  Mesa, AZ                    224            9,641
06/13/97  Preston Bend                               Dallas, TX                  255           11,062
06/13/97  Highline Oaks                              Denver, CO                  220           10,782
06/17/97  Hunter's Ridge/South Pointe                St. Louis, MO               390           19,603
06/19/97  Club at Tanasbourne                        Hillsboro, OR               352           20,098
06/26/97  Wood Creek                                 Pleasant Hill, CA           256           32,816
07/02/97  Ridgemont/Mountain Brook                   Chattanooga, TN             506           15,105
07/11/97  Foxchase                                   Grand Prairie, TX           260            8,528
07/18/97  La Mirage                                  San Diego, CA             1,070          128,988
07/31/97  Bay Ridge                                  San Pedro, CA                60            4,581
08/07/97  Boynton Place                              Boynton Beach, FL           192            9,425
08/07/97  Gates of Redmond I                         Redmond, WA                 180           14,445
08/12/97  Cambridge Village                          Lewisville, TX              200            9,614
08/12/97  Crosswinds                                 St. Petersburg, FL          208            7,351
08/15/97  Gates of Redmond II                        Redmond, WA                 100            8,025
08/27/97  Paces Station/Paces on the Green           Atlanta, GA                 610           37,432

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                                                                                             Total
                                                                                          Acquisition
  Date                                                                          Number      Cost (in
Acquired  Property                                   Location                 of Units     thousands)
--------  --------                                   --------                 --------    ------------
09/05/97  North Hill                                 Atlanta, GA                 420            21,093
09/05/97  Casa Camino Ruiz (formerly Pardee Casas)   San Diego, CA               196            13,345
09/29/97  The Classic                                Stamford, CT                144            22,776
09/30/97  Cambridge at Hickory Hollow                Nashville, TN               360            21,155
10/02/97  Brookfield                                 Salt Lake City, UT          128             6,833
10/09/97  Atrium                                     Durham, NC                  208            11,233
10/09/97  Burwick Farms                              Howell, MI                  264            11,026
10/09/97  Carolina Crossing                          Greenville, SC              156             5,481
10/09/97  Chimneys                                   Charlotte, NC               214             9,051
10/09/97  Clarion                                    Decatur, GA                 217            15,026
10/09/97  Concorde Bridge                            Overland Park, KS           248            19,737
10/09/97  Creekwood                                  Charlotte, NC               384            18,599
10/09/97  Eastland on the Lake                       Columbus, OH                376             8,183
10/09/97  Garden Lake                                Riverdale, GA               278            14,645
10/09/97  Glen Eagle                                 Greenville, SC              192             8,340
10/09/97  Grey Eagle                                 Greenville, SC              156             7,255
10/09/97  Hickory Ridge                              Greenville, SC               90             2,858
10/09/97  Hidden Oaks                                Cary, NC                    216            11,770
10/09/97  Highland Grove                             Stone Mt., GA               268            16,662
10/09/97  Mariners Wharf                             Orange Park, FL             272            18,594
10/09/97  Northlake                                  Jacksonville, FL            240            11,660
10/09/97  Silver Springs                             Jacksonville, FL            432            18,310
10/09/97  Tamarind at Stoneridge                     Columbia, SC                240            10,545
10/09/97  Tivoli Lakes Club                          Deerfield Beach, FL         278            18,051
10/09/97  Village of Sycamore Ridge                  Memphis, TN                 114             6,228
10/09/97  Woodland Meadows                           Ann Arbor, MI               306            20,045
10/17/97  Deerwood                                   Corona, CA                  316            25,073
10/21/97  Autumn Creek                               Cordova, TN                 210            11,024
10/21/97  Blue Swan                                  San Antonio, TX             285             9,018
10/21/97  Brookridge                                 Centreville, VA             252            18,541
10/21/97  Chantecleer Lakes                          Naperville, IL              304            23,038
10/21/97  Crescent at Cherry Creek                   Denver, CO                  216            17,721
10/21/97  Governor's Pointe                          Roswell, GA                 468            28,258
10/21/97  Hidden Palms                               Tampa, FL                   256             8,427
10/21/97  Idlewood                                   Indianapolis, IN            320            14,043
10/21/97  Jefferson at Walnut Creek                  Austin, TX                  342            17,343
10/21/97  Kirby Place                                Houston, TX                 362            29,533
10/21/97  Larkspur Woods                             Sacramento, CA              232            20,335
10/21/97  Northwoods Village                         Cary, NC                    228            12,830
10/21/97  Orchard of Landen                          Maineville, OH              312            20,236
10/21/97  Preakness                                  Antioch, TN                 260             9,237

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                                                                                             Total
                                                                                          Acquisition
  Date                                                                         Number      Cost (in
Acquired  Property                                   Location                 of Units     thousands)
--------  --------                                   --------                 --------    ------------
10/21/97  Riverside Park                             Tulsa, OK                   288          13,828
10/21/97  Sycamore Creek                             Scottsdale, AZ              350          22,232
10/21/97  Trinity Lakes                              Cordova, TN                 330          16,944
11/21/97  Parkridge Place                            Irving, TX                  536          23,503
11/21/97  Villa Serenas                              Tucson, AZ                  611          16,843
12/05/97  Hollyview                                  Silver Spring, MD            42           1,684
12/11/97  Cierra Crest                               Denver, CO                  480          39,632
12/11/97  Arbor Glen                                 Ypsilanti, MI               220          10,922
12/11/97  Breckenridge                               Lexington, KY               382          16,458
12/11/97  Ethans Ridge I                             Kansas City, MO             316          19,459
12/11/97  Ethans Ridge II                            Kansas City, MO             242          14,655
12/11/97  Ethans Glen III                            Kansas City, MO              48           2,441
12/11/97  Farmington Gates                           Germantown, TN              182           9,697
12/11/97  Fountain Place I                           Eden Prairie, MN            332          23,999
12/11/97  Fountain Place II                          Eden Prairie, MN            158          12,265
12/11/97  Geary Court Yard                           San Francisco, CA           164          17,194
12/11/97  James Street Crossing                      Kent, WA                    300          20,786
12/11/97  Ocean Walk                                 Key West, FL                296          28,353
12/11/97  Regency Woods                              West Des Moines, IA         200           7,451
12/11/97  Ridgeway Commons                           Memphis, TN                 127           5,684
12/11/97  River Oak                                  Louisville, KY              268          12,539
12/11/97  Royal Oak                                  Eagan, MN                   231          15,982
12/11/97  The Cedars                                 Charlotte, NC               360          20,253
12/11/97  Trailway Pond I                            Burnsville, MN               75           4,768
12/11/97  Trailway Pond II                           Burnsville, MN              165          11,047
12/11/97  Valley Creek I                             Woodbury, MN                225          16,226
12/11/97  Valley Creek II                            Woodbury, MN                177          12,295
12/11/97  Westwood Pines                             Tamarac, FL                 208          15,261
12/11/97  White Bear Woods                           White Bear Lake, MN         225          16,213
12/11/97  Wood Crest Villa                           Westland, MI                458           9,260
12/11/97  Wood Lane Place                            Woodbury, MN                216          20,033
12/17/97  Crystal Village                            Attleboro, MA                91           6,349
12/17/97  Mill Village                               Randolph, MA                310          19,584
12/18/97  Ridgewood Village                          San Diego, CA               192          19,779
12/18/97  Meadows in the Park                        Birmingham, AL              200           9,525
12/18/97  Meadows on the Lake                        Birmingham, AL              200           9,521
12/18/97  Vinings at Ashley Lake                     Boynton Beach, FL           440          26,860
12/23/97  Chartwell Court                            Houston, TX                 243          14,036
12/30/97  Glenlake Club                              Glendale Heights, IL        336          21,708
12/31/97  Arboretum                                  Atlanta, GA                 312          20,607
                                                                               ------     ----------
                                                                               33,542     $1,982,828
                                                                               ======     ==========

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


7. Investment in Limited Partnerships - Development Properties

     In December 1997, the Operating Partnership entered into a joint venture agreement with a multifamily residential real estate developer whereby the Operating Partnership will make investments in a limited partnership to fund a portion of the total project development cost of new multifamily developments in certain of the Operating Partnership's target markets (the "Joint Venture Agreement"). As of December 31, 1997, the Operating Partnership has funded approximately $6.9 million in connection with this agreement. The amounts invested are included in other assets on the balance sheet.

8. Real Estate Dispositions

     During 1997, the Operating Partnership disposed of the properties listed below. Each property was sold to an unaffiliated third party.

                                                                              Disposition
                                                                Number        Price (in
Date Disposed    Property                  Location             of Units      thousands)
-------------    --------------------      -----------------    --------      -----------

  03/28/97       Plantation                Monroe, LA               200       $ 4,800
  08/25/97       Paradise Pointe Land      Hollywood, FL            N/A           712
  11/19/97       Quail Run                 Oklahoma City, OK        208         5,000
  11/19/97       Stonebrook                Oklahoma City, OK        360         8,850
  12/11/97       Cambridge                 Tacoma, WA                96         3,665
  12/11/97       Crown Pointe              Tacoma, WA                76         2,542
  12/11/97       Windemere                 Tacoma, WA                36         1,342
  12/11/97       Diplomat South            Beech Grove, IN          272         7,000
  12/18/97       Village of Hampshire
                 Heights (Partial)         Toledo, OH                88         2,600
                                                                  -----       -------
                                                                  1,336       $36,511
                                                                  =====       =======

     The Operating Partnership recognized a total gain of approximately $13.8 million on the disposition of these seven properties, the portion of one Property and the vacant land parcel.

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

9.     Calculation of Net Income Per Weighted Average OP Unit

     The following tables set forth the computation of net income per weighted average OP Unit outstanding and net income per weighted average OP Unit outstanding - assuming dilution.

                                                                              Year Ended December 31,
                                                                       ------------------------------------
                                                                          1997         1996          1995
                                                                       ---------     ---------     ---------
                                                                  (Amounts in thousands except per share amounts)

Numerator:

Income before gain on disposition of properties,
  extraordinary items and allocation of income to
  Redeemable Preference Interests and Redeemable
  Preference Units                                                     $ 176,014     $  97,033     $  59,738

Income allocated to Redeemable Preference Interests                           --          (263)       (1,508)
Income allocated to Redeemable Preference Units                          (59,012)      (29,015)      (10,109)
                                                                       ---------     ---------     ---------

Income before gain on disposition of properties and
  extraordinary items                                                    117,002        67,755        48,121

Gain on disposition of properties                                         13,838        22,402        21,617

Extraordinary items                                                           --        (3,512)        2,000
                                                                       ---------     ---------     ---------

Numerator for net income per weighted average
  OP Unit outstanding                                                  $ 130,840     $  86,645     $  71,738
                                                                       =========     =========     =========

Effect of dilutive securities:
  Series E Cumulative Convertible Preference Units                            --            --            --
  Series G Convertible Cumulative Preference Units                            --            --            --
                                                                       ---------     ---------     ---------

Numerator for net income per weighted average
  OP Unit outstanding - assuming dilution                              $ 130,840     $  86,645     $  71,738
                                                                       =========     =========     =========

Denominator:

Denominator for net income per weighted
  average OP Unit outstanding                                             73,182        51,108        42,749

Effect of dilutive securities (1):
  OP Units issuable upon exercise of the Company's
  share options (2)                                                        1,099           412           116
                                                                       ---------     ---------     ---------

Denominator for net income per weighted average
  OP Unit outstanding - assuming dilution                                 74,281        51,520        42,865
                                                                       =========     =========     =========

Net income per weighted average OP Unit outstanding                    $    1.79     $    1.70     $    1.68
                                                                       =========     =========     =========
Net income per weighted average OP Unit
  outstanding - assuming dilution                                      $    1.76     $    1.69     $    1.67
                                                                       =========     =========     =========

                                                                            Year ended December 31,
                                                                       -------------------------------------
                                                                         1997          1996          1995
                                                                       ---------     ---------     ---------
Net income per weighted average OP Unit
  outstanding:

Income before gain on disposition of properties
  and extraordinary items per weighted average
  OP Unit outstanding                                                  $    1.60     $    1.33     $    1.12
Gain on disposition of properties                                           0.19          0.44          0.51
Extraordinary items                                                           --         (0.07)         0.05
                                                                       ---------     ---------     ---------

Net income per weighted average OP Unit outstanding                    $    1.79     $    1.70     $    1.68
                                                                       =========     =========     =========

Net income per weighted average OP Unit
  outstanding - assuming dilution:

Income before gain on disposition of properties and
  extraordinary items per weighted average OP Unit
  outstanding - assuming dilution                                      $    1.58     $    1.33     $    1.12
Gain on disposition of properties                                           0.18          0.43          0.50
Extraordinary items                                                           --         (0.07)         0.05
                                                                       ---------     ---------     ---------

Net income per weighted average OP Unit
  Share outstanding - assuming dilution                                $    1.76     $    1.69     $    1.67
                                                                       =========     =========     =========

(1) Convertible Preference Units that could be converted into 2,763,898 Common Shares which would be contributed to the Operating Partnership in exchange for OP Units were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per OP Unit because it would be anti-dilutive.

(2) Pursuant to the Company's share option plan, the Company has offered the opportunity to acquire Common Shares through the grant of share options ("Options") to officers, directors, key employees and consultants of the Company for 4.1 million, 2.3 million and 1.4 million Common Shares at a weighted average exercise price of $36.22, $28.76 and $26.97 per Common Share as of December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, 1996 and 1995, 1.3 million, .9 million, and .7 million Common Shares were exercisable, respectively. Any Common Shares issued pursuant to the Company's share option plan will result in the Operating Partnership issuing OP Units to the Company on a one-for-one basis. Accordingly, the dilutive effect of the Company's Options have been included in the number of OP Units outstanding - assuming dilution.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

10. Investment in Mortgage Notes and Partnership Interests

     In 1995, the Operating Partnership made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. These 21 Additional Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face value), $1.6 million represents a one time payment for an interest rate protection agreement and $0.3 million represents an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Operating Partnership does not control the general partners of the title-holding entities and substantially all of the Operating Partnership's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt. The investment in limited partnership interests is accounted for under the equity method and is included in other assets on the balance sheet.

     As of December 31, 1997 the second mortgage notes had a combined principal balance of approximately $25.5 million, accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. The third mortgage notes had a combined principal balance of approximately $71.1 million, accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is determined to be received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1997 was $9 million. During 1997 and 1996, the Operating Partnership amortized $3.1 million and $0.6 million, respectively, which is included in interest income - investment in mortgage notes in the consolidated statement of operations. This discount is being amortized utilizing the effective yield method.

     On April 28, 1997, the Operating Partnership made an $88 million investment in six mortgage loans collateralized by five multifamily properties. These five multifamily properties are included in the Additional Properties. As of December 31, 1997, these six mortgage loans had a combined principal balance of approximately $88 million and accrue interest at a rate of 8.25%. These six mortgage loans are scheduled to mature on January 1, 2006.

11. Mortgage Notes Payable

     As of December 31, 1997, the Operating Partnership had outstanding mortgage indebtedness of approximately of $1.6 billion encumbering 152 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $145.1 million) was approximately $2.6 billion. The mortgage notes payable are generally due in monthly installments of interest only. In connection

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


with the Properties acquired during the year ended December 31, 1997, including the effects of the Mergers, the Operating Partnership assumed the outstanding mortgage balances on 90 Properties in the aggregate amount of $931 million, which includes a premium of approximately $3.9 million recorded in connection with the EWR Merger.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 1997 and 1996, the aggregate notional amounts of these agreements were approximately $174.3 million and $166.8 million, respectively. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of December 31, 1997 and 1996, the aggregate notional amount of these agreements was approximately $174.3 million and $166.8 million, respectively. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount. The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Operating Partnership.

     The Operating Partnership also has an interest rate cap agreement for a notional amount of $228,000,000, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax exempt bonds secured by certain of it's Properties. The Operating Partnership has no payment obligations to the counterparty with respect to this agreement.

     As of December 31, 1997, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the year ended December 31, 1997, effective interest cost on certain of these mortgage notes was 7.5%. During the year ended December 31, 1997, the Operating Partnership repaid the outstanding mortgage balances on 29 Properties in the aggregate amount of $113.4 million. Subsequent to December 31, 1997, the Operating Partnership repaid the outstanding mortgage balance on one Property in the amount of approximately $18.2 million. In February 1996, the Operating Partnership entered into an interest rate protection agreement, which hedged the interest rate risk of $50 million of mortgage loans, scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002. This agreement was cancelled in July 1997, at no cost to the Operating Partnership, in conjunction with the Operating Partnership entering into another interest rate protection agreement to effectively fix the cost of the Operating Partnership's unsecured notes issued in November 1997.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     As of December 31, 1996, the Operating Partnership had outstanding mortgage indebtedness of approximately $755.4 million encumbering 88 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $141.2 million) was $1.1 billion. The mortgage notes payable are generally due in monthly installments of interest only. In connection with the Properties acquired during the year ended December 31, 1996, the Operating Partnership assumed the outstanding mortgage balances on 14 Properties in the aggregate amount of $142.2 million. In addition, during 1996, in two separate transactions, certain indebtedness evidenced by tax-exempt bonds encumbering certain Properties was refinanced resulting in an increase in mortgage indebtedness affecting these Properties of approximately $112 million. In connection with one of these transactions, the Operating Partnership also recorded an extraordinary loss in the amount of approximately $3.5 million, which represented the write-off of unamortized deferred financing costs from the early retirement of debt.

     During the year ended December 31, 1996, the effective interest cost on these mortgage notes was 7.87%. During the year ended December 31, 1996, the Operating Partnership repaid the outstanding mortgage balances on eight Properties in the aggregate amount of $57 million.

     During 1996 the Operating Partnership terminated two interest rate protection agreements that were initially entered into in connection with two mortgage loans with notional amounts totaling $64.2 million. These two agreements effectively converted these two mortgage loans to fixed rate instruments based on the London Interbank Offered Rate ("LIBOR"). Upon the termination of these agreements the Operating Partnership received settlement payments of approximately $230,000.

     Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows:


                            Year                Total
                        ------------          ---------
                                            (in thousands)

                          1998              $   61,109
                          1999                  18,130
                          2000                  37,154
                          2001                 185,550
                          2002                 178,797
                          Thereafter         1,101,819
                                            ----------
                          Total             $1,582,559
                                            ==========

12.  Lines of Credit

      On November 15, 1996, the Operating Partnership completed an agreement with Morgan Guaranty Trust Company of New York and Bank of America Illinois to provide the Operating Partnership a $250 million

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)



unsecured line of credit. In September 1997, this agreement was amended to increase the potential borrowings to $500 million. This line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus a certain rate dependent upon the Operating Partnership's credit rating, which rate is currently 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1997, $235 million was outstanding on this line of credit, bearing interest at a weighted average rate of 6.46%.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  Notes

     On May 16, 1994, the Operating Partnership issued $125 million of unsecured senior notes (the "1999 Notes") in a private placement (the "Debt Offering") to qualified institutional buyers. The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.2 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15. In February 1996, the Operating Partnership entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into this agreement.

     In December 1994, the Operating Partnership registered $500 million in debt securities pursuant to a debt shelf registration statement (the "Debt Shelf Registration") of which $100 million of unsecured floating rate notes (the "Floating Rate Notes") were issued by the Operating Partnership on December 22, 1994 (the "Public Debt Offering"). The Floating Rate Notes were repaid at maturity on December 22, 1997.

     In April 1995, the Operating Partnership issued $125 million of unsecured fixed rate notes (the "2002 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Second Public Debt Offering"). The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.6 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each October 15 and April 15. The Operating Partnership received net proceeds of $123.1 million in connection with the Second Public Debt Offering. Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one-time settlement payment of this protection transaction, which was approximately $0.8 million, which amount is being amortized over the term of the 2002 Notes. As of December 31, 1997 the unamortized balance of this cost was approximately $0.5 million.

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 1997. The 2026 Notes are redeemable at any time after August 15, 2006 by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance. Prior to the issuance of the 2026 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes on a straight-line basis. As of December 31, 1997, the unamortized balance was approximately $0.5 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration"). The SEC declared this Registration effective on September 23, 1996.

     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in connection with the 1996 Debt Shelf Registration in a public debt offering (the "October 1997 Public Debt Offering"). The 2017 Notes were issued at a discount, which is being amortized over the life of the 2017 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $1.2 million. The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in connection with the 1996 Debt Shelf Registration in a public debt offering (the "November 1997 Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The 2001 Notes were issued at a discount, which is being amortized over the life of the 2001 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.3 million. The Operating Partnership received net proceeds of approximately $148.9 million in connection with the 2001 Notes. The 2003 Notes were issued at a discount, which is being amortized over the life of the 2003 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.1 million. The Operating Partnership received net proceeds of approximately $49.6 million in connection with the 2003 Notes. Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment for each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of December 31, 1997 the unamortized balance of these costs were approximately $4.9 million and $1.6 million, respectively.

     Included in the note balance are four unsecured note issuances assumed in connection with the Wellsford Merger. These are discussed in the following three paragraphs.

     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the assumption of the 2002-A Notes, the Operating Partnership recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1997, the unamortized premium balance relating to the 2002-A Notes was approximately $4.9 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     In November 1996, $25 million of medium term unsecured floating rate notes due November 24, 1999 (the "1999-A Notes") were issued. The 1999-A Notes bear interest at 90 day LIBOR plus 0.32%, which is payable quarterly in arrears on the 25th day of each February, May, August and November.

     Also included in the note balance are two unsecured note issuances assumed in connection with the EWR Merger. These are discussed in the following two paragraphs.

     In April 1997, $75 million of senior unsecured notes due April 15, 2004 (the "2004 Notes") were issued. The 2004 Notes bear interest at a rate of 7.5%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2004 Notes, the Operating Partnership recorded a premium in the amount of $1.7 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1997, the unamortized premium balance relating to the 2004 Notes was approximately $1.7 million.

     In April 1997, $50 million of senior unsecured notes due April 15, 2007 (the "2007 Notes") were issued. The 2007 Notes bear interest at a rate of 7.625%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2007 Notes, the Operating Partnership recorded a premium in the amount of $1.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1997, the unamortized premium balance relating to the 2007 Notes was approximately $1.6 million.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution and the Operating Partnership does not anticipate their non-performance.

14.  Redeemable Preference Interests

     In connection with the acquisition of seven of the Properties which closed in December 1994, the Company, through the Operating Partnership, issued 41,213 preferred interests ("Preference Units") to certain sellers of these Properties. The Preference Units had a stated value of $1,000 and entitled the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and the Company (provided the Company shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws). The Operating Partnership also made loans to certain of these sellers in the aggregate amount of $15.2 million, which loans are fully collateralized by 465,545 OP Units.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     During the year ended December 31, 1995, the Operating Partnership redeemed 1,423 Preference Units for a total redemption price of approximately $1,351,900. During the year ended December 31, 1996 the Operating Partnership redeemed 1,140 Preference Units for a total redemption price of approximately $1.1 million. On March 1, 1996, the Operating Partnership exercised its option to convert all of the Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

15.  9 3/8% Series A Cumulative Redeemable Preference Units

     In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"), at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% cumulative redeemable preference units (the "Series A Cumulative Redeemable Preference Units"). The Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth of January, April, July and October of each year, at the annual rate of 9 3/8% of the liquidation preference of $25 per share. The Series A Preferred Shares are not redeemable prior to June 1, 2000. On or after June 1, 2000, the Preferred Shares may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

16.  9 1/8% Series B Cumulative Redeemable Preference Units

     In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares"). Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from this offering (the "Series B Preferred Share Offering"). The net proceeds of approximately $121 million from the Series B Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series B Cumulative Redeemable Preference Units"). The Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on January 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series B Depositary Share. The Series B Preferred Shares are not redeemable prior to October 15, 2005. On and after October 15, 2005, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series B Depositary Share), plus accrued and unpaid distributions, if any, thereon.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

17.  9 1/8% Series C Cumulative Redeemable Preference Units

     In September 1996, the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares"). Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% Series C cumulative redeemable preference units (the "Series C Cumulative Redeemable Preference Units"). The Series C Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series C Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series C Depositary Share), plus accrued and unpaid distributions, if any, thereon.

18.  8.60% Series D Cumulative Redeemable Preference Units

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares"). Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred Shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of $175 million from this offering (the "Series D Preferred Share Offering"). The net proceeds of approximately $169.5 million from the Series D Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 700,000 of the Operating Partnership's 8.60% Series D cumulative redeemable preference units (the "Series D Cumulative Redeemable Preference Units"). The Series D Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on June 15, 1997, at the annual rate of 8.60% of the liquidation preference of $25 per Series D Depositary Share. The Series D Preferred Shares are not redeemable prior to July 15, 2007. On and after July 15, 2007, the Series D Preferred Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series D Depositary Share), plus accrued and unpaid distributions, if any, thereon.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

19.  Series E Cumulative Convertible Preference Units

     In May 1997, the Company assumed the Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest and redesignated them as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series E Preferred Shares"). Series E Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $44.93 per Common Share (equivalent to a conversion rate of approximately .5564 Common Shares for each Series E Preferred Share). As of December 31, 1997, 1,300 Series E Preferred Shares had been converted into Common Shares. The Series E Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the first of January, April, July and October of each year, at the annual rate of 7.00% of the liquidation preference of $25 per share.

20.  9.65% Series F Cumulative Redeemable Preference Units

     In May 1997, the Company assumed the Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest and redesignated them as the Company's 2,300,000 Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series F Preferred Shares"). The Series F Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth of January, April, July and October of each year, at the annual rate of 9.65% of the liquidation preference of $25 per share. The Series F Preferred Shares are not redeemable prior to August 24, 2000. On and after August 24, 2000, the Series F Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

21.  7 1/4% Series G Convertible Cumulative Preference Units

     In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares"). Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company raised gross proceeds of $275 million from this offering (the "Series G Preferred Share Offering"). The net proceeds of approximately $264 million from the Series G Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 1,100,000 of the Operating Partnership's 7 1/4% Series G convertible cumulative preference units (the "Series G Convertible Cumulative Preference Units"). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters and contributed

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

to the Operating Partnership net proceeds of approximately $39.6 million in exchange for 165,000 of the Operating Partnership's 7 1/4% Series G Convertible Cumulative Preference Units. The Series G Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1997, at the annual rate of 7 1/4% of the liquidation preference of $25 per Series G Depositary Share.

22.  Employee Transactions

     As of December 31, 1997, the outstanding principal balance on the employee notes issued in connection with Common Shares purchased was, in the aggregate, approximately $5.14 million. Douglas Crocker II, President and Chief Executive Officer of the Company and four other officers had purchased an aggregate of 194,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Company in the aggregate amount of approximately $5.4 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The employee notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of the 194,000 Common Shares purchased. Subsequent to December 31, 1997, one of the four other officers repaid his note in full.

     In addition, as of December 31, 1997, the outstanding principal balance on additional notes issued to Mr. Crocker and one other officer was approximately $0.7 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. The notes are recourse to Mr. Crocker and the other officer and are collateralized by pledges of options, share awards and Common Shares purchased.

     Mr. Crocker has a deferred compensation agreement (the "Deferred Compensation Agreement") which Deferred Compensation Agreement will provide Mr. Crocker with a salary benefit after his termination of employment with the Operating Partnership. If Mr. Crocker's employment is terminated by the Company, without cause or voluntarily by Mr. Crocker after age 65, he would be entitled to annual deferred compensation for a 10-year period commencing on the termination date in an amount equal to his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 10% per year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except the annual percentage would be 15%, not 10%. Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily prior to age 65, without good reason, he would not be entitled to any deferred compensation. The Operating Partnership recognized approximately $0.5 million of compensation expense for both 1997 and 1996 related to this Deferred Compensation Agreement.

     In addition, Gerald Spector, Executive Vice President and Chief Operating Officer of the Company, entered into a Deferred Compensation Agreement in 1997, which agreement provides Mr. Spector with a salary benefit after his termination of employment with the Company. If Mr. Spector's employment is terminated, by the Company, without cause or voluntarily by Mr. Spector after age 65, he would be entitled to annual deferred

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

compensation for a 15-year period commencing on the termination date in an amount equal to 75% of his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 6.67% per each year since December 31, 1996. In the event Mr. Spector's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 10%, not 6.67%. Should Mr. Spector be terminated for cause or should he choose to leave voluntarily prior to age 65, without good reason, he would not be entitled to any deferred compensation. The Operating Partnership recognized approximately $0.2 million of compensation expense in 1997 related to this Deferred Compensation Agreement.

     The Board of Trustees also approved a share distributions agreement (the "Share Distributions Agreement") for Mr. Crocker. On January 18, 1996, Mr. Crocker was issued options to purchase 100,000 Common Shares at the then current market price of the Common Shares, which vest over a 3-year period and are effective for 10 years. Pursuant to the terms of the Share Distributions Agreement, upon the exercise of any of these options, Mr. Crocker would be entitled to an amount equal to the amount of Common Share distributions that would have been paid on said shares being exercised had he owned said shares for the period from January 18, 1996 until the date of the exercise of the options in question. Mr. Crocker's death or termination of employment would not affect this agreement with the Company.

     In May 1997, Jeffrey Lynford and Edward Lowenthal (trustees of the Company) each executed a consulting agreement with the Company. Each consulting agreement has a term of five years from May 30, 1997, the closing date of the Wellsford Merger. Pursuant to the consulting agreements, each of Messrs. Lynford and Lowenthal will serve as a senior management consultant to the Company and will receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

     In connection with the EWR Merger, in December 1997, Stephen Evans executed a consulting agreement with an affiliate of the Company. The consulting agreement has a term of two years and expires on December 31, 1999. Pursuant to the consulting agreement, Mr. Evans will serve as a senior management consultant to the Company and will receive compensation at the rate of $225,000 per year. Mr. Evans also received an option to purchase 115,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. Mr. Evans will also be eligible to participate in all of the Company's employee benefit plans in which persons in comparable positions participate, treating Mr. Evans as an employee.

     Also in connection with the EWR Merger, in December 1997, Richard Berry executed an employment agreement with an affiliate of the Company which expires on December 31, 2000 and provides for cash compensation of $250,000 per annum. Pursuant to the agreement, Mr. Berry exchanged all unvested restricted shares of Evans common shares at the time of the EWR Merger into 18,747 restricted Common Shares of the Company, which will vest on December 31, 2000. Mr. Berry also received an option to purchase 77,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. The

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

agreement also provided that Mr. Berry will be eligible to participate in all of the Company's employee benefit plans which persons in comparable positions participate.

     In December 1997, Mr. Berry also entered into a Deferred Compensation Agreement with the Company, which will pay benefits only in the event Mr. Berry's employment with the Company is terminated prior to January 1, 2000. In such a case, the amount payable under Mr. Berry's agreement will equal the value of any restricted Common Shares received in exchange for EWR common shares which are forfeited upon his termination of employment. The payment will be made in two semi-annual installments over the one-year period following termination of employment, and interest of 9% per annum will accrue on the balance over the one-year payment period.

     The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Operating Partnership made contributions in the amount of $0.8 million for the year ended December 31, 1996 and expects to make contributions in the amount of approximately $1.5 million for the year ended December 31, 1997.

23.  Deposits-restricted

     Deposits-restricted as of December 31, 1997, primarily included a deposit in the amount of $20 million held in a third party escrow account made to provide third party construction financing in connection with the Joint Venture Agreement. Also, approximately $8.8 million was held in third party escrow accounts made in connection with the Operating Partnership's disposition of Diplomat South and for several expected 1998 acquisitions. In addition, approximately $7.6 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

     Deposits-restricted as of December 31, 1996, primarily included deposits in the amount of approximately $16.4 million held in third party escrow accounts which were made in connection with five Properties acquired in 1997. In addition, approximately $3.7 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

24.  Gain on Early Extinguishment of Debt

     In June 1995, the Operating Partnership paid approximately $12.6 million in full satisfaction of a $14.6 million mortgage note obligation related to one of its Properties. As a result, the Operating Partnership recognized a gain of $2 million on the extinguishment of this indebtedness.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


25.  Summarized Pro Forma Condensed Statement of Operations (unaudited)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the Wellsford Merger, the September 1997 Common Share Offering, the Series G Preferred Share Offering, the Fourth Pubic Debt Offering, the October 1997 Common Share Offering, the Fifth Pubic Debt Offering, the December 1997 Common Share Offerings, the EWR Merger, the acquisition of an additional 124 Properties, including the related assumption of $597.2 million of mortgage indebtedness, the repayment of $113.4 million of mortgage indebtedness and the disposition of seven Properties (as described in Note 3, Note 4, Note 6, Note 8, Note 11 and
Note 13 of Notes to Consolidated Financial Statements) had occurred on January 1, 1997. This would result in 98,677,855 Units outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following statement are in thousands except for OP Unit amounts:

                                                    Summarized Pro Forma
                                                    Condensed Statement
                                                       of Operations
                                                     For the Year Ended
                                                     December 31, 1997
                                                    --------------------
     Total Revenues                                       $1,107,581
                                                          ==========
     Total Expenses                                          878,989
                                                          ==========
     Pro Forma net income available for OP Units          $  141,824
                                                          ==========
     Pro Forma net income per OP Unit                     $     1.44
                                                          ==========

26.  Employee Share Purchase Plan

     Under the Company's Employee Share Purchase Plan certain eligible officers, trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lessor of: (a) the closing price for a share on the first day of such quarter, and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1996, the Company issued 39,458 Common Shares at a net price of $30.44 per share. During 1997, the Company issued 84,183 Common Shares at

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


net prices that ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith. The net proceeds were contributed to the Operating Partnership in exchange for OP Units.

27.  Distribution Reinvestment and Share Purchase Plan

     On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. The registration statement was declared effective on November 25, 1997.

     The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares. Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan). The proceeds from the sale were contributed to the Operating Partnership in exchange for OP Units.


28.  Commitments and Contingencies

     The Operating Partnership, as an owner of real estate, is subject to various environmental laws of Federal and local governments. Compliance by the Operating Partnership with existing laws has not had a material adverse effect on the Operating Partnership's financial condition and results of operations. However, the Operating Partnership cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

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

     In connection with the Joint Venture Agreement, as discussed in Note 7, the Operating Partnership is obligated to fund an additional $20 million in connection with the third party construction financing.

     In connection with the Wellsford Merger, the Operating Partnership has provided a standby obligation in the amount of $30 million pursuant to an agreement entered into with Wellsford Real Properties, Inc., a Maryland corporation ("WRP"), for the construction financing for a multifamily development project located in Denver, Colorado. In addition, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at the multifamily development project.

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


     Management Corp. has lease agreements with an affiliated party covering office space occupied by the management offices located in Tampa, Florida
(the "Tampa Office") and Chicago, Illinois (the "Chicago Office"). The Tampa Office agreement, expires on October 31, 2001 and the Chicago Office agreement expires on July 31, 2000.

     Management Corp. also has seven additional lease agreements with unaffiliated parties covering space occupied by the management offices located in Dallas, Texas (the "Dallas Office"); Bethesda, Maryland (the "Bethesda Office"); Denver, Colorado (the "Denver Office"); Seattle, Washington (the "Seattle Office"); Atlanta, Georgia (the "Atlanta Office"); Scottsdale, Arizona (the "Scottsdale Office") and Irvine, California (the "Irvine Office"). The lease agreement for the Dallas Office expires on February 28, 1999; the lease agreement for the Bethesda Office expires on November 30, 1998; the lease agreement for the Denver Office expires on December 31, 2002; the lease agreement for the Seattle Office expires on November 30, 2000; the lease agreement for the Atlanta Office expires on May 14, 2001; the lease agreement for the Scottsdale Office expires on July 31, 1999 and the lease agreement for the Irvine Office expires on July 31, 1998.

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

     During the years ended December 31, 1997, 1996 and 1995, total rentals, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $1,491,766, $1,020,311 and $1,049,731, respectively.


     The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1997 is as follows:


                                Year          Amount
                                ----          ------
                                1998        $1,755,789
                                1999         1,324,472
                                2000         1,125,808
                                2001           710,376
                                2002           208,318
                                               -------
                               Total        $5,124,763
                                            ==========

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


29.  Transactions with Related Parties

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

     Certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services and Greenberg & Pociask, Ltd., which provided tax and accounting services. Fees paid to these related entities amounted to approximately $1.3 million, $0.7 million and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million, $4.1 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, 1996 and 1995, $643,500, $315,700 and
$366,300, respectively, was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with securities offerings, litigation matters, property acquisitions and other general corporate matters.

     Equity Group Investments, Inc. and certain of its subsidiaries, including Equity Assets Management, Inc., Eagle Flight Services, Equity Properties & Development, L.P. and EPMC ("EGI"), have provided certain services to the Operating Partnership and the Company which include, but are not limited to, financial and accounting services, investor relations, corporate secretarial, computer and support services, real estate tax evaluation services, market consulting and research services, financing services, information systems services and property development services. Fees paid to EGI for these services amounted to $1.1 million, $1.3 million and $3.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to EGI were approximately $74,600, $0.3 million and $1.1 million as of December 31, 1997, 1996 and 1995, respectively.

     In connection with the affiliated lease agreements discussed in Note 28, Management Corp. paid Equity Office Holdings, L.L.C. ("EOH") $145,511, $118,919 and $104,421 in connection with the Chicago Office, $177,793, $137,638 and $9,783 in connection with the Tampa Office and $632,693, $409,392 and $632,725 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to EOH were approximately $59,675 and $46,435 as of December 31, 1997 and 1996, respectively. As of December 31, 1995, no amounts were owed to EOH.

     In connection with the Private Equity Offering and the Shelf Offering, the Operating Partnership paid Equity Institutional Investors, Inc. ("EII") consulting fees in the amount of $200,000 for the year ended December 31, 1995. As of December 31, 1997 and 1996, no amounts were owed to EII for consulting services.

     Artery Property Management, Inc. ("Artery") provided the Operating Partnership consulting services with regard to property acquisitions and additional business opportunities. Fees paid for those services and reimbursed expenses amounted to approximately $0.2 and $0.7 million for the years ended December 31, 1996 and 1995.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Operating Partnership. Fees paid to this firm amounted to approximately $2.3 million, $4,300 and $41,300 for the years ended December 31, 1997, 1996 and 1995.

     In addition, the Operating Partnership and the Company have provided acquisition, asset and property management services to certain related entities for properties not owned by the Operating Partnership. Fees received for providing such services were approximately $5.7 million, $6.7 million and $7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

30.  Quarterly Financial Data (Unaudited):

     The following unaudited quarterly data has been prepared on the basis of a December 31 year end. The 1997 and 1996 net income per weighted average OP Unit amounts have been presented and, where appropriate, restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per weighted average OP Unit outstanding and impact of Statement No. 128, see Note 5 of Notes to Consolidated Financial Statements. (Amounts are in thousands):

                                       First         Second         Third          Fourth
                                      Quarter        Quarter       Quarter         Quarter
             1997                       3/31          6/30           9/30           12/31
             ----                     --------       --------      --------        --------
Total revenues                        $141,387       $164,937      $203,354        $237,643
                                      ========       ========      ========        ========

Net income                            $ 36,388       $ 38,628      $ 50,320        $ 64,516
                                      ========       ========      ========        ========

Weighted average
 OP Units outstanding                   59,269        66,266        81,134           85,682
                                      ========       ========      ========        ========

Net income per weighted
 average OP Unit outstanding          $   0.46       $   0.40      $   0.42        $   0.50
                                      ========       ========      ========        ========

Net income per weighted
 averge OP Unit outstanding -
 assuming dilution                    $   0.45       $   0.40      $   0.41        $   0.49
                                      ========       ========      ========        ========


                                       First         Second         Third           Fourth
                                      Quarter        Quarter       Quarter         Quarter
             1996                       3/31          6/30           9/30           12/31
             ----                     --------       --------      --------        --------

Total revenues                        $106,321       $113,267      $124,459        $134,338
                                      ========       ========      ========        ========

Net income                            $ 21,295       $ 23,310      $ 22,111        $ 49,207
                                      ========       ========      ========        ========

Weighted average
 OP Units outstanding                   46,210         50,034        52,583          55,540
                                      ========       ========      ========        ========

Net income per weighted
 average OP Unit outstanding          $   0.32       $   0.34      $   0.29        $   0.72
                                      ========       ========      ========        ========

Net income per weighted
 averge OP Unit outstanding -
 assuming dilution                    $   0.31       $   0.34      $   0.28        $   0.71
                                      ========       ========      ========        ========


31.  Subsequent Events

     On January 7, 1998, the Operating Partnership acquired Cityscape Apartments, a 156-unit multifamily property located in St. Louis Park, Minnesota, from an unaffiliated third party for a purchase price of approximately $12.3 million.

     On January 9, 1998, the Operating Partnership acquired 740 River Drive Apartments, a 162-unit multifamily property located in St. Paul, Minnesota, from an unaffiliated third party for a purchase price of approximately $12.8 million, which included the assumption of mortgage indebtedness of approximately $7 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     On January 13, 1998, the Operating Partnership acquired Prospect Towers Apartments, a 157-unit multifamily property, including a vacant parcel of land, located in Hackensack, New Jersey, from an unaffiliated third party for a purchase price of approximately $36.3 million, which included the assumption of mortgage indebtedness of approximately $14.9 million.

     On January 16, 1998, the Operating Partnership acquired Park Place Apartments, a 229-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $13.6 million, which included the assumption of mortgage indebtedness of approximately $10.2 million.

     On January 16, 1998, the Operating Partnership acquired Park Westend Apartments, a 312-unit multifamily property located in Richmond, Virginia, from an unaffiliated third party for a purchase price of approximately $13.3 million, which included the assumption of mortgage indebtedness of approximately $7.2 million.

     On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold at a price of $50.4375 per share and contributed to the Operating Partnership net proceeds of approximately $195.3 million in connection therewith in exchange for OP Units.

     On January 29, 1998, the Operating Partnership acquired Emerald Bay at Winter Park Apartments, a 431-unit multifamily property located in Winter Park, Florida, from an unaffiliated third party for a purchase price of approximately $15.7 million.

     On February 3, 1998, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this Registration effective on February 27, 1998.

     On February 5, 1998, the Operating Partnership acquired Farnham Park Apartments, a 216-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $15.7 million, which included the assumption of mortgage indebtedness of approximately $11.5 million.

     On February 18, 1998, the Company completed offerings of 988,340 publicly registered Common Shares, which were sold at a price of $50.625 per share and contributed to the Operating Partnership net proceeds of approximately $47.5 million in connection therewith in exchange for OP Units.

     On February 23, 1998, the Company completed an offering of 1 million publicly registered Common Shares, which were sold at a price of $48 per share and contributed to the Operating Partnership net proceeds of approximately $47.5 million in connection therewith in exchange for OP Units.

     On February 25, 1998, the Operating Partnership acquired Plantation Apartments, a 232-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $10 million.

     On February 27, 1998, the Operating Partnership acquired Balcones Club Apartments, a 312-unit multifamily property located in Austin, Texas, from an unaffiliated third party for a purchase price of approximately $12.3 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Through February 1998, the Company sold approximately 639,000 Common Shares pursuant to the DRIP Plan and contributed to the Operating Partnership net proceeds of approximately $31.7 million in connection therewith in exchange for OP Units.

     On March 2, 1998, the Operating Partnership acquired Coach Lantern Apartments, a 90-unit multifamily property located in Scarborough, Maine, from an unaffiliated third party for a purchase price of approximately $4.7 million.

     On March 2, 1998, the Operating Partnership acquired Foxcroft Apartments, a 104-unit multifamily property located in Scarborough, Maine, from an unaffiliated third party for a purchase price of approximately $4.9 million.

     On March 2, 1998, the Operating Partnership acquired Yarmouth Woods Apartments, a 138-unit multifamily property located in Yarmouth, Maine, from an unaffiliated third party for a purchase price of approximately $6.6 million.

     On March 2, 1998, the Operating Partnership declared a $0.67 distribution per OP Unit for the quarter ended March 31, 1998 to OP Unit holders of record on March 27, 1998. The Operating Partnership also declared a $0.585938 distribution, a $0.570313 distribution, a $0.5375 distribution, a $0.603125 distribution, a $0.4375 distribution and a $0.453125 distribution to the Company as holder of the Series A Cumulative Redeemable Preference Units, Series B Cumulative Redeemable Preference Units, Series C Cumulative Redeemable Preference Units, Series D Cumulative Redeemable Preference Units, Series E Cumulative Convertible Preference Units, Series F Cumulative Redeemable Preference Units and Series G Convertible Cumulative Preference Units.

     On March 12, 1998, the Operating Partnership disposed of two Properties for a total sales price of $16.7 million.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Partners
ERP Operating Limited Partnership

In connection with our audit of the consolidated financial statements of ERP Operating Limited Partnership referred to in our report dated February 14, 1996, which financial statements are included in this Form 10-K, we have also audited the 1995 information in the financial statement schedule listed in the Index to the Financial Statements and Schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the 1995 information required to be set forth therein.


                                               /s/ GRANT THORNTON LLP
                                                  GRANT THORNTON LLP

Chicago, Illinois
February 14, 1996

                       ERP OPERATING LIMITED PARTNERSHIP

                   Real Estate and Accumulated Depreciation

                               December 31, 1997





                                                                                                       Cost Capitalized
                                                                                                        Subsequent to
                                                                                                         Acquisition
                   Description                                           Initial Cost to Company    (Improvements, net)(1)
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Building &              Building &
Apartment Name               Location                Encumbrances          Land          Fixtures     Land       Fixtures
--------------------------------------------------------------------------------------------------------------------------
2300 Elliot                  Seattle, WA                        0        796,700         7,170,461        0        52,545
2900 on First                Seattle, WA                        0      1,176,400        10,588,096    1,300       204,426
3000 Grand                   Des Moines, IA                     0        858,305         7,827,336        0     1,256,198
7979 Westheimer              Houston, TX                        0      1,388,400        12,495,280    1,700       964,639
Acacia Creek                 Scottsdale, AZ                     0      6,121,856        35,300,728        0             0
Altamonte                    San Antonio, TX           14,600,000      1,663,100        14,968,079    1,970       664,704
Amberton                     Manassas, VA              10,597,067        888,800         8,352,507   11,800       862,260
Arbor Glen                   Pittsfield Twp, MI                 0      1,092,300         9,830,191        0            (0)
Arboretum (GA)               Atlanta, GA                        0      4,679,400        15,927,313        0             1
Arbors of Brentwood          Nashville, TN                     (D)       404,570        13,189,508      100       918,181
Arbors of Hickory Hollow     Nashville, TN                     (D)       202,285         6,594,754      700     1,613,873
Arbors of Las Colinas        Irving, TX                         0      1,662,300        14,960,709    1,600     1,119,028
Ashton, The                  Corona Hills, CA          17,300,000      2,594,264        33,012,228        0             0
Atrium                       Durham, NC                         0      1,122,600        10,103,027        0         7,769
Augusta (WRP)                Oklahoma City, OK                  0        873,200         7,866,622        0        31,204
Autumn Creek                 Cordova, TN                       (E)     1,680,000         9,330,921    1,300        11,719
Bainbridge                   Durham, NC                         0      1,042,900         9,385,579   33,400       918,181
Banyan Lake                  Boynton Beach, FL                  0      2,736,000        11,204,508    2,600        96,561
Bay Club                     Phoenix, AZ                        0        828,100         5,821,759      100     1,222,091
Bay Ridge                    San Pedro, CA                      0      2,385,399         2,180,081   15,701             0
Bayside at the Islands       Gilbert, AZ                       (P)     3,306,484        15,541,586        0             0
Bear Canyon (Evans)          Tucson, AZ                         0      1,660,608        11,203,464        0             0
Bear Creek Village           Denver, CO                         0      4,519,700        40,677,102        0        60,349
Blue Swan                    San Antonio, TX                   (E)     1,424,800         7,589,821        0         4,359
Bourbon Square               Palatine, IL              27,846,353      3,982,600        35,843,025    2,700     2,647,335
Breckenridge                 Lexington, KY              9,592,152      1,645,800        14,812,310        0             0
Brentwood                    Vancouver, WA                      0      1,318,200        11,863,517   39,021       944,655
Breton Mill                  Houston, TX                       (F)       212,720         8,154,404      100       708,380
Bridgecreek                  Wilsonville, OR                    0      1,294,600        11,651,108    5,290     1,079,812
Bridgeport                   Raleigh, NC                        0      1,296,200        11,665,351      500       366,851
Brierwood                    Jacksonville, FL                   0        546,100         4,914,681    5,800       181,788
Brittany Square              Tulsa, OK                          0        625,000         4,220,662        0       417,992
Brixworth                    Nashville, TN                      0      1,172,100        10,549,371    1,700       116,540
Brookfield                   Salt Lake City, UT                 0      1,152,000         5,673,250      300         7,652
Brookridge                   Centreville, VA                   (E)     2,520,000        15,993,105      900        26,748
Burn Brae                    Dallas, TX                         0      1,255,000        11,294,815        0        73,217
Burwick Farms                Howell, MI                         0      1,102,200         9,919,799        0         3,672
Calais                       Dallas, TX                         0      1,118,900        10,070,076        0        83,333
Cambridge at Hickory Hollow  Nashville, TN                      0      3,240,000        17,908,952        0         5,763
Cambridge Village            Lewisville, TX                     0        800,000         8,751,405      800        62,113
Camellero                    Scottsdale, AZ            11,842,927      1,923,600        17,312,869    1,300       512,137
Canterbury                   Germantown, MD            31,363,911      2,781,300        26,656,574        0     2,173,671
Canterchase                  Nashville, TN              5,765,286        862,200         7,759,711    1,400       333,999
Canyon Creek                 Tucson, AZ                         0        834,313         5,840,188      100       405,082
Canyon Crest Views           Riverside, CA                      0      1,744,640        17,355,155        0             0
Canyon Ridge                 San Diego, CA                      0      4,869,448        11,969,198        0             0
Canyon Sands                 Phoenix, AZ                8,624,067      1,475,900        13,838,616   16,850       153,409
Cardinal, The                Greensboro, NC             7,472,027      1,280,000        11,898,277    1,200        60,113
Carmel Terrace               San Diego, CA                      0      2,288,300        20,632,540        0       175,737
Carolina Crossing            Greensville, SC                    0        547,800         4,930,347        0         3,171
Casa Camino Ruiz             San Diego, CA                      0      3,920,000         9,390,192    2,300        32,792
Casa Capricorn               San Diego, CA                      0      1,260,100        11,341,085    2,600        89,786



                                                         Gross Amount Carried at
                                                        Close of Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Building &
Apartment Name                Location                 Land             Fixtures(A)             Total (B)
------------------------------------------------------------------------------------------------------------------------------------
2300 Elliot                   Seattle, WA               796,700        7,223,006                  8,019,706
2900 on First                 Seattle, WA             1,177,700       10,792,522                 11,970,222
3000 Grand                    Des Moines, IA            858,305        9,083,534                  9,941,839
7979 Westheimer               Houston, TX             1,390,100       13,459,919                 14,850,019
Acacia Creek                  Scottsdale, AZ          6,121,856       35,300,728                 41,422,584
Altamonte                     San Antonio, TX         1,665,070       15,632,783                 17,297,853
Amberton                      Manassas, VA              900,600        9,214,767                 10,115,367
Arbor Glen                    Pittsfield Twp, MI      1,092,300        9,830,191                 10,922,491
Arboretum (GA)                Atlanta, GA             4,679,400       15,927,313                 20,606,713
Arbors of Brentwood           Nashville, TN             404,670       14,107,689                 14,512,359
Arbors of Hickory Hollow      Nashville, TN             202,985        8,208,627                 88,411,612
Arbors of Las Colinas         Irving, TX              1,663,900       16,079,737                 17,743,637
Ashton, The                   Corona Hills, CA        2,594,264       33,012,228                 35,606,492
Atrium                        Durham, NC              1,122,600       10,110,796                 11,233,396
Augusta (WRP)                 Oklahoma City, OK         873,200        7,897,826                  8,771,026
Autumn Creek                  Cordova, TN             1,681,300        9,342,640                 11,023,940
Bainbridge                    Durham, NC              1,076,300       10,303,760                 11,380,060
Banyan Lake                   Boynton Beach, FL       2,738,600       11,301,069                 14,039,669
Bay Club                      Phoenix, AZ               828,200        7,043,850                  7,872,050
Bay Ridge                     San Pedro, CA           2,401,100        2,180,081                  4,581,181
Bayside at the Islands        Gilbert, AZ             3,306,484       15,541,586                 18,848,070
Bear Canyon (Evans)           Tucson, AZ              1,660,608       11,203,464                 12,864,072
Bear Creek Village            Denver, CO              4,519,700       40,737,451                 45,257,151
Blue Swan                     San Antonio, TX         1,424,800        7,594,180                  9,018,980
Bourbon Square                Palatine, IL            3,985,300       38,490,360                 42,475,660
Breckenridge                  Lexington, KY           1,645,800       14,812,310                 16,458,110
Brentwood                     Vancouver, WA           1,357,221       12,808,172                 14,165,393
Breton Mill                   Houston, TX               212,820        8,862,784                  9,075,604
Bridgecreek                   Wilsonville, OR         1,299,890       12,730,920                 14,030,810
Bridgeport                    Raleigh, NC             1,296,700       12,032,202                 13,328,902
Brierwood                     Jacksonville, FL          551,900        5,096,469                  5,648,369
Brittany Square               Tulsa, OK                 625,000        4,638,654                  5,263,654
Brixworth                     Nashville, TN           1,173,800       10,665,911                 11,839,711
Brookfield                    Salt Lake City, UT      1,152,300        5,680,902                  6,833,202
Brookridge                    Centreville, VA         2,520,900       16,019,853                 18,540,753
Burn Brae                     Dallas, TX              1,255,000       11,368,032                 12,623,032
Burwick Farms                 Howell, MI              1,102,200        9,923,471                 11,025,671
Calais                        Dallas, TX              1,118,900       10,153,409                 11,272,309
Cambridge at Hickory Hollow   Nashville, TN           3,240,000       17,914,715                 21,154,715
Cambridge Village             Lewisville, TX            800,800        8,813,518                  9,614,318
Camellero                     Scottsdale, AZ          1,924,900       17,825,006                 19,749,906
Canterbury                    Germantown, MD          2,781,300       28,830,245                 31,611,545
Canterchase                   Nashville, TN             863,600        8,093,710                  8,957,310
Canyon Creek                  Tucson, AZ                834,413        6,245,270                  7,079,683
Canyon Crest Views            Riverside, CA           1,744,640       17,355,155                 19,099,795
Canyon Ridge                  San Diego, CA           4,869,448       11,969,198                 16,838,646
Canyon Sands                  Phoenix, AZ             1,492,750       13,436,146                 14,928,896
Cardinal, The                 Greensboro, NC          1,281,200       11,898,729                 13,179,929
Carmel Terrace                San Diego, CA           2,288,300       20,808,277                 23,096,577
Carolina Crossing             Greensville, SC           547,800        4,933,518                  5,481,318
Casa Camino Ruiz              San Diego, CA           3,922,300        9,422,984                 13,345,284
Casa Capricorn                San Diego, CA           1,262,700       11,430,871                 12,693,571



                                                                                      Life Used to
                                                                                         Compute
------------------------------------------------------------------------------------ Depreciation in
                                                    Accumulated       Date of         Latest Income
Apartment Name                Location             Depreciation    Construction         Statement
-----------------------------------------------------------------------------------------------------
2300 Elliot                   Seattle, WA               150,310        1992             30 Years
2900 on First                 Seattle, WA               666,232       1989-91           30 Years
3000 Grand                    Des Moines, IA          4,532,177        1970             30 Years
7979 Westheimer               Houston, TX             1,133,263        1973             30 Years
Acacia Creek                  Scottsdale, AZ             32,729      1988-1994          30 Years
Altamonte                     San Antonio, TX         1,914,056        1985             30 Years
Amberton                      Manassas, VA              998,358        1986             30 Years
Arbor Glen                    Pittsfield Twp, MI         21,111        1990             30 Years
Arboretum (GA)                Atlanta, GA                 1,598        1970             30 Years
Arbors of Brentwood           Nashville, TN           2,223,819        1986             30 Years
Arbors of Hickory Hollow      Nashville, TN           1,414,692        1986             30 Years
Arbors of Las Colinas         Irving, TX              2,360,743       1984/85           30 Years
Ashton, The                   Corona Hills, CA           28,361        1986             30 Years
Atrium                        Durham, NC                 85,311        1989             30 Years
Augusta (WRP)                 Oklahoma City, OK         172,697        1986             30 Years
Autumn Creek                  Cordova, TN                68,100        1991             30 Years
Bainbridge                    Durham, NC              1,434,370        1984             30 Years
Banyan Lake                   Boynton Beach, FL         250,216        1986             30 Years
Bay Club                      Phoenix, AZ             1,233,244        1976             30 Years
Bay Ridge                     San Pedro, CA              52,595        1987             30 Years
Bayside at the Islands        Gilbert, AZ                15,060        1989             30 Years
Bear Canyon (Evans)           Tucson, AZ                 10,494        1996             30 Years
Bear Creek Village            Denver, CO                837,574        1987             30 Years
Blue Swan                     San Antonio, TX            59,138      1985-1994          30 Years
Bourbon Square                Palatine, IL            5,536,065       1984-87           30 Years
Breckenridge                  Lexington, KY              32,070      1986-1987          30 Years
Brentwood                     Vancouver, WA           1,231,183        1990             30 Years
Breton Mill                   Houston, TX             1,355,393        1986             30 Years
Bridgecreek                   Wilsonville, OR         1,705,010        1987             30 Years
Bridgeport                    Raleigh, NC             1,755,355        1990             30 Years
Brierwood                     Jacksonville, FL          275,998        1974             30 Years
Brittany Square               Tulsa, OK               2,234,419        1982             30 Years
Brixworth                     Nashville, TN             532,581        1985             30 Years
Brookfield                    Salt Lake City, UT         52,370        1985             30 Years
Brookridge                    Centreville, VA           113,182        1989             30 Years
Burn Brae                     Dallas, TX                248,625        1984             30 Years
Burwick Farms                 Howell, MI                 86,052        1991             30 Years
Calais                        Dallas, TX                225,361        1986             30 Years
Cambridge at Hickory Hollow   Nashville, TN             166,041        1997             30 Years
Cambridge Village             Lewisville, TX            122,405        1987             30 Years
Camellero                     Scottsdale, AZ          1,622,709        1979             30 Years
Canterbury                    Germantown, MD          3,159,698        1986             30 Years
Canterchase                   Nashville, TN             405,797        1985             30 Years
Canyon Creek                  Tuscon, AZ              1,042,284        1986             30 Years
Canyon Crest Views            Riverside, CA              14,860      1982-1983          30 Years
Canyon Ridge                  San Diego, CA              13,122        1989             30 Years
Canyon Sands                  Phoenix, AZ               826,111        1983             30 Years
Cardinal, The                 Greensboro, NC            382,792        1994             30 Years
Carmel Terrace                San Diego, CA           2,338,102       1988-89           30 Years
Carolina Crossing             Greensville, SC            43,718       1988-89           30 Years
Casa Camino Ruiz              San Diego, CA             111,041      1976-1986          30 Years
Casa Capricorn                San Diego, CA             522,582        1981             30 Years

                                                 ERP OPERATING LIMITED PARTNERSHIP
                                             Real Estate and Accumulated Depreciation
                                                         December 31, 1997

                                                                                                        Cost Capitalized
                                                                                                         Subsequent to
                                                                              Initial Cost to             Acquisition
                     Description                                                  Company            (Improvements, net)(1)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Building &              Building &
Apartment Name                   Location                 Encumbrances      Land        Fixtures      Land      Fixtures
---------------------------------------------------------------------------------------------------------------------------
Casa Cordoba                     Tallahassee, FL                     0      307,055     2,732,177         0       846,277
Casa Cortez                      Tallahassee, FL                     0      120,590     1,196,857         0       494,584
Cascade at Landmark              Alexandria, VA                      0    3,601,000    19,649,825     1,600        69,440
Catalina Shores                  Las Vegas, NV                       0    1,222,200    10,999,974     4,800       484,568
Catalina Shores (WRP)            Las Vegas, NV                       0    1,427,200    12,844,577         0        15,045
Cedar Crest                      Overland Park, KS                   0    2,159,800    19,438,107       900       846,386
Cedars, The                      Charlotte, NC                       0    2,025,300    18,139,423         0        88,336
Celebration Westchase            Houston, TX                         0    2,204,590     6,312,399       100       866,081
Champion Oaks                    Houston, TX                 7,050,922      931,900     8,519,479         0       203,859
Chandler Court                   Chandler, AZ                        0    1,352,600    12,172,974       500       408,378
Chandler's Bay                   Kent, WA                            0    1,503,400    13,530,223     3,500       666,513
Chantecleer Lakes                Naperville, IL                     (E)   6,688,000    16,327,809       900        21,615
Chaparral                        Largo, FL                           0      303,100     6,169,465         0     2,749,681
Charter Club                     Everett, WA                         0      998,700     8,988,560     2,400       252,157
Chartwell Court                  Houston, TX                         0    1,215,000    12,820,142       400            95
Cherry Hill                      Seattle, WA                         0      700,100     6,301,194         0        10,087
Chestnut Hills                   Tacoma, WA                          0      756,300     6,806,382         0        59,907
Cheyenne Crest                   Colorado Springs, CO                0       73,950     3,936,559       100       802,593
Chimneys                         Charlotte, NC                       0      904,700     8,141,844         0         4,184
Cierra Crest                     Denver, CO                          0    4,800,000    34,825,500       600         5,619
Cimarron Ridge                   Denver, CO                          0    1,591,100    14,319,997         0        77,597
Clarion                          Decatur, GA                         0    1,501,900    13,517,171         0         6,665
Classic, The                     Stamford, CT                        0    2,880,000    19,881,820       900        12,854
Cloisters On The Green           Lexington, KY                       0      187,074     2,193,726         0     1,484,959
Club at Tanasbourne              Hillsboro, OR                       0    3,520,000    16,259,589       800       317,522
Club at the Green                Beaverton, OR                       0    2,030,150    12,601,596         0       274,120
Colinas Pointe                   Denver, CO                          0    1,587,400    14,287,051         0        43,001
Concorde Bridge                  Overland Park, KS                   0    1,972,400    17,751,898         0        12,979
Copper Creek (WRP)               Phoenix, AZ                         0    1,017,400     9,156,964         0        29,668
Copperfield (WRP)                San Antonio, TX                     0      791,200     7,121,171         0       144,095
Country Brook                    Chandler, AZ                       (P)   1,505,219    29,485,866         0             0
Country Club I                   Silver Spring, MD           7,051,066    1,119,500    10,815,232     1,457       556,907
Country Club II                  Silver Spring, MD           5,817,446      850,000     8,255,502     2,294        23,886
Country Club Village (WRP)       Seattle, WA                         0    1,150,500    10,354,697         0        19,629
Country Gables                   Beaverton, OR               8,538,246    1,580,500    14,240,626         0       209,183
Country Ridge                    Farmington Hills, MI                0    1,605,800    14,452,066    16,150       449,918
Countryside (WRP)                San Antonio, TX                     0      667,500     6,007,294       100       141,248
Creekside Oaks                   Walnut Creek, CA           11,394,343    2,167,300    19,505,628     3,300       575,111
Creekside Village                Mountlake Terrace, WA      15,536,616    2,802,900    25,226,096     4,700       664,333
Creekwood                        Charlotte, NC                       0    1,859,300    16,733,418         0         6,559
Crescent at Cherry Creek         Denver, CO                         (E)   2,592,000    15,119,233       900         8,552
Crossing at Green Valley (WRP)   Las Vegas, NV                       0    2,408,500    21,676,899         0        45,437
Crosswinds                       St. Petersburg, FL                  0    1,561,200     5,789,894         0             0
Crown Court (WRP)                Phoenix, AZ                         0    3,156,600    28,409,516         0       193,587
Crystal Creek                    Phoenix, AZ                         0      952,900     8,576,084       600       366,894
Crystal Village                  Attleboro, MA                       0    1,365,000     4,956,700     2,700        24,183
Cypress Point                    Las Vegas, NV                       0      953,800     8,583,719     5,890       530,211
Dartmouth Woods                  Denver, CO                  4,396,157    1,608,000    10,815,913     1,800        63,769
Dawntree                         Carrollton, TX                      0    1,204,600    10,841,783       900     1,054,940
Deerwood (Corona)                Corona, CA                          0    4,740,000    20,295,433       600        37,163
Deerwood (SD)                    San Diego, CA                       0    2,075,700    18,680,801     6,395     2,903,044
Deerwood Meadows                 Greensboro, NC                      0      986,643     6,906,503       100       749,467

                                                            Gross Amount Carried
                                                                at Close of
                     Description                              Period 12/31/97
----------------------------------------------------------------------------------------------------------------
                                                                       Building &                   Accumulated
Apartment Name                   Location                   Land       Fixtures(A)    Total(B)      Depreciation
----------------------------------------------------------------------------------------------------------------
Casa Cordoba                     Tallahassee, FL            307,055     3,578,454     3,885,509        2,527,797
Casa Cortez                      Tallahassee, FL            120,590     1,691,441     1,812,031        1,129,397
Cascade at Landmark              Alexandria, VA           3,602,600    19,719,265    23,321,865          431,609
Catalina Shores                  Las Vegas, NV            1,227,000    11,484,542    12,711,542        1,461,633
Catalina Shores (WRP)            Las Vegas, NV            1,427,200    12,859,622    14,286,822          274,961
Cedar Crest                      Overland Park, KS        2,160,700    20,284,492    22,445,192          887,080
Cedars, The                      Charlotte, NC            2,025,300    18,227,759    20,253,059           38,641
Celebration Westchase            Houston, TX              2,204,690     7,178,480     9,383,170        1,385,691
Champion Oaks                    Houston, TX                931,900     8,723,338     9,655,238        1,075,300
Chandler Court                   Chandler, AZ             1,353,100    12,581,352    13,934,452          747,295
Chandler's Bay                   Kent, WA                 1,506,900    14,196,736    15,703,636        1,685,964
Chantecleer Lakes                Naperville, IL           6,688,900    16,349,424    23,038,324          117,084
Chaparral                        Largo, FL                  303,100     8,919,146     9,222,246        5,573,973
Charter Club                     Everett, WA              1,001,100     9,240,717    10,241,817        1,315,175
Chartwell Court                  Houston, TX              1,215,400    12,820,237    14,035,637           11,536
Cherry Hill                      Seattle, WA                700,100     6,311,281     7,011,381          133,334
Chestnut Hills                   Tacoma, WA                 756,300     6,866,289     7,622,589          150,043
Cheyenne Crest                   Colorado Springs, CO        74,050     4,739,152     4,813,202          864,281
Chimneys                         Charlotte, NC              904,700     8,146,028     9,050,728           70,526
Cierra Crest                     Denver, CO               4,800,600    34,831,119    39,631,719           71,391
Cimarron Ridge                   Denver, CO               1,591,100    14,397,594    15,988,694          308,253
Clarion                          Decatur, GA              1,501,900    13,523,836    15,025,736          111,794
Classic, The                     Stamford, CT             2,880,900    19,894,674    22,775,574          175,445
Cloisters On The Green           Lexington, KY              187,074     3,678,685     3,865,759        2,536,077
Club at Tanasbourne              Hillsboro, OR            3,520,800    16,577,111    20,097,911          322,537
Club at the Green                Beaverton, OR            2,030,150    12,875,716    14,905,866          335,656
Colinas Pointe                   Denver, CO               1,587,400    14,330,052    15,917,452          304,668
Concorde Bridge                  Overland Park, KS        1,972,400    17,764,877    19,737,277          145,402
Copper Creek (WRP)               Phoenix, AZ              1,017,400     9,186,632    10,204,032          193,496
Copperfield (WRP)                San Antonio, TX            791,200     7,265,266     8,056,466          169,373
Country Brook                    Chandler, AZ             1,505,219    29,485,866    30,991,085           24,552
Country Club I                   Silver Spring, MD        1,120,957    11,372,139    12,493,096        1,239,522
Country Club II                  Silver Spring, MD          852,294     8,279,388     9,131,682          838,309
Country Club Village (WRP)       Seattle, WA              1,150,500    10,374,326    11,524,826          216,195
Country Gables                   Beaverton, OR            1,580,500    14,449,809    16,030,309          397,356
Country Ridge                    Farmington Hills, MI     1,621,950    14,901,984    16,523,934          868,662
Countryside (WRP)                San Antonio, TX            667,600     6,148,542     6,816,142          143,873
Creekside Oaks                   Walnut Creek, CA         2,170,600    20,080,738    22,251,338          768,339
Creekside Village                Mountlake Terrace, WA    2,807,600    25,890,429    28,698,029        2,981,611
Creekwood                        Charlotte, NC            1,859,300    16,739,977    18,599,277          142,811
Crescent at Cherry Creek         Denver, CO               2,592,900    15,127,785    17,720,685          106,269
Crossing at Green Valley (WRP)   Las Vegas, NV            2,408,500    21,722,336    24,130,836          459,509
Crosswinds                       St. Petersburg, FL       1,561,200     5,789,894     7,351,094           77,892
Crown Court (WRP)                Phoenix, AZ              3,156,600    28,603,103    31,759,703          602,508
Crystal Creek                    Phoenix, AZ                953,500     8,942,978     9,896,478          864,913
Crystal Village                  Attleboro, MA            1,367,700     4,980,883     6,348,583            7,413
Cypress Point                    Las Vegas, NV              959,690     9,113,930    10,073,620        1,165,833
Dartmouth Woods                  Denver, CO               1,609,800    10,879,682    12,489,482          316,417
Dawntree                         Carrollton, TX           1,205,500    11,896,723    13,102,223        1,434,699
Deerwood (Corona)                Corona, CA               4,740,600    20,332,596    25,073,196          151,497
Deerwood (SD)                    San Diego, CA            2,082,095    21,583,845    23,665,940        2,905,131
Deerwood Meadows                 Greensboro, NC             986,743     7,655,970     8,642,713        1,298,270


                                                                           Life Used to
                     Description                                              Compute
----------------------------------------------------------------------    Depreciation in
                                                            Date of        Latest Income
Apartment Name                   Location                 Construction     Statement(C)
-----------------------------------------------------------------------------------------
Casa Cordoba                     Tallahassee, FL            1972/1973        30 Years
Casa Cortez                      Tallahassee, FL               1970          30 Years
Cascade at Landmark              Alexandria, VA                1990          30 Years
Catalina Shores                  Las Vegas, NV                 1989          30 Years
Catalina Shores (WRP)            Las Vegas, NV                 1989          30 Years
Cedar Crest                      Overland Park, KS             1986          30 Years
Cedars, The                      Charlotte, NC                 1983          30 Years
Celebration Westchase            Houston, TX                   1979          30 Years
Champion Oaks                    Houston, TX                   1984          30 Years
Chandler Court                   Chandler, AZ                  1987          30 Years
Chandler's Bay                   Kent, WA                      1989          30 Years
Chantecleer Lakes                Naperville, IL                1986          30 Years
Chaparral                        Largo, FL                     1976          30 Years
Charter Club                     Everett, WA                   1991          30 Years
Chartwell Court                  Houston, TX                   1995          30 Years
Cherry Hill                      Seattle, WA                   1991          30 Years
Chestnut Hills                   Tacoma, WA                    1991          30 Years
Cheyenne Crest                   Colorado Springs, CO          1984          30 Years
Chimneys                         Charlotte, NC                 1974          30 Years
Cierra Crest                     Denver, CO                    1996          30 Years
Cimarron Ridge                   Denver, CO                    1984          30 Years
Clarion                          Decatur, GA                   1990          30 Years
Classic, The                     Stamford, CT                  1990          30 Years
Cloisters On The Green           Lexington, KY                 1974          30 Years
Club at Tanasbourne              Hillsboro, OR                 1990          30 Years
Club at the Green                Beaverton, OR                 1991          30 Years
Colinas Pointe                   Denver, CO                    1986          30 Years
Concorde Bridge                  Overland Park, KS             1973          30 Years
Copper Creek (WRP)               Phoenix, AZ                   1984          30 Years
Copperfield (WRP)                San Antonio, TX               1984          30 Years
Country Brook                    Chandler, AZ               1986-1996        30 Years
Country Club I                   Silver Spring, MD             1980          30 Years
Country Club II                  Silver Spring, MD             1982          30 Years
Country Club Village (WRP)       Seattle, WA                   1991          30 Years
Country Gables                   Beaverton, OR                 1991          30 Years
Country Ridge                    Farmington Hills, MI          1986          30 Years
Countryside (WRP)                San Antonio, TX               1980          30 Years
Creekside Oaks                   Walnut Creek, CA              1974          30 Years
Creekside Village                Mountlake Terrace, WA         1987          30 Years
Creekwood                        Charlotte, NC              1987-1990        30 Years
Crescent at Cherry Creek         Denver, CO                    1994          30 Years
Crossing at Green Valley (WRP)   Las Vegas, NV                 1986          30 Years
Crosswinds                       St. Petersburg, FL            1986          30 Years
Crown Court (WRP)                Phoenix, AZ                   1987          30 Years
Crystal Creek                    Phoenix, AZ                   1985          30 Years
Crystal Village                  Attleboro, MA                 1974          30 Years
Cypress Point                    Las Vegas, NV                 1989          30 Years
Dartmouth Woods                  Denver, CO                    1990          30 Years
Dawntree                         Carrollton, TX                1982          30 Years
Deerwood (Corona)                Corona, CA                    1992          30 Years
Deerwood (SD)                    San Diego, CA                 1990          30 Years
Deerwood Meadows                 Greensboro, NC                1986          30 Years

                       ERP OPERATING LIMITED PARTNERSHIP

                   Real Estate and Accumulated Depreciation

                               December 31, 1997

                                                                                                   Cost Capitalized
                                                                                                    Subsequent to
                                                                                                     Acquisition
                   Description                                       Initial Cost to Company    (Improvements, net)(1)
----------------------------------------------------------------------------------------------------------------------
                                                                                  Building &               Building &
Apartment Name               Location                Encumbrances      Land        Fixtures       Land      Fixtures
----------------------------------------------------------------------------------------------------------------------
Del Coronado                 Mesa, AZ                         (O)    1,963,200    17,669,207      1,200       360,176
Desert Park                  Las Vegas, NV                     0     1,085,400     9,401,015          0       631,659
Desert Sands                 Phoenix, AZ               8,618,262     1,464,200    13,177,336     16,850       765,588
Doral                        Louisville, KY                    0        96,607     1,526,628          0     2,665,189
Dos Caminos (WRP)            Phoenix, AZ                       0     1,727,900    15,551,044          0        74,234
Eagle Canyon                 Chino Hills, CA                   0     1,806,800    16,261,336      2,100       133,967
Eagle Rim                    Redmond, WA                       0       976,200     8,785,605      1,600       370,746
East Pointe                  Charlotte, NC             9,634,931     1,364,100    12,276,563      1,800       869,258
Eastland on the Lake         Columbus, OH                      0       817,400     7,356,350          0         8,979
Edgewood                     Woodinville, WA           6,041,999     1,068,200     9,613,388      1,900       362,053
Emerald Place                Bermuda Dunes, CA                 0       954,400     8,589,110      2,100       539,453
Essex Place                  Overland Park, KS                 0     1,831,900    16,486,600      3,500     1,503,929
Ethans Glen III              Kansas City, MO           2,366,364       244,100     2,197,138          0            (0)
Ethans Ridge II              Kansas City, MO          10,991,981     1,465,500    13,189,192          0             0
Ethans Ridge I               Kansas City, MO          16,232,216     1,945,900    17,513,216          0             0
Farmington Gates             Germantown, TN                    0       969,700     8,727,328          0             0
Firdale Village (WRP)        Seattle, WA                       0     2,279,400    20,514,917          0        92,426
Flying Sun                   Phoenix, AZ                       0        87,120     2,035,537        100       178,012
Forest Ridge                 Arlington, TX                     0     2,339,300    21,053,447     23,400       893,265
Forest Valley (WRP)          San Antonio, TX                   0       590,000     5,310,328          0        33,906
Fountain Creek               Phoenix, AZ                       0       686,000     6,173,818        500       233,154
Fountain Place I             Eden Prairie, MN         24,676,652     2,399,900    21,599,215          0             0
Fountain Place II            Eden Prairie, MN         12,612,600     1,226,500    11,038,139          0             0
Fountainhead Combined        San Antonio, TX          23,275,000     3,617,449    13,446,560          0     1,317,395
Fountains at Flamingo        Las Vegas, NV                     0     3,180,900    28,628,533      2,200       543,785
Four Lakes                   Lisle, IL                10,344,569     2,465,000    13,178,449          0     6,778,000
Four Lakes 5                 Lisle, IL                39,680,000       600,000    16,530,115          0     3,193,317
Fox Run (AR)                 Little Rock, AR           5,481,038       422,014     4,053,552          0     4,873,142
Fox Run (WA)                 Federal Way, WA                   0       638,500     5,746,956      1,200       430,801
Foxchase                     Grand Prairie, TX                 0       781,500     7,559,700          0       187,368
Frey Road                    Atlanta, GA              19,700,000     2,464,900    22,183,783      2,300       957,611
Garden Lake                  Riverdale, GA                     0     1,464,500    13,180,548          0           182
Gatehouse at Pine Lake       Plantation, FL                    0     1,886,200    16,975,382     10,400       303,635
Gatehouse on the Green       Pembroke Pines, FL                0     2,216,800    19,951,085     11,400       336,832
Gates of Redmond Combined    Redmond, WA               9,974,725     3,603,100    18,867,454          0            (0)
Gateway Villas (Evans)       Scottsdale, AZ                    0     1,431,048    14,901,923          0             0
Geary Court Yard             San Francisco, CA        17,709,692     1,719,400    15,474,355          0             0
Georgian Woods II            Wheaton, MD              10,507,869     2,049,000    19,287,578      4,400     1,573,039
Glen Eagle                   Greenville, SC                    0       833,500     7,503,698          0         2,898
Glenlake                     Glendale Heights, IL     15,045,000     5,040,000    16,663,439        500         4,136
Glenridge                    Colorado Springs, CO             (F)      884,688     4,466,900        100       577,000
Gold Pointe (WRP)            Tacoma, WA                        0       528,800     4,759,015          0         3,634
Governor's Place             Augusta, GA                       0       347,355     2,518,146          0       845,541
Governor's Pointe            Roswell, GA                      (E)    3,744,000    24,480,337      1,300        32,433
Greengate                    Marietta, GA                      0       132,979     1,476,005          0     1,186,277
Greenwich Woods              Silver Spring, MD        17,752,586     3,095,700    29,073,395      5,300     1,686,629
Greenwood Forest             Little Rock, AR           3,562,675       559,038     1,736,549          0     2,705,648
Greenwood Village (Evans)    Tempe, AZ                        (P)    2,118,781    17,222,332          0             0
Grey Eagle                   Greenville, SC                    0       725,200     6,527,253          0         2,105
Habitat                      Orlando, FL                       0       600,000       494,032          0     5,792,585
Hammock's Place              Miami, FL                        (F)      319,080    12,216,608        100       699,083
Hampton Green                San Antonio, TX                   0     1,561,830     2,962,670          0     1,997,624

                                                      Gross Amount Carried at
                   Description                        Close of Period 12/31/97
----------------------------------------------------------------------------------------------------------------
                                                                   Building &                   Accumulated
Apartment Name               Location                  Land       Fixtures (A)     Total (B)    Depreciation
----------------------------------------------------------------------------------------------------------------
Del Coronado                 Mesa, AZ                1,964,400     18,029,383     19,993,783      1,641,724
Desert Park                  Las Vegas, NV           1,085,400     10,032,674     11,118,074        782,460
Desert Sands                 Phoenix, AZ             1,481,050     13,942,924     15,423,974        826,194
Doral                        Louisville, KY             96,607      4,191,817      4,288,424      1,937,083
Dos Caminos (WRP)            Phoenix, AZ             1,727,900     15,625,277     17,353,177        328,887
Eagle Canyon                 Chino Hills, CA         1,808,900     16,395,303     18,204,203        758,955
Eagle Rim                    Redmond, WA               977,800      9,156,351     10,134,151      1,077,791
East Pointe                  Charlotte, NC           1,365,900     13,145,821     14,511,721      1,966,632
Eastland on the Lake         Columbus, OH              817,400      7,365,329      8,182,729         70,714
Edgewood                     Woodinville, WA         1,070,100      9,975,441     11,045,541      1,195,349
Emerald Place                Bermuda Dunes, CA         956,500      9,128,563     10,085,063      1,350,476
Essex Place                  Overland Park, KS       1,835,400     17,990,529     19,825,929      2,450,711
Ethans Glen III              Kansas City, MO           244,100      2,197,138      2,441,238          4,694
Ethans Ridge II              Kansas City, MO         1,465,500     13,189,192     14,654,692         27,725
Ethans Ridge I               Kansas City, MO         1,945,900     17,513,216     19,459,116         36,736
Farmington Gates             Germantown, TN            969,700      8,727,328      9,697,028         18,719
Firdale Village (WRP)        Seattle, WA             2,279,400     20,607,343     22,886,743        440,440
Flying Sun                   Phoenix, AZ                87,220      2,213,549      2,300,769        424,499
Forest Ridge                 Arlington, TX           2,362,700     21,946,712     24,309,412      1,328,842
Forest Valley (WRP)          San Antonio, TX           590,000      5,344,234      5,934,234        122,414
Fountain Creek               Phoenix, AZ               686,500      6,406,972      7,093,472        606,748
Fountain Place I             Eden Prairie, MN        2,399,900     21,599,215     23,999,115         44,795
Fountain Place II            Eden Prairie, MN        1,226,500     11,038,139     12,264,639         22,795
Fountainhead Combined        San Antonio, TX         3,617,449     14,763,955     18,381,404      5,588,082
Fountains at Flamingo        Las Vegas, NV           3,183,100     29,172,318     32,355,418      3,311,794
Four Lakes                   Lisle, IL               2,465,000     19,956,449     22,421,449      9,091,003
Four Lakes 5                 Lisle, IL                 600,000     19,723,432     20,323,432      6,372,664
Fox Run (AR)                 Little Rock, AR           422,014      8,926,694      9,348,708      4,858,010
Fox Run (WA)                 Federal Way, WA           639,700      6,177,757      6,817,457        769,830
Foxchase                     Grand Prairie, TX         781,500      7,747,067      8,528,567        141,655
Frey Road                    Atlanta, GA             2,467,200     23,141,394     25,608,594      2,841,384
Garden Lake                  Riverdale, GA           1,464,500     13,180,730     14,645,230        111,552
Gatehouse at Pine Lake       Plantation, FL          1,896,600     17,279,017     19,175,617        653,865
Gatehouse on the Green       Pembroke Pines, FL      2,228,200     20,287,917     22,516,117        760,545
Gates of Redmond Combined    Redmond, WA             3,603,100     18,867,454     22,470,554        259,422
Gateway Villas (Evans)       Scottsdale, AZ          1,431,048     14,901,923     16,332,971         12,822
Geary Court Yard             San Francisco, CA       1,719,400     15,474,355     17,193,755         31,439
Georgian Woods II            Wheaton, MD             2,053,400     20,860,617     22,914,017      2,317,407
Glen Eagle                   Greenville, SC            833,500      7,506,596      8,340,096         64,798
Glenlake                     Glendale Heights, IL    5,040,500     16,667,575     21,708,075          3,350
Glenridge                    Colorado Springs, CO      884,788      5,043,900      5,928,688        867,818
Gold Pointe (WRP)            Tacoma, WA                528,800      4,762,649      5,291,449        100,860
Governor's Place             Augusta, GA               347,355      3,363,687      3,711,042      2,157,305
Governor's Pointe            Roswell, GA             3,745,300     24,512,770     28,258,070        149,002
Greengate                    Marietta, GA              132,979      2,662,282      2,795,261      1,392,136
Greenwich Woods              Silver Spring, MD       3,101,000     30,760,024     33,861,024      3,449,631
Greenwood Forest             Little Rock, AR           559,038      4,442,197      5,001,235      2,447,887
Greenwood Village (Evans)    Tempe, AZ               2,118,781     17,222,332     19,341,113         15,417
Grey Eagle                   Greenville, SC            725,200      6,529,358      7,254,558         55,944
Habitat                      Orlando, FL               600,000      6,286,617      6,886,617      3,869,251
Hammock's Place              Miami, FL                 319,180     12,915,691     13,234,871      1,988,058
Hampton Green                San Antonio, TX         1,561,830      4,960,294      6,522,124        963,905

                                                                       Life Used to
                   Description                                            Compute
------------------------------------------------------------------    Depreciation in
                                                       Date of         Latest Income
Apartment Name               Location                Construction        Statement
-------------------------------------------------------------------------------------
Del Coronado                 Mesa, AZ                    1985             30 Years
Desert Park                  Las Vegas, NV               1987             30 Years
Desert Sands                 Phoenix, AZ                 1982             30 Years
Doral                        Louisville, KY              1972             30 Years
Dos Caminos (WRP)            Phoenix, AZ                 1983             30 Years
Eagle Canyon                 Chino Hills, CA             1985             30 Years
Eagle Rim                    Redmond, WA                1986-88           30 Years
East Pointe                  Charlotte, NC               1987             30 Years
Eastland on the Lake         Columbus, OH                1973             30 Years
Edgewood                     Woodinville, WA             1986             30 Years
Emerald Place                Bermuda Dunes, CA           1988             30 Years
Essex Place                  Overland Park, KS          1970-84           30 Years
Ethans Glen III              Kansas City, MO             1990             30 Years
Ethans Ridge II              Kansas City, MO             1990             30 Years
Ethans Ridge I               Kansas City, MO             1988             30 Years
Farmington Gates             Germantown, TN              1976             30 Years
Firdale Village (WRP)        Seattle, WA                 1986             30 Years
Flying Sun                   Phoenix, AZ                 1983             30 Years
Forest Ridge                 Arlington, TX              1984/85           30 Years
Forest Valley (WRP)          San Antonio, TX             1983             30 Years
Fountain Creek               Phoenix, AZ                 1984             30 Years
Fountain Place I             Eden Prairie, MN            1989             30 Years
Fountain Place II            Eden Prairie, MN            1989             30 Years
Fountainhead Combined        San Antonio, TX           1985/1987          30 Years
Fountains at Flamingo        Las Vegas, NV              1989-91           30 Years
Four Lakes                   Lisle, IL                 1968/1988*         30 Years
Four Lakes 5                 Lisle, IL                 1968/1988*         30 Years
Fox Run (AR)                 Little Rock, AR             1974             30 Years
Fox Run (WA)                 Federal Way, WA             1988             30 Years
Foxchase                     Grand Prairie, TX           1983             30 Years
Frey Road                    Atlanta, GA                 1985             30 Years
Garden Lake                  Riverdale, GA               1991             30 Years
Gatehouse at Pine Lake       Plantation, FL              1990             30 Years
Gatehouse on the Green       Pembroke Pines, FL          1990             30 Years
Gates of Redmond Combined    Redmond, WA            1979/1982-1989        30 Years
Gateway Villas (Evans)       Scottsdale, AZ              1995             30 Years
Geary Court Yard             San Francisco, CA           1990             30 Years
Georgian Woods II            Wheaton, MD                 1967             30 Years
Glen Eagle                   Greenville, SC              1990             30 Years
Glenlake                     Glendale Heights, IL        1988             30 Years
Glenridge                    Colorado Springs, CO        1985             30 Years
Gold Pointe (WRP)            Tacoma, WA                  1990             30 Years
Governor's Place             Augusta, GA                 1972             30 Years
Governor's Pointe            Roswell, GA               1982-1986          30 Years
Greengate                    Marietta, GA                1971             30 Years
Greenwich Woods              Silver Spring, MD           1967             30 Years
Greenwood Forest             Little Rock, AR             1975             30 Years
Greenwood Village (Evans)    Tempe, AZ                   1984             30 Years
Grey Eagle                   Greenville, SC              1991             30 Years
Habitat                      Orlando, FL                 1974             30 Years
Hammock's Place              Miami, FL                   1986             30 Years
Hampton Green                San Antonio, TX             1979             30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
                   Real Estate and Accumulated Depreciation
                               December 31, 1997


                                                                                                             Cost Capitalized
                                                                                                               Subsequent to
                                                                                Initial Cost to                 Acquisition
                  Description                                                        Company               (Improvements, net) (1)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &                 Building &
Apartment Name                      Location             Encumbrances          Land         Fixtures       Land        Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Hamptons (WRP)                      Tacoma, WA              6,025,964        1,119,200     10,072,905           0        62,118
Harborview                          San Pedro, CA          12,510,709        6,400,000     12,608,900       2,400        97,863
Harbour Landing                     Corpus Christi, TX              0          761,600      6,854,524       3,400       844,168
Harrison Park (Evans)               Tucson, AZ                     (P)       1,265,094     16,314,580           0             0
Hathaway                            Long Beach, CA                  0        2,512,200     22,609,720         300       362,145
Hawthorne (Evans)                   Phoenix, AZ                     0        2,697,050     15,669,963           0             0
Hearthstone                         San Antonio, TX                 0        1,035,700      3,375,132         100       358,136
Heritage Park (WRP)                 Oklahoma City, OK               0        1,325,600     11,941,770           0        52,391
Heron Cove                          Coral Springs, FL               0          823,000      7,997,360           0       529,581
Heron Landing (K)                   Lauderhill, FL                  0          707,100      6,363,784       4,700       336,641
Heron Pointe                        Boynton Beach, FL               0        1,546,700      7,883,775           0             0
Heron Run                           Plantation, FL                  0          917,800      8,854,001           0       647,809
Hickory Ridge                       Greenville, SC                  0          285,800      2,571,956           0           596
Hidden Oaks                         Cary, NC                        0        1,176,200     10,593,460           0             0
Hidden Palms                        Tampa, FL                      (E)       2,048,000      6,365,313         900        12,391
Hidden Valley Club                  Ann Arbor, MI                   0          915,000      7,583,653           0       821,697
Highland Creste (WRP)               Seattle, WA                     0          935,200      8,416,381           0       207,838
Highland Grove                      Stone Mt., GA                   0        1,665,700     14,996,293           0            (0)
Highland Point (WRP)                Denver, CO                      0        1,631,900     14,686,971           0        39,774
Highline Oaks                       Denver, CO              7,100,000        1,055,000      9,651,649       2,400        72,496
Holcomb Bridge                      Atlanta, GA             9,545,000        2,142,400     19,281,704         900       946,475
Hollyview                           Silver Springs, MD              0          189,000      1,484,475       1,000         9,281
Hunter's Glen                       Chesterfield, MO                0          913,500      8,221,026       1,700       306,971
Hunter's Green                      Fort Worth, TX                 (F)         524,200      3,404,622         100       748,534
Hunters Ridge/South Pointe          St. Louis, MO          18,890,250        1,950,000     17,521,575       4,200       126,860
Huntington Hollow                   Tulsa, OK                       0          668,600      6,017,211           0        28,729
Huntington Park                     Everett, WA                     0        1,594,500     14,350,001       3,000       532,840
Idlewood                            Indianapolis, IN               (E)       2,560,000     11,456,641         900        25,500
Indian Bend                         Phoenix, AZ                     0        1,072,500      9,652,385       3,200       528,384
Indian Tree                         Arvada, CO                      0          881,125      4,868,332         100       437,701
Indigo Springs                      Kent, WA                8,075,846        1,270,000     11,438,562         500       193,475
Invitational (WRP)                  Oklahoma City, OK               0        1,153,000     10,385,325           0        56,332
Ironwood at the Ranch               Wesminster, CO          5,985,000        1,493,300     13,439,783           0       105,395
Isle at Arrowhead Ranch             Glendale, AZ                    0        1,650,237     19,733,360           0             0
Ivy Place (L)                       Atlanta, GA                     0          793,200      7,139,200       9,750       259,057
James Street Crossing               Kent, WA               16,395,379        2,078,600     18,707,436           0             0
Jefferson at Walnut Creek           Austin, TX                     (E)       2,736,000     14,581,785         900        24,307
Junipers at Yarmouth                Yarmouth, ME                    0        1,350,000      7,807,113       3,200       166,009
Kempton Downs                       Gresham, OR                     0        1,182,200     10,639,993      35,149       859,655
Keystone                            Austin, TX              2,907,322          498,000      4,482,306         500       469,658
Kingsport                           Alexandria, VA                  0        1,262,250     11,454,606           0     1,576,439
Kingswood Manor                     San Antonio, TX                 0          293,900      2,061,996         100       365,009
Kirby Place                         Houston, TX                    (E)       3,620,000     25,898,825         900        12,991
Knight's Castle (Boulder Creek)     Wilsonville, OR                 0        3,552,000     11,462,403       1,500       222,776
La Costa Brava (Jax)                Jacksonville, FL (J)            0          835,757      4,964,681           0     5,955,711
La Costa Brava (ORL)                Orlando, FL                     0          206,626      1,380,505           0     5,329,782
La Mariposa (Evans)                 Mesa, AZ                       (P)       2,047,539     12,426,243           0             0
La Mirage                           San Diego, CA                   0        6,005,200    122,982,486           0             0
La Reserve (Evans)                  Oro Valley, AZ                 (P)       3,264,562      4,923,865           0             0
La Valencia (Evans)                 Mesa, AZ                        0        3,553,350     20,498,635           0             0
Ladera (Evans)                      Mesa, AZ                        0        2,978,879     20,598,113           0             0
Lake in The Woods (MI)              Ypsilanti, MI                   0        1,859,625     16,314,064           0     5,853,066

                                                                      Gross Amount Carried
                                                                          at Close of
                                                                        Period 12/31/97
-------------------------------------------------------------------------------------------------------------
                                                                                 Building &
Apartment Name                     Location                      Land            Fixtures (A)      Total (B)
-------------------------------------------------------------------------------------------------------------
Hamptons (WRP)                     Tacoma, WA                    1,119,200       10,135,023       11,254,223
Harborview                         San Pedro, CA                 6,402,400       12,706,763       19,109,163
Harbour Landing                    Corpus Christi, TX              765,000        7,698,692        8,463,692
Harrison Park (Evans)              Tucson, AZ                    1,265,094       16,314,580       17,579,674
Hathaway                           Long Beach, CA                2,512,500       22,971,865       25,484,365
Hawthorne (Evans)                  Phoenix, AZ                   2,697,050       15,669,963       18,367,013
Hearthstone                        San Antonio, TX               1,035,800        3,733,268        4,769,068
Heritage Park (WRP)                Oklahoma City, OK             1,325,600       11,994,161       13,319,761
Heron Cove                         Coral Springs, FL               823,000        8,526,941        9,349,941
Heron Landing (K)                  Lauderhill, FL                  711,800        6,700,425        7,412,225
Heron Pointe                       Boynton Beach, FL             1,546,700        7,883,775        9,430,475
Heron Run                          Plantation, FL                  917,800        9,501,810       10,419,610
Hickory Ridge                      Greenville, SC                  285,800        2,572,552        2,858,352
Hidden Oaks                        Cary, NC                      1,176,200       10,593,460       11,769,660
Hidden Palms                       Tampa, FL                     2,048,900        6,377,704        8,426,604
Hidden Valley Club                 Ann Arbor, MI                   915,000        8,405,350        9,320,350
Highland Creste (WRP)              Seattle, WA                     935,200        8,624,219        9,559,419
Highland Grove                     Stone Mt., GA                 1,665,700       14,996,293       16,661,993
Highland Point (WRP)               Denver, CO                    1,631,900       14,726,745       16,358,645
Highline Oaks                      Denver, CO                    1,057,400        9,724,145       10,781,545
Holcomb Bridge                     Atlanta, GA                   2,143,300       20,228,179       22,371,479
Hollyview                          Silver Springs, MD              190,000        1,493,756        1,683,756
Hunter's Glen                      Chesterfield, MO                915,200        8,527,997        9,443,197
Hunter's Green                     Fort Worth, TX                  524,300        4,153,156        4,677,456
Hunters Ridge/South Pointe         St. Louis, MO                 1,954,200       17,648,435       19,602,635
Huntington Hollow                  Tulsa, OK                       668,600        6,045,940        6,714,540
Huntington Park                    Everett, WA                   1,597,500       14,882,841       16,480,341
Idlewood                           Indianapolis, IN              2,560,900       11,482,141       14,043,041
Indian Bend                        Phoenix, AZ                   1,075,700       10,180,769       11,256,469
Indian Tree                        Arvada, CO                      881,225        5,306,033        6,187,258
Indigo Springs                     Kent, WA                      1,270,500       11,632,037       12,902,537
Invitational (WRP)                 Oklahoma City, OK             1,153,000       10,441,657       11,594,657
Ironwood at the Ranch              Wesminster, CO                1,493,300       13,545,178       15,038,478
Isle at Arrowhead Ranch            Glendale, AZ                  1,650,237       19,733,360       21,383,597
Ivy Place (L)                      Atlanta, GA                     802,950        7,398,257        8,201,207
James Street Crossing              Kent, WA                      2,078,600       18,707,436       20,786,036
Jefferson at Walnut Creek          Austin, TX                    2,736,900       14,606,092       17,342,992
Junipers at Yarmouth               Yarmouth, ME                  1,353,200        7,973,121        9,326,321
Kempton Downs                      Gresham, OR                   1,217,349       11,499,648       12,716,997
Keystone                           Austin, TX                      498,500        4,951,964        5,450,464
Kingsport                          Alexandria, VA                1,262,250       13,031,045       14,293,295
Kingswood Manor                    San Antonio, TX                 294,000        2,427,005        2,721,005
Kirby Place                        Houston, TX                   3,620,900       25,911,816       29,532,716
Knight's Castle (Boulder Creek)    Wilsonville, OR               3,553,500       11,685,178       15,238,678
La Costa Brava (Jax)               Jacksonville, FL (J)            835,757       10,920,392       11,756,149
La Costa Brava (ORL)               Orlando, FL                     206,626        6,710,287        6,916,913
La Mariposa (Evans)                Mesa, AZ                      2,047,539       12,426,243       14,473,782
La Mirage                          San Diego, CA                 6,005,200       22,982,486      128,987,686
La Reserve (Evans)                 Oro Valley, AZ                3,264,562        4,923,865        8,188,427
La Valencia (Evans)                Mesa, AZ                      3,553,350       20,498,635       24,051,985
Ladera (Evans)                     Mesa, AZ                      2,978,879       20,598,113       23,576,992
Lake in The Woods (MI)             Ypsilanti, MI                 1,859,625       22,167,130       24,026,755

                                                                                                Life Used to
                                                                                                   Compute
----------------------------------------------------------------------------------------------  Depreciation
                                                            Accumulated        Date of          Latest Income
Apartment Name                     Location                 Depreciation     Construction       Statement (C)
-------------------------------------------------------------------------------------------------------------
Hamptons (WRP)                     Tacoma, WA                   222,665          1991             30 Years
Harborview                         San Pedro, CA                411,773          1985             30 Years
Harbour Landing                    Corpus Christi, TX         1,164,132          1985             30 Years
Harrison Park (Evans)              Tucson, AZ                    14,484          1985             30 Years
Hathaway                           Long Beach, CA             1,913,780          1987             30 Years
Hawthorne (Evans)                  Phoenix, AZ                   14,721          1996             30 Years
Hearthstone                        San Antonio, TX              682,606          1982             30 Years
Heritage Park (WRP)                Oklahoma City, OK            278,231          1983             30 Years
Heron Cove                         Coral Springs, FL          1,009,310          1987             30 Years
Heron Landing (K)                  Lauderhill, FL               470,034          1988             30 Years
Heron Pointe                       Boynton Beach, FL            115,301          1989             30 Years
Heron Run                          Plantation, FL             1,097,027          1987             30 Years
Hickory Ridge                      Greenville, SC                23,136          1968             30 Years
Hidden Oaks                        Cary, NC                      90,488          1988             30 Years
Hidden Palms                       Tampa, FL                     42,474          1986             30 Years
Hidden Valley Club                 Ann Arbor, MI              4,474,589          1973             30 Years
Highland Creste (WRP)              Seattle, WA                  199,033          1989             30 Years
Highland Grove                     Stone Mt., GA                125,202          1988             30 Years
Highland Point (WRP)               Denver, CO                   317,666          1984             30 Years
Highline Oaks                      Denver, CO                   192,711          1986             30 Years
Holcomb Bridge                     Atlanta, GA                2,525,354          1985             30 Years
Hollyview                          Silver Springs, MD             4,178          1965             30 Years
Hunter's Glen                      Chesterfield, MO             402,678          1985             30 Years
Hunter's Green                     Fort Worth, TX               731,261          1981             30 Years
Hunters Ridge/South Pointe         St. Louis, MO                350,101       1986-1987           30 Years
Huntington Hollow                  Tulsa, OK                    145,857          1981             30 Years
Huntington Park                    Everett, WA                2,087,851          1991             30 Years
Idlewood                           Indianapolis, IN              72,537          1991             30 Years
Indian Bend                        Phoenix, AZ                1,368,573          1973             30 Years
Indian Tree                        Arvada, CO                 1,041,993          1983             30 Years
Indigo Springs                     Kent, WA                     322,845          1991             30 Years
Invitational (WRP)                 Oklahoma City, OK            237,275          1983             30 Years
Ironwood at the Ranch              Wesminster, CO               287,752          1986             30 Years
Isle at Arrowhead Ranch            Glendale, AZ                  16,870          1996             30 Years
Ivy Place (L)                      Atlanta, GA                  432,030          1978             30 Years
James Street Crossing              Kent, WA                      38,781          1989             30 Years
Jefferson at Walnut Creek          Austin, TX                    90,510          1994             30 Years
Junipers at Yarmouth               Yarmouth, ME                 220,554          1970             30 Years
Kempton Downs                      Gresham, OR                1,120,921          1990             30 Years
Keystone                           Austin, TX                   526,567          1981             30 Years
Kingsport                          Alexandria, VA             1,476,716          1986             30 Years
Kingswood Manor                    San Antonio, TX              422,154          1983             30 Years
Kirby Place                        Houston, TX                  153,938          1994             30 Years
Knight's Castle (Boulder Creek)    Wilsonville, OR              311,992          1991             30 Years
La Costa Brava (Jax)               Jacksonville, FL (J)       5,943,831       1970/1973           30 Years
La Costa Brava (ORL)               Orlando, FL                3,556,803          1967             30 Years
La Mariposa (Evans)                Mesa, AZ                      11,619          1986             30 Years
La Mirage                          San Diego, CA              1,942,975       1988-1992           30 Years
La Reserve (Evans)                 Oro Valley, AZ                 7,043          1988             30 Years
La Valencia (Evans)                Mesa, AZ                      19,275          1988             30 Years
Ladera (Evans)                     Mesa, AZ                      18,460          1995             30 Years
Lake in The Woods (MI)             Ypsilanti, MI             11,131,520          1969             30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
                    Real Estate and Acculated Depreciation
                               December 31, 1997

                                                                                           Cost Capitalized
                                                                                             Subsequent to
                                                                 Initial Cost to              Acquisition
           Description                                              Company              (Improvements, net)(1)
---------------------------------------------------------------------------------------------------------------
                                                                           Building &             Building &
Apartment Name           Location            Encumbrances          Land      Fixtures      Land   Fixtures
---------------------------------------------------------------------------------------------------------------
Lakeville Resort         Petaluma, CA          20,655,022     2,734,100    24,773,523     2,400      109,861
Lakewood Oaks            Dallas, TX                     0     1,630,200    14,671,813     1,400      648,829
Landera (WRP)            San Antonio, TX                0       766,300     6,896,811         0       45,632
Lands End                Pacifica, CA                   0     1,824,500    16,423,435     1,200      450,898
Larkspur Woods           Sacramento, CA               (E)     5,800,000    14,512,065     1,300       21,647
Laurel Ridge             Chapel Hill, NC                0       160,000     1,752,118         0    2,938,512
Lincoln Green I          San Antonio, TX                0       947,366     2,133,002         0    3,711,030
Lincoln Green II         San Antonio, TX                0     1,052,340     5,828,311         0          (0)
Lincoln Green III        San Antonio, TX                0       536,010     2,069,688         0           0
Lincoln Harbor           Ft. Lauderdale, FL    10,000,000     7,454,900    14,879,369         0          (0)
Lincoln Heights          Quincy, MA                     0     5,925,000    33,575,000         0           0
Little Cottonwoods       Tempe, AZ                    (P)     3,050,133    26,981,993         0           0
Lodge (OK), The          Tulsa, OK                      0       313,571     2,677,951         0      893,076
Lodge (TX), The          San Antonio, TX                0     1,363,636     5,496,784         0    3,582,672
Longwood                 Decatur, GA                    0     1,452,000    13,067,523     2,048      364,818
Mallard Cove             Greenville, SC                 0       803,700     7,233,160     9,650      282,242
Mallgate                 Louisville, KY                 0             0     6,162,515         0    3,857,169
Marbrisa                 Tampa, FL                      0       811,500     7,303,334     2,000      210,354
Marina Club              Fort Worth, TX                 0       781,000     7,028,588     3,269    1,581,230
Mariners Wharf           Orange Park, FL                0     1,858,800    16,733,097         0        2,285
Marks (WRP)              Denver, CO            21,085,000     4,928,500    44,356,994         0      419,868
Marquessa (Evans)        Corona Hills, CA      18,169,122     6,888,500    21,767,775         0            0
Martha Lake (WRP)        Seattle, WA                    0       823,200     7,409,199         0       17,730
Marymont (MD)            Laurel, MD                     0     1,901,800    17,116,593     2,000      539,218
Maxwell House            Augusta, GA                    0       216,000     1,846,772         0      723,153
McAlpine Ridge           Charlotte, NC                  0     1,283,400    11,550,225       600      589,390
Meadow Creek             Tigard, OR             8,595,327     1,298,100    11,682,684     1,000      750,229
Meadows in the Park      Birmingham, AL                 0     1,000,000     8,525,000         0            0
Meadows on the Lake      Birmingham, AL                 0     1,000,000     8,521,175         0            0
Merril Creek (WRP)       Tacoma, WA                     0       814,200     7,327,478         0       11,830
Merrimac Woods           Costa Mesa, CA                 0       673,300     6,059,722     2,400      138,194
Metropolitan Park (WRP)  Seattle, WA                    0       493,200     4,438,977         0       34,772
Mill Village             Randolph, MA                   0     6,200,000    13,249,725     2,900      131,810
Mirador (Evans)          Phoenix, AZ                    0     2,597,518    23,368,137         0            0
Miramonte                Scottsdale, AZ                 0     1,132,500     8,846,622         0            0
Mission Palms            Tucson, AZ                     0     2,023,400    18,210,383         0       89,971
Morningside (Evans)      Scottsdale, AZ               (P)       670,470    12,591,349         0            0
Mountain Park Ranch      Phoenix, AZ                  (Q)     1,662,332    18,223,755         0            0
Mountain Run (WRP)       Albuquerque, NM                0     2,023,400    20,735,983   280,600       82,948
Mountain Terrace         Stevenson Ranch, CA            0     3,977,200    35,794,729     1,800      209,401
Newport Cove             Henderson, NV                  0       698,700     6,288,245     1,600      840,955
Newport Heights          Seattle, WA                    0       390,700     3,516,229       500      233,100
North Creek Heights      Seattle, WA                    0       753,800     6,784,170         0       40,015
North Hill               Atlanta, GA           16,428,599     2,520,000    18,501,949     5,000       65,715
Northampton  1           Largo, MD             13,194,809     1,843,200    17,318,363         0    1,398,297
Northampton  2           Largo, MD                      0     1,494,100    14,279,723    19,400    1,134,141
Northgate Village        San Antonio, TX                0       660,000     5,753,724       100      428,995
Northlake (FL)           Jacksonville, FL               0     1,166,000    10,494,125         0          (0)
Northwoods Village       Cary, NC                     (E)     1,368,000    11,443,857       900       17,260
Oak Mill 2               Germantown, MD         9,507,486       854,000     8,187,169       133      748,473
Oak Park North           Agoura Hills, CA             (O)     1,706,500    15,358,942       400       90,433
Oak Park South           Agoura Hills, CA             (O)     1,683,400    15,150,835       400      144,685
-----------------------------------------------------------------------------------------------------------------
                                               Gross Amount Carried
                                                   at Close of                                                       Life Used to
           Description                           Period 12/31/97                                                       Compute
-----------------------------------------------------------------------------------------------------------------  Depreciation in
                                                          Building &                   Accumulated      Date of     Latest Income
Apartment Name          Location               Land       Fixtures (A)    Total (B)     Depreciation  Construction  Statement (C)
------------------------------------------------------------------------------------------------------------------------------------
Lakeville Resort        Petaluma, CA         2,736,500    24,883,384    27,619,884      1,073,613       1984           30 Years
Lakewood Oaks           Dallas, TX           1,631,600    15,320,642    16,952,242      1,887,694       1987           30 Years
Landera (WRP)           San Antonio, TX        766,300     6,942,443     7,708,743        153,078       1983           30 Years
Lands End               Pacifica, CA         1,825,700    16,874,333    18,700,033        936,029       1974           30 Years
Larkspur Woods          Sacramento, CA       5,801,300    14,533,712    20,335,012        102,811    1989/1993         30 Years
Laurel Ridge            Chapel Hill, NC        160,000     4,690,630     4,850,630      2,145,136       1975           30 Years
Lincoln Green I         San Antonio, TX        947,366     5,844,032     6,791,398      2,613,354    1984/1986         30 Years
Lincoln Green II        San Antonio, TX      1,052,340     5,828,311     6,880,651      2,132,722    1984/1986         30 Years
Lincoln Green III       San Antonio, TX        536,010     2,069,688     2,605,698        781,318    1984/1986         30 Years
Lincoln Harbor          Ft. Lauderdale, FL   7,454,900    14,879,369    22,334,269        405,336       1989           30 Years
Lincoln Heights         Quincy, MA           5,925,000    33,575,000    39,500,000         30,600       1991           30 Years
Little Cottonwoods      Tempe, AZ            3,050,133    26,981,993    30,032,126         23,773       1984           30 Years
Lodge (OK), The         Tulsa, OK              313,571     3,571,027     3,884,598      1,958,126       1979           30 Years
Lodge (TX), The         San Antonio, TX      1,363,636     9,079,456    10,443,092      3,068,584     1979(#)          30 Years
Longwood                Decatur, GA          1,454,048    13,432,341    14,886,389      1,832,622       1992           30 Years
Mallard Cove            Greenville, SC         813,350     7,515,402     8,328,752        438,174       1983           30 Years
Mallgate                Louisville, KY               0    10,019,684    10,019,684      5,986,361       1969           30 Years
Marbrisa                Tampa, FL              813,500     7,513,688     8,327,188        356,644       1984           30 Years
Marina Club             Fort Worth, TX         784,269     8,609,818     9,394,087      1,212,618       1987           30 Years
Mariners Wharf          Orange Park, FL      1,858,800    16,735,382    18,594,182        138,521       1989           30 Years
Marks (WRP)             Denver, CO           4,928,500    44,776,862    49,705,362        935,337       1987           30 Years
Marquessa (Evans)       Corona Hills, CA     6,888,500    21,767,775    28,656,275         22,579       1992           30 Years
Martha Lake (WRP)       Seattle, WA            823,200     7,426,929     8,250,129        159,637       1991           30 Years
Marymont (MD)           Laurel, MD           1,903,800    17,655,811    19,559,611      2,040,482     1987-88          30 Years
Maxwell House           Augusta, GA            216,000     2,569,925     2,785,925      1,098,947       1951           30 Years
McAlpine Ridge          Charlotte, NC        1,284,000    12,139,615    13,423,615      1,381,439     1989-90          30 Years
Meadow Creek            Tigard, OR           1,299,100    12,432,913    13,732,013      1,511,374       1985           30 Years
Meadows in the Park     Birmingham, AL       1,000,000     8,525,000     9,525,000         12,178       1986           30 Years
Meadows on the Lake     Birmingham, AL       1,000,000     8,521,175     9,521,175         12,178       1987           30 Years
Merril Creek (WRP)      Tacoma, WA             814,200     7,339,308     8,153,508        157,161       1994           30 Years
Merrimac Woods          Costa Mesa, CA         675,700     6,197,915     6,873,615        291,450       1970           30 Years
Metropolitan Park (WRP) Seattle, WA            493,200     4,473,749     4,966,949         94,680       1991           30 Years
Mill Village            Randolph, MA         6,202,900    13,381,535    19,584,435         20,408    1971/1977         30 Years
Mirador (Evans)         Phoenix, AZ          2,597,518    23,368,137    25,965,655         20,506       1995           30 Years
Miramonte               Scottsdale, AZ       1,132,500     8,846,622     9,979,122          8,002       1983           30 Years
Mission Palms           Tucson, AZ           2,023,400    18,300,354    20,323,754        392,022       1980           30 Years
Morningside (Evans)     Scottsdale, AZ         670,470    12,591,349    13,261,819         10,468       1989           30 Years
Mountain Park Ranch     Phoenix, AZ          1,662,332    18,223,755    19,886,087         15,697       1994           30 Years
Mountain Run (WRP)      Albuquerque, NM      2,304,000    20,818,931    23,122,931        451,625       1985           30 Years
Mountain Terrace        Stevenson Ranch, CA  3,979,000    36,004,130    39,983,130      1,297,678       1992           30 Years
Newport Cove            Henderson, NV          700,300     7,129,200     7,829,500      1,194,422       1983           30 Years
Newport Heights         Seattle, WA            391,200     3,749,329     4,140,529        468,798       1985           30 Years
North Creek Heights     Seattle, WA            753,800     6,824,185     7,577,985        144,788       1990           30 Years
North Hill              Atlanta, GA          2,525,000    18,567,664    21,092,664        220,601       1984           30 Years
Northampton 1           Largo, MD            1,843,200    18,716,660    20,559,860      2,346,885       1977           30 Years
Northampton 2           Largo, MD            1,513,500    15,413,864    16,927,364      1,559,004       1988           30 Years
Northgate Village       San Antonio, TX        660,100     6,182,719     6,842,819      1,176,859       1984           30 Years
Northlake (FL)          Jacksonville, FL     1,166,000    10,494,125    11,660,125         89,530       1989           30 Years
Northwoods Village      Cary, NC             1,368,900    11,461,117    12,830,017         82,552       1986           30 Years
Oak Mill 2              Germantown, MD         854,133     8,935,642     9,789,775        923,107       1985           30 Years
Oak Park North          Agoura Hills, CA     1,706,900    15,449,375    17,156,275      1,184,275       1990           30 Years
Oak Park South          Agoura Hills, CA     1,683,800    15,295,520    16,979,320      1,265,504       1989           30 Years


                                                 ERP OPERATING LIMITED PARTNERSHIP
                                             Real Estate and Accumulated Depreciation
                                                         December 31, 1997

                                                                                                   Cost Capitalized
                                                                                                     Subsequent to
                                                                          Initial Cost to             Acquisition
                       Description                                            Company            (Improvements, net)(1)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Building &               Building &
Apartment Name                    Location                Encumbrances    Land       Fixtures      Land       Fixtures
----------------------------------------------------------------------------------------------------------------------------------
Oaks of Lakebridge                Ormond Beach, FL                   0    413,700    3,742,503    2,100         451,071
Ocean Walk                        Key West, FL              21,099,078  2,834,900   25,517,673        0              (0)
Olentangy Joint Venture           Columbus, OH                       0  3,032,336   20,862,191        0       8,151,199
One Eton Square                   Tulsa, OK                          0  1,570,100   14,130,762        0         199,151
Orange Grove Village              Tucson, AZ                        (P) 1,813,154   14,867,839        0               0
Orchard of Landen                 Maineville, OH                    (E) 2,496,000   17,720,225    1,300          18,489
Orchard Ridge                     Seattle, WA                        0    482,600    4,343,826    3,000         186,875
Overlook                          San Antonio, TX                    0  1,100,000    9,900,000      200          59,744
Paces Station/Paces on the Green  Atlanta, GA                        0  4,801,500   32,630,170        0               0
Panther Ridge (WRP)               Seattle, WA                        0  1,055,800    9,501,841        0          94,493
Paradise Pointe                   Dania, FL                          0  1,493,800   13,452,161        0       1,369,517
Park Knoll                        Atlanta, GA                        0  2,904,500   26,140,219    4,300       1,390,997
Park Meadow (Evans)               Gilbert, AZ                       (P)   835,217   15,094,226        0               0
Park Place I & II                 Plymouth, MN              17,820,599  2,428,200   21,853,006    7,400         649,815
Park West                         Austin, TX                         0    648,605    4,541,683      100         543,341
Park West (CA)                    Los Angeles, CA                    0  3,033,300   27,299,323      100         425,857
Parkridge Place                   Las Colinas, TX                    0  6,430,800   17,073,584        0              (O)
Parkview Terrace                  Redlands, CA              22,650,000  4,969,200   35,650,329        0               0
Parkwood East (WRP)               Fort Collins, CO                   0  1,644,000   14,796,301        0          26,384
Pine Harbour                      Orlando, FL                        0  1,661,000   14,948,625    3,300         837,768
Pine Meadow                       Greensboro, NC             4,852,620    719,300    6,474,036    1,350         254,030
Pines at Cloverlane               Pittsfield Township, MI            0  1,906,600   17,159,269    1,200       2,825,711
Pines of Springdale               West Palm Beach, FL                0    471,200    4,240,800    2,667         457,139
Plum Tree Park (WRP)              Seattle, WA                        0  1,133,400   10,200,420        0          42,215
Pointe at South Mountain          Phoenix, AZ                        0  2,228,800   20,058,955        0          80,664
Pointe East                       Redmond, WA                        0    601,800    5,416,489      800         135,313
Port Royale                       Ft. Lauderdale, FL                 0  1,752,100   15,769,281    2,100         521,095
Port Royale II                    Ft. Lauderdale, FL                 0  1,015,700    9,141,355    6,500         298,668
Portofino (Evans)                 Chino Hills, CA                    0  3,572,400   14,627,241        0               0
Preakness                         Antioch, TN                       (E) 1,560,000    7,653,521    1,300          21,698
Preserve at Squaw Peak            Phoenix, AZ                       (P)   517,788    8,518,393        0               0
Preston Bend                      Dallas, TX                 8,719,000  1,083,000    9,925,055    2,200          52,194
Preston in Willowbend             Plano, TX                          0    872,500    7,852,675        0       1,355,716
Preston Lake                      Atlanta, GA                        0  1,430,000   12,877,986   34,993       1,027,970
Promenade Terrace                 Corona Hills, CA          16,221,259  2,281,000   20,529,476    1,800         191,484
Promontory Pointe 1 & 2           Phoenix, AZ                       (P) 2,355,509   30,388,237        0               0
Pueblo Villas                     Albuquerque, NM                    0    854,300    7,688,783    1,300         188,040
Quail Cove (WRP)                  Salt Lake City, UT                 0  2,271,800   20,446,430        0          88,480
Raindance (WRP)                   Oklahoma City, OK                  0  1,147,600   10,341,301        0          45,344
Rancho Murietta (Evans)           Tempe, AZ                          0  1,766,282   17,548,512        0               0
Ravens Crest                      Plainsboro, NJ                    (O) 4,673,000   42,057,149    2,850       1,590,420
Redlands Lawn and Tennis          Redlands, CA              24,050,000  4,822,320   26,312,144        0               0
Reflections at the Lakes          Las Vegas, NV                      0  1,896,000   17,063,715        0          42,277
Regatta (WRP)                     San Antonio, TX                    0    818,500    7,366,677        0          25,844
Regency Palms                     Huntington Beach, CA               0  1,856,500   16,708,950      900         315,425
Regency Woods                     Des Moines, IA             6,351,345    745,100    6,705,430        0               0
Registry (WRP)                    Denver, CO                         0  1,303,100   11,727,649        0          22,556
Reserve Square Combined           Cleveland, OH                      0  2,618,352   23,565,022      500       9,291,751
Ridgegate (WRP)                   Seattle, WA                        0    805,800    7,251,986        0         107,187
Ridgemont/Mountain Brook          Chattanooga, TN                    0  1,472,000   13,505,272    5,200         122,414
Ridgetop (WRP)                    Tacoma, WA                         0    811,500      221,000        0       7,097,213
Ridgetree I & II                  Dallas, TX                         0  2,094,600   18,851,177   20,600       1,125,099


                                                                Gross Amount Carried
                                                                     at Close of
                       Description                                 Period 12/31/97
--------------------------------------------------------------------------------------------------------------------
                                                                              Building &
Apartment Name                    Location                   Land             Fixtures(A)          Total(B)
--------------------------------------------------------------------------------------------------------------------
Oaks of Lakebridge                Ormond Beach, FL           415,800           4,193,574           4,609,374
Ocean Walk                        Key West, FL             2,834,900          25,517,673          28,352,573
Olentangy Joint Venture           Columbus, OH             3,032,336          29,013,390          32,045,726
One Eton Square                   Tulsa, OK                1,570,100          14,329,913          15,900,013
Orange Grove Village              Tucson, AZ               1,813,154          14,867,839          16,680,993
Orchard of Landen                 Maineville, OH           2,497,300          17,738,714          20,236,014
Orchard Ridge                     Seattle, WA                485,600           4,530,701           5,016,301
Overlook                          San Antonio, TX          1,100,200           9,959,744          11,059,944
Paces Station/Paces on the Green  Atlanta, GA              4,801,500          32,630,170          37,431,670
Panther Ridge (WRP)               Seattle, WA              1,055,800           9,596,334          10,652,134
Paradise Pointe                   Dania, FL                1,493,800          14,821,678          16,315,478
Park Knoll                        Atlanta, GA              2,908,800          27,531,216          30,440,016
Park Meadow (Evans)               Gilbert, AZ                835,217          15,094,226          15,929,443
Park Place I & II                 Plymouth, MN             2,435,600          22,502,821          24,938,421
Park West                         Austin, TX                 648,705           5,085,024           5,733,729
Park West (CA)                    Los Angeles, CA          3,033,400          27,725,180          30,758,580
Parkridge Place                   Las Colinas, TX          6,430,800          17,073,584          23,504,384
Parkview Terrace                  Redlands, CA             4,969,200          35,650,329          40,619,529
Parkwood East (WRP)               Fort Collins, CO         1,644,000          14,822,685          16,466,685
Pine Harbour                      Orlando, FL              1,664,300          15,786,393          17,450,693
Pine Meadow                       Greensboro, NC             720,650           6,728,066           7,448,716
Pines at Cloverlane               Pittsfield Township, MI  1,907,800          19,984,980          21,892,780
Pines of Springdale               West Palm Beach, FL        473,867           4,697,939           5,171,806
Plum Tree Park (WRP)              Seattle, WA              1,133,400          10,242,635          11,376,035
Pointe at South Mountain          Phoenix, AZ              2,228,800          20,139,619          22,368,419
Pointe East                       Redmond, WA                602,600           5,551,802           6,154,402
Port Royale                       Ft. Lauderdale, FL       1,754,200          16,290,376          18,044,576
Port Royale II                    Ft. Lauderdale, FL       1,022,200           9,440,023          10,462,223
Portofino (Evans)                 Chino Hills, CA          3,572,400          14,627,241          18,199,641
Preakness                         Antioch, TN              1,561,300           7,675,219           9,236,519
Preserve at Squaw Peak            Phoenix, AZ                517,788           8,518,393           9,036,181
Preston Bend                      Dallas, TX               1,085,200           9,977,249          11,062,449
Preston in Willowbend             Plano, TX                  872,500           9,208,391          10,080,891
Preston Lake                      Atlanta, GA              1,465,893          13,905,956          15,371,849
Promenade Terrace                 Corona Hills, CA         2,282,800          20,720,960          23,003,760
Promontory Pointe 1 & 2           Phoenix, AZ              2,355,509          30,388,237          32,743,746
Pueblo Villas                     Albuquerque, NM            855,600           7,876,823           8,732,423
Quail Cove (WRP)                  Salt Lake City, UT       2,271,800          20,534,910          22,806,710
Raindance (WRP)                   Oklahoma City, OK        1,147,600          10,386,645          11,534,245
Rancho Murietta (Evans)           Tempe, AZ                1,766,282          17,548,512          19,314,794
Ravens Crest                      Plainsboro, NJ           4,675,850          43,647,569          48,323,419
Redlands Lawn and Tennis          Redlands, CA             4,822,320          26,312,144          31,134,464
Reflections at the Lakes          Las Vegas, NV            1,896,000          17,105,992          19,001,992
Regatta (WRP)                     San Antonio, TX            818,500           7,392,520           8,211,020
Regency Palms                     Huntington Beach, CA     1,857,400          17,024,375          18,881,775
Regency Woods                     Des Moines, IA             745,100           6,705,430           7,450,530
Registry (WRP)                    Denver, CO               1,303,100          11,750,205          13,053,305
Reserve Square Combined           Cleveland, OH            2,618,852          32,856,773          35,475,625
Ridgegate (WRP)                   Seattle, WA                805,800           7,359,173           8,164,973
Ridgemont/Mountain Brook          Chattanooga, TN          1,477,200          13,627,686          15,104,886
Ridgetop (WRP)                    Tacoma, WA                 811,500           7,318,213           8,129,713
Ridgetree I & II                  Dallas, TX               2,115,200          19,976,276          22,091,476



                                                                                                     Life Used to
                       Description                                                                     Compute
-------------------------------------------------------------------------------------------------   Depreciation in
                                                              Accumulated             Date of        Latest Income
Apartment Name                    Location                    Depreciation          Construction      Statement(C)
---------------------------------------------------------------------------------------------------------------------
Oaks of Lakebridge                Ormond Beach, FL                 691,385             1984             30 Years
Ocean Walk                        Key West, FL                      51,779             1990             30 Years
Olentangy Joint Venture           Columbus, OH                  16,047,783             1972             30 Years
One Eton Square                   Tulsa, OK                        321,009             1985             30 Years
Orange Grove Village              Tucson, AZ                        13,983           1986/1995          30 Years
Orchard of Landen                 Maineville, OH                   126,481           1985/1988          30 Years
Orchard Ridge                     Seattle, WA                      595,509             1988             30 Years
Overlook                          San Antonio, TX                  234,278             1985             30 Years
Paces Station/Paces on the Green  Atlanta, GA                      411,876         1984-1988/1989       30 Years
Panther Ridge (WRP)               Seattle, WA                      212,607             1980             30 Years
Paradise Pointe                   Dania, FL                      1,864,192            1987-90           30 Years
Park Knoll                        Atlanta, GA                    3,979,207             1983             30 Years
Park Meadow (Evans)               Gilbert, AZ                       12,704             1986             30 Years
Park Place I & II                 Plymouth, MN                   1,130,133             1986             30 Years
Park West                         Austin, TX                       819,900             1985             30 Years
Park West (CA)                    Los Angeles, CA                2,327,056            1987-90           30 Years
Parkridge Place                   Las Colinas, TX                   72,945             1985             30 Years
Parkview Terrace                  Redlands, CA                      32,340             1986             30 Years
Parkwood East (WRP)               Fort Collins, CO                 314,010             1986             30 Years
Pine Harbour                      Orlando, FL                    2,228,205             1991             30 Years
Pine Meadow                       Greensboro, NC                   391,654             1974             30 Years
Pines at Cloverlane               Pittsfield Township, MI        1,526,711            1975-79           30 Years
Pines of Springdale               West Palm Beach, FL              675,625          1985/87(x)          30 Years
Plum Tree Park (WRP)              Seattle, WA                      218,141             1991             30 Years
Pointe at South Mountain          Phoenix, AZ                      427,547             1988             30 Years
Pointe East                       Redmond, WA                      631,778             1988             30 Years
Port Royale                       Ft. Lauderdale, FL             1,855,727             1988             30 Years
Port Royale II                    Ft. Lauderdale, FL               648,784             1991             30 Years
Portofino (Evans)                 Chino Hills, CA                   14,186             1989             30 Years
Preakness                         Antioch, TN                       58,736             1986             30 Years
Preserve at Squaw Peak            Phoenix, AZ                        7,128             1990             30 Years
Preston Bend                      Dallas, TX                       199,067             1986             30 Years
Preston in Willowbend            Plano, TX                      1,380,925             1985             30 Years
Preston Lake                      Atlanta, GA                    2,017,909            1984-86           30 Years
Promenade Terrace                 Corona Hills, CA               1,088,860             1990             30 Years
Promontory Pointe 1 & 2           Phoenix, AZ                       25,964           1984/1996          30 Years
Pueblo Villas                     Albuquerque, NM                  431,289             1975             30 Years
Quail Cove (WRP)                  Salt Lake City, UT               441,451             1987             30 Years
Raindance (WRP)                   Oklahoma City, OK                251,597             1984             30 Years
Rancho Murietta (Evans)           Tempe, AZ                         15,488             1983             30 Years
Ravens Crest                      Plainsboro, NJ                 5,422,677             1984             30 Years
Redlands Lawn and Tennis          Redlands, CA                      25,069             1986             30 Years
Reflections at the Lakes          Las Vegas, NV                    364,317             1989             30 Years
Regatta (WRP)                     San Antonio, TX                  163,257             1983             30 Years
Regency Palms                     Huntington Beach, CA           1,135,696             1969             30 Years
Regency Woods                     Des Moines, IA                    14,880             1986             30 Years
Registry (WRP)                    Denver, CO                       248,875             1987             30 Years
Reserve Square Combined           Cleveland, OH                  4,271,742             1973             30 Years
Ridgegate (WRP)                   Seattle, WA                      158,777             1990             30 Years
Ridgemont/Mountain Brook          Chattanooga, TN                  248,558           1987/1988          30 Years
Ridgetop (WRP)                    Tacoma, WA                       164,208             1988             30 Years
Ridgetree I & II                  Dallas, TX                     1,175,476             1983             30 Years

                                                 ERP OPERATING LIMITED PARTNERSHIP
                                             Real Estate and Accumulated Depreciation
                                                         December 31, 1997

                                                                                                        Cost Capitalized
                                                                                                         Subsequent to
                                                                              Initial Cost to             Acquisition
                     Description                                                  Company            (Improvements, net)(1)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Building &              Building &
Apartment Name                   Location                 Encumbrances      Land        Fixtures      Land      Fixtures
---------------------------------------------------------------------------------------------------------------------------
Ridgeway Commons                 Memphis, TN                         0      568,400     5,115,501         0            0
Ridgewood Village                San Diego, CA                       0    5,760,000    14,019,345         0            0
Rincon                           Houston, TX                         0    4,400,000    16,725,229     1,700       29,725
River Bend                       Tampa, FL                           0      602,945     2,161,915         0    2,070,955
River Oak                        Louisville, KY                      0    1,253,900    11,285,573         0            0
Riverside Park                   Tulsa, OK                          (E)   1,440,000    12,374,977       900       12,033
Rock Creek                       Corrboro, NC                        0      895,100     8,056,360       600       77,277
Rosehill Pointe                  Lenexa, KS                          0    2,073,400    18,660,475    19,600    1,281,269
Roswell                          Atlanta, GA                 8,100,000    1,217,500    10,957,845     2,500      646,187
Royal Oak                        Eagan, MN                  13,148,135    1,598,200    14,383,478         0           (0)
Sabal Palm                       Pompano Beach, FL                   0    3,536,000    20,167,175     2,000      219,699
Sabal Pointe (M)                 Coral Springs, FL                   0    1,941,900    17,477,592     9,700      247,208
Saddle Creek                     Carrollton, TX                      0      703,300     6,329,899     4,800    2,989,706
Saddle Ridge                     Loudoun County, VA                  0    1,351,800    12,165,984    13,000      255,748
San Tropez (WRP)                 Phoenix, AZ                         0    2,738,000    24,641,839         0       68,367
Sawgrass Cove                    Bradenton, FL                       0    1,671,200    15,041,179     2,950      950,843
Scottsdale Courtyards            Scottsdale, AZ                     (P)   2,979,269    25,007,146         0            0
Scottsdale Meadows               Scottsdale, AZ                      0    1,512,000    11,382,507         0            0
Sedona Ridge                     Ahwatukee, AZ                       0    5,508,000     9,700,530         0       53,410
Settler's Pointe (WRP)           Salt Lake City, UT                  0    1,715,100    15,436,275         0       40,529
Seventh & James (WRP)            Seattle, WA                         0      663,800     5,974,099         0       32,273
Shadow Brook                     Phoenix, AZ                        (P)   3,065,496    18,328,501         0            0
Sheffield Court                  Arlington, VA                       0    3,349,350    30,246,228         0    2,064,923
Shores at Andersen Springs       Chandler, AZ                       (P)   2,743,816    22,732,844         0            0
Silver Creek                     Phoenix, AZ                        (P)     712,102     6,688,724         0            0
Silver Shadow                    Las Vegas, NV                       0      952,100     8,568,921     1,340      302,146
Silver Springs (FL)              Jacksonville, FL                    0    1,828,700    16,458,192         0       23,594
Silver Springs                   Tulsa, OK                           0      672,500     6,052,669         0        8,702
Silverwood                       Mission, KS                11,000,000    1,230,000    11,196,244         0      453,320
Skyline Gateway                  Tucson, AZ                          0    1,128,400    10,155,997         0       49,230
Sleepy Hollow                    Kansas City, MO            12,500,000    2,193,547    13,689,443         0    1,561,709
Songbird                         San Antonio, TX             6,844,309    1,080,500     9,724,928     2,000      254,902
Sonnet Cove I                    Lexington, KY                       0      183,407     2,422,860         0    1,813,961
Sonnet Cove II                   Lexington, KY                       0      100,000     1,108,405         0      821,113
Sonoran (Evans)                  Phoenix, AZ                        (P)   2,361,922    31,760,934         0            0
South Creek                      Mesa, AZ                   16,236,161    2,669,300    24,023,758     2,000      316,264
Southbank                        Mesa, AZ                            0      319,600     2,876,874    10,900      344,878
Spice Run                        Naperville, IL                      0    2,578,900    23,210,030       800      442,721
Spinnaker Cove                   Hermitage, TN              14,205,000    1,420,500    12,789,873    41,231      448,527
Springs Colony                   Orlando, FL                 9,350,000      631,900     5,687,010     8,500      710,248
Springs of Country Woods         Salt Lake City, UT                  0    3,547,400    31,926,882         0       71,221
Sterling Point                   Denver, CO                          0      935,500     8,419,865         0       30,474
Stonelake Club                   Ocala, FL                           0      250,000     2,024,968       100      388,685
Stoney Creek                     Tacoma, WA                          0    1,215,200    10,937,144         0       12,395
Summer Ridge                     Riverside, CA                       0      600,500     5,404,571     1,900       65,362
Summerset Village                Chatsworth, CA                      0    2,628,500    23,656,668     2,200      125,536
Summit at Lake Union             Seattle, WA                         0    1,424,600    12,821,002         0       81,917
Summit Chase                     Coral Springs, FL                   0    1,120,000     4,413,035     1,700       82,165
Sun Creek (Evans)                Glendale, AZ                       (P)     896,929     7,044,103         0            0
Sunny Oak Village                Overland Park, KS                   0    2,222,600    20,003,050    22,350    1,228,997
Sunrise Springs                  Las Vegas, NV                       0      972,600     8,753,491     2,700      249,026
Suntree Village (Evans)          Oro Valley, AZ                     (P)   1,571,745    13,067,845         0            0

                                                            Gross Amount Carried
                                                                at Close of
                     Description                               Period 12/31/97
------------------------------------------------------------------------------------------------------------------
                                                                         Building &                   Accumulated
Apartment Name                   Location                     Land       Fixtures(A)   Total(B)       Depreciation
------------------------------------------------------------------------------------------------------------------
Ridgeway Commons                 Memphis, TN                   568,400    5,115,501     5,683,901         11,509
Ridgewood Village                San Diego, CA               5,760,000   14,019,345    19,779,345         19,152
Rincon                           Houston, TX                 4,401,700   16,754,954    21,156,654        486,390
River Bend                       Tampa, FL                     602,945    4,232,870     4,835,815      3,002,362
River Oak                        Louisville, KY              1,253,900   11,285,573    12,539,473         24,275
Riverside Park                   Tulsa, OK                   1,440,900   12,387,010    13,827,910         90,734
Rock Creek                       Corrboro, NC                  895,700    8,133,637     9,029,337        320,980
Rosehill Pointe                  Lenexa, KS                  2,093,000   19,941,744    22,034,744      1,238,431
Roswell                          Atlanta, GA                 1,220,000   11,604,032    12,824,032      1,447,662
Royal Oak                        Eagan, MN                   1,598,200   14,383,478    15,981,678         29,864
Sabal Palm                       Pompano Beach, FL           3,538,000   20,386,874    23,924,874        459,000
Sabal Pointe (M)                 Coral Springs, FL           1,951,600   17,724,799    19,676,399      1,185,004
Saddle Creek                     Carrollton, TX                708,100    9,319,605    10,027,705      1,925,906
Saddle Ridge                     Loudoun County, VA          1,364,800   12,421,732    13,786,532        972,500
San Tropez (WRP)                 Phoenix, AZ                 2,738,000   24,710,205    27,448,205        512,245
Sawgrass Cove                    Bradenton, FL               1,674,150   15,992,022    17,666,172      2,143,633
Scottsdale Courtyards            Scottsdale, AZ              2,979,269   25,007,146    27,986,415         21,828
Scottsdale Meadows               Scottsdale, AZ              1,512,000   11,382,507    12,894,507         10,229
Sedona Ridge                     Ahwatukee, AZ               5,508,000    9,753,940    15,261,940        265,997
Settler's Pointe (WRP)           Salt Lake City, UT          1,715,100   15,476,804    17,191,904        329,025
Seventh & James (WRP)            Seattle, WA                   663,800    6,006,372     6,670,172        125,673
Shadow Brook                     Phoenix, AZ                 3,065,496   18,328,501    21,393,997         16,746
Sheffield Court                  Arlington, VA               3,349,350   32,311,151    35,660,501      3,231,742
Shores at Andersen Springs       Chandler, AZ                2,743,816   22,732,844    25,476,660         20,075
Silver Creek                     Phoenix, AZ                   712,102    6,688,724     7,400,826          6,190
Silver Shadow                    Las Vegas, NV                 953,440    8,871,067     9,824,507      1,262,807
Silver Springs (FL)              Jacksonville, FL            1,828,700   16,481,786    18,310,486        142,541
Silver Springs                   Tulsa, OK                     672,500    6,061,371     6,733,871        137,860
Silverwood                       Mission, KS                 1,230,000   11,649,564    12,879,564      1,452,746
Skyline Gateway                  Tucson, AZ                  1,128,400   10,205,227    11,333,627        223,810
Sleepy Hollow                    Kansas City, MO             2,193,547   15,251,152    17,444,699      4,866,627
Songbird                         San Antonio, TX             1,082,500    9,979,830    11,062,330        485,613
Sonnet Cove I                    Lexington, KY                 183,407    4,236,821     4,420,228      2,837,430
Sonnet Cove II                   Lexington, KY                 100,000    1,929,518     2,029,518      1,333,319
Sonoran (Evans)                  Phoenix, AZ                 2,361,922   31,760,934    34,122,856         27,005
South Creek                      Mesa, AZ                    2,671,300   24,340,022    27,011,322      1,316,091
Southbank                        Mesa, AZ                      330,500    3,221,752     3,552,252        499,946
Spice Run                        Naperville, IL              2,579,700   23,652,751    26,232,451        882,510
Spinnaker Cove                   Hermitage, TN               1,461,731   13,238,400    14,700,131        291,074
Springs Colony                   Orlando, FL                   640,400    6,397,258     7,037,658        902,698
Springs of Country Woods         Salt Lake City, UT          3,547,400   31,998,103    35,545,503        680,475
Sterling Point                   Denver, CO                    935,500    8,450,339     9,385,839        178,681
Stonelake Club                   Ocala, FL                     250,100    2,413,653     2,663,753        467,496
Stoney Creek                     Tacoma, WA                  1,215,200   10,949,539    12,164,739        235,210
Summer Ridge                     Riverside, CA                 602,400    5,469,933     6,072,333        297,826
Summerset Village                Chatsworth, CA              2,630,700   23,782,203    26,412,903      1,080,473
Summit at Lake Union             Seattle, WA                 1,424,600   12,902,919    14,327,519        266,259
Summit Chase                     Coral Springs, FL           1,121,700    4,495,200     5,616,900        114,037
Sun Creek (Evans)                Glendale, AZ                  896,929    7,044,103     7,941,032          6,593
Sunny Oak Village                Overland Park, KS           2,244,950   21,232,047    23,476,997      1,197,980
Sunrise Springs                  Las Vegas, NV                 975,300    9,002,517     9,977,817      1,077,228
Suntree Village (Evans)          Oro Valley, AZ              1,571,745   13,067,845    14,639,590         12,572

                                                                          Life Used to
                     Description                                             Compute
----------------------------------------------------------------------   Depreciation in
                                                            Date of       Latest Income
Apartment Name                   Location                 Construction     Statement(C)
----------------------------------------------------------------------------------------
Ridgeway Commons                 Memphis, TN                  1970          30 Years
Ridgewood Village                San Diego, CA                1997          30 Years
Rincon                           Houston, TX                  1996          30 Years
River Bend                       Tampa, FL                    1971          30 Years
River Oak                        Louisville, KY               1989          30 Years
Riverside Park                   Tulsa, OK                    1994          30 Years
Rock Creek                       Corrboro, NC                 1986          30 Years
Rosehill Pointe                  Lenexa, KS                   1984          30 Years
Roswell                          Atlanta, GA                  1985          30 Years
Royal Oak                        Eagan, MN                    1989          30 Years
Sabal Palm                       Pompano Beach, FL            1989          30 Years
Sabal Pointe (M)                 Coral Springs, FL            1995          30 Years
Saddle Creek                     Carrollton, TX               1980          30 Years
Saddle Ridge                     Loudoun County, VA           1989          30 Years
San Tropez (WRP)                 Phoenix, AZ                  1989          30 Years
Sawgrass Cove                    Bradenton, FL                1991          30 Years
Scottsdale Courtyards            Scottsdale, AZ               1993          30 Years
Scottsdale Meadows               Scottsdale, AZ               1984          30 Years
Sedona Ridge                     Ahwatukee, AZ                1988          30 Years
Settler's Pointe (WRP)           Salt Lake City, UT           1986          30 Years
Seventh & James (WRP)            Seattle, WA                  1992          30 Years
Shadow Brook                     Phoenix, AZ                  1984          30 Years
Sheffield Court                  Arlington, VA                1986          30 Years
Shores at Andersen Springs       Chandler, AZ                 1989          30 Years
Silver Creek                     Phoenix, AZ                  1986          30 Years
Silver Shadow                    Las Vegas, NV                1992          30 Years
Silver Springs (FL)              Jacksonville, FL             1985          30 Years
Silver Springs                   Tulsa, OK                    1984          30 Years
Silverwood                       Mission, KS                  1986          30 Years
Skyline Gateway                  Tucson, AZ                   1985          30 Years
Sleepy Hollow                    Kansas City, MO              1987          30 Years
Songbird                         San Antonio, TX              1981          30 Years
Sonnet Cove I                    Lexington, KY                1972          30 Years
Sonnet Cove II                   Lexington, KY                1974          30 Years
Sonoran (Evans)                  Phoenix, AZ                  1995          30 Years
South Creek                      Mesa, AZ                   1986-89         30 Years
Southbank                        Mesa, AZ                     1985          30 Years
Spice Run                        Naperville, IL               1988          30 Years
Spinnaker Cove                   Hermitage, TN                1986          30 Years
Springs Colony                   Orlando, FL                  1986          30 Years
Springs of Country Woods         Salt Lake City, UT           1982          30 Years
Sterling Point                   Denver, CO                   1979          30 Years
Stonelake Club                   Ocala, FL                    1986          30 Years
Stoney Creek                     Tacoma, WA                   1990          30 Years
Summer Ridge                     Riverside, CA                1985          30 Years
Summerset Village                Chatsworth, CA               1985          30 Years
Summit at Lake Union             Seattle, WA                1995-1997       30 Years
Summit Chase                     Coral Springs, FL            1985          30 Years
Sun Creek (Evans)                Glendale, AZ                 1985          30 Years
Sunny Oak Village                Overland Park, KS            1984          30 Years
Sunrise Springs                  Las Vegas, NV                1989          30 Years
Suntree Village (Evans)          Oro Valley, AZ               1986          30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
                   Real Estate and Accumulated Depreciation
                               December 31, 1997

                                                                                       Cost Capitialized
                                                                                            Subsequent          Gross Amount Carried
                                                                   Initial Cost             Acquisition              at Close of
                  Description                                      to Company         (Improvements, net)(1)       Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Building &             Building &             Building &
Apartment Name                    Location    Encumbrances       Land       Fixtures      Land     Fixtures     Land     Fixtures(A)
------------------------------------------------------------------------------------------------------------------------------------
Superstition Vista/Heritage
  Point                          Mesa, AZ                 0    2,307,357    28,479,012        0          0    2,307,357   28,479,012
Surprise Lake Village            Tacoma, WA               0    1,830,200    16,471,470        0     85,303    1,830,200   16,556,773
Sutton Place                     Dallas, TX               0    1,316,500    11,848,717   41,900  2,512,250    1,358,400   14,360,967
Sycamore Creek                   Scottsdale, AZ          (E)   3,150,000    19,068,201      900     13,124    3,150,900   19,081,325
Tamarind at Stoneridge           Columbia, SC             0    1,053,800     9,490,859        0         (0)   1,053,800    9,490,859
Tamarlane                        Portland, ME             0      690,000     5,143,970      900     26,507      690,900    5,170,477
Tanasbourne Terrace              Hillsboro, OR            0    1,873,000    16,857,220    3,700    844,799    1,876,700   17,702,019
Tanglewood (OR)                  Portland, OR             0      760,000     6,839,589    3,000  1,073,753      763,000    7,913,342
Tanglewood (VA)                  Manassas, VA    24,855,587    2,103,400    19,559,772    4,895  1,698,051    2,108,295   21,257,823
Terraces at Peachtree            Atlanta, GA              0      582,800     5,245,560      700    399,025      583,500    5,644,585
The Arboretum                    Tucson, AZ              (Q)   3,453,446    18,978,563        0          0    3,453,446   18,978,563
The Enclave                      Tempe, AZ               (Q)   1,500,192    19,262,528        0          0    1,500,192   19,262,528
The Heritage                     Phoenix, AZ             (P)   1,211,205    13,104,261        0          0    1,211,205   13,104,261
The Ingleside                    Phoenix, AZ              0    1,203,600    10,662,988        0          0    1,203,600   10,662,988
The Legends                      Tucson, AZ               0    2,729,788    17,866,476        0          0    2,729,788   17,866,476
The Meadows                      Mesa, AZ                 0      650,000    15,408,042        0          0      650,000   15,408,042
The Palms                        Phoenix, AZ             (P)   3,285,226    11,242,231        0          0    3,285,226   11,242,231
Place, The                       Fort Myers, FL           0      722,900     6,506,350    3,340    463,261      726,240    6,969,611
Seasons, The                     Boise, ID                0      604,400     5,439,624    3,600    296,957      608,000    5,736,581
The Trails at Dominion           Houston, TX     25,859,751    2,259,000    35,693,699    2,800    299,173    2,531,800   35,992,872
The Willows                      Knoxville, TN    8,068,889    1,100,000     9,906,909      500     56,479    1,100,500    9,963,388
Tivoli Lakes Club                Deerfield Beach,
                                   FL                     0    1,804,200    16,237,641        0     17,450    1,804,200   16,255,091
Town Centre III                  Laurel, MD       6,042,201      982,300     9,301,830        0  1,337,232      982,300   10,639,062
Town Centre IV                   Laurel, MD       9,595,674    1,564,200    14,787,362    4,700     44,169    1,568,900   14,831,531
Towne Centre                     Kingwood, TX             0    1,290,000    11,517,230    1,300     65,714    1,291,300   11,582,944
Towne Square                     Chandler, AZ             0    1,924,710    36,366,334        0          0    1,924,710   36,366,334
Trails (CO), The                 Aurora, CO               0    1,217,800     8,525,346      100  1,316,571    1,217,900    9,841,917
Trails (NV), The                 Las Vegas, NV            0    3,076,200    27,685,764    3,000    846,263    3,079,200   28,532,027
Trails (TX), The                 Arlington, TX            0      616,700     5,550,590   21,300    606,375      638,000    6,156,965
Trail's End (WRP)                San Antonio, TX          0      951,300     8,561,640        0     32,719      951,300    8,594,359
Trailway Pond I                  Burnsville, MN   4,913,909      476,800     4,291,344        0         (0)     476,800    4,291,344
Trailway Pond II                 Burnsville, MN  11,365,354    1,104,700     9,942,611        0          0    1,104,700    9,942,611
Trinity Lakes                    Cordova, TN             (E)   1,980,000    14,937,161    1,200     25,292    1,981,200   14,962,453
University Park                  Toledo, OH               0       70,000       834,378        0  1,437,570       70,000    2,271,948
Valley Creek I                   Woodbury, MN    12,827,815    1,622,600    14,603,730        0          0    1,622,600   14,603,730
Valley Creek II                  Woodbury, MN    10,110,100    1,229,500    11,065,355        0          0    1,229,500   11,065,355
Via Ventura                      Phoenix, AZ              0    1,476,500    13,288,894    9,600  4,442,615    1,486,100   17,711,509
Villa Encanto                    Phoenix, AZ              0    2,884,447    22,092,558        0          0    2,884,447   22,092,558
Villa Madeira                    Phoenix, AZ              0    1,580,000    14,219,907    2,100    604,467    1,582,100   14,824,374
Villa Manana                     Phoenix, AZ              0      951,400     8,562,443    3,900    594,025      955,300    9,156,468
Villa Serenas                    Tucson, AZ       9,274,638    2,424,900    14,418,493        0          0    2,424,900   14,418,493
Villa Solana                     Laguna Hills, CA         0    1,663,500    14,971,366    1,600    894,305    1,665,100   15,865,671
Village at Lakewood              Phoenix, AZ             (Q)   3,166,411    13,811,768        0          0    3,166,411   13,811,768
Village at Seeley Lake           Tacoma, WA               0    2,760,400    24,843,439        0     42,914    2,760,400   24,886,353
Village at Tanque Verde          Tucson, AZ              (Q)   1,434,838     7,126,993        0          0    1,434,838    7,126,993
Village Oaks                     Austin, TX       5,348,183    1,184,400    10,659,432    1,600    333,504    1,186,000   10,992,936
Village of Hampshire             Toledo, OH               0      151,912     1,320,453        0  7,039,152      151,912    8,359,605
Village of Newport               Federal Way, WA          0      414,900     3,733,899    1,400    273,557      416,300    4,007,456
Village of Sycamore Ridge        Memphis, TN              0      621,300     5,591,828      200     14,910      621,500    5,606,738
Villas of Oak Creste             San Antonio, TX          0      905,800     8,151,738        0     41,733      905,800    8,193,471
Vinings at Ashley                Boynton
  Lake                             Beach, FL     24,150,000    3,519,900    23,340,219        0          0    3,519,900   23,340,219
Vista Del Lago                   Mission Viejo,
                                   CA            32,003,439    4,524,400    41,357,681    1,400  1,146,126    4,525,800   42,503,807

                                                                                                          Life Used to
                 Description                                                                                Compute
----------------------------------------------------------------------------------------------------    Depreciation in
                                                                       Accumulated        Date of         Legal Income
Apartment Name                        Location           Total(B)      Depreciation     Construction       Statement (c)
------------------------------------------------------------------------------------------------------------------------
Superstition Vista/Heritage
  Point                             Mesa, AZ            30,786,369         24,680          1987            30 Years
Surprise Lake Village               Tacoma, WA          18,386,973        356,880          1986            30 Years
Sutton Place                        Dallas, TX          15,719,367      2,281,510          1985            30 Years
Sycamore Creek                      Scottsdale, AZ      22,232,225        136,570          1984            30 Years
Tamarind at Stoneridge              Columbia, SC        10,544,659         82,084          1985            30 Years
Tamarlane                           Portland, ME         5,861,377        101,568          1986            30 Years
Tanasbourne Terrace                 Hillsboro, OR       19,578,719      2,219,894         1986-89          30 Years
Tanglewood (OR)                     Portland, OR         8,676,342      1,111,520          1976            30 Years
Tanglewood (VA)                     Manassas, VA        23,366,118      2,379,284          1987            30 Years
Terraces at Peachtree               Atlanta, GA          6,228,085        467,119          1987            30 Years
The Arboretum                       Tucson, AZ          22,432,009         18,632          1987            30 Years
The Enclave                         Tempe, AZ           20,762,720         16,197          1994            30 Years
The Heritage                        Phoenix, AZ         14,315,466         11,428          1995            30 Years
The Ingleside                       Phoenix, AZ         11,866,588          9,271          1995            30 Years
The Legends                         Tucson, AZ          20,596,264         16,518          1995            30 Years
The Meadows                         Mesa, AZ            16,058,042         13,136          1984            30 Years
The Palms                           Phoenix, AZ         14,527,457         11,289          1990            30 Years
Place, The                          Fort Myers, FL       7,695,851        923,559          1986            30 Years
Seasons, The                        Boise, ID            6,344,581        745,408          1990            30 Years
The Trails at Dominion              Houston, TX         38,524,672      1,127,962          1992            30 Years
The Willows                         Knoxville, TN       11,063,888        235,907        1987-1988         30 Years
Tivoli Lakes Club                   Deerfield Beach,                                                       30 Years
                                      FL                18,059,291        134,957          1991            30 Years
Town Centre III                     Laurel, MD          11,621,362      1,268,507          1969            30 Years
Town Centre IV                      Laurel, MD          16,400,431      1,554,184          1968            30 Years
Towne Centre                        Kingwood, TX        12,874,244        408,693          1994            30 Years
Towne Square                        Chandler, AZ        38,291,044         30,725        1987-1996         30 Years
Trails (CO), The                    Aurora, CO          11,059,817      1,759,465          1986            30 Years
Trails (NV), The                    Las Vegas,, NV      31,611,227      3,302,624          1988            30 Years
Trails (TX), The                    Arlington, TX        6,794,965        888,529          1984            30 Years
Trail's End (WRP)                   San Antonio, TX      9,545,659        197,375          1983            30 Years
Trailway Pond I                     Burnsville, MN       4,768,144          8,964          1988            30 Years
Trailway Pond II                    Burnsville, MN      11,047,311         20,688          1988            30 Years
Trinity Lakes                       Cordova, TN         16,943,653        108,814          1985            30 Years
University Park                     Toledo, OH           2,341,948      1,297,134          1965            30 Years
Valley Creek I                      Woodbury, MN        16,226,330         30,187          1989            30 Years
Valley Creek II                     Woodbury, MN        12,294,855         22,949          1990            30 Years
Via Ventura                         Phoenix, AZ         19,197,609      2,185,107          1980            30 Years
Villa Encanto                       Phoenix, AZ         24,977,005         20,046          1983            30 Years
Villa Madeira                       Phoenix, AZ         16,406,474      1,921,248          1971            30 Years
Villa Manana                        Phoenix, AZ         10,111,768      1,250,094         1971-85          30 Years
Villa Serenas                       Tucson, AZ          16,843,393         65,839          1973            30 Years
Villa Solana                        Laguna Hills, CA    17,530,771      2,196,894          1984            30 Years
Village at Lakewood                 Phoenix, AZ         16,978,179         13,546          1988            30 Years
Village at Seeley Lake              Tacoma, WA          27,646,753        534,825          1990            30 Years
Village at Tanque Verde             Tucson, AZ           8,561,831          7,225        1984-1994         30 Years
Village Oaks                        Austin, TX          12,178,936        433,603          1984            30 Years
Village of Hampshire                Toledo, OH           8,511,517      2,903,527          1950            30 Years
Village of Newport                  Federal Way, WA      4,423,756        504,348          1987            30 Years
Village of Sycamore Ridge           Memphis, TN          6,228,238         47,175          1977            30 Years
Villas of Oak Creste                San Antonio, TX      9,099,271        187,591          1979            30 Years
Vinings at Ashley Lake              Boynton Beach, FL   26,860,119         32,655          1990            30 Years
Vista Del Lago                      Mission Viejo,                                                         30 Years
                                      CA                47,029,607      5,926,549         1986-88          30 Years

                       ERP OPERATING LIMITED PARTNERSHIP

                   Real Estate and Accumulated Depreciation

                               December 31, 1997



                                                                                                            Cost Capitalized
                                                                                                              Subsequent to
                                                                                  Initial Cost to              Acquisition
                   Description                                                        Company            (Improvements, net)(1)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Building &                 Building &
Apartment Name               Location                Encumbrances                Land         Fixtures     Land          Fixtures
----------------------------------------------------------------------------------------------------------------------------------
Walden Wood                  Southfield, MI             5,895,724               833,300      7,499,662     1,400           951,415
Walnut Ridge                 Little Rock, AR            3,654,026               196,079      2,424,631         0         3,061,884
Warwick Station(WRP)         Denver, CO                10,223,000             2,281,900     20,537,450       100            56,889
Waterford(WRP)               San Antonio, TX                    0               457,000      4,112,840         0             5,740
Waterford at the Lakes       Kent, WA                           0             3,100,200     16,343,191         0                 0
Watermark Square             Portland, OR               8,548,333             1,580,000     14,239,426       500           164,414
Waterstone Place             Seattle, WA                        0             2,950,900     26,558,353    13,100         2,482,718
Wellington(Salant)           Silverdale, WA             8,264,153             1,097,300      9,876,034     2,000           460,910
Wellington Hill              Manchester, NH            28,625,000             1,872,500     16,852,955    17,700         1,700,778
Wellsford Oaks(WRP)          Tulsa, OK                          0             1,310,500     11,794,290         0            41,827
Westridge(WRP)               Tacoma, WA                         0             3,501,900     31,517,540         0            85,539



                                                    Gross Amount Carried
                                                         at Close of
                                                       Period 12/31/97
---------------------------------------------------------------------------------------------
                                                                Building &
Apartment Name                Location               Land        Fixtures        Total (B)
----------------------------------------------------------------------------------------------
Walden Wood                   Southfield, MI         834,700     8,451,077       9,285,777
Walnut Ridge                  Little Rock, AR        196,079     5,486,515       5,682,594
Warwick Station(WRP)          Denver, CO           2,282,000    20,594,339      22,876,339
Waterford(WRP)                San Antonio, TX        457,000     4,118,581       4,575,581
Waterford at the Lakes        Kent, WA             3,100,200    16,343,191      19,443,391
Watermark Square              Portland, OR         1,580,500    14,403,840      15,984,340
Waterstone Place              Seattle, WA          2,964,000    29,041,071      32,005,071
Wellington(Salant)            Silverdale, WA       1,099,300    10,336,944      11,436,244
Wellington Hill               Manchester, NH       1,890,200    18,553,733      20,443,933
Wellsford Oaks(WRP)           Tulsa, OK            1,310,500    11,836,117      13,146,617
Westridge(WRP)                Tacoma, WA           3,501,900    31,603,079      35,104,979



                                                                                Life Used to
                   Description                                                     Compute
-----------------------------------------------------------------------------  Depreciation in
                                                Accumulated     Date of         Latest Income
Apartment Name               Location          Depreciation   Construction       Statement(C)
----------------------------------------------------------------------------------------------
Walden Wood                  Southfield, MI      1,285,958        1972             30 Years
Walnut Ridge                 Little Rock, AR     2,883,808        1975             30 Years
Warwick Station(WRP)         Denver, CO            433,103        1986             30 Years
Waterford(WRP)               San Antonio, TX        93,042        1983             30 Years
Waterford at the Lakes       Kent, WA              480,862        1990             30 Years
Watermark Square             Portland, OR          405,091        1990             30 Years
Waterstone Place             Seattle, WA         4,408,853        1990             30 Years
Wellington(Salant)           Silverdale, WA      1,007,298        1990             30 Years
Wellington Hill              Manchester, NH      2,506,313        1987             30 Years
Wellsford Oaks(WRP)          Tulsa, OK             259,729        1991             30 Years
Westridge(WRP)               Tacoma, WA            686,050      1987/1991          30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
                   Real Estate and Accumulated Depreciation
                               December 31, 1997

                                                                                               Cost Capitalized
                                                                                                 Subsequent to
                                                                    Initial Cost to               Acquisition
                Description                                             Company             (Improvements, net) (I)
-------------------------------------------------------------------------------------------------------------------
                                                                              Building &                 Building &
Apartment Name                 Location        Encumbrances       Land         Fixtures        Land       Fixtures
-------------------------------------------------------------------------------------------------------------------
Westwood Pines           Tamarac, FL                       0     1,526,200      13,735,152           0             0
White Bear Woods         White Bear Lake, MN      14,184,170     1,621,300      14,591,904           0             0
Whitedove Pointe (WRP)   Seattle, WA                       0       605,300       5,447,856           0        14,340
Wilde Lake               Richmond, VA              4,440,000       934,600       8,411,613      12,600       193,734
Williamsburg Square      Little Rock, AR           3,288,623       315,000       1,745,958           0     3,371,274
Willow Brook (NC)        Durham, NC                        0     1,408,000       7,105,081       1,500        38,550
Willowglen               Aurora, CO                        0     1,708,000      15,371,641       1,200       572,196
Windemere                Mesa, AZ                  6,244,353       949,000       8,653,152         300        38,442
Windmill                 Colorado Springs, CO              0       395,544       4,953,156         100       561,634
Windridge                Laguna Niguel, CA               (O)     2,660,800      23,947,096       2,100       414,946
Windridge (WRP)          Tacoma, WA                        0       322,700       2,904,779           0         6,113
Windrush                 Oklahoma City, OK                 0       588,800       5,311,532           0        54,821
Winterwood               Charlotte, NC            12,127,756     1,720,100      15,481,455       1,700     1,123,101
Wood Creek (CA)          Pleasant Hill, CA                 0     9,728,000      22,992,918       1,900        93,025
Wood Crest Villa         Westland, MI                      0       925,900       8,333,827           0            (O)
Wood Lane Place          Woodbury, MN             14,014,000     2,003,300      18,029,538           0             0
Woodbridge (N)           Cary, NC                  4,766,485     1,981,900      17,839,380         100       217,126
Woodcreek                Beaverton, OR            11,345,849     1,753,700      15,783,764       2,100     1,308,090
Woodlake at Killearn     Tallahassee, FL                   0     1,404,300      12,638,426       3,855       953,291
Woodland Hills           Decatur, GA                       0     1,223,900      11,017,542         700       294,522
Woodland Meadows         Ann Arbor, MI                     0     2,003,600      18,032,640           0         8,575
Woodland Oaks            Tulsa, OK                         0       893,100       8,038,166           0        55,909
Woodlands of Minnetonka  Minnetonka, MN                    0     2,392,500      13,557,500           0             0
Woodmoor                 Austin, TX                        0       649,300       5,843,200       4,500       932,671
Woods at North Bend      Raleigh, NC                       0     1,039,000       9,350,616         500       700,511
Woodscape                Raleigh, NC                       0       956,000       8,603,550       1,300        60,098
Woodside                 Lorton, VA                        0     1,308,100      12,503,220      17,900       281,207
Wyndridge 2              Memphis, TN              14,135,000     1,486,000      13,586,157       2,000       210,964
Wyndridge 3              Memphis, TN              10,855,000     1,500,000      13,505,510       2,500       196,045
Yorktowne at Olde Mill   Millersville, MD                  0       216,000       1,330,710           0     4,632,854
Yuma Court               Colorado Springs, CO              0       113,163         836,429         100       117,614

Development Properties           (R)                       0     8,271,910      36,040,199           0             0
Operating Partnership    Chicago, IL                       0             0          88,566           0             0
Management Business      Chicago, IL                       0             0       3,442,962       1,000    14,414,292
                                              --------------  ------------  --------------  ----------  ------------

     TOTAL                                    $1,232,242,100  $790,764,741  $6,054,502,781  $1,215,488  $274,952,132
                                              ==============  ============  ==============  ==========  ============

                                                  Gross Amount Carried
                                                      at Close of                                                        Life Used
                                                    Period 12/31/97                                                     to Compute
----------------------------------------------------------------------------------------------------------------------  Depreciation
                                                                                                                         in Latest
                                                                                                                          Income
                                                              Building &                    Accumulated     Date of      Statement
                                                  Land       Fixtures (A)     Total (B)     Depreciation  Construction      (C)
------------------------------------------------------------------------------------------------------------------------------------
Westwood Pines           Tamarac, FL             1,526,200      13,735,152      15,261,352        28,369      1991        30 Years
White Bear Woods         White Bear Lake, MN     1,621,300      14,591,904      16,213,204        30,180      1989        30 Years
Whitedove Pointe (WRP)   Seattle, WA               605,300       5,462,196       6,067,496       115,546      1992        30 Years
Wilde Lake               Richmond, VA              947,200       8,605,347       9,552,547       329,313      1989        30 Years
Williamsburg Square      Little Rock, AR           315,000       5,117,232       5,432,232     2,529,820      1974        30 Years
Willow Brook (NC)        Durham, NC              1,409,500       7,143,631       8,553,131       170,045      1986        30 Years
Willowglen               Aurora, CO              1,709,200      15,943,837      17,653,037       783,226      1983        30 Years
Windemere                Mesa, AZ                  949,300       8,691,593       9,640,893       169,704      1986        30 Years
Windmill                 Colorado Springs, CO      395,644       5,514,790       5,910,434     1,135,695      1985        30 Years
Windridge                Laguna Niguel, CA       2,662,900      24,362,042      27,024,942     2,728,806      1989        30 Years
Windridge (WRP)          Tacoma, WA                322,700       2,910,892       3,233,592        64,341      1989        30 Years
Windrush                 Oklahoma City, OK         588,800       5,366,353       5,955,153       119,419      1982        30 Years
Winterwood               Charlotte, NC           1,721,800      16,604,556      18,326,356     2,431,640      1986        30 Years
Wood Creek (CA)          Pleasant Hill, CA       9,729,900      23,085,943      32,815,843       416,329      1987        30 Years
Wood Crest Villa         Westland, MI              925,900       8,333,827       9,259,727        21,418      1970        30 Years
Wood Lane Place          Woodbury, MN            2,003,300      18,029,538      20,032,838        36,704      1989        30 Years
Woodbridge (N)           Cary, NC                1,982,000      18,056,506      20,038,506     1,229,658     1993-95      30 Years
Woodcreek                Beaverton, OR           1,755,800      17,091,854      18,847,654     2,198,878     1982-84      30 Years
Woodlake at Killearn     Tallahassee, FL         1,408,155      13,591,717      14,999,872     1,951,520      1986        30 Years
Woodland Hills           Decatur, GA             1,224,600      11,312,064      12,536,664       702,025      1985        30 Years
Woodland Meadows         Ann Arbor, MI           2,003,600      18,041,215      20,044,815       149,772    1987-1989     30 Years
Woodland Oaks            Tulsa, OK                 893,100       8,094,075       8,987,175       178,918      1983        30 Years
Woodlands of Minnetonka  Minnetonka, MN          2,392,500      13,557,500      15,950,000        12,818      1988        30 Years
Woodmoor                 Austin, TX                653,800       6,775,871       7,429,671     1,012,769      1981        30 Years
Woods at North Bend      Raleigh, NC             1,039,500      10,051,127      11,090,627       840,918      1983        30 Years
Woodscape                Raleigh, NC               957,300       8,663,648       9,620,948       416,109      1979        30 Years
Woodside                 Lorton, VA              1,326,000      12,784,427      14,110,427     1,402,458      1987        30 Years
Wyndridge 2              Memphis, TN             1,488,000      13,797,121      15,285,121       277,559      1988        30 Years
Wyndridge 3              Memphis, TN             1,502,500      13,701,555      15,204,055       298,409      1988        30 Years
Yorktowne at Olde Mill   Millersville, MD          216,000       5,963,564       6,179,564     4,010,721      1974        30 Years
Yuma Court               Colorado Springs, CO      113,263         954,043       1,067,306       170,222      1985        30 Years

Development Properties           (R)             8,271,910      36,040,199      44,312,109             0       (R)
Operating Partnership    Chicago, IL                     0          88,566          88,566        42,766       (H)
Management Business      Chicago, IL                 1,000      17,857,254      17,858,254     8,109,998       (G)
                                              ------------  --------------  --------------  ------------

     TOTAL                                    $791,980,229  $6,329,454,913  $7,121,435,142  $444,761,975
                                              ============  ==============  ==============  ============

                                 SCHEDULE III

                       ERP OPERATING LIMITED PARTNERSHIP

                   Real Estate and Accumulated Depreciation

                               December 31, 1997

NOTES:

(A) The balance of furniture & fixtures included in the total amount was $232,636,142 as of December 31, 1997.

(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1997 was approximately $6.2 billion.

(C) The life to compute depreciation for furniture & fixtures is 7 years.

(D) These two properties are encumbered by $14,947,187 in bonds.

(E) These seventeen properties are encumbered by $136,000,000 in bonds.

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

(J) Combined with Cedar Cove.

(K) Formerly known as Oxford & Sussex.

(L) Formerly known as Post Place.

(M) Formerly known as The Vinings at Coral Springs.

(N) Formerly known as The Plantations (NC).

(O) These five properties are pledged as additional collateral in connection with the tax-exempt bond refinancing.

(P) These twenty-one properties are encumbered by $133,669,779 in bonds.

(Q) These five properties are encumbered by a $50,200,125 note payable.

(R) Balances represent development properties Montierra, The Retreat and Vista Grove. These apartment communities are currently under construction and/or are in the process of being leased up.

* Four Lakes was constructed in phases between 1968 & 1988.

(#) The Lodge-Texas was struck by a tornado that destroyed most of the property.
    The property was reconstructed during 1989 & 1990.

(x) Pines of Springdale was constructed in phases between 1985 & 1987.