Form 10-Q
period 1998-03-31
ERP OPERATING LTD PARTNERSHIP
filed 1998-05-14
CIK 931182

                                   FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

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

                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                           -----       -----

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                              March 31,   December 31,
                                                                1998          1997
                                                             ----------   -----------
ASSETS
Investment in real estate
  Land                                                       $  829,111    $  791,980
  Depreciable property                                        6,486,759     6,293,415
  Construction in progress                                       47,059        36,040
                                                             ----------    ----------
                                                              7,362,929     7,121,435
Accumulated depreciation                                       (508,394)     (444,762)
                                                             ----------    ----------
  Investment in real estate, net of accumulated
    depreciation                                              6,854,535     6,676,673

Cash and cash equivalents                                        77,575        33,295
Investment in mortgage notes, net                               175,532       176,063
Rents receivable                                                  3,798         3,302
Deposits - restricted                                            39,645        36,374
Escrow deposits - mortgage                                       45,314        44,864
Deferred financing costs, net                                    23,283        23,092
Other assets                                                    109,660       100,968
                                                             ----------    ----------
    Total assets                                             $7,329,342    $7,094,631
                                                             ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                     $1,655,635    $1,582,559
  Notes, net                                                  1,130,461     1,130,764
  Line of credit                                                    --        235,000
  Accounts payable and accrued expenses                          66,787        67,699
  Accrued interest payable                                       35,514        28,048
  Rents received in advance and other liabilities                41,417        38,750
  Security deposits                                              29,711        28,193
  Distributions payable                                          89,015        20,223
                                                             ----------    ----------
    Total liabilities                                         3,048,540     3,131,236
                                                             ----------    ----------

Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units        153,000       153,000
                                                             ----------    ----------
  9 1/8% Series B Cumulative Redeemable Preference Units        125,000       125,000
                                                             ----------    ----------
  9 1/8% Series C Cumulative Redeemable Preference Units        115,000       115,000
                                                             ----------    ----------
  8.60% Series D Cumulative Redeemable Preference Units         175,000       175,000
                                                             ----------    ----------
  Series E Cumulative Convertible Preference Units               99,950        99,963
                                                             ----------    ----------
  9.65% Series F Cumulative Redeemable Preference Units          57,500        57,500
                                                             ----------    ----------
  7 1/4% Series G Convertible Cumulative Preference Units       316,250       316,250
                                                             ----------    ----------
Partners' capital:
  General Partner                                             2,956,862     2,648,278
  Limited Partners                                              282,240       273,404
                                                             ----------    ----------
    Total partners' capital                                   3,239,102     2,921,682
                                                             ----------    ----------

    Total liabilities and partners' capital                  $7,329,342    $7,094,631
                                                             ==========    ==========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)

                                                      Quarter Ended March 31,
                                                     --------------------------
                                                         1998          1997
                                                     --------------------------
REVENUES
   Rental income                                     $   277,226     $  134,235
   Fee and asset management                                1,360          1,578
   Interest income - investment in mortgage notes          4,931          3,683
   Interest and other income                               2,824          1,891
                                                      -----------      ---------

        Total revenues                                   286,341        141,387
                                                      -----------      ---------

EXPENSES
   Property and maintenance                               66,713         32,334
   Real estate taxes and insurance                        27,443         13,911
   Property management                                    11,579          5,671
   Fee and asset management                                1,052            967
   Depreciation                                           64,390         28,877
   Interest:
        Expense incurred                                  50,254         23,293
        Amortization of deferred financing costs             624            603
   General and administrative                              4,880          2,975
                                                      -----------      ---------

        Total expenses                                   226,935        108,631
                                                      -----------      ---------

Income before gain on disposition of properties           59,406         32,756
   Gain on disposition of properties                       1,869          3,632
                                                      -----------      ---------
Net income                                           $    61,275     $   36,388
                                                      ==========        ========

ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
   Preference Units                                  $     3,586     $    3,586
                                                      ==========        ========

9 1/8% Series B Cumulative Redeemable
   Preference Units                                  $     2,852     $    2,852
                                                      ==========        ========
9 1/8% Series C Cumulative Redeemable
   Preference Units                                  $     2,623     $    2,623
                                                      ==========        ========
8.60% Series D Cumulative Redeemable
   Preference Units                                  $     3,763     $      -
                                                      ==========        ========
Series E Cumulative Convertible
   Preference Units                                  $     1,749     $      -
                                                      ==========        ========
9.65% Series F Cumulative Redeemable
   Preference Units                                  $     1,387     $      -
                                                      ==========        ========
7 1/4% Series G Convertible Cumulative
   Preference Units                                  $     5,732     $      -
                                                      ==========        ========

General Partner                                           35,895         23,901
Limited Partners                                           3,688          3,426
                                                      ----------        --------
Net income available to OP Unit holders              $    39,583     $   27,327
                                                      ==========        ========

Net income per weighted average OP Unit outstanding  $      0.38     $     0.46
                                                      ==========        ========

Weighted average OP Units outstanding                    102,948         59,269
                                                      ==========        ========

Net income per weighted average OP Unit outstanding -
     assuming dilution                               $      0.38     $     0.45
                                                      ==========        ========


                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                               Quarter Ended March 31,
                                                                                            ---------------------------
                                                                                               1998             1997
                                                                                            ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                 $  61,275         $  36,388
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 64,390            28,877
  Amortization of deferred financing costs (including discounts and premiums on debt)             100               681
  Amortization of discount on investment in mortgage notes                                          -              (750)
  Gain on disposition of properties                                                            (1,869)           (3,632)
  Changes in assets and liabilities:
  (Increase) decrease in rents receivable                                                        (496)               99
  Decrease in deposits - restricted                                                               357               127
  (Increase) in other assets                                                                   (2,471)           (4,299)
  (Decrease) in accounts payable and accrued expenses                                            (912)           (1,874)
  Increase in accrued interest payable                                                          7,466             2,710
  Increase in rents received in advance and other liabilities                                   3,600             3,379
                                                                                            ---------         ---------
 Net cash provided by operating activities                                                    131,440            61,706
                                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate, net                                                              (142,203)         (152,612)
 Improvements to real estate                                                                  (14,091)           (6,276)
 Additions to non-real estate property                                                         (2,385)           (1,515)
 Proceeds from disposition of real estate                                                      16,665             4,771
 Purchase of management contract rights                                                          (119)           (3,500)
 (Increase) in mortgage deposits                                                                 (450)           (2,148)
 Deposits (made) on real estate acquisitions                                                  (11,898)           (5,258)
 Deposits applied on real estate acquisitions                                                   8,270            16,761
 Decrease in investment in mortgage notes                                                         531               451
 Investment in partnerships - development                                                     (11,094)                -
 Costs related to mergers                                                                        (987)                -
 Other investing activities                                                                       398              (101)
                                                                                            ---------         ---------
  Net cash (used for) investing activities                                                   (157,363)         (149,427)
                                                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions from General Partner                                                   348,384            91,101
 Distributions paid to partners                                                               (23,547)          (45,938)
 Principal receipts on employee notes                                                             158               184
 Repayments on line of credit                                                                (235,000)                -
 Principal payments on mortgage notes payable                                                 (20,542)          (20,562)
 Loan and bond acquisition costs                                                                 (768)             (501)
 Increase in security deposits                                                                  1,518               995
                                                                                            ---------         ---------
  Net cash provided by financing activities                                                    70,203            25,279
                                                                                            ---------         ---------
Net increase (decrease) in cash and cash equivalents                                           44,280           (62,442)
Cash and cash equivalents, beginning of period                                                 33,295           147,271
                                                                                            ---------         ---------
Cash and cash equivalents, end of period                                                    $  77,575         $  84,829
                                                                                            =========         =========

                            See accompanying notes.

                   ERP OPERATING LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        (Amounts in thousands)
                              (Unaudited)

                                                                                         Quarter Ended March 31,
                                                                                         -----------------------
                                                                                          1998             1997
                                                                                         -----------------------
Supplemental information:

 Cash paid during the period for interest                                                $42,788         $20,583
                                                                                         =======         =======

 Mortgage loans assumed through acquisitions of real estate                              $93,617         $60,851
                                                                                         =======         =======

 Net real estate contributed in exchange for OP units or Common Shares                   $    50         $     -
                                                                                         =======         =======

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Definition of Special Terms:

Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K").

1.   Business

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of March 31, 1998, the Operating Partnership controlled a portfolio of 476 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (the "Additional Properties").

2.   Basis of Presentation

     The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1998 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

     Due to the Operating Partnership's ability to control, either through ownership or by contract, the Management Partnerships, the Financing Partnerships, the LLCs and the EWR Operating Partnership, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp., Management Corp. II and Evans Withycombe Management, Inc., the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

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

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


3.   Partners' Capital

     The limited partners of the Operating Partnership as of March 31, 1998 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 9,584,865 partnership interests ("OP Units") which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares. As of March 31, 1998, the General Partner had an approximate 90.95% interest in the Operating Partnership and the Limited Partners had an approximate 9.05% interest.

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

     The Operating Partnership paid a $0.67 per OP Unit distribution on April 10, 1998 to OP Unit holders of record on March 27, 1998.

     The following table summarizes the distributions paid to the Company as holder of the various Preference Units listed below related to the quarter ended March 31, 1998:

                                                                                    For the
                                                                                    Quarter
                                          Distribution Amount    Date Paid           ended
                                          -------------------    ---------          -------
     Series A Cumulative
      Redeemable Preference Units              $0.585938          04/15/98         03/31/98
     Series B Cumulative
      Redeemable Preference Units              $0.570313          04/15/98         03/31/98
     Series C Cumulative
      Redeemable Preference Units              $0.570313          04/15/98         03/31/98
     Series D Cumulative
      Redeemable Preference Units              $0.537500          04/15/98         03/31/98
     Series E Cumulative
      Convertible Preference Units             $0.437500          04/01/98         03/31/98
     Series F Cumulative
      Redeemable Preference Units              $0.603125          04/15/98         03/31/98
     Series G Convertible
      Cumulative Preference Units              $0.453125          04/15/98         03/31/98

     On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share (the "January 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $195.3 million in connection therewith.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

     On February 18, 1998, the Company completed offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1 million publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company contributed to the Operating Partnership net proceeds from these offerings (collectively, the "February 1998 Common Share Offerings") of approximately $95 million.

     On March 30, 1998, the Company completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share (the "March 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $23.7 million in connection therewith.

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

4.   Real Estate

     During the quarter ended March 31, 1998, the Operating Partnership acquired the 15 Properties listed below from unaffiliated third parties. In connection with certain of the acquisitions listed below, the Operating Partnership assumed mortgage indebtedness of approximately $93.6 million and issued OP Units having a value of approximately $0.1 million. The cash portion of these transactions was funded primarily from proceeds raised from the January 1998 Common Share Offering, the February 1998 Common Share Offerings and working capital.

                                                                                      Total
       Date                                                            Number    Acquisition Cost
     Acquired    Property                      Location               of Units    (in thousands)
     --------    --------                      --------               --------   ----------------
     01/07/98    Cityscape                     St. Louis Park, MN        156          $12,330
     01/09/98    740 River Drive               St. Paul, MN              162           12,861
     01/13/98    Prospect Towers               Hackensack, NJ            157           36,315
     01/16/98    Park Place                    Houston, TX               229           13,571
     01/16/98    Park Westend                  Richmond, VA              312           13,396
     01/29/98    Emerald Bay at Winter Park    Winter Park, FL           432           15,697
     02/05/98    Farnham Park                  Houston, TX               216           15,755
     02/25/98    Plantation                    Houston, TX               232           10,018
     02/27/98    Balcones Club                 Austin, TX                312           12,314
     03/02/98    Coach Lantern                 Scarborough, ME            90            4,849
     03/02/98    Foxcroft                      Scarborough, ME           104            5,041
     03/02/98    Yarmouth Woods                Yarmouth, ME              138            6,775
     03/20/98    Rolido Parque                 Houston, TX               369           10,835
     03/26/98    The Fairfield                 Stamford, CT              263           45,824
     03/26/98    Trails of Valley Ranch        Irving, TX                216           10,719
                                                                       -----         --------
                                                                       3,388         $226,300
                                                                       =====         ========

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

5.   Commitments to Acquire Rental Properties

     As of March 31, 1998, in addition to the properties that were subsequently acquired as discussed in Note 13 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to acquire six multifamily properties containing 1,701 units from unaffiliated third parties. The expected combined purchase price is approximately $203.2 million, which includes the assumption of mortgage indebtedness of approximately $40.7 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

6.   Dispositions

     On March 12, 1998, the Operating Partnership sold Mountain Brook Apartments and Ridgemont Apartments, both located in Chattanooga, Tennessee for a sales price of $16.7 million. The gain for financial reporting purposes was approximately $1.9 million.

7.   Calculation of Net Income Per Weighted Average OP Unit

     The following tables set forth the computation of net income per weighted average OP Unit outstanding and net income per weighted average OP Unit outstanding-assuming dilution.

                       ERP Operating Limited Partnership

                                  (Unaudited)



                                                                      Quarter Ended March 31,
                                                          ------------------------------------------------
                                                                   1998                      1997
                                                          ----------------------    ----------------------
                                                          (Amounts in thousands except per share amounts)
Numerator:

  Income before allocation of income to Redeemable
    Preference Units and gain on disposition
    of properties                                                       $ 59,406                   $32,756

  Income allocated to Redeemable Preference Units                        (21,692)                   (9,061)
                                                          ----------------------    ----------------------

  Income before gain on disposition of properties                         37,714                    23,695

  Gain on disposition of properties                                        1,869                     3,632
                                                          ----------------------    ----------------------

  Numerator for net income per weighted average
    OP Unit outstanding                                                 $ 39,583                   $27,327
                                                          ======================    ======================

  Effect of dilutive securities:
    Series E Cumulative Convertible Preference Units                           -                         -
    Series G Convertible Cumulative Preference Units                           -                         -
                                                          ----------------------    ----------------------

  Numerator for net income per weighted average
    OP Unit outstanding - assuming dilution                             $ 39,583                   $27,327
                                                          ======================    ======================


Denominator:

  Denominator for net income per weighted
    average OP Unit outstanding                                          102,948                    59,269

  Effect of dilutive securities (1):
    OP Units issuable upon exercise of the
     Company's share options                                               1,152                       898
                                                          ----------------------    ----------------------

  Denominator for net income per weighted average
    OP Unit outstanding - assuming dilution                              104,100                    60,167
                                                          ======================    ======================

  Net income per weighted average OP Unit outstanding                   $   0.38                   $  0.46
                                                          ======================    ======================

  Net income per weighted average OP Unit
    outstanding - assuming dilution                                     $   0.38                   $  0.45
                                                          ======================    ======================

                       ERP Operating Limited Partnership

                                  (Unaudited)


                                                                    Quarter Ended March 31,
                                                        ------------------------------------------------
                                                                 1998                      1997
                                                        ----------------------    ----------------------

Net income per weighted average OP Unit
  outstanding:

Income before gain on disposition of properties
  per weighted average OP Unit outstanding                               $0.36                     $0.40
Gain on disposition of properties                                         0.02                      0.06
                                                        ----------------------    ----------------------


Net income per weighted average OP Unit outstanding                      $0.38                     $0.46
                                                        ======================    ======================


Net income per weighted average OP Unit
  outstanding - assuming dilution:

Income before gain on disposition of properties
  per weighted average OP Unit outstanding -
  assuming dilution                                                      $0.36                     $0.39
Gain on disposition of properties                                         0.02                      0.06
                                                        ----------------------    ----------------------

Net income per weighted average OP Unit
  outstanding - assuming dilution                                        $0.38                     $0.45
                                                        ======================    ======================


(1) Convertible Preference Units that could be converted into 7,623,507 Common Shares, which would be contributed to the Operating Partnership in exchange for OP Units, were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per OP Unit because it would be anti-dilutive.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

8. Mortgage Notes Payable

     As of March 31, 1998, the Operating Partnership had outstanding mortgage indebtedness of approximately $1.66 billion encumbering 158 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $168.8 million) was approximately $2.7 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the quarter ended March 31, 1998, the Operating Partnership assumed the outstanding mortgage balances on seven Properties in the aggregate amount of $93.6 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of March 31, 1998, the aggregate notional amount of these agreements was approximately $173.8 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of March 31, 1998, the aggregate notional amount of these agreements was approximately $173.8 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount. The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Operating Partnership.

     The Operating Partnership also has an interest rate cap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax exempt bonds secured by certain of it's Properties. The Operating Partnership has no payment obligations to the counterparty with respect to this agreement.

     As of March 31, 1998, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the quarter ended March 31, 1998, the effective interest cost on these mortgage notes was 7.3%. During the quarter ended March 31, 1998, the Operating Partnership repaid the outstanding mortgage balance on one Property in the amount of $18.2 million. Subsequent to March 31, 1998, the Operating Partnership

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

repaid the outstanding mortgage balances on four Properties in the aggregate amount of approximately $16 million.

9.  Line of Credit


     During the quarter ended March 31, 1998, the Operating Partnership repaid $235 million outstanding on its line of credit with proceeds raised from the January 1998 Common Share Offering and the February 1998 Common Share Offerings. As of March 31, 1998, there were no amounts outstanding on this line of credit.

10.  Notes


     As of March 31, 1998, the Operating Partnership had outstanding unsecured notes of approximately $1.1 billion (net of a $2.4 million discount and including a $7.9 million premium).

     In February 1996, the Operating Partnership entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate, commencing May 15, 1999 through May 2003. There was no current cost to the Operating Partnership for entering into this agreement.

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of March 31, 1998, the unamortized balance of this cost was approximately $0.5 million.

     Prior to the issuance of the 2026 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of March 31, 1998, the unamortized balance was approximately $0.5 million.

     Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of March 31, 1998 the unamortized balance of these costs were approximately $4.6 million and $1.6 million, respectively.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Operating Partnership believes that it has limited exposure to the extent of non-performance by

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.


11.  Deposits - restricted


     Deposits-restricted as of March 31, 1998 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $12.1 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of two properties and earnest money deposits made for additional acquisitions. In addition, approximately $7.5 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

12.  Commitments and Contingencies


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

     In connection with the Joint Venture Agreement, the Operating Partnership is obligated to fund an additional $20 million in connection with the third party construction financing.

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

13.  Subsequent Events


     On April 1, 1998, the Operating Partnership acquired Harbor Pointe Apartments, a 595-unit multifamily property located in Milwaukee, Wisconsin, from an unaffiliated third party for a purchase price of approximately $24 million, which included securing financing in the amount of $12 million and the issuance of OP Units having a value of approximately $2.3 million.

     On April 1, 1998, the Operating Partnership acquired five of the Additional Properties containing 1,371 units, from an unaffiliated third party for a total purchase price of approximately $95.7 million, which included mortgage indebtedness of $50 million and the issuance of OP Units having a value of approximately $6.3 million. In April 1997, the Operating Partnership had made a $88 Million Mortgage Note Investment collateralized by these five Additional Properties.

     On April 1, 1998, the Operating Partnership acquired Sonterra at Foothill Ranch Apartments, a 300-unit multifamily property located in Foothill Ranch, California from an unaffiliated third party for a purchase price of approximately $31.5 million.

     On April 7, 1998, the Operating Partnership acquired Vista Pointe at the Valley Apartments, a 231-unit multifamily property located in Irving, Texas, from an unaffiliated third party for a purchase price of approximately $18.6 million.

     On April 23, 1998, the Operating Partnership acquired Emerson Place Apartments, a 462-unit multifamily property located in Boston, Massachusetts, from an unaffiliated third party for a purchase price of approximately $72.5 million.

     In April 1998, the Operating Partnership issued 6.63% unsecured notes due April 13, 2015 in a

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

public debt offering. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of an option to remarket the 2015 Notes in April 2005. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance at 6.44%. The Operating Partnership received a one-time settlement payment from this transaction, which was appproximately $0.6 million, will be amortized over seven years.

     In April 1998, the Company sold approximately 350,000 Common Shares pursuant to the DRIP Plan and contributed to the Operating Partnership net proceeds of approximately $17.5 million therefrom.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share. The Company contributed to the Operating Partnership net proceeds of approximately $44.1 million in connection therewith.

     On May 1, 1998, the Operating Partnership disposed of one Property located in Fort Myers, Florida for a sales price of $8.5 million. The Operating Partnership expects to record a gain for financial reporting purposes of approximately $1.4 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the EWR Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Results of Operations

     Since EQR's IPO and through March 31, 1998, the Operating Partnership has acquired direct or indirect interests in 427 properties (the "Acquired Properties"), containing 121,898 units in the aggregate for a total purchase price of approximately $6.8 billion, including the assumption of approximately $1.6 billion of mortgage indebtedness and $0.4 billion of unsecured notes. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased its interests in 15 of such Acquired Properties consisting of 3,388 units in 1998 (the "1998 Acquired Properties").

     During the quarter ended March 31, 1998, the Operating Partnership disposed of two properties (the "1998 Disposed Properties") for a total sales price of $16.7 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Operating Partnership's overall results of operations for the quarters ended March 31, 1998 and 1997 have been significantly impacted by the Operating Partnership's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1997 Acquired Properties and the 1998 Acquired Properties. The impact of the 1997 Acquired Properties and the 1998 Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of the quarter ended March 31, 1998 and March 31, 1997 (the "First Quarter 1998 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

     Comparison of quarter ended March 31, 1998 to quarter ended March 31, 1997

     For the quarter ended March 31, 1998, income before gain on disposition of properties increased by $26.7 million when compared to the quarter ended March 31, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties. The increase in interest income of $1.2 million earned on the Operating Partnership's mortgage note investments is primarily attributable to its $88 Million Note Investment.

     In regard to the First Quarter 1998 Same Store Properties, rental revenues increased by approximately $6.5 million or 5.2% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1% increase in average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.3 million or 2.7%. This increase was primarily attributable to increased leasing and advertising as well as building, maintenance and utility costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $5.9 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties. Subsequent to March 31, 1997, the Operating Partnership opened approximately 14 new management offices.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These expenses were slightly higher for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest expense, including amortization of deferred financing costs, increased by approximately $27 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding, which increased by $1.6 billion. However, the Operating Partnership's effective interest costs decreased from 7.62% for the quarter ended March 31, 1997 to 7.27% for the quarter ended March 31, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.9 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 1.7% for the quarter ended March 31, 1998, which was a decrease from 2.1% for the quarter ended March 31, 1997.

Liquidity and Capital Resources

     As of January 1, 1998, the Operating Partnership had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit, of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at March 31, 1998 was approximately $77.6 million and the amount available on the Operating Partnership's line of credit was $500 million, of which $24.7 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

     With respect to Property acquisitions during the quarter, the Operating Partnership purchased 15 Properties containing 3,388 units for a total purchase price of approximately $225.2 million, including the assumption of mortgage indebtedness of approximately $93.6 million. These acquisitions were primarily funded from proceeds received from the January 1998 Common Share Offering, the February 1998 Common Share Offerings and working capital. Subsequent to March 31, 1998 and through May 11, 1998, the Operating Partnership acquired nine additional properties, containing 2,959 units for a total purchase price of approximately $242.3 million, including the assumption of mortgage indebtedness of approximately $62 million and the issuance of OP Units having a value of approximately $8.6 million. These acquisitions were primarily funded with proceeds from the February 1998 Common Share Offerings, the March 1998 Common Share Offering and working capital.

     During the quarter ended March 31, 1998, the Operating Partnership disposed of two properties that generated net proceeds of $16.7 million. Subsequently, these proceeds will be ultimately applied to purchase additional Properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     As of March 31, 1998, the Operating Partnership had total indebtedness of approximately $2.79 billion, which included mortgage indebtedness of $1.66 billion (including premiums of $3.7 million), of which $723 million represented tax-exempt bond indebtedness, and unsecured debt of $1.13 billion (including net discounts and premiums in the amount of $5.5 million). During the quarter, the Operating Partnership repaid $18.2 million of mortgage indebtedness on one of its Properties. This repayment was primarily funded from proceeds received from the January 1998 Common Share Offering.

     The Operating Partnership has, from time to time, entered into interest rate protection agreements (financial instruments) to reduce the potential impact of increases in interest rates but believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February, 1996, the Operating Partnership entered into an interest rate protection agreements that will hedge the Operating Partnership's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into this agreement. In July 1997, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate cost of the Operating Partnership's 2001 Notes and 2003 Notes.
One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%. The fair value of these instruments as of March 31, 1998 approximates their carrying or contract values.

     The Operating Partnership has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Operating Partnership has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Operating Partnership's standards. In regard to replacement-type items described above, the Operating Partnership generally expects to spend $300 per unit on an annual recurring basis.

     During the quarter ended March 31, 1998, total capital expenditures for the Operating Partnership approximated $16.5 million. Of this amount, approximately $3.4 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

IPO properties and certain Acquired Properties approximated $3.8 million, or $28 per unit. Capital spent for replacement-type items approximated $6.9 million, or $50 per unit. Also included in total capital expenditures was approximately $2.4 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1998 are budgeted to be approximately $80 million.

     Total distributions paid in April 1998 amounted to approximately $92 million, which included distributions declared for the quarter ended March 31, 1998.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share. The Company contributed to the Operating Partnership net proceeds of approximately $44.1 million in connection therewith.

     In April 1998, the Operating Partnership issued 6.63% unsecured notes due April 13, 2015 (the "2015 Notes") in a public debt offering. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of an option to remarket the 2015 Notes in April 2005. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance at 6.44%. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million.

     In April, 1998, the Company sold approximately 350,000 Common Shares pursuant to the DRIP Plan and contributed to the Operating Partnership net proceeds of approximately $17.5 million therefrom.

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

     The Operating Partnership currently has a $500 million line of credit that is scheduled to mature in November 1999. As of May 11, 1998, no amounts were outstanding under the Operating Partnership's line of credit.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Operating Partnership has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Company believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has estimated the Year 2000 project cost to be approximately $250,000.

Funds From Operations

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties and extraordinary items, plus depreciation on real estate assets, amortization of deferred financing costs related to the Predecessor Business and the allocation of net income to Cumulative Redeemable Preference Units. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies. The Operating Partnership's accounting policy with respect to replacement type items is to capitalize such items as improvements and depreciate such improvements typically over a five year period.

     For the quarter ended March 31, 1998, FFO increased $48.8 million, representing a 93.5% increase when compared to the quarter ended March 31, 1997.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following is a reconciliation of net income to FFO for the quarters ended March 31, 1998 and 1997:

                                                     Quarter      Quarter
                                                      Ended        Ended
                                                     3/31/98      3/31/97
                                                   ----------   ----------
     Net income                                    $   61,275   $   36,388
     Adjustments:
       Depreciation on real estate assets              63,225       28,432
       Amortization of deferred financing costs
         related to predecessor business                   12           58
       Allocation of net income to Cumulative
         Redeemable Preference Units                  (21,692)      (9,061)
       Gain on disposition of properties               (1,869)      (3,632)
                                                      -------       ------
     FFO                                           $  100,951   $   52,185
                                                      =======       ======

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K
(A)  Exhibits:

12   Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A Report on Form 8-K dated January 21, 1998, reporting information on the January 1998 Common Share Offering.

A Report on Form 8-K dated February 12, 1998, reporting information on the February 1998 Common Share Offerings.

A Report on Form 8-K dated February 12, 1998, reporting information on the February 1998 Common Share Offerings.

A Report on Form 8-K dated February 18, 1998, reporting information on the February 1998 Common Share Offerings.

A Report on Form 8-K dated March 25, 1998, reporting information on the March 1998 Common Share Offering.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ERP OPERATING LIMITED PARTNERSHIP
                                       BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                           ITS GENERAL PARTNER


Date: May 11, 1998                     By:        /s/ Bruce C. Strohm
      ------------                         -------------------------------------
                                                      Bruce C. Strohm
                                             Executive Vice President, General
                                                   Counsel and Secretary


Date: May 11, 1998                     By:       /s/ Michael J. McHugh
      ------------                         -------------------------------------
                                                     Michael J. McHugh
                                              Executive Vice President, Chief
                                             Accounting Officer and Treasurer