Form 10-K/A
period 1997-12-31
ERP OPERATING LTD PARTNERSHIP
filed 1998-05-29
CIK 931182

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                Amendment No. 1

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended DECEMBER 31, 1997

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                     Units of Limited Partnership Interest
                     -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On May 22, 1998, ERP Operating Limited Partnership (the "Operating Partnership") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the Operating Partnership's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

   -  Nine Months Ended September 30, 1997
   -  Six Months Ended June 30, 1997
   -  Three Months Ended March 31, 1997
   -  Year Ended December 31, 1996
   -  Nine Months Ended September 30, 1996
   -  Six Months Ended June 30, 1996
   -  Three Months Ended March 31, 1996

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (3) Exhibits:

 4.1**    Indenture, dated as of May 16, 1994, by and among the Operating
          Partnership, as obligor, the Company, as guarantor and The First
          National Bank of Chicago, as trustee in connection with 8 1/2% senior notes due May 15, 1999

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

10.2*     Form of Property Management Agreement (REIT properties)

10.3**    Form of Property Management Agreement (Non-REIT properties)

10.4**** Amended and Restated Master Reimbursement agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership

10.5+     Second Amended and Restated Revolving Credit Agreement, dated as of
          September 9, 1997 among the Operating Partnership and Morgan Guaranty
          Trust Company of New York, as lead agent, Bank of America National
          Trust and Savings Association, as co-lead agent, The First National
          Bank of Chicago, as co-agent, U.S. Bank National Association f/k/a and d/b/a First Bank National Association, as co-agent and NationsBank of Texas, N.A., as co-agent

10.6++    Amendment No. 1 to Amended and Restated Agreement of Limited
          Partnership of Evans Withycombe Residential, L.P.

12++      Computation of Ratio of Earnings to Fixed Charges

21++    List of Subsidiaries of the Operating Partnership
23.1++  Consent of Grant Thornton LLP
23.2++  Consent of Ernst & Young LLP
24.1++  Power of Attorney for John  W. Alexander dated March 2, 1998
24.2++  Power of Attorney for James D. Harper, Jr. dated March  2, 1998
24.3++  Power of Attorney for Errol R. Halperin dated March 2, 1998
24.4++  Power of Attorney for B. Joseph White dated March  2, 1998
24.5++  Power of Attorney for Barry S. Sternlicht dated March 4, 1998
24.6++  Power of Attorney for Henry H. Goldberg dated March 2, 1998
24.7++  Power of Attorney for Edward Lowenthal dated March 2, 1998
24.8++  Power of Attorney for Jeffrey H. Lynford dated March 2, 1998
24.9++  Power of Attorney for Stephen O. Evans dated March 2, 1998
27.1    Restated Financial Data Schedule for the nine months ended September 30,
        1997
27.2    Restated Financial Data Schedule for the six months ended June 30, 1997
27.3    Restated Financial Data Schedule for the three months ended March 31,
        1997
27.4    Restated Financial Data Schedule for the year ended December 31, 1996
27.5    Restated Financial Data Schedule for the nine months ended September 30,
        1996
27.6    Restated Financial Data Schedule for the six months ended June 30, 1996
27.7    Restated Financial Data Schedule for the three months ended March 31,
        1996

--------------------
* Included as an exhibit to the Company's Form S-11 Registration Statement File No. 33-63158, and incorporated herein by reference.
** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
*** Included as an exhibit to the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995, dated November 7, 1995, and incorporated herein by reference.
**** Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1996.
+ Included as an exhibit to the Operating Partnership's Form 8-K dated September 10, 1997, filed on September 10, 1997.
++ Included as an exhibit to the Operating Partnership's initial Annual Report on Form 10-K for the year ended December 31, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                            ERP OPERATING LIMITED PARTNERSHIP
                            BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                ITS GENERAL PARTNER



Date: May 29, 1998              By: /s/ Douglas Crocker II
      ------------                  ------------------------------------------
                                        Douglas Crocker II
                                    President, Chief Executive Officer,
                                       Trustee and *Attorney-in-Fact


Date: May 29, 1998              By: /s/ David J. Neithercut
      ------------                  ------------------------------------------
                                        David J. Neithercut
                                    Executive Vice-President and
                                       Chief Financial Officer

Date: May 29, 1998              By: /s/ Michael J. McHugh
      ------------                  ------------------------------------------
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

Date: May 29, 1998              By: /s/ Samuel Zell
      ------------                  ------------------------------------------
                                        Samuel Zell
                                    Chairman of the Board of Trustees

Date: May 29, 1998              By: /s/ Gerald A. Spector
      ------------                  ------------------------------------------
                                        Gerald A. Spector
                                    Executive Vice-President, Chief
                                     Operating Officer and Trustee

Date: May 29, 1998              By: /s/ Sheli Z. Rosenberg
      ------------                  ------------------------------------------
                                        Sheli Z. Rosenberg
                                              Trustee

                             --------------------



Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               James D. Harper
                                                   Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                                Errol R. Halperin
                                                     Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               Barry S. Sternlicht
                                                    Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               John W. Alexander
                                                    Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               B. Joseph White
                                                   Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               Henry H. Goldberg
                                                    Trustee


Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               Jeffrey H. Lynford
                                                   Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               Edward Lowenthal
                                                   Trustee

Date: May 29, 1998                     By:           *
      ------------                         -------------------------------------
                                               Stephen O. Evans
                                                   Executive Vice President--
                                                   Strategic Investments and
                                                   Trustee


                                       */s/ Michael J. McHugh
                                        ----------------------------------------
                                        By: Michael J. McHugh, as
                                            attorney-in-fact