Form 10-Q
period 1998-06-30
ERP OPERATING LTD PARTNERSHIP
filed 1998-08-12
CIK 931182

                                   FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24920


                       ERP OPERATING LIMITED PARTNERSHIP
            (Exact Name of Registrant as Specified in Its Charter)


            Illinois                                                     36-3894853
(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)


     Two North Riverside Plaza, Chicago, Illinois                        60606
       (Address of Principal Executive Offices)                        (Zip Code)


                                             (312) 474-1300
                          (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No
                                       --------     --------

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                    June 30,      December 31,
                                                                      1998            1997
                                                                   ---------      ------------
ASSETS
Investment in real estate
   Land                                                           $  935,628      $  791,980
   Depreciable property                                            6,990,511       6,293,415
   Construction in progress                                           41,982          36,040
                                                                  ----------      ----------
                                                                   7,968,121       7,121,435
Accumulated depreciation                                            (573,359)       (444,762)
                                                                  ----------      ----------
   Investment in real estate, net of accumulated depreciation      7,394,762       6,676,673

Cash and cash equivalents                                            265,915          33,295
Investment in mortgage notes, net                                     87,916         176,063
Rents receivable                                                       5,127           3,302
Deposits - restricted                                                 48,692          36,374
Escrow deposits - mortgage                                            57,655          44,864
Deferred financing costs, net                                         23,299          23,092
Other assets                                                         116,673         100,968
                                                                  ----------      ----------
     Total assets                                                 $8,000,039      $7,094,631
                                                                  ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage notes payable                                         $1,775,556      $1,582,559
   Notes, net                                                      1,428,304       1,130,764
   Line of credit                                                    175,000         235,000
   Accounts payable and accrued expenses                              78,362          67,699
   Accrued interest payable                                           34,952          28,048
   Rents received in advance and other liabilities                    41,822          38,750
   Security deposits                                                  33,800          28,193
   Distributions payable                                              90,471          20,223
                                                                  ----------      ----------
     Total liabilities                                             3,658,267       3,131,236
                                                                  ----------      ----------

Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units             153,000         153,000
                                                                  ----------      ----------
  9 1/8% Series B Cumulative Redeemable Preference Units             125,000         125,000
                                                                  ----------      ----------
  9 1/8% Series C Cumulative Redeemable Preference Units             115,000         115,000
                                                                  ----------      ----------
  8.60% Series D Cumulative Redeemable Preference Units              175,000         175,000
                                                                  ----------      ----------
  Series E Cumulative Convertible Preference Units                    99,950          99,963
                                                                  ----------      ----------
  9.65% Series F Cumulative Redeemable Preference Units               57,500          57,500
                                                                  ----------      ----------
  7 1/4% Series G Convertible Cumulative Preference Units            316,250         316,250
                                                                  ----------      ----------

Partners' capital:
   General Partner                                                 3,009,302       2,648,278
   Limited Partners                                                  290,770         273,404
                                                                  ----------      ----------
     Total partners' capital                                       3,300,072       2,921,682
                                                                  ----------      ----------
     Total liabilities and partners' capital                      $8,000,039      $7,094,631
                                                                  ==========      ==========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)


                                                         Six Months Ended June 30,       Quarter Ended June 30,
                                                            1998          1997              1998          1997
                                                         -------------------------       -----------------------
REVENUES
   Rental income                                         $ 571,370       $ 290,799       $ 294,144     $ 156,564
   Fee and asset management                                  2,790           3,110           1,430         1,532
   Interest income - investment in mortgage notes           10,221           8,011           5,290         4,328
   Interest and other income                                 9,010           4,404           6,186         2,513
                                                         ---------       ----------      ---------     ----------

        Total revenues                                     593,391         306,324         307,050       164,937
                                                         ---------       ----------      ---------     ----------

EXPENSES
   Property and maintenance                                137,910          70,760          71,197        38,426
   Real estate taxes and insurance                          56,484          29,667          29,041        15,756
   Property management                                      25,110          11,819          13,531         6,148
   Fee and asset management                                  2,240           1,569           1,188           602
   Depreciation                                            131,910          62,775          67,520        33,898
   Interest:
        Expense incurred                                   105,651          50,924          55,397        27,631
        Amortization of deferred financing costs             1,275           1,220             651           617
   General and administrative                               10,271           6,206           5,391         3,231
                                                         ---------       ----------      ---------     ----------

        Total expenses                                     470,851         234,940         243,916       126,309
                                                         ---------       ----------      ---------     ----------

Income before gain on disposition of properties            122,540          71,384          63,134        38,628
   Gain on disposition of properties                        11,092           3,632           9,223             0
                                                         ---------       ----------      ---------     ----------
Net income                                               $ 133,632       $  75,016       $  72,357     $  38,628
                                                         =========       =========       =========     =========

ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
   Preference Units                                      $   7,172       $   7,172       $   3,586     $   3,586
                                                         =========       =========       =========     =========
9 1/8% Series B Cumulative Redeemable
   Preference Units                                      $   5,703       $   5,704       $   2,852     $   2,852
                                                         =========       =========       =========     =========
9 1/8% Series C Cumulative Redeemable
   Preference Units                                      $   5,247       $   5,246       $   2,623     $   2,623
                                                         =========       =========       =========     =========
8.60% Series D Cumulative Redeemable
   Preference Units                                      $   7,526       $   1,714       $   3,763     $   1,714
                                                         =========       =========       =========     =========
Series E Cumulative Convertible
   Preference Units                                      $   3,498       $     615       $   1,749     $     615
                                                         =========       =========       =========     =========
9.65% Series F Cumulative Redeemable
   Preference Units                                      $   2,774       $     488       $   1,387     $     488
                                                         =========       =========       =========     =========
7 1/4% Series G Convertible Cumulative
   Preference Units                                      $  11,464       $       -       $   5,732     $       -
                                                         =========       =========       =========     =========

General Partner                                             81,938          47,732          46,043        23,831
Limited Partners                                             8,310           6,345           4,622         2,919
                                                         =========       =========       =========     =========
Net income available to OP Unit holders                  $  90,248       $  54,077       $  50,665     $  26,750
                                                         =========       =========       =========     =========

Net income per weighted average OP Unit outstanding      $    0.86       $    0.86       $    0.47     $    0.40
                                                         =========       =========       =========     =========

Weighted average OP Units outstanding                      105,077          62,787         107,182        66,266
                                                         =========       =========       =========     =========

Net income per weighted average OP Unit outstanding-
  assuming dilution                                      $    0.85       $    0.85       $    0.47     $    0.40
                                                         =========       =========       =========     =========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                             ---------------------------
                                                                                               1998              1997
                                                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $ 133,632        $   75,016
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              131,910            62,775
     Amortization of deferred financing costs (including discounts and premiums on debt)           249             1,279
     Amortization of discount on investment in mortgage notes                                   (1,000)             (750)
     Gain on disposition of properties                                                         (11,092)           (3,632)
     Changes in assets and liabilities:
        (Increase) in rents receivable                                                          (1,825)             (326)
        (Increase) in deposits - restricted                                                     (4,537)             (237)
        Decrease (increase) in other assets                                                      3,000            (4,246)
        Increase in accounts payable and accrued expenses                                       11,466             5,093
        Increase in accrued interest payable                                                     6,904             3,548
        (Decrease) increase in rents received in advance and other liabilities                  (3,186)            7,280
                                                                                              --------          --------
     Net cash provided by operating activities                                                 265,521           145,800
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                              (499,463)         (333,770)
  Improvements to real estate                                                                  (32,021)          (14,709)
  Additions to non-real estate property                                                         (4,445)           (2,730)
  Proceeds from disposition of real estate                                                      40,488             4,771
  Purchase of management contract rights                                                          (119)           (3,500)
  (Increase) in mortgage deposits                                                              (12,791)          (11,700)
  Deposits (made) on real estate acquisitions                                                  (16,321)           (1,700)
  Deposits applied on real estate acquisitions                                                   8,540            16,761
  Investment in mortgage notes, net                                                                 -            (87,418)
  Investment in partnerships - development                                                     (13,042)                -
  Costs related to Mergers                                                                      (1,851)          (51,639)
  Other investing activities                                                                   (10,583)          (34,953)
                                                                                              --------          --------
     Net cash (used for) investing activities                                                 (541,608)         (520,587)
                                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner                                                   720,019           661,057
  Distributions paid to partners                                                              (115,885)          (93,159)
  Principal receipts on employee notes                                                             196               211
  Proceeds from restructuring of tax-exempt bond investments                                        -              9,350
  Repayments on line of credit                                                                (235,000)         (185,000)
  Proceeds from line of credit                                                                 175,000           185,000
  Principal payments on mortgage notes payable                                                 (39,804)          (39,437)
  Loan and bond acquisition costs                                                               (1,426)           (1,026)
  Increase in security deposits                                                                  5,607             1,878
                                                                                              --------          --------
    Net cash provided by financing activities                                                  508,707           538,874
                                                                                              --------          --------

Net increase in cash and cash equivalents                                                      232,620           164,087
Cash and cash equivalents, beginning of period                                                  33,295           147,271
                                                                                              --------          --------

Cash and cash equivalents, end of period                                                     $ 265,915        $  311,358
                                                                                              ========          ========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                               Six Months Ended June 30,
                                                                            --------------------------------
                                                                                1998                1997
                                                                            --------------------------------
Supplemental information:

  Cash paid during the period for interest                                 $    98,747          $    41,451
                                                                            ===========          ===========

  Mortgage loans and unsecured notes assumed and/or entered into through
       Mergers and acquisitions of real estate                             $   232,801          $   491,143
                                                                            ===========          ===========

  Net real estate contributed in exchange for OP units                     $    16,270          $     -
                                                                            ===========          ===========

                            See accompanying notes

                       ERP OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Definition of Special Terms:

Capitalized terms used but not defined herein are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K").

1.   Business

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of June 30, 1998, the Operating Partnership controlled a portfolio of 499 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   Basis of Presentation

     The balance sheet as of June 30, 1998, the statements of operations for the six months and the three months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

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

     These unaudited Consolidated Financial Statements of the Operating Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


3.   Partners' Capital

     The limited partners of the Operating Partnership as of June 30, 1998 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of June 30, 1998, the Limited Partners were represented by 9,841,312 partnership interests ("OP Units"), which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares. As of June 30, 1998, the General Partner had an approximate 90.86% interest in the Operating Partnership and the Limited Partners had an approximate 9.14% interest.

     In regards to the General Partner, net proceeds from the various equity offerings of the Company have been contributed by the Company to the Operating Partnership in return for additional OP Units on a private placement basis, which increases the General Partner's ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the General Partner, the net offering proceeds are allocated between the Company (as General Partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

     The Operating Partnership paid a $0.67 per OP Unit distribution on July 10, 1998 to OP Unit holders of record on June 26, 1998.

     The following table summarizes the distributions paid to the Company as holder of the various Preference Units listed below related to the quarter ended June 30, 1998:

                                                                                      Quarter
                                       Distribution Amount          Date Paid           Ended
                                       -------------------          ---------         -------
     Series A Cumulative
       Redeemable Preference Units          $0.585937                07/15/98        06/30/98
     Series B Cumulative
       Redeemable Preference Units          $0.570312                07/15/98        06/30/98
     Series C Cumulative
       Redeemable Preference Units          $0.570312                07/15/98        06/30/98
     Series D Cumulative
       Redeemable Preference Units          $0.537500                07/15/98        06/30/98
     Series E Cumulative
       Convertible Preference Units         $0.437500                07/01/98        06/30/98
     Series F Cumulative
       Redeemable Preference Units          $0.603125                07/15/98        06/30/98
     Series G Convertible
       Cumulative Preference Units          $0.453125                07/15/98        06/30/98


     On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share (the "January 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $195.3 million in connection therewith.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)



     On February 18, 1998, the Company completed offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1,000,000 publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company contributed to the Operating Partnership net proceeds from these offerings (collectively, the "February 1998 Common Share Offerings") of approximately $95 million.

     On March 30, 1998, the Company completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share (the "March 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $23.7 million in connection therewith.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share (the "April 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $44.1 million in connection therewith.

     During the first six months of 1998, the Company issued 1,003,212 Common Shares pursuant to the Direct Share Purchase Plan. The Company contributed to the Operating Partnership net proceeds of approximately $49.8 million in connection therewith.

     During the six months ended June 30, 1998, the Operating Partnership issued 325,209 OP Units, having a value of approximately $16.3 million, in various private placement transactions in exchange for the acquisistion of properties.

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


4. Real Estate

     During the six months ended June 30, 1998, the Operating Partnership acquired the 41 Properties listed below from unaffiliated third parties. In connection with certain of the acquisitions listed below, the Operating Partnership assumed and or entered into mortgage indebtedness of approximately $232.8 million and issued OP Units having a value of approximately $16.3 million. The cash portion of these transactions was funded primarily from proceeds raised from the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Operating Partnership's line of credit, the Direct Share Purchase Plan and working capital.


                                                                                          Total
                                                                                       Acquisition
   Date                                                       Number                       Cost
 Acquired        Property             Location                of Units                (in thousands)
---------        --------             --------                --------                --------------
01/07/98         Cityscape            St. Louis Park, MN           156                      $12,367
01/09/98         740 River Drive      St. Paul,  MN                162                       12,965
01/13/98         Prospect Towers      Hackensack, NJ               157                       36,336
01/16/98         Park Place           Houston, TX                  229                       13,578
01/16/98         Park Westend         Richmond, VA                 312                       13,423


                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

                                                                                           Total
                                                                                        Acquisition
   Date                                                                Number               Cost
 Acquired       Property                       Location                of Units        (in thousands)
-----------     --------                       --------                --------        --------------
01/29/98        Emerald Bay at Winter Park     Winter Park, FL            432               15,774
02/05/98        Farnham Park                   Houston, TX                216               15,777
02/25/98        Plantation                     Houston, TX                232               10,091
02/27/98        Balcones Club                  Austin, TX                 312               12,365
03/02/98        Coach Lantern                  Scarborough, ME             90                4,856
03/02/98        Foxcroft                       Scarborough, ME            104                5,044
03/02/98        Yarmouth Woods                 Yarmouth, ME               138                6,788
03/20/98        Rolido Parque                  Houston, TX                369               10,911
03/26/98        The Fairfield                  Stamford, CT               263               45,959
03/26/98        Trails of Valley Ranch         Irving, TX                 216               10,753
04/01/98        Sonterra at Foothill Ranch     Foothill Ranch, CA         300               31,551
04/01/98        Harbor Pointe                  Milwaukee, WI              595               25,088
04/01/98        Gates at Carlson Center        Minnetonka, MN             435               28,099
04/01/98        GlenGarry Club                 Bloomingdale, IL           250               18,909
04/01/98        Plum Tree I II III             Hales Corners, WI          332               22,266
04/01/98        Ravinia                        Greenfield, WI             206               13,273
04/01/98        The Woodlands of Brookfield    Brookfield, WI             148               15,495
04/07/98        Vista Pointe at the Valley     Irving, TX                 231               19,099
04/23/98        Emerson Place                  Boston, MA                 462               72,389
05/13/98        Sierra Canyon                  Santa Clarita, CA          232               15,998
05/14/98        Northridge                     Pleasant Hill, CA          221               20,205
05/22/98        The Arboretum                  Canton, MA                 156               15,640
05/28/98        Woodridge                      Eagan, MN                  200               12,009
05/28/98        Townhomes of Meadowbrook       Auburn Hills, MI           230               13,724
06/01/98        Brookside                      Boulder, CO                144               13,803
06/10/98        The Greystone                  Atlanta, GA                150                7,439
06/11/98        Coconut Palm Club              Coconut Creek, FL          300               20,651
06/11/98        Portside Towers                Jersey City, NJ            527              119,118
06/16/98        Defoor Village                 Atlanta, GA                156               13,513
06/16/98        Plantation Ridge               Marietta, GA               454               23,264
06/18/98        Wynbrook                       Norcross, GA               318               13,536
06/24/98        Cross Creek                    Matthews, NC               420               23,436
06/26/98        Copper Hill                    Bedford, TX                204                7,006
06/26/98        Walker's Mark                  Dallas, TX                 164                7,006
06/26/98        Royal Crest Estates            Waterbury, CT              156                7,324
06/26/98        Tyrone Gardens                 Randolph, MA               165               10,724
                                                                       --------        -------------
                                                                       10,544             $817,552
                                                                       ========        =============

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

5.   Commitments to Acquire Rental Properties


     As of June 30, 1998, in addition to the properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership had entered into separate agreements to acquire 16 multifamily properties containing 4,804 units from unaffiliated third parties. The expected combined purchase price is approximately $295.8 million, which includes the assumption of mortgage indebtedness of approximately $114.4 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.


6.   Disposition of Rental Properties

     On March 12, 1998, the Operating Partnership sold Mountain Brook Apartments and Ridgemont Apartments, both located in Chattanooga, Tennessee for a sales price of $16.7 million. The gain for financial reporting purposes was approximately $1.9 million.

     On May 1, 1998, the Operating Partnership sold The Place Apartments located in Ft. Myers, Florida for a sales price of $8.5 million. The gain for financial reporting purposes was approximately $1.4 million.

     On May 15, 1998, the Operating Partnership sold Terraces at Peachtree Apartments located in Atlanta, Georgia for a sales price of $7.2 million. The gain for financial reporting purposes was approximately $1.5 million.

     On June 2, 1998, the Operating Partnership sold Stonelake Club Apartments located in Ocala, Florida for a sales price of $8.7 million. The gain for financial reporting purposes was approximately $6.3 million.

7.   Calculation of Net Income Per Weighted Average OP Unit

     The following tables set forth the computation of net income per weighted average OP Unit outstanding and net income per weighted average OP Unit outstanding--assuming dilution.

                       ERP OPERATING LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


                                                                 Six Months Ended June 30,      Quarter Ended June 30,
                                                                 -------------------------      ----------------------
                                                                    1998            1997          1998           1997
                                                                 -------------------------      ----------------------
                                                                   (Amounts in thousands except per OP Unit amounts)
Numerator:
  Income before allocation of income to Redeemable
   Preference Units and gain on disposition
   of properties                                                   $122,540        $71,384       $63,134        $38,628

  Income allocated to Redeemable Preference Units                   (43,384)       (20,939)      (21,692)       (11,878)
                                                                   --------        -------       -------        -------
  Income before gain on disposition of properties                    79,156         50,445        41,442         26,750

  Gain on disposition of properties                                  11,092          3,632         9,223              -
                                                                   --------        -------       -------        -------
  Numerator for net income per weighted average
   OP Unit outstanding                                               90,248         54,077        50,665         26,750

  Effect of dilutive securities:
   Series E Cumulative Convertible Preference Units                       -              -             -              -
   Series G Convertible Cumulative Preference Units                       -              -             -              -
                                                                   --------        -------       -------        -------

  Numerator for net income per weighted average
   OP Unit outstanding - assuming dilution                         $ 90,248        $54,077       $50,665        $26,750
                                                                   ========        =======       =======        =======

Denominator:

  Denominator for net income per weighted
   average OP Unit outstanding                                      105,077         62,787       107,182         66,266

  Effect of dilutive securities (1):
     OP Units issuable upon exercise of the
     Company's share options                                          1,118            922         1,047            920
                                                                   --------        -------       -------        -------

  Denominator for net income per weighted average
   OP Unit outstanding - assuming dilution                          106,195         63,709       108,229         67,186
                                                                   ========        =======       =======        =======


  Net income per weighted average OP Unit outstanding              $   0.86        $  0.86       $  0.47        $  0.40
                                                                   ========        =======       =======        =======


  Net income per weighted average OP Unit
   outstanding - assuming dilution                                 $   0.85        $  0.85       $  0.47        $  0.40
                                                                   ========        =======       =======        =======

                       ERP OPERATING LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


                                                         Six Months Ended June 30,          Quarter Ended June 30,
                                                       -----------------------------    -----------------------------
                                                           1998           1997              1998             1997
                                                       -----------------------------    -----------------------------
Net income per weighted average OP Unit
 outstanding:

Income before gain on disposition of properties
 per weighted average OP Unit outstanding               $     0.74     $     0.79        $     0.38       $     0.40
Gain on disposition of properties                             0.12           0.07              0.09             --
                                                       ------------   --------------    ------------     ------------
Net income per weighted average OP Unit outstanding     $     0.86     $     0.86        $     0.47       $     0.40
                                                       ============   ==============    ============     ============
Net income per weighted average OP Unit
  outstanding - assuming dilution:

Income before gain on disposition of properties
  per weighted average OP Unit outstanding -
  assuming dilution                                     $     0.75     $     0.79        $     0.38       $     0.40
Gain on disposition of properties                             0.10           0.06              0.09             --
                                                       ------------   --------------    ------------     ------------
Net income per weighted average OP Unit
  outstanding - assuming dilution                       $     0.85     $     0.85        $     0.47       $     0.40
                                                       ============   ==============    ============     ============


(1) Convertible Preference Units that could be converted into 7,623,507 Common Shares, which would be contributed to the Operating Partnership in exchange for OP Units, were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per OP Unit because it would be anti-dilutive.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


8.   Mortgage Notes Payable


     As of June 30, 1998 the Operating Partnership had outstanding mortgage indebtedness of approximately $1.8 billion encumbering 163 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $180.9 million) was approximately $2.9 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the six months ended June 30, 1998, the Operating Partnership assumed and or entered into mortgage indebtedness on sixteen Properties in the aggregate amount of $232.8 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of June 30, 1998, the aggregate notional amount of these agreements was approximately $173.1 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of June 30, 1998, the aggregate notional amount of these agreements was approximately $173.1 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

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

     The Operating Partnership also has an interest rate cap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax-exempt bonds secured by certain of it's Properties. The Operating Partnership has no payment obligations to the counterparty with respect to this agreement.

     As of June 30, 1998, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through February 1, 2032. During the six months ended

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


June 30, 1998, the Operating Partnership repaid the outstanding mortgage balance on five Properties in the amount of $34.1 million.

9.   Line of Credit

     During the six months ended June 30, 1998, the Operating Partnership repaid $235 million outstanding on its line of credit with proceeds raised from the January 1998 Common Share Offering and the February 1998 Common Share Offerings. As of June 30, 1998, there was $175 million outstanding on this line of credit.

10.  Notes

     As of June 30, 1998, the Operating Partnership had outstanding unsecured notes of approximately $1.4 billion (net of a $4.1 million discount and including a $7.4 million premium).

     In February 1996, the Operating Partnership entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999 through May 2003. There was no cost to the Operating Partnership for entering into this agreement.

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of June 30, 1998, the unamortized balance of this cost was approximately $0.4 million.

     Prior to the issuance of the 2026 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment of this transaction, which was approximately $0.6 million and is being amortized over ten years. As of June 30, 1998, the unamortized balance was approximately $0.5 million.

     Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of June 30, 1998 the unamortized balance of these costs were approximately $4.2 million and $1.5 million, respectively.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the 2015 Notes on a straight-line basis. The 2015 Notes are due April 13, 2015, Putable/Callable April 13, 2005 by the Operating Partnership. The annual interest rate

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semiannually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender on the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes in April 2005, which is being amortized over the term of the 2015 Notes. As of June 30, 1998 the unamortized balance was approximately $8 million. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years. As of June 30, 1998 the unamortized balance was approximately $0.6 million.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

11.  Deposits - restricted

     Deposits-restricted as of June 30, 1998 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $16.3 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of two properties and earnest money deposits made for additional acquisitions. In addition, approximately $12.4 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

12.  Summarized Pro Forma Condensed Statement of Operations

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Sixth Public Debt Offering, the acquisition of an additional 41 Properties, including the related assumption of $232.8 million of mortgage indebtedness, the repayment of $34.1 million of mortgage indebtedness and the disposition of five properties (as described in Note 3, Note 4, Note 6, Note 8 and Note 10 of Notes to Consolidated Financial Statements) had occurred on January 1, 1998. This would result in 107,711,816 OP Units outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period. The amounts presented in the following statement are in thousands except for OP Unit amounts:

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)



                                                              Summarized
                                                               Pro Forma
                                                          Condensed Statement
                                                             of Operations
                                                          For the Six Months
                                                                 Ended
                                                             June 30, 1998
                                                        -----------------------
Total Revenues                                                 $620,734
                                                                -------
Total Expenses                                                  498,755
                                                                -------
Pro Forma net income available for OP Units                    $ 89,687
                                                                =======
Pro Forma net income per OP Unit                               $   0.84
                                                                =======



13.  Commitments and Contingencies

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

     The Operating Partnership does not believe there is any litigation threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business. Some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

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

14.  Subsequent Events

     On July 1, 1998, the Operating Partnership acquired Trowbridge Apartments, a 210-unit

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


multifamily property located in Atlanta, Georgia, from an unaffiliated third party for a purchase price of approximately $12 million.

     On July 1, 1998, the Operating Partnership acquired seventeen multifamily properties, consisting of 3,775 units, from an unaffiliated third party for a purchase price of approximately $318.3 million, which included the issuance of OP Units having a value of approximately $88.3 million. The properties are located in the states of Washington, Arizona, Nevada and Colorado.

     On July 8, 1998, the Operating Partnership acquired Parkcrest Apartments, a 210-unit multifamily property located in Southfield, Michigan from an unaffiliated third party for a purchase price of approximately $11.6 million, which included the assumption of mortgage indebtedness of approximately $7.3 million.

     On July 8, 1998, the Operating Partnership acquired ten multifamily properties, consisting of 1,911 units, all of which are located in Texas, from an unaffiliated third party for a purchase price of approximately $82.3 million, which included the assumption of mortgage indebtedness of approximately $60 million and the issuance of OP Units having a value of approximately $21 million.

     On July 8, 1998, the Operating Partnership entered into a definitive agreement and plan of merger with a publicly held unaffiliated REIT to acquire 118 multifamily properties containing 34,990 units for a total purchase price of $2.1 billion, which may include the issuance of $1.1 billion of common stock, $370 million of preferred stock and the assumption of mortgage indebtedness of up to $655 million. The closing of this pending transaction is subject to entering into a binding agreement, the approval of the Company's shareholders and certain other contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

     On July 9, 1998, the Operating Partnership acquired four multifamily properties, consisting of 683 units, from an unaffiliated third party for a purchase price of approximately $45.3 million, which included the issuance of OP Units having a value of approximately $11.2 million. The properties are located in the states of Colorado and California.

     On July 10, 1998, the Operating Partnership acquired Martins Landing Apartments, a 300-unit multifamily property located in Roswell, Georgia from an unaffiliated third party for a purchase price of approximately $17.7 million, which included the assumption of mortgage indebtedness of approximately $13 million.

     On July 10, 1998, the Operating Partnership acquired The Lakes at Vinings Apartments, a 464-unit multifamily property located in Atlanta, Georgia from an unaffiliated third party for a purchase price of approximately $28.3 million, which included the assumption of mortgage indebtedness of approximately $22.5 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

     On July 14, 1998, the Operating Partnership acquired Summer Creek Apartments, a 72-unit multifamily property located in Plymouth, Minnesota from an unaffiliated third party for a purchase price of approximately $4.3 million, which included the issuance of OP Units having a value of approximately $0.9 million and the assumption of mortgage indebtedness of approximately $2.4 million.

     On July 15, 1998, the Operating Partnership acquired Patchen Oaks Apartments, a 192-unit multifamily property located in Lexington, Kentucky from an unaffiliated third party for a purchase price of approximately $9.4 million.

     On July 15, 1998, the Operating Partnership acquired Lexington Village Apartments, a 352-unit multifamily property located in Alpharetta, Georgia from an unaffiliated third party for a purchase price of approximately $24.5 million, which included the assumption of mortgage indebtedness of approximately $18.8 million and the issuance of OP Units having a value of approximately $0.4 million.

     On July 15, 1998, the Operating Partnership acquired four multifamily properties, consisting of 558 units, all of which are located in Frederick, Maryland, from an unaffiliated third party for a purchase price of approximately $26.9 million, which included the assumption of mortgage indebtedness of approximately $5.9 million.

     On July 16, 1998, the Operating Partnership acquired Coachman Trails Apartments, a 154-unit multifamily property located in Plymouth, Minnesota from an unaffiliated third party for a purchase price of approximately $10.6 million, which included the assumption of mortgage indebtedness of approximately $6.6 million.

     On July 21, 1998, the Operating Partnership acquired Colony Woods Apartments, a 414 unit multifamily property located in Birmingham, Alabama from an unaffiliated third party for a purchase price of approximately $23.4 million.

     On July 22, 1998, the Operating Partnership acquired Arbors at Century Center Apartments, a 420-unit multifamily property located in Memphis, Tennessee from an unaffiliated third party for a purchase price of approximately $17.7 million.

     On July 29, 1998, the Operating Partnership acquired a vacant parcel of land, containing .910 acres located in Raleigh, North Carolina from an unaffiliated third party for a purchase price of approximately $22,000.

     On July 31, 1998, the Operating Partnership acquired four multifamily properties, consisting of 804 units, from an unaffiliated third party for a purchase price of approximately $83.2 million, which included the issuance of OP Units having a value of approximately $15.2 million and the assumption of mortgage indebtedness of $41.3 million. The properties are located in the states of California and Washington.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


     On July 31, 1998, the Operating Partnership sold Country Club I & II Apartments located in Silver Springs, Maryland for a sales price of $20.8 million and received net proceeds of $7.5 million.

     On August 5, 1998, the Operating Partnership acquired Fernbrook Townhomes Apartments, a 72-unit multifamily property located in Plymouth, Minnesota from an unaffiliated third party for a purchase price of approximately $7 million, which included the assumption of mortgage indebtedness of approximately $5.2 million.

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

Results of Operations

     Since EQR's IPO and through June 30, 1998, the Operating Partnership has acquired direct or indirect interests in 453 properties (the Acquired Properties"), containing 129,054 units in the aggregate, for a total purchase price of approximately $7.4 billion, including the assumption of and/or new mortgage indebtedness of approximately $2.2 billion and $0.4 billion of unsecured notes. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased its interests in 41 of such Acquired Properties consisting of 10,544 units in 1998 (the "1998 Acquired Properties").

     During the six months ended June 30, 1998, the Operating Partnership disposed of five properties (the "1998 Disposed Properties") for a total sales price of $41.1 million.

     The Operating Partnership's overall results of operations for the six months ended June

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

30, 1998 and 1997 have been significantly impacted by the Operating Partnership's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1997 Acquired Properties and the 1998 Acquired Properties. The impact of the 1997 Acquired Properties and the 1998 Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned, which equaled 64,086 units, for all of both six month periods ended June 30, 1998 and June 30, 1997 (the "Six-Month 1998 Same Store Properties") impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned, which equaled 68,198 units, for all of both the quarters ended June 30, 1998 and June 30, 1997 (the "Second-Quarter 1998 Same Store Properties") also impacted the Operating Partnership's results of operations. Both the Six-Month 1998 Same Store Properties and Second-Quarter 1998 Same Store Properties are discussed in the following paragraphs.

Comparison of six months ended June 30, 1998 to six months ended June 30, 1997

     For the six months ended June 30, 1998, income before gain on disposition of properties increased by $51.2 million when compared to this six months ended June 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties. The increase in interest income of $2.2 million earned on the Company's mortgage note investments is primarily attributable to its $88 Million Note Investment, which includes three months of basic interest and contingent interest in 1998 compared to two months of basic interest in the 1997 period.

     In regard to Six-Month 1998 Same Store Properties, rental revenues increased by approximately $12.6 million to $264.1 million or 5.01% primarily as a result of higher rental rates charged to new tenants and tenants renewals, as well as a 1.51% increase in average economic occupancy levels. Overall, property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.5 million or 2.5%. This increase was primarily the result of higher compensation costs, utilities and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $13.3 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense, including amortization of deferred financing costs, increased by approximately $54.8 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.6 billion. However, the Operating Partnership's effective interest costs decreased from 7.54% for the six months ended June 30, 1997 to 7.23% for the six months ended June 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $4.1 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.73% for the six months ended June 30, 1998 compared to 2.03% of total revenues for the six months ended June 30, 1997.

   Comparison of quarter ended June 30, 1998 to quarter ended June 30, 1997

     For the quarter ended June 30, 1998, income before gain on disposition of properties increased by $24.5 million when compared to the quarter ended June 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the continued purchase of multifamily properties, specifically the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties.

     In regard to the Second Quarter 1998 Same Store Properties, rental revenues increased by approximately $6.8 million to $142.3 million or 4.99% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1.39% increase in average economic occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.1 million or 2.1%. This increase was primarily the result of higher compensation costs, utilities and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $7.4 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $27.8 million. This increase was primarily the result of an increase in the

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Partnership's average indebtedness outstanding, which increased by $1.6 billion. However, the Operating Partnership's effective interest costs decreased from 7.63% for the quarter ended June 30, 1997 to 7.20% for the quarter ended June 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $2.2 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.76% for the quarter ended June 30, 1998, which was a decrease from 1.96% for the quarter ended June 30, 1997.

Liquidity and Capital Resources

     As of January 1, 1998, the Operating Partnership had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 1998 was approximately $265.9 million and the amount available on the Operating Partnership's line of credit was $325 million of which $24.7 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

     With respect to Property acquisitions during the six months, the Operating Partnership purchased 41 Properties containing 10,544 units for a total acquisition cost of approximately $817.6 million, including the assumption of and or new mortgage indebtedness of approximately $232.8 million. These acquisitions were primarily funded from proceeds received from the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Direct Share Purchase Plan, the Operating Partnership's line of credit and working capital.

     Subsequent to June 30, 1998 and through August 10, 1998, the Operating Partnership acquired 50 additional properties, containing 10,591 units for a total purchase price of approximately $722.5 million, including mortgage indebtedness of $182.8 million and the issuance of OP Units having a value of approximately $137.1 million. These acquisitions were primarily funded with proceeds from the sale of the 2015 Notes, the Operating Partnership's line of credit and working capital.

     During the six months ended June 30, 1998, the Operating Partnership disposed of five properties that generated net proceeds of $40.5 million. Subsequently, these proceeds will be ultimately applied to purchase additional Properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   As of June 30, 1998, the Operating Partnership had total indebtedness of approximately $3.4 billion, which included mortgage indebtedness of $1.78 billion (including premiums of $3.4 million), of which $730 million represented tax-exempt bond indebtedness, unsecured debt of $1.4 billion (including net discounts and premiums in the amount of $3.3 million) and $175 million outstanding on the Operating Partnership's line of credit. During the first six months, the Operating Partnership repaid $34.1 million of mortgage indebtedness on five of its Properties. These repayments were funded from the Operating Partnership's line of credit or from proceeds received for the various capital transactions as discussed in Note 3 of the Notes to Consolidated Financial Statements.

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

     In February, 1996, the Operating Partnership entered into an interest rate protection agreements that will hedge the Operating Partnership's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999. There was no cost to the Operating Partnership for entering into this agreement.

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

     In April 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's 2015 Notes. The agreement was for a notional amount of $300 million with a locked in treasury rate of 6.63%.

     The fair value of these instruments as of June 30, 1998 approximates their carrying or contract values.

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

     During the six months ended June 30, 1998, total capital expenditures for the Operating Partnership approximated $36.5 million. Of this amount, approximately $8.0 million related to capital improvements and major repairs for certain of the 1995, 1996, 1997 and 1998 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-IPO properties and certain Acquired Properties approximated $8.8 million, or $63 per unit. Capital spent for replacement-type items approximated $15.3 million, or $109 per unit. Also included in total capital expenditures was approximately $4.4 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1998 are budgeted to be approximately $60 million.

     Total distributions paid in July 1998 amounted to approximately $93.8 million, which included distributions declared for the quarter ended June 30, 1998.

     The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     The Operating Partnership currently has a $500 million line of credit that is scheduled to mature in November 1999. As of August 10, 1998, $340 million was outstanding under the Operating Partnership's line of credit.

     The Operating Partnership has conducted a review of its computer operating systems and

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Operating Partnership believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Operating Partnership has initiated formal communications with all of its significant suppliers to determine the extent to which the Operating Partnership's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Operating Partnership has estimated the Year 2000 project cost to be approximately $300,000.

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

     The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, plus depreciation on real estate assets, amortization of deferred financing costs related to the Predecessor Business and the allocation of net income to Cumulative Redeemable Preference Units. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies.

     For the six months ended June 30, 1998, FFO increased $96.1 million, representing a 85.5% increase when compared to the six months ended June 30, 1997. For the quarter ended June 30, 1998, FFO increased by $47.4 million representing a 78.6% increase when compared to the quarter ended June 30, 1997.

     The following is a reconciliation of net income to FFO for the six months and quarters ended June 30, 1998 and 1997:

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                                                Six            Six
                                                              Months          Months      Quarter      Quarter
                                                               Ended          Ended        Ended        Ended
                                                              6/30/98        6/30/97      6/30/98      6/30/97
                                                             ---------       --------     --------     --------
Net income                                                   $ 133,632       $ 75,016     $ 72,357     $ 38,628
Adjustments:
  Depreciation on real estate assets                           129,387         61,885       66,162       33,453
  Amortization of deferred financing costs
    related to predecessor business                                 35            116           23           58
  Allocation of net income to Cumulative
    Redeemable Preference Units                                (43,384)       (20,939)     (21,692)     (11,878)
  Gain on disposition of properties                            (11,092)        (3,632)      (9,223)          (0)
                                                             ---------       --------     --------     --------
FFO                                                          $ 208,578       $112,446     $107,627     $ 60,261
                                                             =========       ========     ========     ========

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

12  Computation of Ratio of Earnings to Fixed Charges.

(B) Reports on Form 8-K:

A Report on Form 8-K dated June 25, 1998, reporting information on the acquisition of assets.

A Report on Form 8-K dated July 23, 1998, reporting financial information of Merry Land and Investment Company.

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

                             ERP OPERATING LIMITED PARTNERSHIP
                             BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                             ITS GENERAL PARTNER



Date: August 12, 1998        By:  /s/              Bruce C. Strohm
                                      ------------------------------------------
                                                   Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                    and Secretary


Date: August 12, 1998        By:  /s/             Michael J. McHugh
                                      ------------------------------------------
                                                  Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                                Officer and Treasurer

                       ERP OPERATING LIMITED PARTNERSHIP
     Consolidated and Combined Historical, Including Predecessor Business Earnings to Combined Fixed Charges and Preferred Distributions Ratio

                                                                                            Historical
                                                               --------------------------------------------------------------------
                                                               06/30/98  06/30/97  12/31/97  12/31/96  12/31/95  12/31/94  12/31/93
                                                               --------  --------  --------  --------  --------  --------  --------
                                                                                       (Amounts in thousands)
REVENUES
  Rental income                                                $571,370  $290,799  $707,733  $454,412  $373,919  $220,727  $104,388
  Fee income - outside managed                                    2,790     3,110     5,697     6,749     7,030     4,739     4,651
  Interest income - investment in mortgage notes                 10,221     8,011    20,366    12,819     4,862         -         -
  Interest and other income                                       9,010     4,404    13,525     4,405     4,573     5,568     3,031
                                                               --------  --------  --------  --------  --------  --------  --------
     Total revenues                                             593,391   306,324   747,321   478,385   390,384   231,034   112,070
                                                               --------  --------  --------  --------  --------  --------  --------
EXPENSES
  Property and maintenance                                      137,910    70,760   176,075   127,172   112,186    66,534    35,324
  Real estate taxes and insurance                                56,484    29,667    69,520    44,128    37,002    23,028    11,403
  Property management                                            25,110    11,819    26,793    17,512    15,213    10,249     3,491
  Property management - non-recurring                                 -         -         -         -         -       879         -
  Fee and asset management                                        2,240     1,569     3,364     3,837     3,887     2,056     2,524
  Depreciation                                                  131,910    62,775   156,644    93,253    72,410    37,273    15,384
  Interest:
     Expense incurred                                           105,651    50,924   121,324    81,351    78,375    37,044    26,042
     Amortization of deferred financing costs                     1,275     1,220     2,523     4,242     3,444     1,930     3,322
  Refinancing costs                                                   -         -         -         -         -         -     3,284
  General and administrative                                     10,271     6,206    15,064     9,857     8,129     6,053     3,159
                                                               --------  --------  --------  --------  --------  --------  --------
     Total expenses                                             470,851   234,940   571,307   381,352   330,646   185,046   103,933
                                                               --------  --------  --------  --------  --------  --------  --------
Income before extraordinary item                               $122,540  $ 71,384  $176,014  $ 97,033  $ 59,738  $ 45,988  $  8,137
                                                               ========  ========  ========  ========  ========  ========  ========
Combined Fixed Charges and Preferred Distributions:
  Interest and other financing costs                           $105,651  $ 50,924  $121,324  $ 81,351  $ 78,375  $ 37,044  $ 26,042
  Refinancing costs                                                   -         -         -         -         -         -     3,284
  Amortization of deferred financing costs                        1,275     1,220     2,523     4,242     3,444     1,930     3,322
  Preferred distributions                                        43,384    20,939    59,012    29,015    10,109         -         -
                                                               --------  --------  --------  --------  --------  --------  --------
Total Combined Fixed Charges
  and Preferred Distributions                                  $150,310  $ 73,083  $182,859  $114,608  $ 91,928  $ 38,974  $ 32,648
                                                               ========  ========  ========  ========  ========  ========  ========
Earnings before combined fixed charges
  and preferred distributions                                  $229,466  $123,528  $299,861  $182,626  $141,557  $ 84,962  $ 40,785
                                                               ========  ========  ========  ========  ========  ========  ========
Funds from operations before combined fixed
  charges and preferred distributions                          $361,376  $186,303  $456,505  $275,879  $213,967  $122,235  $ 56,169
                                                               ========  ========  ========  ========  ========  ========  ========
Ratio of earnings before combined fixed charges
  and preferred distributions to combined fixed charges
  and preferred distributions                                      1.53      1.69      1.64      1.59      1.54      2.18      1.25
                                                               ========  ========  ========  ========  ========  ========  ========
Ratio of funds from operations before combined fixed
  charges and preferred distributions to combined fixed
  charges and preferred distributions                              2.40      2.55      2.50      2.41      2.33      3.14      1.72
                                                               ========  ========  ========  ========  ========  ========  ========