Form 10-Q
period 1998-09-30
ERP OPERATING LTD PARTNERSHIP
filed 1998-11-13
CIK 931182

                                   FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1998


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
                            (Amounts in thousands)
                                  (Unaudited)


                                                                    September 30,         December 31,
                                                                         1998                 1997
                                                                    -------------         ------------
ASSETS
Investment in real estate
  Land                                                                 $1,108,417           $  791,980
  Depreciable property                                                  7,522,306            6,293,415
  Construction in progress                                                 49,589               36,040
                                                                       ----------           ----------
                                                                        8,680,312            7,121,435
 Accumulated depreciation                                                (640,452)            (444,762)
                                                                       ----------           ----------
   Investment in real estate, net of accumulated depreciation           8,039,860            6,676,673

Real estate held for disposition                                           72,336                   --
Cash and cash equivalents                                                 154,013               33,295
Investment in mortgage notes, net                                          87,937              176,063
Rents receivable                                                            3,978                3,302
Deposits - restricted                                                      50,840               36,374
Escrow deposits - mortgage                                                 63,878               44,864
Deferred financing costs, net                                              23,377               23,092
Other assets                                                              136,388              100,968
                                                                       ----------           ----------
    Total assets                                                       $8,632,607           $7,094,631
                                                                       ==========           ==========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                               $1,960,340           $1,582,559
  Notes, net                                                            1,672,148            1,130,764
  Line of credit                                                          310,000              235,000
  Accounts payable and accrued expenses                                    96,522               67,699
  Accrued interest payable                                                 48,484               28,048
  Rents received in advance and other liabilities                          52,561               38,750
  Security deposits                                                        36,558               28,193
  Distributions payable                                                    90,979               20,223
                                                                       ----------           ----------
    Total liabilities                                                   4,267,592            3,131,236
                                                                       ----------           ----------

Commitments and contingencies

  9 3/8% Series A Cumulative Redeemable Preference Units                  153,000              153,000
                                                                       ----------           ----------
  9 1/8% Series B Cumulative Redeemable Preference Units                  125,000              125,000
                                                                       ----------           ----------
  9 1/8% Series C Cumulative Redeemable Preference Units                  115,000              115,000
                                                                       ----------           ----------
  8.60% Series D Cumulative Redeemable Preference Units                   175,000              175,000
                                                                       ----------           ----------
  Series E Cumulative Convertible Preference Units                         99,925               99,963
                                                                       ----------           ----------
  9.65% Series F Cumulative Redeemable Preference Units                    57,500               57,500
                                                                       ----------           ----------
  7 1/4% Series G Convertible Cumulative Preference Units                 316,250              316,250
                                                                       ----------           ----------
Partners' capital:
  General Partner                                                       2,938,516            2,648,278
  Limited Partners                                                        384,824              273,404
                                                                       ----------           ----------
    Total partners' capital                                             3,323,340            2,921,682
                                                                       ----------           ----------
    Total liabilities and partners' capital                            $8,632,607           $7,094,631
                                                                       ==========           ==========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)
                                  (Unaudited)

                                                     Nine Months Ended September 30, Quarter Ended September 30,
                                                              1998          1997          1998          1997
                                                     ------------------------------- ---------------------------
REVENUES
  Rental income                                             $901,087      $482,980      $329,717       $192,181
  Fee and asset management                                     4,204         4,364         1,414          1,254
  Interest income - investment in mortgage notes              14,405        14,821         4,184          6,810
  Interest and other income                                   12,994         7,513         3,984          3,109
                                                            --------      --------      --------       --------
    Total revenues                                           932,690       509,678       339,299        203,354
                                                            --------      --------      --------       --------
EXPENSES
  Property and maintenance                                   224,457       117,681        86,547         46,921
  Real estate taxes and insurance                             88,552        48,560        32,068         18,893
  Property management                                         38,278        18,765        13,168          6,946
  Fee and asset management                                     3,289         2,523         1,049            954
  Depreciation                                               208,394       106,114        76,484         43,339
  Interest:
    Expense incurred                                         170,143        82,775        64,492         31,851
    Amortization of deferred financing costs                   1,962         1,810           687            590
  General and administrative                                  15,598        10,037         5,327          3,831
                                                            --------      --------      --------       --------
    Total expenses                                           750,673       388,265       279,822        153,325
                                                            --------      --------      --------       --------
Income before gain on disposition of properties              182,017       121,413        59,477         50,029
  Gain on disposition of properties                           12,717         3,923         1,625            291
                                                            --------      --------      --------       --------
Net income                                                  $194,734      $125,336      $ 61,102       $ 50,320
                                                            ========      ========      ========       ========

ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
   Preference Units                                         $ 10,758      $ 10,758      $  3,586       $  3,586
                                                            ========      ========      ========       ========
9 1/8% Series B Cumulative Redeemable
   Preference Units                                         $  8,555      $  8,555      $  2,851       $  2,851
                                                            ========      ========      ========       ========
9 1/8% Series C Cumulative Redeemable
   Preference Units                                         $  7,870      $  7,870      $  2,623       $  2,624
                                                            ========      ========      ========       ========
8.60% Series D Cumulative Redeemable
   Preference Units                                         $ 11,288      $  5,477      $  3,763       $  3,763
                                                            ========      ========      ========       ========
Series E Cumulative Convertible
   Preference Units                                         $  5,246      $  2,365      $  1,749       $  1,750
                                                            ========      ========      ========       ========
9.65% Series F Cumulative Redeemable
   Preference Units                                         $  4,162      $  1,875      $  1,387       $  1,387
                                                            ========      ========      ========       ========
7 1/4% Series G Convertible Cumulative
   Preference Units                                         $ 17,196      $    387      $  5,732       $    387
                                                            ========      ========      ========       ========
General Partner                                              116,819        78,618        34,881         30,886
Limited Partners                                              12,840         9,431         4,530          3,086
                                                            --------      --------      --------       --------
Net income available to OP Unit holders                     $129,659      $ 88,049      $ 39,411       $ 33,972
                                                            ========      ========      ========       ========
Net income per weighted average OP Unit outstanding         $   1.22      $   1.28      $   0.36       $   0.42
                                                            ========      ========      ========       ========
Weighted average OP Units outstanding                        106,630        68,970       109,688         81,134
                                                            ========      ========      ========       ========
Net income per weighted average OP Unit outstanding -
  assuming dilution                                         $   1.21      $   1.26      $   0.36       $   0.41
                                                            ========      ========      ========       ========


                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                               1998                1997
                                                                                           -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $   194,734           $ 125,336
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                              208,394             106,114
    Amortization of deferred financing costs (including discounts and premiums on debt)           457               1,652
    Amortization of discount on investment in mortgage notes                                   (1,900)             (2,480)
    Gain on disposition of properties                                                         (12,717)             (3,923)
    Changes in assets and liabilities:
      (Increase) in rents receivable                                                             (676)               (862)
      (Increase) in deposits - restricted                                                      (7,033)               (736)
      (Increase) in other assets                                                                  (24)             (6,306)
      Increase in accounts payable and accrued expenses                                        29,626              20,890
      Increase in accrued interest payable                                                     20,436               7,756
      Increase in rents received in advance and other liabilities                               8,640               6,901
                                                                                          -----------           ---------
    Net cash provided by operating activities                                                 439,937             254,342
                                                                                          -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                             (947,018)           (630,419)
  Improvements to real estate                                                                 (60,614)            (23,725)
  Additions to non-real estate property                                                        (7,928)             (6,293)
  Proceeds from disposition of real estate                                                     75,976               5,477
  Purchase of management contract rights                                                         (119)             (5,000)
  (Increase) in mortgage deposits                                                             (19,014)            (14,704)
  Deposits on real estate acquisitions                                                         (7,433)             13,911
  Investment in mortgage notes, net                                                             1,842             (86,975)
  Investment in partnerships - development                                                    (21,708)                 --
  Costs related to Mergers                                                                     (4,528)            (60,429)
  Other investing activities                                                                  (18,975)            (57,304)
                                                                                          -----------           ---------
    Net cash (used for) investing activities                                               (1,009,519)           (865,461)
                                                                                          -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner, net                                             323,884             950,946
  Distributions paid to partners                                                             (209,638)           (158,292)
  Proceeds from sale of 2015 Notes, net of discount                                           298,125                  --
  Proceeds from sale of August 2003 Notes, net of discount                                     99,650                  --
  Proceeds from sale of 2000 Notes, net of discount                                           144,452                  --
  Proceeds from option to remarket the 2015 Notes                                               8,130                  --
  Principal receipts on employee notes                                                            234                 240
  Proceeds from restructuring of tax-exempt bond investments                                       --               9,350
  Repayments on line of credit                                                               (370,000)           (185,000)
  Proceeds from line of credit                                                                445,000             185,000
  Principal payments on mortgage notes payable                                                (55,711)            (62,993)
  Loan and bond acquisition costs                                                              (2,191)             (1,697)
  Increase in security deposits                                                                 8,365               3,843
                                                                                          -----------           ---------
    Net cash provided by financing activities                                                 690,300             741,397
                                                                                          -----------           ---------
Net increase in cash and cash equivalents                                                     120,718             130,278
Cash and cash equivalents, beginning of period                                                 33,295             147,271
                                                                                          -----------           ---------
Cash and cash equivalents, end of period                                                  $   154,013           $ 277,549
                                                                                          ===========           =========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                             1998                1997
                                                                           -------------------------------
Supplemental information:
  Cash paid during the period for interest                                 $149,707               $ 75,019
                                                                           ========               ========
  Mortgage loans and unsecured notes assumed and/or entered into through
    Mergers and acquisitions of real estate                                $433,492               $517,639
                                                                           ========               ========

  Net real estate contributed in exchange for OP units                     $164,149               $  5,134
                                                                           ========               ========


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

1.   Business

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of September 30, 1998, the Operating Partnership controlled a portfolio of 550 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   Basis of Presentation

     The balance sheet as of September 30, 1998, the statements of operations for the nine months and the three months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

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

     These unaudited Consolidated Financial Statements of the Operating Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform to current period presentation.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

3.   Partners' Capital

     The limited partners of the Operating Partnership as of September 30, 1998 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners"). As of September 30, 1998, the Limited Partners were represented by 12,849,675 partnership interests ("OP Units"), which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares. As of September 30, 1998, the General Partner had an approximate 88.15% interest in the Operating Partnership and the Limited Partners had an approximate 11.85% interest.

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

     The Operating Partnership paid a $0.67 per OP Unit distribution on October 9, 1998 to OP Unit holders of record on September 16, 1998.

     The following table summarizes the distributions paid to the Company as holder of the various Preference Units listed below related to the quarter ended September 30, 1998:

                                        Distribution Amount      Date Paid        Record Date
                                        -------------------      ---------        -----------
     Series A Cumulative
        Redeemable Preference Units          $0.585938           10/15/98           09/16/98


     Series B Cumulative
        Redeemable Preference Units          $0.570313           10/15/98           09/16/98

     Series C Cumulative
        Redeemable Preference Units          $0.570313           10/15/98           09/16/98

     Series D Cumulative
        Redeemable Preference Units          $0.537500           10/15/98           09/16/98

     Series E Cumulative
        Convertible Preference Units         $0.437500           10/01/98           09/16/98

     Series F Cumulative
        Redeemable Preference Units          $0.603125           10/15/98           09/16/98

     Series G Convertible
        Cumulative Preference Units          $0.453125           10/15/98           09/16/98


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

     On September 20, 1998, the Company completed its repurchase of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The purchases were made between August 5 and September 17, 1998. The Operating Partnership paid approximately $94.7 million in connection therewith.

     During the first nine months of 1998, the Company issued 1,018,763 Common Shares pursuant to the Direct Share Purchase Plan. The Company contributed to the Operating Partnership net proceeds of approximately $50.5 million in connection therewith.

     During the nine months ended September 30, 1998, the Operating Partnership issued 3,352,735 OP Units, having a value of approximately $164.1 million, in various private placement transactions in exchange for the acquisition of properties.

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

4.   Real Estate

     During the nine months ended September 30, 1998, the Operating Partnership acquired the 96 Properties listed below from unaffiliated third parties. In connection with certain of the acquisitions listed below, the Operating Partnership assumed and/or entered into mortgage indebtedness of approximately $433.5 million and issued OP Units having a value of approximately $164.1 million. The cash portion of these transactions was funded primarily from the various capital transactions as discussed in Note 3 of the Notes to Consolidated Financial Statements,

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)


the various debt offerings as discussed in Note 10 of the Notes to Consolidated Financial Statements, the Operating Partnership's line of credit and working capital.

                                                                             Total
                                                                          Acquisition
  Date                                                         Number         Cost
Acquired   Property                      Location             of Units   (in thousands)
--------   ---------------------------   ------------------   --------   --------------
01/07/98   Cityscape                     St. Louis Park, MN       156        $ 12,399
01/09/98   740 River Drive               St. Paul,  MN            162          13,041
01/13/98   Prospect Towers               Hackensack, NJ           157          36,368
01/16/98   Park Place                    Houston, TX              229          13,602
01/16/98   Park Westend                  Richmond, VA             312          13,436
01/29/98   Emerald Bay at Winter Park    Winter Park, FL          432          15,889
02/05/98   Farnham Park                  Houston, TX              216          15,799
02/25/98   Plantation                    Houston, TX              232          10,294
02/27/98   Balcones Club                 Austin, TX               312          12,496
03/02/98   Coach Lantern                 Scarborough, ME           90           4,896
03/02/98   Foxcroft                      Scarborough, ME          104           5,067
03/02/98   Yarmouth Woods                Yarmouth, ME             138           6,832
03/20/98   Rolido Parque                 Houston, TX              369          10,974
03/26/98   The Fairfield                 Stamford, CT             263          45,973
03/26/98   Trails of Valley Ranch        Irving, TX               216          10,827
04/01/98   Sonterra at Foothill Ranch    Foothill Ranch, CA       300          31,587
04/01/98   Harbor Pointe                 Milwaukee, WI            595          25,401
04/01/98   Gates at Carlson Center       Minnetonka, MN           435          28,166
04/01/98   GlenGarry Club                Bloomingdale, IL         250          19,058
04/01/98   Plum Tree I II III            Hales Corners, WI        332          22,286
04/01/98   Ravinia                       Greenfield, WI           206          13,336
04/01/98   The Woodlands of Brookfield   Brookfield, WI           148          15,458
04/07/98   Vista Pointe at the Valley    Irving, TX               231          19,147
04/23/98   Emerson Place                 Boston, MA               462          72,459
05/13/98   Sierra Canyon                 Santa Clarita, CA        232          16,069
05/14/98   Northridge                    Pleasant Hill, CA        221          20,273
05/22/98   The Arboretum                 Canton, MA               156          15,705
05/28/98   Woodridge                     Eagan, MN                200          12,072
05/28/98   Townhomes of Meadowbrook      Auburn Hills, MI         230          13,794
06/01/98   Brookside                     Boulder, CO              144          13,809
06/10/98   The Greystone                 Atlanta, GA              150           7,484
06/11/98   Coconut Palm Club             Coconut Creek, FL        300          20,713
06/11/98   Portside Towers               Jersey City, NJ          527         119,282
06/16/98   Defoor Village                Atlanta, GA              156          13,538

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

                                                                             Total
                                                                          Acquisition
  Date                                                         Number         Cost
Acquired   Property                      Location             of Units   (in thousands)
--------   ---------------------------   ------------------   --------   --------------
06/16/98   Plantation Ridge              Marietta, GA             454          23,342
06/18/98   Wynbrook                      Norcross, GA             318          13,589
06/24/98   Cross Creek                   Matthews, NC             420          23,479
06/26/98   Copper Hill                   Bedford, TX              204           7,032
06/26/98   Walker's Mark                 Dallas, TX               164           7,019
06/26/98   Royal Crest Estates           Waterbury, CT            156           7,343
06/26/98   Tyrone Gardens                Randolph, MA             165          10,766
07/01/98   Trowbridge                    Atlanta, GA              210          12,020
07/01/98   Bellevue Meadows              Bellevue, WA             180          17,052
07/01/98   Chelsea Square                Redmond, WA              113          12,647
07/01/98   Olde Redmond Place            Redmond, WA              192          18,891
07/01/98   Surry Downs                   Bellevue, WA             122          10,865
07/01/98   Woodlake                      Kirkland, WA             288          23,375
07/01/98   Bramblewood                   San Jose, CA             108          14,807
07/01/98   Creekside                     San Mateo, CA            192          30,765
07/01/98   Grandview I & II              Las Vegas, NV            456          17,949
07/01/98   Lincoln Green I & II          Sunnyvale, CA            174          27,479
07/01/98   Lincoln Village I & II        Larkspur, CA             342          48,503
07/01/98   Mountain Shadows              Las Vegas, NV            300           9,411
07/01/98   Parkside                      Union City, CA           208          18,243
07/01/98   Summerwood                    Hayward, CA              162          11,769
07/01/98   Timberwood                    Aurora, CO               336          16,131
07/01/98   Turf Club                     Littleton, CO            324          17,604
07/01/98   Willowick                     Aurora, CO               100           4,646
07/01/98   Woodleaf                      Campbell, CA             178          25,501
07/08/98   Parkcrest                     Southfield, MI           210          11,682
07/08/98   Broadway                      Garland, TX              288           9,239
07/08/98   Cedar Ridge Townhomes         Arlington, TX            121           4,823
07/08/98   Fielder Crossing              Arlington, TX            119           4,620
07/08/98   Lakeshore at Preston          Plano, TX                302          18,515
07/08/98   Lakewood Greens               Dallas, TX               252          11,036
07/08/98   River Park                    Fort Worth, TX           280          11,038
07/08/98   Villas of Josey Ranch         Carrollton, TX           198           8,827
07/08/98   Wimbledon Oaks                Arlington, TX            248          10,310
07/08/98   Pleasant Ridge                Arlington, TX             63           2,410
07/08/98   Sandstone                     Euless, TX                40           1,805
07/09/98   Woodridge I                   Aurora, CO               212           8,642
07/09/98   Woodridge II                  Aurora, CO               116           4,728
07/09/98   Woodridge III                 Aurora, CO               256          10,435

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

                                                                             Total
                                                                          Acquisition
  Date                                                         Number         Cost
Acquired   Property                      Location             of Units   (in thousands)
--------   ---------------------------   ------------------   --------   --------------
07/09/98   Southwood                     Palo Alto, CA             99          21,237
07/10/98   Martins Landing               Roswell, GA              300          17,749
07/10/98   The Lakes at Vinings          Atlanta, GA              464          28,341
07/14/98   Summer Creek                  Plymouth, MN              72           4,407
07/15/98   Patchen Oaks                  Lexington, KY            192           9,490
07/15/98   Lexington Village             Alpharetta, GA           352          24,576
07/15/98   Overlook Manor I              Frederick, MD            108           5,202
07/15/98   Overlook Manor II             Frederick, MD            182           8,458
07/15/98   Overlook Manor III            Frederick, MD             64           4,032
07/15/98   Brookside II                  Frederick, MD            204           9,372
07/16/98   Coachman Trails               Plymouth, MN             154          10,772
07/21/98   Colony Woods                  Birmingham, AL           414          23,477
07/22/98   Arbors at Century Center      Memphis, TN              420          17,780
07/31/98   Briarwood                     Sunnyvale, CA            192          32,176
07/31/98   Skylark                       Union City, CA           174          18,290
07/31/98   Greenhaven                    Union City, CA           250          22,635
07/31/98   Alderwood Park                Lynnwood , WA            188          11,814
08/05/98   Fernbrook Townhomes           Plymouth, MN              72           7,247
08/14/98   North Creek                   Everett, WA              264          16,072
08/21/98   Esprit Del Sol                Solana Beach, CA         146          17,012
09/25/98   Smoketree Polo Club           Indio, CA                288           8,004
09/29/98   Georgian Woods I              Wheaton, MD               97           5,719
09/29/98   Georgian Woods III            Wheaton, MD              102           6,013
                                                               ------      ----------
                                                               22,032      $1,605,743
                                                               ======      ==========


5.   Commitments to Acquire/Dispose of Real Estate

     As of September 30, 1998, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership had entered into separate agreements to acquire 16 multifamily properties containing 4,645 units from unaffiliated third parties. The expected combined purchase price is approximately $293.2 million, which includes the assumption of mortgage indebtedness of approximately $115.6 million.

     As of September 30, 1998, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of 10 multifamily properties containing 2,490 units to unaffiliated third parties. The expected combined disposition price is approximately $79.5 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

6.   Disposition of Real Estate

                                                                           Disposition
                                                                Number      Price (in
Date Disposed   Property                  Location             of Units     thousands)
-------------   --------                  --------             --------    -----------
  03/12/98      Mountain Brook/Ridgemont  Chattanooga, TN         506        $16,700
  05/01/98      The Place                 Fort Myers, FL          230          8,500
  05/15/98      Terraces at Peachtree     Atlanta, GA              96          7,225
  06/02/98      Stonelake Club            Ocala, FL               240          8,680
  07/31/98      Country Club I & II       Silver Springs, MD      376         20,750
  09/04/98      Miramonte                 Scottsdale, AZ          151          9,500
  09/30/98      Gold Pointe               Tacoma, WA               84          5,700
                                                                -----        -------
                                                                1,683        $77,055
                                                                =====        =======

     The Operating Partnership recognized a total net gain for financial reporting purposes of approximately $12.7 million on the disposition of these nine properties.

7.   Calculation of Net Income Per Weighted Average OP Unit

     The following tables set forth the computation of net income per weighted average OP Unit outstanding and net income per weighted average OP Unit outstanding -- assuming dilution.

                       ERP OPERATING LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                                       Nine Months Ended September 30,   Quarter Ended September 30,
                                                                       -------------------------------   ---------------------------
                                                                            1998             1997            1998           1997
                                                                       -------------------------------   ---------------------------
                                                                              (Amounts in thousands except per OP Unit amounts)
Numerator:

 Income before allocation of income to Redeemable
  Preference Units and gain on disposition
  of properties                                                           $182,017         $121,413        $ 59,477       $ 50,029
 Income allocated to Redeemable Preference Units                           (65,075)         (37,287)        (21,691)       (16,348)
                                                                          --------         --------        --------       --------
 Income before gain on disposition of properties                           116,942           84,126          37,786         33,681

 Gain on disposition of properties                                          12,717            3,923           1,625            291
                                                                          --------         --------        --------       --------
 Numerator for net income per weighted average
  OP Unit outstanding                                                     $129,659           88,049          39,411         33,972

 Effect of dilutive securities:
  Series E Cumulative Convertible Preference Units                               -                -               -             -
  Series G Convertible Cumulative Preference Units                               -                -               -             -
                                                                          --------         --------        --------       --------
 Numerator for net income per weighted average
  OP Unit outstanding - assuming dilution                                 $129,659         $ 88,049        $ 39,411       $ 33,972
                                                                          ========         ========        ========       ========
Denominator:

 Denominator for net income per weighted
  average OP Unit outstanding                                              106,630           68,970         109,688         81,134

 Effect of dilutive securities (1):
  OP Units issuable upon exercise of the
   Company's share options                                                     922              989             628          1,191
                                                                          --------         --------        --------       --------
 Denominator for net income per weighted average
  OP Unit outstanding - assuming dilution                                  107,552           69,959         110,316         82,325
                                                                          ========         =========       ========       ========
 Net income per weighted average OP Unit outstanding                      $   1.22         $   1.28        $   0.36       $   0.42
                                                                          ========         =========       ========       ========
 Net income per weighted average OP Unit
  outstanding - assuming dilution                                         $   1.21         $   1.26        $   0.36       $   0.41
                                                                          ========         =========       ========       ========

          ERP OPERATING LIMITED PARTNERSHIP
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (Unaudited)

                                                                       Nine Months Ended September 30,   Quarter Ended September 30,
                                                                       -------------------------------   ---------------------------
                                                                            1998             1997            1998           1997
                                                                       -------------------------------   ---------------------------
 Net income per weighted average OP Unit
  outstanding:

 Income before gain on disposition of properties
   per weighted average OP Unit outstanding                               $   1.09         $   1.22        $   0.34       $   0.42
 Gain on disposition of properties                                            0.13             0.06            0.02           0.00
                                                                          --------         --------        --------       --------

 Net income per weighted average OP Unit outstanding                      $   1.22         $   1.28        $   0.36       $   0.42
                                                                          ========         ========        ========       ========

 Net income per weighted average OP Unit
  outstanding - assuming dilution:

 Income before gain on disposition of properties
  per weighted average OP Unit outstanding -
  assuming dilution                                                       $   1.09         $   1.20        $   0.34       $   0.41
 Gain on disposition of properties                                            0.12             0.06            0.02           0.00
                                                                          --------         --------        --------       --------

 Net income per weighted average OP Unit
  outstanding - assuming dilution                                         $   1.21         $   1.26        $   0.36       $   0.41
                                                                          ========         ========        ========       ========


(1) Convertible Preference Units that could be converted into 7,622,951 Common Shares, which would be contributed to the Operating Partnership in exchange for OP Units, were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per OP Unit because it would be anti-dilutive.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

8.   Mortgage Notes Payable

     As of September 30, 1998 the Operating Partnership had outstanding mortgage indebtedness of approximately $1.96 billion encumbering 184 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $209.7 million) was approximately $3.2 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the Nine months ended September 30, 1998, the Operating Partnership assumed and/or entered into mortgage indebtedness on forty Properties in the aggregate amount of $433.5 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of September 30, 1998, the aggregate notional amount of these agreements was approximately $172.6 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of September 30, 1998, the aggregate notional amount of these agreements was approximately $172.6 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

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

     As of September 30, 1998, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through February 1, 2032. During the nine months

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

ended September 30, 1998, the Operating Partnership repaid the outstanding mortgage balance on seven Properties in the amount of $46.9 million. Subsequent to September 30, 1998, the Operating Partnership repaid the outstanding mortgage balances on two Properties in the aggregate amount of approximately $17 million.

9.   Line of Credit

     As of September 30, 1998, there was $310 million outstanding on the line of credit, bearing interest at a weighted average interest rate of 6.07%.

10.  Notes

     As of September 30, 1998, the Operating Partnership had outstanding unsecured notes of approximately $1.7 billion (net of a $4.9 million discount and including a $7 million premium).

     In February 1996, the Operating Partnership entered into a forward starting swap agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999 through May 2003. There was no cost to the Operating Partnership for entering into this agreement.

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of September 30, 1998, the unamortized balance of this cost was approximately $0.4 million.

     Prior to the issuance of the 2026 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership received a one-time settlement payment of this transaction, which was approximately $0.6 million and is being amortized over ten years. As of September 30, 1998, the unamortized balance was approximately $0.5 million.

     Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuance's. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of September 30, 1998 the unamortized balance of these costs were approximately $3.9 million and $1.4 million, respectively.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the 2015 Notes on a straight-line basis. The 2015 Notes are due April

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semiannually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender on the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. As of September 30, 1998 the unamortized balance was approximately $7.9 million. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years. As of September 30, 1998 the unamortized balance was approximately $0.6 million.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Seventh Public Debt Offering").
The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes will be reset quarterly, and will equal LIBOR plus an applicable spread. The spread during the Initial Spread Period is .45%. After the Initial Spread Period, the character (i.e. fixed or floating rate) and duration of the interest rate on the notes will be agreed to by the Operating Partnership and the Remarketing Underwriter on each applicable determination date, and the subsequent spread will be agreed to by the Operating Partnership and the Remarketing Underwriter, initially Merrill Lynch, Pierce, Fenner and Smith, Inc., on the corresponding spread determination date. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Eighth Public Debt Offering"). The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999.
The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

11.  Deposits - restricted

     Deposits-restricted as of September 30, 1998 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $16.2 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of two properties and earnest money deposits made for additional acquisitions. In addition, approximately $14.6 million was for tenant security and utility deposits for certain of the Operating Partnership's Properties.

12.  Summarized Pro Forma Condensed Statement of Operations

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Sixth Public Debt Offering, the Seventh Public Debt Offering, the Eighth Public Debt Offering, the acquisition of an additional 96 Properties, including the related assumption of $433.5 million of mortgage indebtedness, the issuance of OP Units with a value of $164.1 million and the disposition of nine properties (as described in Note 3, Note 4, Note 6, Note 8 and Note 10 of Notes to Consolidated Financial Statements) had occurred on January 1, 1998. This would result in 110,181,843 OP Units outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period. The amounts presented in the following statement are in thousands except for OP Unit amounts:

                                                               Summarized
                                                                Pro Forma
                                                           Condensed Statement
                                                              of Operations
                                                           For the Nine Months
                                                                  Ended
                                                           September 30, 1998
                                                           -------------------
Total Revenues                                                 $1,011,035
                                                               ----------
Total Expenses                                                    828,672
                                                               ----------
Pro Forma net income available for OP Units                    $  130,005
                                                               ==========
Pro Forma net income per OP Unit                               $     1.18
                                                               ==========

                       ERP OPERATING LIMITED PARTNERSHIP

                                  (Unaudited)

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

     In connection with the Joint Venture Agreement, the Operating Partnership has a contingent obligation to fund an additional $20 million in connection with the third party construction financing.

     In connection with the Wellsford Merger, the Operating Partnership has provided a standby obligation in the amount of $30 million pursuant to an agreement entered into with Wellsford Real Properties, Inc., a Maryland corporation ("WRP"), for the construction financing for a multifamily development project located in Denver, Colorado. In addition, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at the multifamily development project. The aforementioned multifamily development project was completed during the third quarter of 1998. As a result of this the Operating Partnership anticipates that permanent financing will be secured in the fourth quarter of 1998, at which time, the Operating Partnership's standby commitment will be terminated.

14.  Subsequent Events

     On October 6, 1998, the Operating Partnership sold Windridge Apartments located in Lakewood, Washington for a sales price of $3.4 million.

     On October 7, 1998, the Operating Partnership sold a portfolio of five properties located in Oklahoma City, Oklahoma for a sales price of $49.9 million.

     On October 19, 1998, the Operating Partnership acquired through the merger of the multifamily property business of Merry Land and Investment Company, Inc. ("Merry Land") with and into the Company 118 multifamily properties containing 34,990 units in nine states, including 6 properties consisting of 1,962 units under development. In the Merger, each outstanding common share of beneficial interest of Merry Land will be converted into .53 of a common share of the surviving company. The transaction is valued at approximately $2.2 billion, which includes the issuance of $1.1 billion of common stock, $370 million of preferred stock and the assumption of indebtedness of $700 million.

     On October 29, 1998, the Operating Partnership sold Newport Cove Apartments located in Henderson, Nevada for a sales price of $8.5 million.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the EWR Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: the alternative sources of capital to the Operating Partnership are too high; occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; the Year 2000 Issue discussed below; and additional factors as discussed in Part I of the Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Since EQR's IPO and through September 30, 1998, the Operating Partnership has acquired direct or indirect interests in 508 properties (the "Acquired Properties"), containing 140,542 units in the aggregate, for a total purchase price of approximately $8.2 billion, including the assumption of and/or new mortgage indebtedness of approximately $2.4 billion and $0.4 billion of unsecured notes. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Operating Partnership purchased its interests in 96 of such Acquired Properties consisting of 22,032 units in 1998 (the "1998 Acquired Properties").

     During the nine months ended September 30, 1998, the Operating Partnership disposed of nine properties (the "1998 Disposed Properties") for a total sales price of $77.1 million.

     The Operating Partnership's overall results of operations for the nine months ended

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

September 30, 1998 and 1997 have been significantly impacted by the Operating Partnership's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1997 Acquired Properties and the 1998 Acquired Properties. The impact of the 1997 Acquired Properties and the 1998 Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both nine month periods ended September 30, 1998 and September 30, 1997 (the "Nine-month 1998 Same Store Properties") impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both the quarters ended September 30, 1998 and September 30, 1997 (the "Third-Quarter 1998 Same Store Properties") also impacted the Operating Partnership's results of operations. Both the Nine-month 1998 Same Store Properties and Third-Quarter 1998 Same Store Properties are discussed in the following paragraphs.


    Comparison of nine months ended September 30, 1998 to nine months ended
                              September 30, 1997

     For the nine months ended September 30, 1998, income before gain on disposition of properties increased by $60.6 million when compared to this nine months ended September 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties.

     In regard to Nine-month 1998 Same Store Properties, which represents 63,710 units, rental revenues increased by approximately $18.5 million to $396.4 million or 4.9% primarily as a result of higher rental rates charged to new tenants and tenants renewals, as well as a 1.34% increase in average economic occupancy levels. Overall, property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $4 million or 2.7%. This increase was primarily the result of higher compensation costs, utilities, administrative costs, maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $19.5 million

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $87.5 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.7 billion. However, the Operating Partnership's effective interest costs decreased from 7.53% for the nine months ended September 30, 1997 to 7.17% for the nine months ended September 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $5.6 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.67% for the nine months ended September 30, 1998 compared to 1.97% of total revenues for the nine months ended September 30, 1997.

 Comparison of quarter ended September 30, 1998 to quarter ended
                              September 30, 1997

     For the quarter ended September 30, 1998, income before gain on disposition of properties increased by $9.4 million when compared to the quarter ended September 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the continued purchase of multifamily properties, specifically the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties.

     In regard to the Third-Quarter 1998 Same Store Properties, which represents 91,240 units, rental revenues increased by approximately $9.2 million to $188.9 million or 5.13% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1.21% increase in average economic occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.7 million or 3.7%. This increase was primarily the result of higher compensation costs, utilities, administrative costs, maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $6.2 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's additional properties.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense, including amortization of deferred financing costs, increased by approximately $32.7 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding, which increased by $2 billion. However, the Operating Partnership's effective interest costs decreased from 7.52% for the quarter ended September 30, 1997 to 6.99% for the quarter ended September 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.5 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.57% for the quarter ended September 30, 1998, which was a decrease from 1.88% for the quarter ended September 30, 1997.

Liquidity and Capital Resources

     As of January 1, 1998, the Operating Partnership had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at September 30, 1998 was approximately $154 million and the amount available on the Operating Partnership's line of credit was $190 million of which $36.7 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

     With respect to Property acquisitions during the nine months, the Operating Partnership purchased 96 Properties containing 22,032 units for a total acquisition cost of approximately $1.6 billion, including the assumption of and/or new mortgage indebtedness of approximately $433.5 million and the issuance of OP units with a value of $164.1 million. These acquisitions were primarily funded from proceeds received from the various capital and debt transactions as discussed in Note 3 and Note 10, respectively, of the Notes to Consolidated Financial Statements, the Operating Partnership's line of credit and working capital.

     Subsequent to September 30, 1998, the Operating Partnership closed its merger with Merry Land and through this merger acquired 118 properties containing 34,990 units, including 6 properties consisting of 1,962 units under development. In the Merger, each outstanding common share of beneficial interest of Merry Land will be converted into .53 of a common share of the surviving company. The transaction is valued at approximately $2.2 billion, including the issuance of $1.1 billion of common stock, $370 million of preferred stock and the assumption of indebtedness of $700 million. Also, in connection with the merger, the Operating Partnership was required to pay off one of Merry Land's unsecured notes issued in the amount of $120 million as well as various merger costs. The Operating Partnership borrowed certain amounts under its line of credit to fund these needs.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     During the nine months ended September 30, 1998, the Operating Partnership disposed of nine properties that generated net sales proceeds of $76 million. These proceeds were applied to pay down the Operating Partnership's line of credit.

     As of September 30, 1998, the Operating Partnership had total indebtedness of approximately $3.9 billion, which included mortgage indebtedness of $1.96 billion (including premiums of $3.2 million), of which $818 million represented tax-exempt bond indebtedness, unsecured debt of $1.67 billion (including net discounts and premiums in the amount of $2.2 million) and $310 million outstanding on the Operating Partnership's line of credit. During the first nine months, the Operating Partnership repaid $46.9 million of mortgage indebtedness on seven of its Properties. These repayments were funded from the Operating Partnership's line of credit or from proceeds received for the various capital and debt transactions as discussed in Note 3 and Note 10, respectively, of the Notes to Consolidated Financial Statements.

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

     In February 1996, the Operating Partnership entered into a forward starting swap agreement that will hedge the Operating Partnership's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999.

     In August 1996, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's 2026 Notes. The agreement was for a notional amount of $150 million with a locked in treasury rate of 7.57%.

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

     In May 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0%. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Operating Partnership for entering into this agreement.

     In August 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's planned financing in the fourth quarter of 1998. The agreement was for a notional amount of $100 million.

     In August 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.65125%. This agreement was for a notional amount of $150 million with a termination date of August 2003.

     In August 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the interest rate risk on a portion of the Operating Partnership's variable rate tax exempt bond indebtedness at a rate of 3.683%. This agreement was for a notional amount of $150 million with a termination date of August 2005.

     The fair value of these instruments as of September 30, 1998 approximates their carrying or contract values.

     The Operating Partnership has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Operating Partnership has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Operating Partnership's standards. In regard to replacement-type items described above, the Operating Partnership generally expects to spend, on an annual basis, $300 per unit.

     During the nine months ended September 30, 1998, total capital expenditures for the Operating Partnership approximated $68.5 million. Of this amount, approximately $14.8 million related to capital improvements and major repairs for certain of the 1995, 1996, 1997 and 1998 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-IPO properties and certain Acquired Properties approximated $18.2 million, or $127 per unit. Capital spent for replacement-type items approximated $27.6 million, or $192 per unit. Also included in total capital expenditures was approximately $7.9 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1998 are budgeted to be approximately $27.5 million.

     Total distributions paid in October 1998 amounted to approximately $94.3 million, which included distributions declared for the quarter ended September 30, 1998.

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

     In connection with the Merry Land merger the Operating Partnership assumed a line of credit facility in the amount of $120 million. Combined with the Operating Partnership's existing line of credit the Operating Partnership has total availability of $620 million. As of November 11, 1998, $400 million was outstanding under these combined facilities.


Year 2000 Issue

     The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Operating Partnership's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     The Operating Partnership believes that it has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers, data networking equipment, telephone systems, fax machines, copy machines, etc.) and software, and property environmental, health safety and security systems (such as elevators and alarm systems).

     The Operating Partnership anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Operating Partnership is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second quarter of 1999. The Operating Partnership has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 70% has been incurred as of September 30, 1998. This estimate is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

     In some cases, various third party vendors have been queried on their Year 2000 readiness. The Operating Partnership continues to query its significant suppliers and vendors to determine the extent to which the Operating Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Operating Partnership is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Operating Partnership's results of operations, liquidity, or capital

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

resources. However, there can be no assurances that the systems of other companies, on which the Operating Partnership's systems rely, will be timely converted and would not have an adverse effect on the Operating Partnership's systems.

     Management of the Operating Partnership believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In addition, the Operating Partnership has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the Operating Partnership is delayed. Aside from catastrophic failure of banks or governmental agencies, the Operating Partnership believes that it could continue its normal business operations if compliance by the Operating Partnership is delayed. The Operating Partnership does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.


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

     For the nine months ended September 30, 1998, FFO increased $132.8 million, representing a 70.4% increase when compared to the nine months ended September 30, 1997. For the quarter ended September 30, 1998, FFO increased by $36.7 million representing a 48.2% increase when compared to the quarter ended September 30, 1997.

                       ERP OPERATING LIMITED PARTNERSHIP

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following is a reconciliation of net income to FFO for the nine months and quarters ended September 30, 1998 and 1997:

                                               Nine Months   Nine Months    Quarter    Quarter
                                                  Ended         Ended        Ended      Ended
                                                 9/30/98       9/30/97      9/30/98    9/30/97
                                               -----------   -----------   --------   --------
Net income                                      $194,734       $125,336    $ 61,102   $ 50,320
Adjustments:
    Depreciation on real estate assets           204,401        104,288      75,014     42,403
    Amortization of deferred financing costs
      related to predecessor business                 35            157          --         41
    Allocation of net income to Cumulative
      Redeemable Preference Units                (65,075)       (37,287)    (21,691)   (16,348)
    Gain on disposition of properties            (12,717)        (3,923)     (1,625)      (291)
                                                ---------      --------    --------   --------
FFO                                             $321,378       $188,571    $112,800   $ 76,125
                                                =========      ========    ========   ========

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

     The special shareholder meetings of both the General Partner of the Operating Partnership and Merry Land were held on October 15, 1998. At such meetings, the shareholders of the General Partner of the Operating Partnership and of Merry Land both voted to approve the merger of Equity Residential Properties and Merry Land and Investment, Inc.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits:

12   Computation of Ratio of Earnings to Fixed Charges.


(B)  Reports on Form 8-K:

A Report on Form 8-K dated July 8, 1998, reporting information on the proposed Merger with Merry Land and Investment Company, Inc.

A Report on Form 8-K dated July 23, 1998, reporting financial information of Merry Land and Investment Company, Inc.

A Report on Form 8-K/A dated July 23, 1998, reporting additional financial information of Merry Land and Investment Company, Inc.

A Report on Form 8-K dated August 11, 1998, relating to Ernst & Young LLP consents to various 33 Act Registration Statements.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ERP OPERATING LIMITED PARTNERSHIP
                                        BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                        ITS GENERAL PARTNER


Date:   November 13, 1998               By:    /s/    Bruce C. Strohm
      ---------------------                 -----------------------------------
                                                      Bruce C. Strohm

                                                 Executive Vice President,
                                               General Counsel and Secretary



Date:   November 13, 1998               By:    /s/   Michael J. McHugh
      ---------------------                 -----------------------------------
                                                     Michael J. McHugh

                                              Executive Vice President, Chief
                                             Accounting Officer and Treasurer