Form 10-K405
period 1998-12-31
ERP OPERATING LTD PARTNERSHIP
filed 1999-03-30
CIK 931182

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE


None.

                       ERP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

PART I.                                                                     PAGE
                                                                            ----


  Item 1.   Business                                                           4
  Item 2.   Properties                                                        18
  Item 3.   Legal Proceedings                                                 43
  Item 4.   Submission of Matters to a Vote of Security Holders               43

PART II.

  Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters                                               44
  Item 6.   Selected Financial Data                                           44
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         47
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk         59
  Item 8.   Financial Statements and Supplementary Data                       60
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              60

PART III.

  Item 10.  Trustees and Executive Officers of the Registrant                 61
  Item 11.  Executive Compensation                                            65
  Item 12.  Security Ownership of Certain Beneficial Owners and Management    65
  Item 13.  Certain Relationships and Related Transactions                    68

PART IV.

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  72


                                    PART I

Item 1.  Business

General

     ERP Operating Limited Partnership, an Illinois limited partnership formed in May 1993 (the "Operating Partnership"), is managed by Equity Residential Properties Trust ("EQR"), a Maryland real estate investment trust (the "Company"), its general partner. The Company is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily residential business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") (collectively, the "Mergers").

     The Operating Partnership's subsidiaries include Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of partnerships (the "Financing Partnerships") and limited liability companies ("LLCs") which beneficially own certain properties encumbered by mortgage indebtedness, and Merry Land DownREIT I LP.

     As of December 31, 1998, the Operating Partnership owned or had interests in 681 multifamily properties of which it controlled a portfolio of 654 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 187,002 units. The remaining 27 properties represent an investment in partnership interests and subordinated mortgages collateralized by 21 properties containing 3,896 units and an investment in six joint ventures consisting of six properties containing 1,297 units (collectively, the "Additional Properties"). The Operating Partnership's Properties and the Additional Properties are located throughout the United States in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In addition, Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II") also provide residential property and asset management services to 52 properties containing 12,890 units owned by affiliated entities. The Company is, together with the Operating Partnership, one of the largest publicly traded REITs (based on the aggregate market value of the Company's outstanding Common Shares) and is one of the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly-owned and total revenues earned).

     Since the EQR IPO and through December 31, 1998, the Operating Partnership has acquired direct or indirect interests in 650 properties (which included the debt collateralized by six Properties) containing 180,224 units in the aggregate for a total purchase price of approximately $10.6 billion, including the assumption of approximately $2.6 billion of mortgage indebtedness and $845.9 million of unsecured notes. Since the EQR IPO and through December 31, 1998, the Operating Partnership has disposed of 38 properties and a portion of one Property, containing 9,754 units, and a vacant land parcel for a total sales price of approximately $306.8 million.

     The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In

                                    PART I

addition, the Operating Partnership has 30 management offices in the following cities:

   . Chicago, Illinois;
   . Dallas, Houston and San Antonio, Texas;
   . Denver, Colorado;
   . Bethesda, Maryland;
   . Atlanta and Augusta, Georgia;
   . Las Vegas, Nevada;
   . Scottsdale and Tucson, Arizona;
   . Portland, Oregon;
   . Ypsilanti, Michigan;
   . Charlotte and Raleigh, North Carolina;
   . Tampa, Jacksonville, Ft. Lauderdale and Orlando, Florida;
   . Irvine, Pleasant Hill and Stockton, California;
   . Kansas City, Kansas;
   . Minneapolis, Minnesota;
   . Louisville, Kentucky;
   . Tulsa, Oklahoma;
   . Seattle and Redmond, Washington; and
   . Nashville and Memphis, Tennessee.

The Operating Partnership has approximately 6,000 employees. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Operating Partnership's Properties. A leasing administrator and/or property administrator generally assists the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

Business Objectives and Operating Strategies

     The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing: (a) the value of the Properties; (b) distributions on a per limited partnership interest ("OP Unit") basis; and (c) partners' value.

The Operating Partnership's strategies for accomplishing these objectives are:

   . maintaining and increasing Property occupancy while increasing rental rates;
   . controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;
   . pursuing acquisitions that:
     a)  are available at prices below estimated replacement costs;
     b)  have potential for rental rate and/or occupancy increases;
     c)  have attractive locations in their respective markets;
     d) provide anticipated total returns that will increase the Operating Partnership's distributions per OP Unit; and
   . purchasing newly developed as well as co-investing in the development of multifamily communities in the Operating Partnership's existing target markets where the market conditions warrant such development.

     The Operating Partnership is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant services. In

                                    PART I

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

When evaluating potential acquisitions, the Operating Partnership will consider:
     .   the geographic area and type of community;
     .   the location, construction quality, condition and design of the property;
     . the current and projected cash flow of the property and the ability to increase cash flow;
     .   the potential for capital appreciation of the property;
     .   the terms of resident leases, including the potential for rent increases;
     . the potential for economic growth and the tax and regulatory environment of the community in which the property is located;
     . the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
     . the prospects for liquidity through sale, financing or refinancing of the property;
     .   the benefits of integration into existing operations; and
     . competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area.

The Operating Partnership expects to purchase multifamily properties with physical and market characteristics similar to the Properties.

Development Strategies

     The Operating Partnership seeks to acquire newly constructed properties and make investments towards the development of properties in markets where it discerns strong demand, which the Operating Partnership believes will enable it to achieve superior rates of return. The Operating Partnership's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location, the Operating Partnership analyzes relevant demographic, economic and financial data. Specifically, the Operating Partnership considers the following factors, among others, in determining the viability of a potential new apartment community:

     .   income levels and employment growth trends in the relevant market;
     .   uniqueness of location;
     .   household growth and net migration of the relevant market's population;

                                    PART I

   . supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels;
   . barriers to entry that would limit competition; and . the purchase prices and yields of available existing stabilized communities, if any.

Disposition Strategies

     Management will use market information to evaluate dispositions. Factors the Operating Partnership considers in deciding whether to dispose of its Properties include the following:

   . potential increases in new construction;
   . areas where the economy is expected to decline substantially; and . markets where the Operating Partnership does not intend to establish long-
     term concentrations.

The Operating Partnership will reinvest the proceeds received from property dispositions to fund property acquisitions. In addition, when feasible the Operating Partnership may structure these transactions as tax deferred exchanges.

Financing Strategies

     It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation, dividends payable or similar indebtedness that will be paid in the ordinary course of business, and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its susidiaries.

Equity Offerings For the Years Ended December 31, 1996, 1997 and 1998
---------------------------------------------------------------------

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

                                    PART I

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

                                    PART I

Operating Partnership net proceeds of approximately $24.2 million in connection with this offering (the "September 1997 Common Share Offering") in exchange for OP Units.

     In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares") pursuant to the August 1997 Equity Shelf Registration. Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters. The Company contributed to the Operating Partnership the net proceeds of approximately $303.6 million in connection with this offering (the "Series G Preferred Share Offering") in exchange for 1,265,000 of the Operating Partnership's 7 1/4% convertible cumulative preference units (the "Series G Convertible Cumulative Preference Units").

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

     On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment - DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan) (which is referred to herein as the "Share Purchase - DRIP Plan"). The proceeds from sales were contributed to the Operating Partnership in exchange for OP Units.

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

     During 1997, the Company issued 84,183 Common Shares pursuant to the Employee Share Purchase Plan at net prices which ranged from $35.63 per share to $42.08 per share and contributed to the

                                    PART I

Operating Partnership proceeds in the amount of approximately $3.2 million in connection therewith in exchange for OP Units.

     On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share (the "January 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $195.3 million in exchange for OP Units.

     On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998.

     On February 18, 1998, the Company completed two offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1,000,000 publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company contributed to the Operating Partnership net proceeds from these offerings (collectively, the "February 1998 Common Share Offerings") of approximately $95 million in exchange for OP Units.

     On March 30, 1998, the Company completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share (the "March 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $23.7 million in exchange for OP Units.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share (the "April 1998 Common Share Offering"). The Company contributed to the Operating Partnership net proceeds of approximately $44.1 million in exchange for OP Units.

     On September 20, 1998, the Company completed its repurchase of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The purchases were made between August 5 and September 17, 1998. The Operating Partnership paid approximately $94.7 million in exchange for OP Units. These shares and OP Units were subsequently retired.

     During 1998, the Company issued 93,521 Common Shares pursuant to the Employee Share Purchase Plan. The Company contributed to the Operating Partnership net proceeds of approximately $3.7 million in exchange for OP Units.

     During 1998, the Company issued 1,023,184 Common Shares pursuant to the Direct Share Purchase Plan. The Company contributed to the Operating Partnership net proceeds of approximately $50.7 million in exchange for OP Units.

Debt Offerings For the Years Ended December 31, 1996, 1997 and 1998
-------------------------------------------------------------------

     In August 1996, the Operating Partnership issued $150 million of 7.57% unsecured fixed rate notes (the "2026 Notes ") in a public debt offering (the "Third Public Debt Offering"). The Operating Partnership

                                    PART I

received net proceeds of approximately $149 million in connection with this issuance.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration").

     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in a public debt offering (the "Fourth Public Debt Offering"). The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in a public debt offering (the "Fifth Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The Operating Partnership received net proceeds of approximately $198.5 million in connection with the 2001 Notes and the 2003 Notes.

     On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2015 Notes are due April 13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender to the remarketing agent on the Remarketing Date, at the election of the remarketing dealer and subject to certain limitations. If the remarketing dealer, initially Salomon Brothers Inc., does not purchase all tendered 2015 Notes on the Remarketing Date, or in certain other limited circumstances, the Operating Partnership will be required to repurchase the 2015 Notes at 100% of their principal amount plus accrued interest. If the 2015 Notes are remarketed, the 2015 Notes will bear interest at the rate determined by the remarketing dealer on and after the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering (the "Seventh Public Debt Offering"). The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes will be reset quarterly, and will equal LIBOR plus an applicable spread. The spread during the Initial Spread Period is .45%. After the Initial Spread Period, the character (i.e. fixed or floating rate) and duration of the interest rate on the notes and the subsequent spread will be agreed to by the Operating Partnership and the

                                    PART I

remarketing underwriter, initially Merrill Lynch, Pierce, Fenner and Smith Incorporated, on each applicable determination date. Beginning August 23, 1999, the Operating Partnership may elect to redeem the August 2003 Notes on certain dates and in certain circumstances. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering (the "Eighth Public Debt Offering"). The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

Credit Facilities

     The Operating Partnership has a revolving credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. This credit facility matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month London Interbank Offered Rate ("LIBOR"), plus a certain spread dependent upon the Company's credit rating, which spread is currently 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1998, $245 million of borrowings were outstanding on this credit facility, bearing interest at a weighted average rate of 6.04%.

     In connection with the MRY Merger, the Operating Partnership assumed an additional revolving credit facility with First Union Bank (as agent), with potential borrowings of up to $120 million. This credit facility matures in September 2000 and borrowings generally will bear interest at a per annum rate of LIBOR, plus a certain spread dependent upon the Company's credit rating, which spread is currently 0.50%, and is subject to an annual facility fee of $120,000. As of December 31, 1998, $45 million was outstanding under this facility, bearing interest at a weighted average rate of 5.74%.

Business Combinations

     On May 30, 1997, the Company completed the acquisition of the multifamily property business of Wellsford through the Wellsford Merger. The transaction was valued at approximately $1 billion and included 72 Properties of Wellsford containing 19,004 units, which were contributed to the Operating Partnership. The purchase price consisted of:

 . 10.8 million Common Shares issued by the Company with a market value, at the date of closing, of $443.7 million. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 10.8 million OP Units to the Company;
 .  liquidation value of $157.5 million for the following:
   a) Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest;
   b) Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest;

 .  assumption of mortgage indebtedness and unsecured notes in the amount of $345 million;
 . assumption of other liabilities of approximately $33.5 million; and . other merger related costs of approximately $23.4 million.

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

                                    PART I

Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

     On December 23, 1997, the Company completed the acquisition of the multifamily property business of EWR, through the EWR Merger. The transaction was valued at approximately $1.2 billion and included 53 Properties of EWR containing 15,331 units and three Properties under construction or expansion containing 953 units, which were contributed to the Operating Partnership. The purchase price consisted of:

 . 10.3 million Common Shares issued by the Company with a market value, at the date of closing, of approximately 501.6 million. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 10.3 million OP Units to the Company.
 . issuance of approximately 2.2 million Operating Partnership OP Units, in exchange for approximately 4.4 million EWR Operating Partnership OP units at a market value of approximately $107.3 million;
 . assumption of mortgage indebtedness and unsecured notes in the amount of $498 million;
 . assumption of other liabilities of approximately $28.2 million; and . other merger related costs of approximately $16.7 million.

  In the EWR Merger, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share.

     On October 19, 1998, the Company completed the acquisition of the multifamily property business of MRY, through the MRY Merger. The transaction was valued at approximately $2.2 billion and included 108 Properties containing 32,315 units, four Properties under construction and/or expansion anticipated to contain 1,378 units and six Additional Properties containing 1,297 units that were contributed to six joint ventures. The purchase price consisted of:

 . 21.8 million Common Shares issued by the Company with a market value, at the date of closing, of approximately $1 billion. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 21.8 million OP Units to the Company.
 . issuance of approximately 0.9 million Operating Partnership OP Units, in exchange for approximately 1.6 million MRY DownREIT I LP units at a market value of approximately $40.2 million;
 . liquidation value of $369.1 million for the following:
  a) MRY Series A Cumulative Convertible Preferred Shares of Beneficial
     Interest;
  b) MRY Series B Cumulative Convertible Preferred Shares of Beneficial
     Interest;
  c) MRY Series C Cumulative Convertible Preferred Shares of Beneficial
     Interest;
  d) MRY Series D Cumulative Redeemable Preferred Shares of Beneficial
     Interest;
  e) MRY Series E Cumulative Redeemable Preferred Shares of Beneficial
     Interest;
 . assumption of mortgage indebtedness, unsecured notes and a line of credit in the amount of $723.5 million;
 . assumption of other liabilities of approximately $46.5 million; and . other merger related costs of approximately $51.9 million.

     In the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into .53 of a Common Share. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). In connection with this spin-off, each holder of MRY common shares received one share of MRYP Spinco for each twenty shares of MRY common held. As partial consideration for the transfer, the Operating Partnership extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At December 31, 1998, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points. As additional consideration, the Operating Partnership extended an additional $20 million of indebtedness to MRYP Spinco under a 15-year, Subordinated Debt Agreement, bearing interest payable quarterly. The Operating Partnership also entered

                                    PART I

into the Preferred Stock Agreement and received 5,000 shares of MRYP Spinco Preferred Stock with a liquidation preference of $1,000 per share.

     In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares"). The Operating Partnership issued to the Company Preference Units with identical terms to the above.

Recent Transactions

     From January 1, 1999 through March 12, 1999, the Operating Partnership acquired three Properties from an affiliated party and two Properties from unaffiliated third parties for a total purchase price of approximately $86.6 million, which included the assumption of mortgage indebtedness of approximately $16.9 million. The three Properties acquired from an affiliated party were Aspen Crossing, a 192-unit property located in Wheaton, Maryland; Fireside Park, a 236-unit property located in Rockville, Maryland; and Mill Pond, a 240-unit property located in Glen Burnie, Maryland. The two Properties acquired from unaffiliated third parties were Copper Canyon, a 222-unit property located in Denver, Colorado; and Siena Terrace, a 356-unit property located in Lake Forest, California.

     From January 1, 1999 through March 12, 1999, the Operating Partnership disposed of six Properties for a total sales price of $64 million.

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

Risk Factors

     The following Risk Factors omit the use of defined terms used elsewhere herein and contain defined terms that are different from those used in the other sections of this report. Unless otherwise indicated, when used in this section, the terms "we" and "us" refer to ERP Operating Limited Partnership, an Illinois limited partnership, which is managed by its general partner Equity Residential Properties Trust, a Maryland real estate investment trust.

     Set forth below are the risks that we believe are important to investors who purchase or own our Units of limited partnership interest or debt securities. In this section, we refer to the Units and debt

                                    PART I

securities together as our "securities," and the investors who own Units and/or debt securities as our "security holders."

Debt Financing and Preferred Shares Could Adversely Affect Our Performance

     General

     As of December 31, 1998, our multifamily properties were subject to approximately $2.3 billion of mortgage indebtedness and our total debt equaled approximately $4.7 billion. Of our total debt outstanding, $840 million (including the balance of $290 million outstanding on our $620 million unsecured lines of credit) was floating rate debt, which included $684.7 million issued at tax exempt rates. In addition to debt, Equity Residential Properties Trust, our general partner, has issued preferred shares of beneficial interest and depositary shares. The use of debt and preferred equity financing creates certain risks, including the following.

     Scheduled Debt Payments Could Adversely Affect Our Financial Condition

     In the future, our cash flow could be insufficient to pay distributions on our securities at expected levels and to meet required payments of principal and interest. We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of our existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as our general partner raising new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.

     Financial Covenants Could Adversely Affect Our Financial Condition

     If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on our mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax. This would adversely affect our cash flow and would make it more difficult for us to service our debt and make distributions to security holders.

     The mortgages on our properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. The indentures under which a substantial portion of our debt was issued contain certain financial and operating covenants including, among other things, certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these restrictions, our ability to acquire additional properties may be limited. Our inability to acquire additional properties may limit our management's ability to increase funds from operations, and thereby cash available to service debt and make distributions to security holders.

                                    PART I

     Some of our properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements require us to lower our rental rates to attract low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited.

     Our Degree of Leverage Could Limit Our Ability to Obtain Additional
     Financing

     The debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common and preferred shares of beneficial interest and Units) of our general partner and its subsidiaries (including us) was approximately 41% as of December 31, 1998. We have a policy of incurring indebtedness for borrowed money only if upon such incurrence this debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

     Rising Interest Rates Could Adversely Affect Cash Flow

     Advances under our credit facilities bear interest at variable rates based upon one, two, three or six month LIBOR, plus a certain spread dependent upon the Operating Partnership's credit rating. Certain of our senior unsecured debt instruments also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

Environmental Problems are Possible and Can be Costly

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

     All of our properties have been the subject of a Phase I, and in certain cases a supplemental, environmental assessment completed by qualified independent environmental consultant companies. Environmental assessments were obtained prior to our acquisition of each of our properties. These

                                    PART I

environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity.

     We cannot assure you that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

Our Ability to Service Debt and Make Distributions to Security Holders is Subject to Risks Associated With the Real Estate Industry

     General

     Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to tenants, competition from other available multifamily property owners and changes in market rental rates. Our ability to service our debt and make distributions to security holders also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     We May be Unable to Renew Leases or Relet Space as Leases Expire

     When our tenants decide not to renew their leases upon expiration, we may not be able to relet their space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.

     New Acquisitions or Developments May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

     We intend to continue to actively acquire or develop multifamily properties. Newly acquired or developed properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property. Additionally, we expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. This competition has increased prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

     Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate

     Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service our debt and make distributions to our security holders.

                                    PART I

     Changes in Laws Could Affect Our Business

     We are generally not able to pass through to our tenants under existing leases increases in real estate taxes, income taxes and service or other taxes. Consequently, any such increases may adversely affect our financial condition and limit our ability to service our debt and make distributions to our security holders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to service our debt and make distributions on our securities.

We Depend on Our Key Personnel

     We depend on the efforts of the executive officers of our general partner, particularly Samuel Zell and Douglas Crocker II. If they resign, our operations could be temporarily adversely effected. Neither Mr. Crocker nor Mr. Zell has entered into an employment agreement with our general partner.

Our General Partner's Compliance with Real Estate Investment Trust (REIT) Distribution Requirements May Affect Our Financial Condition

     Distribution Requirements May Increase the Indebtedness of the Company

     We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable our general partner to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet such distribution requirements.

     We Are Dependent on External Sources of Capital

     Because of our general partner's annual REIT distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional debt financing may substantially increase our leverage.

Item 2. The Properties

     As of December 31, 1998, the Operating Partnership controlled a portfolio of 654 multifamily Properties, of which six are under development, located in 35 states containing 187,002 apartment units, of which 2,107 units pertain to the development Properties. The average number of units per Property, not including the development Properties, was approximately 285. The units are typically contained in a series of two-story buildings. The Properties contain an aggregate of 166.1 million rentable square feet, with an average unit size of 898 square feet (not including the development Properties). The average rent per unit was $739 and the average rent per square foot was $0.82 (not including the development Properties).

     As of December 31, 1998, the Properties had an average occupancy rate of 95%. Tenant leases are generally year-to-year and require security deposits. The Properties typically provide residents with attractive amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain Properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms.

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

     The Operating Partnership beneficially owns fee simple title to 647 of the Properties and holds a 99-year leasehold interest with respect to one Property (Mallgate). Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or land trusts that engage in no business other than holding title to the Property for the benefit of the Operating Partnership. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by an LLC. In addition, with respect to two Properties, the Operating Partnership owns the debt collateralized by such Properties and with respect to four Properties, the Operating Partnership owns an interest in the debt collateralized by the Properties.

     As of December 31, 1998, the Operating Partnership had an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties and an investment in six joint ventures consisting of six of the Additional Properties. The Additional Properties contain 5,193 units, located in six states.

     The following tables include only those Properties and Additional Properties owned by the Operating Partnership or in which the Operating Partnership had a direct equity or mortgage interest at December 31, 1998. As such, the properties currently under development by third parties (see discussion in Item 7) are not included in the following tables. In addition, the units for expansion properties are not included in the following tables until the expansion is complete.

     The following tables set forth certain information relating to the Properties, Properties under development and the Additional Properties:

Item 2. Properties
               PROPERTIES- Continued

                                                                                                            December, 1998
                                                                                            Occupancy        Avg. Monthly
                                                                              Average         As of        Rental Rate Per
                                         Year(s)                Square    Square Footage     December    -------------------
Property                               Constructed    Units    Footage       Per Unit        31, 1998    Unit    Square Foot
----------------------------------------------------------------------------------------------------------------------------
ALABAMA
Colony Woods, Birmingham (1)            1991/1994      414     450,892         1,089          99.8%      $652       $0.60

Meadows on the Lake/Park,
   Birmingham (2 properties)            1986/1987      400     418,452         1,046          95.7%      $630       $0.60

Shoal Run, Birmingham                      1986        276     249,300           903          96.0%      $572       $0.63

ARIZONA
Acacia Creek, Scottsdale                1988-1994      508     462,280           910          97.8%      $773       $0.85

Arboretum, Tucson (1)                      1987        496     402,272           811          94.3%      $589       $0.73

Bay Club, Phoenix                          1976        420     257,790           614          93.3%      $557       $0.91

Bayside at the Islands, Gilbert (1)        1989        272     236,640           870          91.9%      $743       $0.85

Bear Canyon, Tucson                        1996        238     231,640           973          94.5%      $742       $0.76

Camellero, Scottsdale (1)                  1979        344     311,526           906          93.0%      $740       $0.82

Canyon Creek, Tucson                       1986        242     169,946           702          97.5%      $503       $0.72

Canyon Sands, Phoenix                      1983        412     353,592           858          91.8%      $584       $0.68

Chandler Court, Chandler                   1987        311     263,338           847          95.2%      $651       $0.77

Copper Creek, Phoenix                      1984        144     146,024         1,014          95.1%      $799       $0.79

Country Brook, Chandler (1)             1986-1996      396     381,333           963          92.2%      $763       $0.79

Crown Court, Phoenix                       1987        416     464,582         1,117          97.1%      $869       $0.78

Crystal Creek, Phoenix                     1985        273     190,140           696          91.5%      $605       $0.87

Del Coronado, Mesa (1)                     1985        419     394,062           940          96.6%      $673       $0.72

Desert Sands, Phoenix                      1982        412     353,592           858          91.8%      $584       $0.68

Dos Caminos, Phoenix                       1983        264     265,884         1,007          98.5%      $794       $0.79

Flying Sun, Phoenix                        1983        108      93,708           868          94.4%      $618       $0.71

Fountain Creek, Phoenix                    1984        186     144,374           776          93.0%      $621       $0.80

Gateway Villas, Scottsdale                 1995        180     179,664           998          95.5%      $830       $0.83

Greenwood Village, Tempe (1)               1984        270     238,768           884          94.8%      $696       $0.79

Harrison Park, Tucson (1)                  1985        360     322,356           895          95.5%      $623       $0.70

Heritage Point, Mesa                       1986        148     114,436           773          91.1%      $666       $0.86

Indian Bend, Scottsdale                    1973        275     226,444           823          88.0%      $697       $0.85

Ingleside, Phoenix                         1995        120     118,664           989          96.7%      $885       $0.89

Isle at Arrowhead Ranch, Glendale          1996        256     244,608           956          94.0%      $817       $0.86

La Mariposa, Mesa (1)                      1986        222     206,052           928          97.3%      $648       $0.70

La Reserve Villas, Tucson (1)              1988        240     216,008           900          95.0%      $651       $0.72

La Valencia, Mesa                          1997        361     342,946           950          96.7%      $675       $0.71

Ladera, Phoenix                            1995        248     243,312           981          97.6%      $871       $0.89

Item 2. Properties
               PROPERTIES- Continued

                                                                                                            December, 1998
                                                                                            Occupancy        Avg. Monthly
                                                                              Average         As of        Rental Rate Per
                                         Year(s)                Square    Square Footage     December    -------------------
Property                               Constructed    Units    Footage       Per Unit        31, 1998    Unit    Square Foot
----------------------------------------------------------------------------------------------------------------------------
Legends at La Paloma, Tucson               1995        312     325,648         1,044          92.9%      $804       $0.77

Little Cottonwoods, Tempe (1)              1984        379     389,012         1,026          90.7%      $790       $0.77

Mirador, Phoenix                           1995        316     311,928           987          98.7%      $826       $0.84

Misson Palms, Tucson                       1980        360     372,918         1,036          93.1%      $681       $0.66

Morningside, Scottsdale (1)                1989        160     163,116         1,019          98.8%      $805       $0.79

Mountain Park, Phoenix (1)                 1994        240     230,560           961          95.0%      $808       $0.84

Orange Grove Village, Tucson (1)        1986-1995      400     339,396           848          92.2%      $563       $0.66

Park Meadow, Gilbert (1)                   1986        224     197,264           881          90.6%      $702       $0.80

Preserve at Squaw Park, Phoenix (1)        1990        108     92,168            853          96.3%      $855       $1.00

Promontory Pointe I&II, Phoenix (1)     1984-1996      424     421,446           994          95.7%      $778       $0.78

Rancho Murietta, Tempe                     1983        292     253,016           866          94.5%      $733       $0.85

San Tropez, Phoenix                        1989        316     332,080         1,051          95.7%      $899       $0.86

Scottsdale Courtyards, Scottsdale (1)      1993        274     284,175         1,037          95.8%      $907       $0.87

Scottsdale Meadows, Scottsdale             1984        168     149,520           890          98.2%      $739       $0.83

Sedona Ridge, Phoenix                      1988        250     235,345           941          96.4%      $749       $0.80

Shadow Brook, Scottsdale (1)               1984        224     226,296         1,010          95.5%      $859       $0.85

Shores at Andersen Springs, Chandler (1)   1989        299     265,218           887          94.0%      $768       $0.87

Silver Creek, Phoenix (1)                  1986        174     134,820           775          91.3%      $629       $0.81

Skyline Gateway, Tucson                    1985        246     179,422           729          95.5%      $587       $0.80

Sonoran, Phoenix (1)                       1995        429     413,344           964          94.9%      $789       $0.82

Southbank, Mesa                            1985        113     99,448            880          92.0%      $584       $0.66

Southcreek, Mesa (1)                      1986-89      528     472,152           894          93.4%      $671       $0.75

Sun Creek, Glendale (1)                    1985        175     129,661           741          92.5%      $605       $0.82

Suntree Village, Tucson (1)                1986        424     345,761           815          92.9%      $537       $0.66

Superstition Vista, Mesa                   1987        316     300,510           951          91.1%      $666       $0.70

Sycamore Creek, Scottsdale (1)             1984        350     335,420           958          97.3%      $775       $0.81

The Enclave, Tempe (1)                     1994        204     194,142           952          96.5%      $866       $0.91

The Hawthorne, Phoenix                     1996        276     259,784           941          96.0%      $804       $0.85

The Heritage, Phoenix (1)                  1995        204     198,276           972          93.6%      $821       $0.84

The Meadows, Mesa                          1984        306     247,378           808          92.4%      $590       $0.73

The Palms, Phoenix (1)                     1990        132     135,460         1,026          98.5%      $959       $0.93

The Pointe ASM, Phoenix                    1988        364     309,548           850          90.9%      $677       $0.80

Towne Square, Chandler                  1987-1996      584     533,164           913          96.1%      $697       $0.76

Item 2. Properties
               PROPERTIES - Continued

                                                                                                            December, 1998
                                                                                            Occupancy        Avg. Monthly
                                                                              Average         As of        Rental Rate Per
                                         Year(s)                Square    Square Footage     December    -------------------
Property                               Constructed    Units    Footage       Per Unit        31, 1998    Unit    Square Foot
----------------------------------------------------------------------------------------------------------------------------
Via Ventura, Scottsdale                    1980        320     279,187           872          99.7%      $721       $0.83

Villa Encanto, Phoenix                     1983        382     309,982           811          98.0%      $636       $0.78

Villa Madeira, Scottsdale                  1971        332     291,280           877          90.3%      $736       $0.84

Villa Manana, Phoenix                   1971-85        260     212,150           816          94.6%      $633       $0.78

Villa Serenas, Tucson (1)                  1973        611     452,751           741          91.8%      $577       $0.78

Village at Lakewood, Phoenix (1)           1988        240     205,752           857          91.2%      $761       $0.89

Village at Tanque Verde, Tucson (1)     1984-1994      217     174,668           805          93.5%      $559       $0.69

Vista Grove, Mesa                       1997-1998      224     204,136           911          93.3%      $756       $0.83

Windemere, Mesa (1)                        1986        224     187,192           836          93.7%      $614       $0.73

ARKANSAS
Combined Little Rock Properties  (3)    1974-1975    1,039     889,416           856          92.2%      $513       $0.60

CALIFORNIA
Bay Ridge, San Pedro                       1987         60      46,836           781          98.2%    $1,264       $1.62

Bramblewood, San Jose                      1986        108      86,624           802          92.6%    $1,217       $1.52

Briarwood, Sunnyvale (1)                   1985        192     157,264           819          97.9%    $1,292       $1.58

Canyon Crest Views, Riverside           1982-1983      178     212,292         1,193          89.3%      $984       $0.83

Canyon Ridge, San Diego                    1989        162     126,000           778          96.9%      $952       $1.22

Carmel Terrace, San Diego                1988-89       384     298,588           778          96.1%      $863       $1.11

Casa Capricorn & Casa Camino Ruiz,
   San Diego (2 properties)             1976-1986      388     346,720           894          98.4%      $863       $0.97

Creekside, San Mateo (1)                   1985        192     142,318           741          96.9%    $1,349       $1.82

Deerwood, Corona                           1992        316     338,345         1,071          92.7%      $899       $0.84

Deerwood, San Diego                        1990        316     333,079         1,054          94.9%    $1,072       $1.02

Eagle Canyon, Chino Hills                  1985        252     252,493         1,002          93.7%    $1,021       $1.02

Emerald Place, Bermuda Dunes               1988        240     214,072           892          99.2%      $649       $0.73

Esprit Del Sol, Solana Beach               1986        146     135,416           928          91.1%    $1,063       $1.15

Geary Courtyard, San Francisco (1)         1990        164     85,675            522          83.0%    $1,467       $2.81

Greenhaven, Union City (1)                 1983        250     193,764           775          95.2%      $977       $1.26

Harborview, San Pedro (1)                  1985        160     171,800         1,074          98.2%    $1,264       $1.18

Hathaway, Long Beach                       1987        385     266,805           693          96.4%      $937       $1.35

La Mirage, San Diego                    1988-1992    1,070     972,689           909          96.9%    $1,151       $1.27

Lakeville Resort, Petaluma (1)             1984        492     461,798           939          97.0%      $864       $0.92

Lands End, Pacifica                        1974        260     161,121           620          97.3%    $1,174       $1.89

Larkspur Woods, Sacramento (1)          1989/1993      232     253,134         1,091          96.1%    $1,025       $0.94

Item 2. Properties
               PROPERTIES- Continued

                                                                                                                     Occupancy
                                                                                                        Average       As of
                                                            Year(s)                        Square    Square Footage   December
Property                                                  Constructed         Units        Footage      Per Unit      31, 1998
-------------------------------------------------------------------------------------------------------------------------------
Lincoln Green I & II, Sunnyvale (1)                           1979             174         131,900          758         98.3%

Lincoln Village I & II, Larkspur                              1980             342         293,597          858         95.9%

Marquessa, Corona                                             1992             336         299,744          892         99.4%

Merrimac Woods, Costa Mesa                                    1970             123          88,160          717         95.1%

Mountain Terrace, Stevenson Ranch                             1992             510         425,612          835         92.0%

Northridge, Pleasant Hill                                     1974             221         236,060        1,068         95.9%

Oak Park North & South, Agoura (1) (2 properties)           1989-1990          444         368,600          830         96.2%

Park West, Los Angeles                                        1990             444         315,588          711         97.1%

Parkside, Union City                                          1979             208         143,120          688         96.6%

Parkview Terrace, Redlands (1)                                1986             558         446,856          801         95.0%

Portofino, Chino Hills                                        1989             176         153,708          873         96.6%

Promenade Terrace, Corona Hills (1)                           1990             330         360,838        1,093         96.4%

Redlands Lawn and Tennis Club, Redlands (1)                   1986             496         394,560          795         95.2%

Regency Palms, Huntington Beach                               1969             310         261,634          844         98.7%

Ridgewood Village, San Diego                                  1997             192         163,336          851         97.9%

Sierra Canyon, Canyon Cnty                                    1987             232         239,568        1,033         90.9%

Skylark, Union City (1)                                       1986             174         140,537          808         97.7%

Smoketree Polo Club, Indio (1)                              1987-89            288         238,560          828         98.3%

Sonterra at Foothill Ranch, Foothill Ranch (1)                1997             300         278,560          929         97.5%

Southwood, Palo Alto                                          1985              99          80,084          809         98.0%

Summer Ridge, Riverside                                       1985             136         104,832          771         97.8%

Summerset Village, Chatsworth                                 1985             280         286,752        1,024         96.1%

Summerwood, Hayward                                           1982             162         123,066          760         96.9%

The Ashton, Corona (1)                                        1986             492         418,284          850         98.3%

Villa Solana, Laguna Hills                                    1984             272         245,104          901         97.1%

Vista Del Lago, Mission Viejo (1)                           1986-88            608         512,200          842         96.5%

Whispering  Oaks F.K.A. Creekside Oaks, Walnut Creek (1)      1974             316         237,952          753         97.2%

Windridge, Laguna Niguel (1)                                  1989             344         375,312        1,091         97.7%

Wood Creek, Pleasant Hill                                     1987             256         257,632        1,006         95.3%

Woodleaf, Campbell (1)                                        1984             178         130,400          733         97.2%

COLORADO

Brookside, Boulder                                            1993             144         121,744          845         90.3%

Cheyenne Crest, Colorado Springs                              1984             208         175,424          843         97.6%

                                                                         December, 1998
                                                                          Avg. Monthly
                                                                         Rental Rate Per
                                                                ------------------------------
Property                                                          Unit            Square Foot
----------------------------------------------------------------------------------------------
Lincoln Green I & II, Sunnyvale (1)                              $1,304              $1.72

Lincoln Village I & II, Larkspur                                 $1,359              $1.58

Marquessa, Corona                                                $  805              $0.90

Merrimac Woods, Costa Mesa                                       $  854              $1.19

Mountain Terrace, Stevenson Ranch                                $  952              $1.14

Northridge, Pleasant Hill                                        $1,075              $1.01

Oak Park North & South, Agoura (1) (2 properties)                $1,100              $1.33

Park West, Los Angeles                                           $1,061              $1.49

Parkside, Union City                                             $1,001              $1.45

Parkview Terrace, Redlands (1)                                   $  724              $0.90

Portofino, Chino Hills                                           $  937              $1.07

Promenade Terrace, Corona Hills (1)                              $  918              $0.84

Redlands Lawn and Tennis Club, Redlands (1)                      $  697              $0.88

Regency Palms, Huntington Beach                                  $  890              $1.05

Ridgewood Village, San Diego                                     $  972              $1.14

Sierra Canyon, Canyon Cnty                                       $  830              $0.80

Skylark, Union City (1)                                          $1,016              $1.26

Smoketree Polo Club, Indio (1)                                   $  528              $0.64

Sonterra at Foothill Ranch, Foothill Ranch (1)                   $1,014              $1.09

Southwood, Palo Alto                                             $1,714              $2.12

Summer Ridge, Riverside                                          $  732              $0.95

Summerset Village, Chatsworth                                    $1,180              $1.15

Summerwood, Hayward                                              $  878              $1.16

The Ashton, Corona (1)                                           $  737              $0.87

Villa Solana, Laguna Hills                                       $  984              $1.09

Vista Del Lago, Mission Viejo (1)                                $  974              $1.16

Whispering  Oaks F.K.A. Creekside Oaks, Walnut Creek (1)         $  938              $1.25

Windridge, Laguna Niguel (1)                                     $1,122              $1.03

Wood Creek, Pleasant Hill                                        $1,342              $1.33

Woodleaf, Campbell (1)                                           $1,201              $1.64

COLORADO

Brookside, Boulder                                               $  914              $1.08

Cheyenne Crest, Colorado Springs                                 $  672              $0.80

Item 2. Properties
               PROPERTIES- Continued


                                                                                                                   December, 1998
                                                                                        Average     Occupancy       Avg. Monthly
                                                                                         Square       As of        Rental Rate Per
                                                          Year(s)             Square     Footage    December    --------------------
       Property                                         Constructed   Units   Footage   Per Unit    31, 1998    Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Cierra Crest, Denver (1)                                   1996        480     439,498       916       94.2%   $  905       $0.99

Cimmaron Ridge, Denver                                     1984        296     229,048       774       98.0%   $  607       $0.78

Colinas Pointe, Denver                                     1986        272     213,984       787       96.7%   $  655       $0.83

Crescent at Cherry Creek, Denver (1)                       1994        216     189,191       876       90.2%   $  851       $0.97

Dartmouth Woods, Lakewood (1)                              1990        201     165,777       825       92.0%   $  745       $0.90

Glenridge, Colorado Springs (1)                            1985        220     176,792       804       94.5%   $  675       $0.84

Highland Pointe, Denver                                    1984        318     237,886       748       94.7%   $  608       $0.81

Highline Oaks, Denver (1)                                  1986        220     170,756       776       94.1%   $  703       $0.91

Indian Tree, Arvada                                        1983        168     140,000       833       93.4%   $  698       $0.84

Ironwood at the Ranch, Denver (1)                          1986        226     184,081       815       92.4%   $  752       $0.92

Parkwood East, Fort Collins                                1986        259     215,064       830       93.1%   $  697       $0.84

Sterling Point, Denver                                     1979        143     130,120       910       97.2%   $  752       $0.83

Summer Chase, Aurora                                       1983        384     302,944       789       97.4%   $  649       $0.82

The Marks, Denver (1)                                   1987-1996      616     520,712       845       93.8%   $  761       $0.90

The Registry, Denver                                       1987        208     156,558       753       97.1%   $  700       $0.93

Timberwood, Aurora                                         1983        336     268,256       798       97.3%   $  597       $0.75

Trails, Aurora                                             1986        351     286,964       818       94.9%   $  642       $0.79

Turf Club, Littleton                                       1986        324     256,224       791       96.0%   $  691       $0.87

Village at Bear Creek, Denver  (1)                      1987-1996      472     464,558       984       94.9%   $  876       $0.89

Warwick Station, Denver (1)                                1986        332     250,432       754       93.7%   $  719       $0.95

Willowick, Aurora                                          1980        100     73,400        734       90.0%   $  621       $0.85

Windmill, Colorado Springs                                 1985        304     180,640       594       97.0%   $  536       $0.90

Woodridge I, II & III, Aurora (3 properties)             1980-82       584     444,224       761       94.8%   $  563       $0.74

Yuma Court, Colorado Springs                               1985         40      37,400       935       97.4%   $  649       $0.69

CONNECTICUT

The Classic, Stamford                                      1990        144     165,727     1,151       96.5%   $2,152       $1.87

Fairfield, Stamford                                        1996        263     223,947       852       98.1%   $1,411       $1.66

Rivers Edge, Waterbury                                     1974        156     134,898       865       89.7%   $  808       $0.93

FLORIDA

Audubon Village, Tampa                                     1990        447     378,871       848       99.1%   $  696       $0.82

Augustine Club, Tallahassee                                1988        222     199,700       900       88.2%   $  631       $0.70

Auvers Village, Orlando                                    1991        480     490,244     1,021       96.9%   $  737       $0.72

Banyan Lake, Boynton Beach                                 1986        288     264,636       919       97.6%   $  718       $0.78

Beach Club, Fort Myers                                     1990        320     278,988       872       93.4%   $  634       $0.73

2. Properties
               PROPERTIES - Continued

                                                                                                               December, 1998
                                                                                            Occupancy           Avg. Monthly
                                                                              Average         As of            Rental Rate Per
                                        Year(s)                 Square     Square Footage   December        -----------------------
        Property                      Constructed   Units       Footage      Per Unit       31, 1998         Unit       Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
Beneva Place, Sarasota (1)                1986       192        174,911         911           98.4%           $689          $0.76

Bermuda Cove, Jacksonville                1989       350        319,338         912           98.0%           $686          $0.75

Bishop Park, Winter Park                  1991       324        292,440         903           95.4%           $687          $0.76

Heron Pointe, Boynton Beach               1989       192        195,840       1,020           94.3%           $728          $0.71

Brierwood, Jacksonville                   1974       196        263,052       1,342           95.4%           $661          $0.49

Casa Cordoba, Tallahassee                1972-73     168        164,336         978           95.8%           $575          $0.59

Casa Cortez, Tallahassee                  1970        66         74,916       1,135           97.0%           $627          $0.55

Chaparral, Largo                          1976       444        451,420       1,017           90.7%           $616          $0.61

Chicksaw Crossing, Orlando (1)            1986       292        248,280         850           90.7%           $611          $0.72

Claire Pointe, Jacksonville               1986       256        258,560       1,010           93.3%           $737          $0.73

Coconut Palm Club, Coconut Creek          1992       300        385,372       1,285           96.3%           $822          $0.64

Colony Place, Fort Myers                  1991       300        336,576       1,122           93.6%           $774          $0.69

Combined Ft. Lauderdale
Properties (4)                         1988-1991     737        528,591         717           94.7%           $893          $1.25

Conway Station, Orlando                   1987       242        190,438         787           90.5%           $639          $0.81

Copper Terrace, Orlando                   1989       300        270,568         902           94.6%           $710          $0.79

Country Club Place, Pembroke Pines        1987       152        167,200       1,100           94.7%           $863          $0.78

Crosswinds, St. Petersburg                1986       208        154,224         741           95.2%           $585          $0.79

Cypress Cove, Melbourne                   1990       326        334,680       1,027           95.1%           $710          $0.69

Deerbrook, Jacksonville                   1983       144        186,188       1,293           90.9%           $752          $0.58

Emerald Bay, Winter Park                  1972       432        394,837         914           85.0%           $610          $0.67

Essex Place, Tampa                        1989       148        123,456         834           95.9%           $686          $0.82

Falls, Tampa                              1985       240        158,016         658           95.4%           $549          $0.83

Forest Place, Tampa (1)                   1985       244        198,525         814           97.9%           $566          $0.70

Gatehouse at Pine Lake, Plantation        1990       296        293,792         993           93.9%           $868          $0.87

Gatehouse on the Green, Pembroke Pines    1990       312        310,140         994           97.7%           $911          $0.92

Habitat, Orlando                          1974       344        334,352         972           91.5%           $614          $0.63

Hammock's Place, Miami (1)                1986       296        307,900       1,040           94.9%           $754          $0.72

Heron Cove, Coral Springs                 1987       198        189,932         959           94.9%           $773          $0.81

Heron Landing, Lauderhill                 1988       144        151,684       1,053           97.2%           $788          $0.75

Heron Run, Plantation                     1987       198        185,504         937           94.4%           $808          $0.86

Hidden Palms, Tampa (1)                   1986       256        201,518         787           94.5%           $578          $0.73

Horizon Place, Tampa (1)                  1985       304        255,596         841           96.4%           $601          $0.71

Item 2. Properties
               PROPERTIES- Continued

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Indigo Plantation, Daytona Beach            1989        304       268,128          882            92.4%        $612          $0.69

La Costa Brava, Jacksonville (2)           1970-73      464       441,268          951            94.0%        $562          $0.59

La Costa Brava, Orlando                     1967        194       190,780          983            94.1%        $655          $0.67

Lakeridge at Moors, Miami                   1991        175       169,725          970            92.0%        $850          $0.88

Lexington Park, Orlando                     1988        252       201,236          799            97.2%        $630          $0.79

Lofton Place, Tampa                         1988        280       267,725          956            95.0%        $717          $0.75

Madison at Coral Square, Coral Springs      1989        384       429,960         1,120           95.3%        $880          $0.79

Marbrisa, Tampa                             1984        224       188,544          842            96.0%        $610          $0.72

Mariner Club, Pembroke Pines (1)            1988        304       282,696          930            98.0%        $837          $0.90

Mariners Wharf, Orange Park                 1989        272       305,392         1,123           93.0%        $784          $0.70

Mission Bay, Orlando                        1991        304       330,368         1,087           90.4%        $805          $0.74

Northlake, Jacksonville                     1989        240       193,832          808            96.7%        $614          $0.76

Oaks of Lakebridge, Ormond Beach            1984        170       120,792          711            94.1%        $611          $0.86

Ocean Walk, Key West (1)                    1990        296       208,256          704           100.0%        $959          $1.36

Paradise Point, Dania                     1987-90       320       286,740          896            87.1%        $846          $0.94

Pine Harbour, Orlando                       1991        366       344,204          940            93.8%        $715          $0.76

Pines of Springdale, W. Palm Beach          1986        151       126,975          841            98.7%        $650          $0.77

Plantations at Killearn, Tallahassee (1)    1990        184       156,920          853            95.6%        $616          $0.72

Polos East, Orlando                         1991        308       270,000          877            95.1%        $706          $0.81

Polos, Fort Myers                           1991        328       301,120          918            96.3%        $671          $0.73

Princeton Square, Jacksonville              1984        288       212,640          738            95.1%        $566          $0.77

Promenade, St. Petersburg                   1994        334       323,688          969            93.1%        $817          $0.84

Reserve at Ashley Lake, Boynton Beach (1)   1990        440       432,756          984            95.2%        $703          $0.71

River Bend, Tampa                           1971        296       333,580         1,127           94.9%        $584          $0.52

Royal Oaks, Jacksonville                    1991        284       233,700          823            92.2%        $641          $0.78

Sabal Palm, Pompano Beach                   1989        416       384,032          923            91.5%        $783          $0.85

Sabal Palm at Carrollwood Place, Tampa      1995        432       419,040          970            97.7%        $731          $0.75

Sabal Palm at Boot Ranch, Palm Harbor (1)   1996        432       437,303         1,012           95.1%        $793          $0.78

Sabal Pointe, Coral Springs                 1995        275       355,575         1,293           95.3%        $911          $0.70

Sawgrass Cove, Bradenton                    1991        336       342,880         1,020           95.4%        $693          $0.68

Silver Springs, Jacksonville                1985        432       361,372          837            98.1%        $568          $0.68

Spicewood Springs, Jacksonville             1986        512       388,800          759            93.9%        $560          $0.74

Springs Colony, Altamonte Springs (1)       1986        188       161,168          857            92.6%        $625          $0.73

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Summit Chase, Coral Springs                 1985        140       134,586          961            95.0%        $732          $0.76

Timberwalk, Jacksonville                    1987        284       240,304          846            96.1%        $648          $0.77

Tivoli Lakes, Deerfield Beach               1991        278       247,336          890            94.2%        $772          $0.87

Valencia Plantation, Orlando                1990        194       213,448        1,100            96.4%        $742          $0.67

Vinings at Lake Buena Vista, Orlando (1)    1988        400       370,849          927            97.7%        $688          $0.74

Vinings at Lenox Place, Orlando             1998        456       496,604        1,089            81.1%        $892          $0.82

Vinings Club at Metrowest, Orlando          1997        411       510,263        1,242            93.6%      $1,015          $0.82

Viridian Lake, Fort Myers                   1991        320       276,064          863            91.9%        $692          $0.80

Waterford, Jacksonville                     1988        432       460,312        1,066            96.3%        $706          $0.66

Waterford at Deerwood, Jacksonville (1)     1985        248       246,820          995            94.7%        $626          $0.63

Waterford at Orange Park, Orange Park (1)   1986        280       236,596          845            94.6%        $601          $0.71

Waterford at Regency, Jacksonville (1)      1985        159       134,253          844            96.8%        $548          $0.65

Waterford Village, Delray Beach             1989        236       222,109          941            98.3%        $816          $0.87

Welleby Lake Club, Sunrise                  1991        304       290,972          957            96.0%        $794          $0.83

Westwood Pines, Tamarac                     1991        208       204,460          983            92.8%        $861          $0.88

Wood Forest, Daytona Beach (1)              1985        144       118,392          822            93.1%        $574          $0.70

Woodlake at Killearn, Tallahassee        1986-90        352       305,480          868            90.6%        $608          $0.70

GEORGIA
Belmont Crossing, Riverdale                 1988        316       323,230        1,023            94.3%        $675          $0.66

Belmont Landing, Riverdale                  1988        424       386,530          912            92.9%        $650          $0.71

Champions Park, Norcross                    1987        252       203,391          807            97.6%        $692          $0.86

Chatelaine Park, Duluth                     1995        303       334,845        1,105            95.3%        $857          $0.78

Defoor Village, Atlanta                     1997        156       149,983          961            94.9%        $974          $1.01

Frey, Atlanta (1)                           1985        489       453,760          928            97.0%        $679          $0.73

Garden Lake, Riverdale                      1991        278       274,256          987            96.0%        $671          $0.68

Governor's Place, Augusta                   1972        190       191,580        1,008            94.1%        $451          $0.45

Governor's Point, Roswell (1)          1982/1986        468       587,176        1,255            94.0%        $813          $0.65

Greengate, Marietta                         1971        152       157,808        1,038            98.7%        $661          $0.64

Greystone, Atlanta                          1960        150       152,600        1,017            97.3%        $697          $0.69

Gwinnett Crossing, Duluth                1989/90        574       501,384          873            94.1%        $651          $0.75

Harvest Grove, Conyers                      1986        376       350,432          932            94.9%        $623          $0.67

Highland Grove, Stone Mountain              1988        268       243,360          908            95.8%        $666          $0.73

Holcomb Bridge, Atlanta (1)                 1985        437       419,150          959            95.9%        $726          $0.76

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Ivy Place, Atlanta                          1978        122       180,830        1,482            98.1%        $953          $0.64

Lakes at Vinings, Atlanta (1)          1972/1975        464       443,178          955            94.4%        $782          $0.82

Lexington Glen, Atlanta                     1990        480       525,504        1,095            94.8%        $887          $0.81

Lexington Village, Alpharetta (1)           1995        352       379,046        1,077            95.4%        $846          $0.79

Longwood, Decatur                           1992        268       216,970          810            98.9%        $762          $0.94

Madison at River Sound, Lawrenceville       1996        586       634,999        1,084            95.0%        $823          $0.76

Martins Landing, Atlanta (1)                1972        300       423,930        1,413            96.0%        $876          $0.62

Maxwell House, Augusta                      1951        216        97,173          450            94.0%        $382          $0.85

North Hill, Atlanta (1)                     1984        420       481,150        1,146            94.7%        $778          $0.68

Paces Station Combined, Atlanta (8)    1984-1989        610       592,936          972            97.2%        $784          $0.81

Park Knoll, Marietta                        1983        484       587,250        1,213            93.8%        $851          $0.70

Plantation Ridge, Atlanta                   1975        454       513,068        1,130            95.6%        $692          $0.61

Preston Lake, Tucker                     1984-86        320       338,130        1,057            96.2%        $693          $0.66

Roswell, Atlanta (1)                        1985        236       225,598          956            94.0%        $750          $0.78

Shadow Lake, Doraville                      1989        228       232,120        1,018            95.6%        $683          $0.67

Sweetwater Glen, Lawrenceville              1986        200       160,400          802            96.0%        $639          $0.80

The Arboretum, Atlanta                      1970        312       301,139          965            98.2%        $866          $0.90

The Clarion, Decatur                        1990        217       211,582          975            94.9%        $792          $0.81

Trowbridge, Atlanta                         1980        210       246,000        1,171            97.0%        $770          $0.66

Willow Trail, Norcross                      1985        224       195,216          872            94.6%        $627          $0.72

Windridge, Dunwoody                         1982        272       229,930          845            95.2%        $650          $0.77

Woodland Hills, Decatur                     1985        228       266,304        1,168            97.8%        $835          $0.71

Wynbrook, Atlanta                      1972/1976        318       322,828        1,015            95.0%        $663          $0.65

IDAHO
The Seasons, Boise                          1990        120       108,460          904            96.6%        $631          $0.70

ILLINOIS
Bourbon Square, Palatine (1)             1984-87        612       875,160        1,430            90.0%      $1,091          $0.76

Chantecleer Lakes, Naperville (1)           1986        304       280,536          923            97.1%        $918          $0.99

Four Lakes III-V, Lisle (1)            1968-1988      1,420     1,108,453          781            95.0%        $806          $1.03

Glengarry Club, Bloomingdale (1) (7)        1989        250       215,098          860            97.2%        $887          $1.03

Glenlake Club, Glendale Heights (1)         1988        336       268,560          799            99.4%        $842          $1.05

McDowell Place, Naperville (1)              1988        400       396,320          991            95.5%        $899          $0.91

INDIANA
Idlewood, Indianapolis (1)                  1991        320       262,355          820            98.1%        $605          $0.74

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                    December, 1998
                                                                                        Average     Occupancy        Avg. Monthly
                                                                                         Square       As of         Rental Rate Per
                                                       Year(s)                Square    Footage      December   --------------------
     Property                                        Constructed      Units   Footage   Per Unit     31, 1998    Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
IOWA
3000 Grand, Des Moines                                  1970           186    199,530    1,073         95.1%     $834       $0.78

Regency Woods, West Des Moines (1)                      1986           200    165,880      829        100.0%     $589       $0.71

KANSAS
Cedar Crest, Overland Park (1)                          1986           466    430,034      923         96.6%     $650       $0.70

Concorde Bridge, Overland Park                          1973           248    403,808    1,628         92.3%     $838       $0.51

Essex Place, Overland Park                             1970-84         352    429,048    1,219         95.2%     $806       $0.66

Rosehill Pointe, Lenexa (1)                             1984           498    459,318      922         95.6%     $627       $0.68

Silverwood, Mission (1)                                 1986           280    234,876      839         96.4%     $649       $0.77

Sunnyoak Village, Overland Park (1)                     1984           548    492,700      899         96.1%     $623       $0.69

KENTUCKY
Breckinridge Court, Lexington (1)                    1986-1987         382    276,010      723         92.7%     $516       $0.71

Cloisters on the Green, Lexington                       1974           228    196,560      862         89.9%     $575       $0.67

Doral, Louisville                                       1972           228    293,106    1,286         92.5%     $627       $0.49

Mallgate, Louisville                                    1969           540    535,444      992         93.7%     $564       $0.57

Patchen Oaks, Lexington                                 1990           192    161,760      843         93.7%     $579       $0.69

River Oak, Louisville                                   1989           268    200,056      746         95.1%     $574       $0.77

Sonnet Cove I-II, Lexington (2 properties)            1972-1974        331    346,675    1,047         93.4%     $620       $0.59

MAINE
Coach Lantern, Scarborough                            1971/1981         90     97,700    1,086         92.2%     $763       $0.70

Foxcroft, Scarborough                                 1977/1979        104     98,800      950         96.2%     $714       $0.75

Junipers of Yarmouth, Yarmouth                          1970           225    188,000      836         98.7%     $697       $0.83

Tamarlane, Portland                                     1986           115    101,801      885         95.7%     $772       $0.87

Yarmouth Woods, Yarmouth                              1972/1978        138    137,800      999         93.5%     $682       $0.68

MARYLAND
Brookside II (MD), Frederick                            1979           204    183,920      902         95.6%     $614       $0.68

Canterbury, Germantown (1)                              1986           544    481,083      884         95.8%     $747       $0.84

Clary's Crossing, Columbia                              1984           198    185,718      938         90.9%     $862       $0.92

Georgian Woods I, Wheaton                               1967            97    111,385    1,148         95.9%   $1,024       $0.89
Georgian Woods II, Wheaton (1)                          1968           371    305,693      824         95.1%     $781       $0.95
Georgian Woods III, Wheaton                             1968           102     89,500      877         91.2%     $807       $0.92

Greenwich Woods & Hollyview, Silver Springs (6)
     (2 properties)                                   1965-1967        606    546,518      902         95.5%     $826       $0.92

Marymont, Laurel                                       1987-88         308    251,264      816         94.1%     $785       $0.96

Northhampton I & II, Largo (1) (2 properties)         1977-1988        620    564,399      910         97.9%     $814       $0.89

Oak Mill II, Germantown (1)                             1985           192    165,611      863         96.4%     $752       $0.87

Overlook Manor I , II & III, Frederick (9)
     (3 properties)                                1980/1985/1986      354    324,420      916         97.2%     $644       $0.70

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                  December, 1998
                                                                                        Average     Occupancy       Avg. Monthly
                                                                                         Square       As of        Rental Rate Per
                                                           Year(s)             Square   Footage     December    --------------------
     Property                                            Constructed   Units   Footage   Per Unit   31, 1998     Unit   Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Scarborough Square, Rockville (1)                           1967        121    154,624    1,278     100.0%      $1,145      $0.90

Town Centre III & IV, Laurel (1) (2 properties)          1968-1969      562    553,083      984      94.5%        $724      $0.74

Yorktowne at Olde Mill, Millersville                        1974        216    195,100      903      94.4%        $698      $0.77

MASSACHUSETTS
Arboretum, Canton                                           1989        156    139,944      897      98.7%      $1,059      $1.18

Crystal Village, Attleboro                                  1974         91     92,880    1,021      89.0%        $957      $0.94

Emerson Place Combined, Boston                              1962        462    445,830      965      98.5%      $1,485      $1.54

Hall Place, Quincy                                          1988         90     77,490      861     100.0%      $1,098      $1.28

Lincoln Heights, Quincy (1)                                 1991        336    266,590      793      98.2%      $1,194      $1.50

Mill Village, Randolph                                    1971-77       310    237,755      767      95.1%        $848      $1.11

Tyrone Gardens, Randolph                                 1961/1965      165    122,717      744      97.6%        $817      $1.10

MICHIGAN
Arbor Glen, Pittsfield Township                             1990        220    195,996      891      96.3%        $711      $0.80

Burwick Farms, Howell                                       1991        264    274,540    1,040      95.4%        $817      $0.79

Country Ridge, Farmington Hills                             1986        252    278,060    1,103      97.6%        $841      $0.76

Hidden Valley, Ann Arbor                                    1973        324    237,348      733      97.5%        $723      $0.99

Lake in the Woods, Ypsilanti                                1969      1,028    971,873      945      95.2%        $747      $0.79

Parkcrest, Southfield (1)                                   1987        210    252,980    1,205      95.7%        $831      $0.69

Pines of Cloverlane, Pittsfield Township                  1975-79       582    471,966      811      92.6%        $645      $0.80

Townhomes of Meadowbrook, Auburn Hills (1)                  1988        230    254,775    1,108      97.8%        $747      $0.67

Walden Wood, Southfield (1)                                 1972        210    295,080    1,405     100.0%        $908      $0.65

Woodcrest Villa, Westland                                   1970        458    425,200      928      96.3%        $624      $0.67

Woodland Meadows, Ann Arbor                               1987-1989     306    392,930    1,284      94.8%      $1,089      $0.85

MINNESOTA
740 River Drive, St. Paul (1)                               1962        162    190,388    1,175      96.9%      $1,218      $1.04

Cityscape, South Louis Park                                 1990        156    162,304    1,040      96.2%        $985      $0.95

Coachman Trails, Plymouth (1)                               1987        154    167,140    1,085      97.4%        $908      $0.84

Fernbrook Townhomes, Plymouth (1)                           1993         72     86,400    1,200      94.4%        $986      $0.82

Fountain Place I, Eden Prairie (1)                          1989        332    382,170    1,151      97.3%        $856      $0.74

Fountain Place II, Eden Prairie (1)                         1989        158    162,598    1,029      96.8%        $847      $0.82

The Gates at Carlson, Minnetonka (1) (7)                    1989        435    396,300      911      97.0%        $888      $0.97

Park Place I & II, Plymouth (1)                             1986        500    569,768    1,140      98.6%        $829      $0.73

Royal Oak, Eagan (1)                                        1989        231    209,384      906      98.3%        $812      $0.90

Summer Creek, Plymouth (1)                                  1985         72     68,616      953      94.4%        $986      $1.03

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                   December, 1998
                                                                                         Average    Occupancy       Avg. Monthly
                                                                                         Square       As of        Rental Rate Per
                                                          Year(s)              Square    Footage    December    --------------------
     Property                                           Constructed   Units   Footage    Per Unit   31, 1998       Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Trailway Pond I, Burnsville (1)                            1988         75     70,283      937        94.6%        $768     $0.82

Trailway Pond II, Burnsville (1)                           1988        165    155,395      942        93.3%        $769     $0.82

Valley Creek I, Woodbury (1)                               1989        225    212,100      943        97.3%        $786     $0.83

Valley Creek II, Woodbury (1)                              1990        177    168,258      951        96.6%        $792     $0.83

White Bear Woods I, White Bear Lake (1)                    1989        225    211,992      942        96.4%        $783     $0.83

Woodlands of Minnetonka, Minnetonka                        1988        248    268,640    1,083        97.2%        $906     $0.84

Woodlane Place I, Woodbury (1)                             1989        216    297,902    1,379        97.7%        $995     $0.72

Woodridge, Eagan (1)                                       1986        200    207,271    1,036        99.5%        $786     $0.76

MISSOURI
Ethan's Glen III, Kansas City (1)                          1990         48    33,600       700        93.8%        $521     $0.74

Ethan's Ridge I, Kansas City (1)                           1988        316   283,944       899        94.0%        $592     $0.66

Ethan's Ridge II, Kansas City (1)                          1990        242   196,614       812        96.7%        $580     $0.71

Hunters Glen, Chesterfield                                 1985        192   156,489       815        93.2%        $680     $0.83

Hunters Ridge, St. Louis (1)                               1987        198   178,448       901        93.4%        $651     $0.72

Sleepy Hollow, Kansas City (1)                             1987        388   325,486       839        93.0%        $562     $0.67

South Pointe, St. Louis (1)                                1986        192   155,520       810        97.4%        $626     $0.77

NEVADA
Catalina at South Shore, Las Vegas                         1989        240   211,200       880        97.5%        $713     $0.81

Catalina Shores, Las Vegas (Wellsford)                     1989        256   230,872       902        94.1%        $649     $0.72

Crossing at Green Valley, Las Vegas                        1986        384   330,714       861        95.3%        $644     $0.75

Cypress Point, Las Vegas                                   1989        212   179,800       848        94.8%        $675     $0.80

Desert Park, Las Vegas                                     1987        368   172,513       469        95.9%        $513     $1.09

Fountains at Flamingo, Las Vegas                         1989-91       521   417,870       802        92.9%        $686     $0.86

Grandview I & II, Las Vegas                                1980        456   313,400       687        93.4%        $574     $0.84

Reflections at the Lakes, Las Vegas                        1989        326   274,992       844        98.8%        $674     $0.80

Silver Shadow, Las Vegas                                   1992        200   194,656       973        97.0%        $700     $0.72

Sunrise Springs, Las Vegas                                 1989        192   164,424       856        93.8%        $686     $0.80

Trails, Las Vegas                                          1988        440   453,656     1,031        93.6%        $760     $0.74

NEW HAMPSHIRE
Wellington Hill, Manchester (1)                            1987        390   394,627     1,012        96.9%        $796     $0.79

NEW JERSEY
Portside Towers Combined, Jersey City (1)               1992/1997      527   564,272     1,071        99.4%      $1,852     $1.73

Prospect Towers, Hackensack (1)                            1995        157   208,603     1,329        98.1%      $1,902     $1.43

Ravens Crest, Plainsboro (1)                               1984        704   583,176       828        95.2%        $905     $1.09

NEW MEXICO
Mountain Run, Albuquerque                                  1985        472   335,744       711        91.7%        $549     $0.77

Item 2. Properties
               PROPERTIES- Continued


                                                                                                            December, 1998
                                                                                            Occupancy        Avg. Monthly
                                                                              Average         As of        Rental Rate Per
                                       Year(s)               Square       Square Footage     December    -------------------
Property                             Constructed    Units    Footage         Per Unit        31, 1998    Unit    Square Foot
----------------------------------------------------------------------------------------------------------------------------
Pubelo Villas, Albuquerque              1975         232     173,118           746            90.9%      $542       $0.73

NORTH CAROLINA
Adams Farm I & II, Greensboro           1987         500     520,220         1,040            92.0%      $704       $0.68

Bainbridge, Durham                      1984         216     191,240           885            95.8%      $703       $0.79

Berkshire Place, Charlotte              1982         240     211,664           882            93.3%      $645       $0.73

Bridgeport, Raleigh                     1990         276     252,190           914            94.1%      $742       $0.81

Chatham Woods, High Point               1986         208     168,688           811            99.0%      $569       $0.70

Creekwood, Charlotte                  1987-1990      384     322,868           841            92.8%      $625       $0.74

Cross Creek, Charlotte (1)              1989         420     412,020           981            91.6%      $651       $0.66

Deerwood Meadows, Greensboro            1986         297     217,757           733            92.2%      $575       $0.78

Duraleigh Woods, Raleigh                1987         362     283,856           784            96.9%      $641       $0.82

East Pointe, Charlotte (1)              1987         310     301,560           973            94.5%      $657       $0.68

English Hills, Charlotte                1984         280     193,100           690            92.5%      $570       $0.83

Hidden Oaks & Northwoods              1986-1988      444     345,358           778            91.9%      $663       $0.85
 Village, Cary (5)

Hunt Club, Charlotte                    1990         300     267,192           891            96.7%      $674       $0.76

Kimmerly Glen, Charlotte                1986         260     195,000           750            93.8%      $582       $0.78

Lake Point, Charlotte                   1984         296     271,700           918            97.0%      $614       $0.67

Laurel Ridge, Chapel Hill               1975         160     158,964           994            98.0%      $764       $0.77

Madison at Bridford Lake I,             1998         320     353,783         1,106            72.4%      $822       $0.74
 Greensboro

McAlpine Ridge, Charlotte              1989-90       320     238,125           744            94.4%      $604       $0.81

Misty Woods, Cary                       1984         360     275,716           766            95.3%      $615       $0.80

Pine Meadow, Greensboro (1)             1974         204     226,600         1,111            91.2%      $614       $0.55

Rock Creek, Corrboro                    1986         188     153,548           817            92.6%      $710       $0.87

Sailboat Bay, Raleigh                   1986         192     123,004           641            97.4%      $573       $0.89

Sommerset Place, Raleigh                1983         144     112,248           780            97.2%      $637       $0.82

Steeplechase, Charlotte                 1986         247     178,851           724            96.8%      $572       $0.79

The Atrium, Durham                      1989         208     196,596           945            95.2%      $673       $0.71

The Cardinal, Greensboro (1)            1994         256     237,727           929            97.3%      $595       $0.64

The Cedars, Charlotte                   1983         360     312,400           868            92.2%      $621       $0.72

The Chimneys, Charlotte                 1974         214     150,152           702            98.6%      $533       $0.76

The Oaks, Charlotte                     1996         318     280,948           883            97.8%      $741       $0.84

The Pointe, Charlotte                   1996         340     300,582           884            94.4%      $753       $0.85

The Regency, Charlotte                  1986         178     178,276         1,002            92.7%      $749       $0.75

Item 2. Properties
               PROPERTIES- Continued


                                                                                                            December, 1998
                                                                                            Occupancy        Avg. Monthly
                                                                              Average         As of        Rental Rate Per
                                         Year(s)                Square    Square Footage     December    -------------------
Property                               Constructed    Units    Footage       Per Unit        31, 1998    Unit    Square Foot
----------------------------------------------------------------------------------------------------------------------------

Timber Hollow, Chapel Hill                1986         198     145,478           735          96.5%      $685       $0.93

Willow Brook, Durham                      1986         176     139,860           795          88.1%      $701       $0.88

Winterwood, Charlotte (1)                 1986         384     369,260           962          94.8%      $682       $0.71

Woodbridge, Cary (1)                     1993-95       344     315,624           918          90.4%      $745       $0.81

Woodscape & Woods of North
 Bend, Raleigh                          1979-1983      475     430,167           906          96.0%      $654       $0.72

OHIO

Olentangy, Columbus                       1972         827     981,190         1,186          98.4%      $797       $0.67

Orchard of Landen, Maineville (1)       1985-1988      312     288,514           925          92.3%      $712       $0.77

Reserve Square, Cleveland                 1973         765     631,803           826          84.1%      $932       $1.13

University Park, Toledo                   1965          99      49,950           505          96.9%      $440       $0.87

Village of Hampshire Heights, Toledo      1950         304     187,624           617          96.0%      $422       $0.68

OKLAHOMA

Brittany Square, Tulsa                    1982         212     170,516           804          98.1%      $548       $0.68

Huntington Hollow, Tulsa                  1981         288     180,648           627          98.6%      $399       $0.64

Lincoln Oaks, Tulsa                       1991         300     216,368           721          99.7%      $575       $0.80

One Eton Square, Tulsa                    1985         448     313,904           701          97.5%      $557       $0.79

Riverside Park, Tulsa (1)                 1994         288     237,283           824          98.6%      $615       $0.75

Silver Springs & Woodland
 Oaks, Tulsa                            1983-1984      428     323,977           757          99.1%      $526       $0.69

The Lodge, Tulsa                          1979         208     152,240           732          97.6%      $453       $0.62

OREGON

Bridgecreek, Wilsonville                  1987         315     274,236           871          95.5%      $673       $0.77

Club at Tanasbourne, Hillsboro            1990         352     302,902           861          95.1%      $693       $0.81

Club at the Green, Beaverton              1991         254     238,850           940          94.2%      $699       $0.74

Country Gables, Beaverton (1)             1991         288     275,463           956          93.4%      $735       $0.77

Kempton Downs, Gresham                    1990         278     277,536           998          92.4%      $718       $0.72

Boulder Creek, Wilsonville                1991         296     251,627           850          95.6%      $650       $0.76

Meadowcreek, Tigard (1)                   1985         304     247,690           815          95.4%      $664       $0.81

Portland Center, Portland (1)             1965         525     429,371           818          79.3%      $925       $1.13

Tanasbourne Terrace, Hillsboro          1986-89        373     363,758           975          94.6%      $733       $0.75

Tanglewood, Lake Oswego                   1976         158     200,660         1,270          96.2%      $836       $0.66

Watermark Square, Portland (1)            1990         390     350,945           900          90.2%      $655       $0.73

Woodcreek, Beaverton (1)                1982-84        440     335,120           762          95.7%      $609       $0.80

SOUTH CAROLINA

Carolina Crossing, Greenville             1967         156     121,200           777          92.3%      $451       $0.58

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Gleneagle, Greenville                       1990        192       177,264           923           95.3%        $544          $0.59

Greyeagle, Greenville                       1991        156       154,624           991           97.4%        $569          $0.57

Haywood Pointe, Greenville                  1985        216       183,136           848           94.9%        $570          $0.67

Hickory Ridge, Greenville                   1968         90        72,392           804           97.8%        $456          $0.57

Hollows, Columbia                           1987        212       161,636           762           95.3%        $536          $0.70

Mallard Cove, Greenville                    1983        211       264,187         1,252           91.9%        $611          $0.49

Tamarind at Stoneridge, Columbia            1985        240       200,976           837           92.9%        $576          $0.69

TENNESSEE
Arbors at Century Center                  1988/1990     420       386,912           921           96.7%        $586          $0.64

Arbors of Brentwood, Nashville (1)         1986-87      346       320,993           928           93.0%        $679          $0.73

Arbors of Hickory Hollow, Nashville (1)     1986        336       337,260         1,004           96.7%        $619          $0.62

Brixworth, Nashville                        1985        216       144,912           671           93.5%        $732          $1.09

Cambridge at Hickory Hollow, Nashville      1997        360       358,776           997           95.8%        $667          $0.67

Canterchase, Nashville (1)                  1985        235       170,140           724           90.6%        $555          $0.77

Cherry Creek I & II, Hermitage             1986/96      407       393,100           966           95.1%        $773          $0.80

Farmington Gates, Germantown                1976        182       192,428         1,057           96.2%        $692          $0.65

Preakness, Antioch (1)                      1986        260       193,500           744           98.5%        $534          $0.72

Ridgeway Commons, Memphis                   1970        127       168,650         1,328           95.3%        $694          $0.52

Spinnaker Cove, Nashville (1)               1986        278       238,524           858           93.9%        $664          $0.77

The Landings, Memphis                       1986        292       229,376           786           93.8%        $586          $0.75

The Willows, Knoxville (1)               1987-1988      250       219,760           879           94.4%        $619          $0.70

Trinity Lakes & Autumn Creek, Cordova
    (1) (2 properties)                   1985-1991      540       484,374           897           91.6%        $610          $0.68

Village of Sycamore Ridge, Memphis          1977        114       148,560         1,303           95.6%        $694          $0.53

Waterford Place, Nashville                  1994        180       184,850         1,027           95.5%        $770          $0.75

Wyndridge II & III, Memphis (1)             1988        568       527,924           929           92.4%        $618          $0.66

TEXAS
7979 Westheimer, Houston                    1973        459       401,571           875           97.8%        $671          $0.77

Altamonte, San Antonio (1)                  1985        432       322,928           748           96.7%        $542          $0.73

Arbors of Las Colinas, Irving               1985        408       334,556           820           97.8%        $706          $0.86

Balcones Club, Austin                       1984        312       262,940           843           98.4%        $650          $0.77

Blue Swan, San Antonio (1)               1985-1994      285       226,036           793           94.4%        $551          $0.69

Breton Mill, Houston (1)                    1986        392       294,152           750           96.9%        $584          $0.78

Broadway, Garland (1)                       1983        288       227,032           788           93.0%        $531          $0.67

Burn Brae, Dallas                           1984        282       221,966           787           96.8%        $576          $0.73


Item 2. Properties
               PROPERTIES- Continued

                                                                                                                   December, 1998
                                                                                        Average     Occupancy       Avg. Monthly
                                                                                         Square       As of        Rental Rate Per
                                                          Year(s)             Square     Footage    December    --------------------
     Property                                           Constructed   Units   Footage   Per Unit    31, 1998    Unit     Square Foot
------------------------------------------------------------------------------------------------------------------------------------

Calais, Dallas                                             1986        264    206,210      781        98.5%       $602     $0.77

Cambridge Village, Lewisville                              1987        200    160,036      800        98.5%       $678     $0.85

Cedar Ridge, Arlington (1)                                 1980        121    127,808    1,056        98.3%       $715     $0.68

Celebration at Westchase, Houston                          1979        367    305,609      833        98.4%       $584     $0.70

Champion Oaks, Houston (1)                                 1984        252    190,628      756        96.4%       $587     $0.78

Chartwell Court, Houston                                   1995        243    253,553    1,043        95.1%       $822     $0.79

Copper Hill, Bedford                                       1983        204    155,764      764        95.1%       $552     $0.72

Copperfield, San Antonio                                   1984        258    197,736      766        97.7%       $522     $0.68

Countryside, San Antonio                                   1980        220    159,214      724        95.4%       $491     $0.68

Coventry at City View, Fort Worth                          1996        360    351,921      978        95.5%       $832     $0.85

Creekside Homes at Legacy, Plano                           1998        380    375,245      987        93.9%     $1,028     $1.04

Dawntree, Carrollton                                       1982        400    370,152      925        96.2%       $623     $0.67

Estate on Quarry Lake, Austin (1)                          1995        302    269,889      894        96.0%       $812     $0.91

Farnham Park, Houston (1)                                  1996        216    226,260    1,048        97.7%       $933     $0.89

Fielder Crossing, Arlington (1)                            1980        119    103,293      868        95.8%       $626     $0.72

Forest Ridge, Arlington                                  1984-85       660    555,364      841        96.1%       $633     $0.75

Forest Valley, San Antonio                                 1983        185    149,493      808        96.8%       $548     $0.68

Fountainhead I-III, San Antonio (1)                      1985-87       688    457,616      665        95.5%       $529     $0.80

Foxchase, Grand Prairie                                    1983        260    243,218      935        95.0%       $616     $0.66

Hampton Green, San Antonio                                 1979        293    222,341      759        92.8%       $488     $0.64

Harbour Landing, Corpus Christi                            1985        284    193,288      681        96.5%       $555     $0.82

Hearthstone, San Antonio                                   1982        252    167,464      665        99.6%       $443     $0.67

Hidden Lakes, Haltom City                                  1996        312    289,620      928        92.0%       $763     $0.82

Hunter's Green, Fort Worth (1)                             1981        248    188,720      761        96.4%       $516     $0.68

Jefferson at Walnut Creek, Austin (1)                      1994        342    286,188      837        95.3%       $764     $0.91

Keystone, Austin (1)                                       1981        166    111,440      671        99.4%       $579     $0.86

Kingswood Manor, San Antonio                               1983        129    109,996      853        86.0%       $521     $0.61

Kirby Place, Houston (1)                                   1994        362    359,931      994        98.9%     $1,063     $1.07

La Tour Fontaine, Houston (1)                              1994        162    170,334    1,051        96.9%     $1,181     $1.12

Lakeshore at Preston, Plano (1)                            1992        302    253,690      840        99.0%       $745     $0.89

Lakewood Greens, Dallas (1)                                1986        252    186,252      739        96.4%       $605     $0.82

Lakewood Oaks, Dallas                                      1987        352    257,606      732        95.7%       $715     $0.98

Item 2. Properties
               PROPERTIES- Continued

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Landera, San Antonio                        1983        184       168,176          914            93.5%        $575          $0.63

Lincoln Green I-III, San Antonio          1984-86       680       465,664          685            96.8%        $491          $0.72

Madison at Cedar Springs, Dallas            1995        380       334,474          880            92.9%        $936          $1.06

Madison at Chase Oaks, Plano                1995        470       420,734          895            93.8%        $784          $0.88

Madison at Round Grove, Lewisville          1995        404       358,774          888            94.0%        $783          $0.88

Madison at Stone Creek, Austin              1995        390       336,094          862            95.9%        $756          $0.88

Madison at the Arboretum, Austin            1995        161       150,836          937            96.9%        $832          $0.89

Madison on Melrose, Richardson              1995        200       189,478          947            94.5%        $897          $0.95

Madison on the Parkway, Dallas              1995        376       339,796          904            94.4%        $822          $0.91

Northgate Village, San Antonio              1984        264       214,928          814            95.8%        $519          $0.64

Palms at South Shore, League City           1990        240       190,872          795            91.6%        $756          $0.95

Parc Royale, Houston (1)                    1994        171       166,859          976            98.2%        $986          $1.01

Park Place, Houston (1)                     1996        229       206,918          904            95.6%        $781          $0.86

Parkridge Place, Irving                     1985        536       455,496          850            97.6%        $684          $0.80

Parkwest, Austin                            1985        196       179,046          914            94.4%        $752          $0.82

Plantation, Houston                         1969        232       214,432          924            96.0%        $721          $0.78

Pleasant Ridge, Arlington (1)               1982         63        57,600          914            96.8%        $636          $0.70

Prairie Creek I, Richardson                 1998        236       237,002        1,004            93.2%        $924          $0.92

Preston Bend, Dallas (1)                    1986        255       185,364          727            96.9%        $635          $0.87

Preston in Willow Bend, Plano               1985        229       233,893        1,021            93.4%        $781          $0.76

Ranchstone, Houston                         1996        220       193,088          878            94.5%        $773          $0.88

Regatta, San Antonio                        1983        200       171,634          858            96.5%        $581          $0.68

Richmond Townhomes, Houston (1)             1995        188       183,883          978            96.3%        $920          $0.94

Ridgetree, Dallas                           1983        798       597,642          749            93.7%        $547          $0.73

Rincon, Houston                             1996        288       240,787          836            95.1%        $954          $1.14

River Hill, Grand Prairie                   1996        334       297,214          890            91.5%        $779          $0.88

River Park, Fort Worth (1)                  1984        280       219,660          785            95.0%        $550          $0.70

Rolido Parque, Houston (1)                  1978        369       262,930          713            97.8%        $521          $0.73

Saddle Creek, Carrollton                    1980        238       244,488        1,027            96.2%        $703          $0.68

Sandstone, Euless (1)                       1988         40        38,236          956            95.0%        $747          $0.78

Sedona Springs, Austin                      1995        396       389,138          983            97.3%        $844          $0.86

Songbird, San Antonio (1)                   1981        262       277,720        1,060            96.9%        $640          $0.60

Sutton Place, Dallas                        1985        456       301,440          661            95.8%        $617          $0.93


Item 2. Properties
               PROPERTIES - Continued

                                                                                                                    December, 1998
                                                                                        Average     Occupancy        Avg. Monthly
                                                                                         Square       As of         Rental Rate Per
                                                       Year(s)                Square    Footage      December   --------------------
     Property                                        Constructed      Units   Footage   Per Unit     31, 1998    Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
The Lodge, San Antonio                                  1979           384    259,512     676          99.0%     $505       $0.75

The Overlook, San Antonio                               1985           411    298,133     725          97.2%     $466       $0.64

The Trails, Arlington                                   1984           208    141,696     681          94.7%     $537       $0.79

Town Center, Kingwood                                   1994           258    220,630     855          95.3%     $777       $0.91

Trails at Briar Forest, Houston (1)                     1990           476    426,724     896          95.6%     $692       $0.77

Trails at Dominion, Houston (1)                       1992-1995        843    766,592     909          95.7%     $711       $0.78

Trails End, San Antonio                                 1983           308    202,376     657          92.9%     $475       $0.72

Trails of Valley Ranch, Irving                          1986           216    174,365     807          96.3%     $727       $0.90

Village Oaks, Austin (1)                                1984           280    199,152     711          97.5%     $703       $0.99

Villas at Josey Ranch, Carrollton (1)                   1986           198    168,020     849          97.0%     $692       $0.82

Villas of Oak Creste, San Antonio                       1979           280    208,446     744          97.5%     $474       $0.64

Vista Pointe, Irving                                    1996           231    237,985   1,030          94.8%   $1,001       $0.97

Walker's Mark, Dallas                                   1982           164    133,448     814          96.3%     $644       $0.79

Waterford, San Antonio                                  1983           133     87,376     657          93.2%     $502       $0.76

Wimberly, Dallas                                        1996           372    340,987     917          93.5%     $840       $0.92

Wimbledon Oaks, Arlington (1)                           1985           248    189,960     766          96.0%     $578       $0.75

Woodmoor, Austin                                        1981           208    151,348     728          96.8%     $603       $0.83

UTAH

Brookfield, Salt Lake City                              1985           128    101,424     792          93.7%     $613       $0.77

Quail Cove, Salt Lake City                              1987           420    362,580     863          89.7%     $583       $0.68

Settlers Point, Salt Lake City                          1986           288    263,040     913          93.7%     $613       $0.67

Springs of Country Woods, Salt Lake City                1982           590    486,648     825          94.7%     $628       $0.76

VIRGINIA

Amberton, Manassas (1)                                  1986           190    143,402     755          96.3%     $736       $0.98

Brookridge, Centreville (1)                             1989           252    252,353   1,001          98.8%     $864       $0.86

Carriage Homes at Wyndham, Glen Allen                   1998           264    309,351   1,172          61.7%   $1,061       $0.91

Cascade at Landmark, Alexandria                         1990           277    272,720     985          95.3%     $983       $1.00

Champions Club, Glen Allen                              1988           212    164,580     776          97.2%     $641       $0.83

Hickory Creek, Richmond                                 1984           294    250,068     851          96.5%     $669       $0.79

Kingsport, Alexandria                                   1985           416    285,793     687          97.8%     $712       $1.04

Park West End, Richmond (1)                             1985           312    224,768     720          96.5%     $591       $0.82

Saddle Ridge, Ashburn                                   1989           216    194,142     899          97.7%     $894       $0.99

Sheffield Court, Arlington                              1986           597    356,822     598          96.5%     $872       $1.46


Item 2. Properties
               PROPERTIES- Continued

                                                                                                                   December, 1998
                                                                                        Average     Occupancy       Avg. Monthly
                                                                                        Square        As of        Rental Rate Per
                                                        Year(s)               Square    Footage     December    --------------------
     Property                                           Constructed   Units   Footage   Per Unit    31, 1998     Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood, Manassas (1)                                   1987        432    388,704     900          94.0%     $751      $0.83

Wilde Lake, Richmond (1)                                   1989        189    172,980     915          97.9%     $697      $0.76

Woodside, Lorton                                           1987        252    231,781     920          92.9%     $825      $0.90

WASHINGTON
2300 Elliott, Seattle                                      1992         91     67,403     741          95.6%     $938      $1.27

2900 on First, Seattle                                    1989-91      135     87,320     647          93.2%     $915      $1.41

Alderwood Park, Lynnwood (1)                               1982        188    143,696     764          96.8%     $715      $0.94

Bellevue Meadows, Bellevue                                 1983        180    144,208     801          93.9%     $891      $1.11

Brentwood, Vancouver                                       1990        296    286,132     967          89.2%     $681      $0.70

Chandler's Bay I, Kent                                     1989        293    278,874     952          93.5%     $784      $0.82

Charter Club, Everett                                      1991        201    172,773     860          97.5%     $779      $0.91

Chelsea Square, Redmond                                    1991        113    107,912     955          96.5%     $979      $1.03

Cherry Hill, Seattle                                       1991        108    101,390     939          99.1%     $860      $0.92

Chestnut Hills, Tacoma                                     1991        157    143,236     912          91.1%     $650      $0.71

Country Club Village, Seattle                              1991        151    157,898   1,046          93.6%     $922      $0.88

Creekside, Mountlake Terrace (1)                           1987        512    407,296     796          94.1%     $751      $0.94

Eagle Rim, Redmond                                        1986-88      156    137,920     884          94.9%     $858      $0.97

Edgewood, Woodinville (1)                                  1986        203    166,299     819          96.1%     $785      $0.96

Firdale Village, Seattle                                   1986        386    323,522     838          96.6%     $772      $0.92

Fox Run, Federal Way                                       1988        143    127,960     895          98.6%     $700      $0.78

Gates of Redmond  I & II, Redmond (1) (2 properties)     1979-1989     280    249,728     892          95.7%     $936      $1.05

Highland Creste, Seattle                                   1989        198    192,556     973          95.7%     $682      $0.70

Huntington Park, Everett                                   1991        381    307,793     808          95.5%     $743      $0.92

Indigo Springs, Kent (1)                                   1991        278    255,360     919          92.8%     $767      $0.84

James Street Crossing, Kent (1)                            1989        300    250,368     835          96.0%     $726      $0.87

Martha Lake, Seattle                                       1991        155    135,662     875          97.6%     $742      $0.85

Merrill Creek, Tacoma                                      1994        149    138,867     932          94.0%     $681      $0.73

Metropolitan Park, Seattle                                 1991         82     49,702     606          98.8%     $850      $1.40

Newport Heights, Seattle                                   1985         80     59,056     738          92.5%     $760      $1.03

North Creek Heights, Seattle                               1990        114    104,306     915          95.6%     $854      $0.93

North Creek, Everett (1)                                   1986        264    227,568     862          99.2%     $689      $0.80

Olde Redmond Place, Redmond (1)                            1986        192    160,632     837          95.8%     $898      $1.07

Orchard Ridge, Lynnwood                                    1988        104     86,548     832          98.1%     $741      $0.89

Item 2. Properties
               PROPERTIES - Continued

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Panther Ridge, Seattle                      1980          260        221,000       850            95.3%        $616          $0.72

Plum Tree Park, Seattle                     1991          196        174,310       889            98.0%        $782          $0.88

Pointe East, Redmond                        1988           76         83,280     1,096            97.4%      $1,102          $1.01

Ridgegate, Seattle                          1990          153        141,594       925            97.5%        $764          $0.83

Seventh and James, Seattle                  1992           96         61,282       638            96.9%        $866          $1.36

Stoney Creek, Tacoma                        1990          231        211,580       916            95.7%        $669          $0.73

Summit at Lake Union                     1995-1997        150        109,352       729            91.1%        $997          $1.37

Surprise Lake Village, Tacoma               1986          338        328,032       971            95.0%        $725          $0.75

Surry Downs, Bellevue                       1986          122         94,360       773            97.7%        $864          $1.12

The Hamptons, Tacoma (1)                    1991          230        202,324       880            95.6%        $667          $0.76

The Ridgetop, Tacoma                        1988          221        197,250       893            93.0%        $642          $0.72

The Village at Seeley Lake, Tacoma          1990          522        469,180       899            90.8%        $675          $0.75

Village of Newport, Federal Way             1987          100         76,890       769            98.0%        $651          $0.85

Waterford at the Lakes, Kent                1990          344        313,514       911            92.1%        $767          $0.84

Waterstone Place, Federal Way               1990          750        616,436       822            94.9%        $653          $0.79

Wellington, Silverdale (1)                  1990          240        214,024       892            93.8%        $640          $0.72

Westridge, Tacoma                        1987-1991        714        686,675       962            93.3%        $694          $0.72

Woodlake, Kirkland (1)                      1984          288        233,280       810            96.5%        $798          $0.99

WISCONSIN
Harbor Pointe, Milwaukee (1)             1970/1990        595        537,068       903            91.7%        $644          $0.71

Plum Tree I, II & III, Hales
      Corner (1) (7)                     1987-1989        332        355,074     1,070            95.5%        $867          $0.81

Ravinia, Greenfield (1) (7)                 1991          206        219,932     1,068            97.6%        $851          $0.80

Woodlands of Brookfield,
      Brookfield (1) (7)                    1990          148        185,320     1,252            95.9%      $1,171          $0.94
                                                      ----------------------------------------------------------------------------
TOTAL PROPERTIES:                                     184,895    166,096,925
                                                      ----------------------------------------------------------------------------
AVERAGE:                                                  285        256,322       898              95%        $739          $0.82

(1) Encumbered by a third party mortgage.
(2) Includes La Costa Brava (JAX) and Cedar Cove.
(3) Includes Fox Run, Greenwood Forest, Walnut Ridge, and Williamsburg.
(4) Includes Port Royale I, Port Royale II, and Port Royale III. Port Royale III is encumbered by a third party mortgage.
(5) Northwoods Village is encumbered by a third party mortgage.
(6) Greenwich Woods is encumbered by a third party mortgage.
(7) As of 12/31/97, the Operating Partnership had an investment in six mortgage loans collateralized by these properties and they were included in the Form 10-K as "Additional Properties". On 4/1/98, the Operating Partnership purchased these five properties and they are therefore no longer considered "Additional Properties".
(8) Includes Paces Station and Paces on the Green.
(9) Overlook Manor II is encumbered by a third party mortgage.

Item 2. Properties
          PROPERTIES - Continued


          Development  and Construction Activity
          The apartment communities under construction and/or in lease up are listed below:

                                                 Average    Estimated     Construction     Actual         Actual or     Estimated
                                                  Unit     Construction  Cost Funded at    Date of        Estimated      Date of
                                         Total    Size        Cost          12/31/98     Construction    Commencement  Stabilized
     Name                       City     Units  (Sq. Ft.)   (Millions)   (Millions)***   Commencement*   of Lease-Up*  Occupancy*
------------------------------------------------------------------------------------------------------------------------------------
ARIZONA
Montierra                    Scottsdale   249     1,052        $21            $20            3/97            6/98          4/99

The Retreat, Phase I          Phoenix     240       973        $14            $30            1/97            7/97          3/99

The Retreat, Phase II         Phoenix     240       973        $17           **              9/97            3/98          3/99



GEORGIA
Merritt Lake
  (aka Satellite Place)       Duluth      424     1,036        $35            $28            2/98            9/98          9/99

TENNESSEE
Cherry Creek III             Hermitage    220     1,085        $16            $12           12/97            9/98          1/00

TEXAS
Prairie Creek II             Richardson   228       994        $20            $ -            5/98            1/99          9/99

VIRGINIA
Madison at Spring Oak (10)    Richmond    506       997        $48            $ 9           11/97            1/00          3/02
                                         ----                 ----           ----
TOTAL                                   2,107                 $171            $99
                                        =====                 ====            ===


(10) Development of this project is currently on hold.

* The actual date of construction commencement represents the date the Operating Partnership began development of the first building/phase. The actual or estimated commencement of lease-up represents the date the Operating Partnership began or estimates to begin lease-up of the first building/phase. The estimated date of stabilized occupancy represents the date the Operating Partnership estimates to reach 93% physical occupancy for all buildings/phases or two months after the certificate of occupancy is received on the final building/phase.

**   Combined with The Retreat, Phase I.

*** Amounts represent the total development cost to date at December 31, 1998. Of this amount, $29 million was funded by EWR prior to the EWR Merger
     (for Monterra and The Retreat) and $42 million was funded by MRY prior to the MRY Merger (for Merritt Lake, Cherry Creek III, Prairie Creek II and Madison at Spring Oak).

Item 2. Properties
               PROPERTIES - Continued

                  ADDITIONAL PROPERTIES

                                                                                                                 December, 1998
                                                                                                Occupancy         Avg. Monthly
                                                                                Average           As of          Rental Rate Per
                                           Year(s)                Square     Square Footage     December      ----------------------
Property                                 Constructed   Units      Footage       Per Unit        31, 1998      Unit       Square Foot
------------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Brookside Place, Stockton (11)              1981         90        96,664        1,074             93%         $752          $0.70

Canyon Creek, San Ramon (11)                1984        268       257,676          961             97%       $1,197          $1.24

Cobblestone Village, Fresno (11)            1983        162       153,118          945             97%         $584          $0.62

Country Oaks, Agoura (11)                   1985        256       258,558        1,010             95%       $1,329          $1.32

Edgewater, Bakersfield (11)                 1984        258       240,322          931             93%         $673          $0.72

Feather River, Stockton (11)                1981        128        97,328          760             96%         $562          $0.74

Hidden Lake, Sacramento (11)                1985        272       261,808          963             93%         $738          $0.77

Lakeview, Lodi (11)                         1983        138       136,972          993             98%         $732          $0.74

Lantern Cove, Foster City (11)              1985        232       228,432          985             94%       $1,723          $1.75

Schooner Bay I, Foster City (11)            1985        168       167,345          996             94%       $1,847          $1.85

Schooner Bay II, Foster City (11)           1985        144       143,442          996             93%       $1,830          $1.84

South Shore, Stockton (11)                  1979        129       141,055        1,093             96%         $803          $0.74

Waterfield Square I, Stockton (11)          1984        170       160,100          942             95%         $604          $0.64

Waterfield Square II, Stockton (11)         1984        158       151,488          959             96%         $622          $0.65

Willow Brook, Pleasant Hill (11)            1985        228       234,840        1,030             96%       $1,360          $1.32

Willow Creek, Fresno (11)                   1984        116       118,422        1,021             97%         $671          $0.66

COLORADO
Deerfield, Denver (11)                      1983        158       146,380          926             97%         $745          $0.80

Foxridge, Englewood (11)                    1984        300       292,992          977             96%         $816          $0.84

GEORGIA
Woodcrest, Augusta (12)                     1982        248       217,064          875             84%         $586          $0.67

Hammoncks at Long Point, Savannah (12)      1997        308       323,844        1,051             97%         $824          $0.78

Huntington, Savannah (12)                   1986        147       119,452          813             97%         $564          $0.69

Magnolia Villas, Savannah (12)              1986        144       161,200        1,119             89%         $640          $0.57

NEW MEXICO
Mesa Del Oso, Albuquerque (11)              1983        221       252,169        1,141             94%         $865          $0.76

Tierra Antigua, Albuquerque (11)            1985        148       152,241        1,029             93%         $728          $0.71

Item 2. Properties
               PROPERTIES - Continued

                    ADDITIONAL PROPERTIES

                                                                                                     December, 1998
                                                                            Average   Occupancy       Avg. Monthly
                                                                             Square     As of        Rental Rate Per
                                            Year(s)             Square      Footage    December   --------------------
     Property                             Constructed   Units   Footage     Per Unit   31, 1998    Unit    Square Foot
----------------------------------------------------------------------------------------------------------------------
OKLAHOMA
Lakewood, Tulsa (11)                         1985        152      157,372     1,035      99%       $719       $0.69

SOUTH CAROLINA
Windsor Place, Goose Creek (12)              1984        224      213,440       953      98%       $577       $0.61

Summit Place, North Charleston (12)          1985        226      201,818       893      98%       $575       $0.64
                                                       ------------------------------------------------------------
TOTAL ADDITIONAL PROPERTIES:                           5,193    5,085,542
                                                       ------------------------------------------------------------
AVERAGE:                                                 192      188,353       979      95%       $894       $0.91
                                                       ============================================================

(11) All of these Additional Properties are encumbered by mortgages, of which the Operating Partnership has an investment in the second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities).

(12) The Operating Partnership has a 50% equity investment in each of these properties, but receives preferential returns ranging from 9.50% to 10.25% until its investment is recovered.

                                    PART I

Item 3.  Legal Proceedings

     Only ordinary routine litigation incidental to the business which is not deemed material was initiated during the year ended December 31, 1998. As of December 31, 1998, the Operating Partnership does not believe there is any other litigation threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

          There is no established public trading market for the OP Units.

          During 1998, the Operating Partnership directly issued 4,235,685 OP Units having a value of $205.2 million and 48,328 Junior Convertible Preference Units having a value of $4.8 million in exchange for direct or indirect interests in multifamily Properties in private placement transactions under section 4(2) of the Securities Exchange Act of 1934, as amended. OP Units are exchangeable into Common Shares of the Company on a one-for-one basis or, at the option of the Company, the cash equivalent thereof one year from the date of issuance.

          The following tables sets forth, for the periods indicated, the distributions paid on the Operating Partnership's OP Units:

              Fiscal Year 1998                  Distributions
        ----------------------------------------------------------------

        Fourth Quarter Ended December 31, 1998             $0.71
        Third Quarter Ended September 30, 1998             $0.67
        Second Quarter Ended June 30, 1998                 $0.67
        First Quarter Ended March 31, 1998                 $0.67

              Fiscal Year 1998                  Distributions
        ----------------------------------------------------------------
        Fourth Quarter Ended December 31, 1997             $ 0.67
        Third Quarter Ended September 30, 1997             $0.625
        Second Quarter Ended June 30, 1997                 $0.625
        First Quarter Ended March 31, 1997                 $0.625

     In addition, on February 24, 1999, the Operating Partnership declared a $0.71 distribution on each OP Unit payable on April 9, 1999 to OP Unit holders of record on March 19, 1999.

     The number of holders of record of OP Units in the Operating Partnership, at December 31, 1998 was 306. The number of outstanding OP Units as of December 31, 1998 was 131,417,938, which includes units held by minority interest owners in Merry Land DownREIT I LP, which were converted to 180,585 OP Units subsequent to December 31, 1998. In addition, the number of holders of record of Junior Convertible Preference Units in the Operating Partnership at December 31, 1998 was three. The number of outstanding Junior Convertible Preference Units as of December 31, 1998 was 48,328, which are convertible to 98,626 OP Units.

Item 6.  Selected Financial Data

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995 and 1994 have been derived from the historical Financial Statements of the Operating Partnership audited by Grant Thornton LLP, independent accountants. The historical operating data for the years ended December 31, 1998, 1997 and 1996 have been derived from the historical Financial Statements of the Operating Partnership audited by Ernst & Young LLP, independent auditors. The net income per weighted average OP Unit amounts have been presented and, where appropriate, restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For a further discussion of net income per weighted average OP Unit and the impact of Statement No. 128, see Note 9 of Notes to the Consolidated Financial Statements as included elsewhere in this Form 10-K. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                       ERP OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
          (Amounts in thousands except per OP Unit and property data)

                                                                                      Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                   1998          1997          1996          1995          1994
                                                                -----------   -----------   -----------   -----------   -----------
OPERATING DATA:

Total revenues                                                 $  1,337,449  $    747,321  $    478,385  $    390,384  $    231,034
                                                                ===========   ===========   ===========   ===========   ===========
Income before gain on disposition of properties and
  extraordinary items                                          $    255,032  $    176,014  $     97,033  $     59,738  $     45,988
                                                                ===========   ===========   ===========   ===========   ===========

Net income                                                     $    276,735  $    189,852  $    115,923  $     83,355  $     45,988
                                                                ===========   ===========   ===========   ===========   ===========

Net income per weighted average OP Unit outstanding            $       1.65  $       1.79  $       1.70  $      1.68   $       1.34
                                                                ===========   ===========   ===========   ===========   ===========

Net income per weighted average OP Unit outstanding -
     assuming dilution                                         $       1.63  $       1.76  $       1.69  $       1.67  $       1.34
                                                                ===========   ===========   ===========   ===========   ===========

Weighted average OP Units outstanding                               111,713        73,182        51,108        42,749        34,150
                                                                ===========   ===========   ===========   ===========   ===========

Weighted average OP Units outstanding - assuming dilution           112,578        74,281        51,520        42,865        34,274
                                                                ===========   ===========   ===========   ===========   ===========

Distributions declared per OP Unit outstanding                 $       2.72  $       2.55  $       2.40  $       2.18  $       2.01
                                                                ===========   ===========   ===========   ===========   ===========


BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation (1)             $ 10,942,063  $  7,121,435  $  2,983,510  $  2,188,939  $  1,963,476
  Real estate, after accumulated depreciation (1)              $ 10,223,572  $  6,676,673  $  2,681,998  $  1,970,600  $  1,770,735
  Total assets                                                 $ 10,700,260  $  7,094,631  $  2,986,127  $  2,141,260  $  1,847,685
  Total debt                                                   $  4,680,527  $  2,948,323  $  1,254,274  $  1,002,219  $    994,746
  Redeemable Preference Interests                              $      4,833  $        -    $        -    $     24,578  $     26,001
  9 3/8% Series A Cumulative Redeemable Preference Units       $    153,000  $    153,000  $    153,000  $    153,000  $        -
  9 1/8% Series B Cumulative Redeemable Preference Units       $    125,000  $    125,000  $    125,000  $    125,000  $        -
  9 1/8% Series C Cumulative Redeemable Preference Units       $    115,000  $    115,000  $    115,000  $        -    $        -
  8.60% Series D Cumulative Redeemable Preference Units        $    175,000  $    175,000  $        -    $        -    $        -
  Series E Cumulative Convertible Preference Units             $     99,925  $     99,963  $        -    $        -    $        -
  9.65% Series F Cumulative Redeemable Preference Units        $     57,500  $     57,500  $        -    $        -    $        -
  7 1/4% Series G Convertible Cumulative Preference Units      $    316,250  $    316,250  $        -    $        -    $        -
  7.00% Series H Cumulative Convertible Preference Units       $      3,914  $        -    $        -    $        -    $        -
  8.82% Series I Cumulative Convertible Preference Units       $    100,000  $        -    $        -    $        -    $        -
  8.60% Series J Cumulative Convertible Preference Units       $    114,985  $        -    $        -    $        -    $        -
  8.29% Series K Cumulative Redeemable Preference Units        $     50,000  $        -    $        -    $        -    $        -
  7.625% Series L Cumulative Redeemable Preference Units       $    100,000  $        -    $        -    $        -    $        -
  Partners' capital                                            $  4,346,414  $  2,921,682  $  1,216,467  $    750,902  $    761,373

OTHER DATA:
  Total properties (at end of period) (2)                               654           463           218           174           163
  Total apartment units (at end of period) (2)                      187,002       135,200        67,705        53,294        50,704
  Funds from operations (3)                                    $    458,841  $    270,763  $    160,267  $    120,965  $     83,886
  Cash flow provided by (used for):
     Operating activities                                      $    533,163  $    338,035  $    210,930  $    141,534  $     93,997
     Investing activities                                      $ (1,047,376) $ (1,550,224) $   (635,655) $   (324,018) $   (896,515)
     Financing activities                                      $    484,883  $  1,098,213  $    558,568  $    175,874  $    808,495


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 6.  Selected Financial Data (Consolidated Historical (continued))

(1) Includes approximately $96.3 million and $36 million of construction in progress as of December 31, 1998 and 1997, respectively.

(2)  In August 1995 the Operating Partnership also made its $89 million mortgage note investment collateralized by 21 of the Additional Properties. In April 1997, the Operating Partnership made its $88 million mortgage note investment collateralized by five of the Additional Properties. In 1998, these properties were acquired and are no longer included as Additional Properties, but now are included as Properties. In addition, in October 1998, the Operating Partnership contributed six of the Additional Properties having a value of $52.7 million to six respective joint ventures. These 27 Additional Properties consisted of 5,193 units at December 31, 1998. These 26 Additional Properties consisted of 5,267 units at December 31, 1997. The Additional Properties are not included in these numbers.

(3) The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies, including an equity REIT. The new definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, less an allocation of net income to preference unit holders, plus depreciation on real estate assets and amortization of deferred financing costs related to EQR's Predecessor Business. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Operating Partnership's calculation of FFO for 1995 and 1994 has been restated to reflect the effects of the new definition as mentioned above. FFO for the year ended December 31, 1994 includes the effect of a one-time charge of approximately $879,000 for the relocation of the property management headquarters to Chicago.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Overview

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements thereto appearing elsewhere in this Form 10-K. Due to the Operating Partnership's ability to control the Management Partnerships, the Financing Partnerships and the LLCs, and Merry Land DownREIT I LP, each entity has been consolidated with the Operating Partnership for financial reporting purposes.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

  . alternative sources of capital to the Operating Partnership are higher than anticipated;
  . occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and
  . additional factors as discussed in Part I of this Annual Report as filed on Form 10-K.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Since EQR's IPO and through December 31, 1998, the Operating Partnership has acquired direct interests in 623 properties, of which six are under development, (the "Acquired Properties"), containing 175,031 units in the aggregate for a total purchase price of approximately $10.4 billion, including the assumption of approximately $2.6 billion of mortgage indebtedness and $845.9 million of unsecured notes. The Operating Partnership's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties.

     The Acquired Properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. In addition, in August 1995, the Operating Partnership made its $89 million mortgage note investment collateralized by 21 of the Additional Properties and in October 1998, the Operating Partnership contributed 6 of the Additional Properties having a value of $52.7 million to six joint ventures.

     The following table summarizes the number of Acquired Properties and related units acquired by year:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

                                                    Number of                       Number of Units
                                  Number of      Properties Under     Number of          Under
     Year of Acquisition          Properties       Development          Units         Development
     ----------------------------------------------------------------------------------------------
             1993                      10                                2,694
             1994                      84                               26,286
             1995                      17                                5,035
             1996                      49                               15,665
             1997                     250             2                 68,101            729
             1998                     207             4                 55,143          1,378
                                  -----------------------------------------------------------------
     Total Acquired Properties        617             6                172,924          2,107
                                  =================================================================

     From the IPO and through December 31, 1998, the Operating Partnership disposed of 38 Properties and a portion of one Property, including five properties containing 1,254 units during 1996 (the "1996 Disposed Properties"); seven properties, a portion of one property and a vacant land parcel containing 1,336 units during 1997 (the "1997 Disposed Properties"); and twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties").

     The Operating Partnership's overall results of operations for the three years ended December 31, 1998 have been significantly impacted by the Operating Partnership's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the Acquired Properties. The impact of the Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both 1998 and 1997 (the "1998 Same Store Properties") and Properties that the Operating Partnership owned for all of both 1997 and 1996 (the "1997 Same Store Properties") also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

     Comparison of the year ended December 31, 1998 to the year ended December 31, 1997

     For the year ended December 31, 1998, income before gain on disposition of properties and extraordinary item increased by $79 million when compared to the year ended December 31, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

     In regard to the full year 1998 Same Store Properties, which represents 63,243 units, rental income increased by approximately $23.1 million to $527.3 million or 4.59% primarily as a result of higher rental rates charged to new tenants and tenant renewals, a 1.01% increase in average economic occupancy levels and an increase in income from billing tenants for their share of utility costs. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $5.3 million or 2.65%. This increase was primarily the result of higher compensation costs, leasing and advertising costs, utilities, and maintenance charges.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

     Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $25.9 million primarily due to the continued expansion of the Operating Partnership's property management business. The 1998 amounts include a full year effect of the various offices the Operating Partnership opened in 1997, including the Scottsdale Office, which had a significant expansion resulting from the EWR Merger. During 1998, the Operating Partnership opened new management offices in Jacksonville and Orlando, Florida and the Operating Partnership assumed a management office in Augusta, Georgia, related to the MRY Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These net revenues decreased by $0.9 million due to the disposition of certain of these properties, resulting in the Operating Partnership no longer providing fee and asset management services to such properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $125.5 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.9 billion. However, the Operating Partnership's effective interest costs decreased from 7.50% for the year ended December 31, 1997 to 7.10% for the year ended December 31, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $6.7 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel in the Operating Partnership's Human Resources, Accounting, Legal and Management Information Systems groups, as well as higher compensation costs, shareholder reporting costs and professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.62% for the year ended December 31, 1998 compared to 2.02% of total revenues for the year ended December 31, 1997.

     Comparison of the year ended December 31, 1997 to the year ended December 31, 1996

     For the year ended December 31, 1997, income before gain on disposition of properties and extraordinary item increased by $79 million when compared to the year ended December 31, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1996 Disposed Properties. The increase in interest income of $7.5 million earned on the Operating Partnership's mortgage note investments is primarily attributable to its $88 million mortgage note investment as well as an increase in interest income earned on its $89 million mortgage note investment.

     In regard to the 1997 Same Store Properties, which represents 49,805 units, rental revenues increased by approximately $11.9 million or 3.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.5 million or 0.9%. This decrease was primarily the result of lower medical and health care insurance costs, which resulted in lower payroll costs. In addition, the Operating Partnership was successful in reducing its costs for leasing and advertising as well as building, maintenance and grounds costs by consolidating its vendor services in selected sub-markets in order to obtain volume pricing discounts and by

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

consolidating its personnel in selected sub-markets where Properties were centrally located. With respect to the lower medical and health care insurance costs, the Operating Partnership believes this is not a sustainable trend but only benefited the 1997 results.

     Property management represents expenses associated with the management of the Operating Partnership's Properties. These expenses increased by approximately $9.3 million primarily due to the continued expansion of the Operating Partnership's property management business to facilitate the management of the Operating Partnership's Additional Properties. During 1997, the Operating Partnership opened new management offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Minneapolis, Minnesota; Charlotte, North Carolina; and Louisville, Kentucky. In addition, the Operating Partnership assumed a management office in Tulsa, Oklahoma, related to the Wellsford Merger and significantly expanded a management office in Scottsdale, Arizona related to the EWR Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These net revenues decreased by $0.6 million due to the disposition of certain of these properties, resulting in the Operating Partnership no longer providing fee and asset management services to such properties.

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

Liquidity and Capital Resources

For the Year Ended December 31, 1998

     As of January 1, 1998, the Operating Partnership had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1998 were approximately $4 million and the amounts available on the Operating Partnership's lines of credit were $330 million of which $12 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Consolidated Statements of Cash Flows.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in a joint venture with a multifamily real estate developer, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1998 the Company and/or the Operating
Partnership:

  . issued a total of approximately 8.5 million Common Shares through various offerings and received total net proceeds of $412.5 million, which were contributed by the Company to the Operating Partnership in exchange for OP Units.
  . issued the 2015 Notes, the August 2003 Notes and the 2000 Notes and received net proceeds of $542.3 million;
  . mortgaged fifteen previously unencumbered Properties and received net proceeds of $223.5 million; and
  . disposed of twenty properties, which generated net proceeds of approximately $177 million.

All of these proceeds were utilized to either:
  .  purchase additional properties;
  .  provide funding for properties in the development stage; and/or
  .  repay the lines of credit and mortgage indebtedness on certain Properties.

     With respect to the 1998 Acquired Properties, the Company issued 21.8 million Common Shares having a value of $1.0 billion and issued the following preferred shares having a combined liquidation value of $369.1 million (upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued OP Units and cumulative convertible or redeemable preference units to the Company):

  .  Series H Preferred Shares;
  .  Series I Preferred Shares;
  .  Series J Preferred Shares;
  .  Series K Preferred Shares; and
  .  Series L Preferred Shares.

     The Operating Partnership also assumed mortgage indebtedness, unsecured notes and a line of credit of approximately $1.2 billion, issued OP Units having a value of approximately $205.2 million and issued Junior Convertible Preference Units having a value of approximately $4.8 million. The cash portion of these acquisitions were primarily funded from amounts drawn on the Operating Partnership's lines of credit and proceeds received in connection with the transactions mentioned in the previous paragraphs.

     In December 1997, the Operating Partnership entered into a joint venture agreement with a multifamily residential real estate developer whereby the Operating Partnership will make investments in a limited partnership to fund its portion of the project cost. During 1997 and 1998, the Operating Partnership funded a total of $6.9 million and $23.9 million and during 1999 the Operating Partnership expects to fund approximately $74.9 million in connection with this agreement. Subsequent to December 31, 1998, the Operating Partnership has funded approximately $1 million. In addition, the Operating Partnership also funded $20 million to guarantee third party construction financing and is obligated to fund up to an additional $20 million.

     In regards to certain other properties under development and/or expansion in 1998, the Operating Partnership funded $31.6 million. In 1999, the Operating Partnership expects to fund $53.9 million related to the continued development and/or expansion of as many as five Properties.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     In regards to certain properties having earnout/development agreements, in 1998 no amounts were funded. The Operating Partnership expects to fund $60.4 million related to three earnout/development projects expected to be finished during 1999. Subsequent to December 31, 1998, the Operating Partnership has funded $16.2 million relating to the completion/acquisition of Copper Canyon. In addition, the Operating Partnership may be required to fund an additional $1 million earnout payment to the developer for Copper Canyon if certain specified operation levels are met.

     As of December 31, 1998, the Operating Partnership had total indebtedness of approximately $4.7 billion, which included mortgage indebtedness of $2.3 billion (including premiums of $4.5 million), of which $878.3 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (net of a $5.3 million discount), of which $35.6 million represented tax-exempt bond indebtedness. During the year, the Operating Partnership repaid an aggregate of $63.8 million of mortgage indebtedness on nine of its Properties. These repayments were funded from the Operating Partnership's credit facilities or from proceeds received from the various capital transactions mentioned in the previous paragraphs.

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

     In February 1996, the Operating Partnership entered into a Forward Starting Swap agreement that will hedge the Operating Partnership's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate commencing May 15, 1999.

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

     In May 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0% upon its refinancing. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Operating Partnership for entering into this agreement.

     In August 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's planned financing in the fourth quarter of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

1998. This agreement was cancelled in November at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the 15 previously unencumbered Properties that occurred in November 1998.

     In August 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the Operating Partnership's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.65125%. This agreement was for a notional amount of $150 million with a termination date of August 2003.

     In August 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the Operating Partnership's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.683%. This agreement was for a notional amount of $150 million with a termination date of August 2005.

     The fair value of these instruments, discussed above, as of December 31, 1998 approximates their carrying or contract values.

     The Operating Partnership has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Operating Partnership has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Operating Partnership's standards. In regard to replacement-type items described above, the Operating Partnership generally expects to spend $250 per unit on an annual recurring basis.

     During the year ended December 31, 1998, total capital expenditures for the Operating Partnership approximated $102 million. Of this amount, approximately $34.1 million related to capital improvements and major repairs for the 1996, 1997 and 1998 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994 and 1995 Acquired Properties approximated $17.1 million, or $338 per unit. Capital spent for replacement-type items approximated $39.4 million, or $257 per unit, which is in line with the Operating Partnership's expected annual recurring per unit cost. Also included in total capital expenditures was approximately $11.4 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 1999 are budgeted to be approximately $110 million for all properties or $588 per unit.

     Total distributions paid in 1998 amounted to $404.5 million, which included certain distributions declared in the fourth quarters of 1997 and 1998. The Operating Partnership paid a $0.71 per OP Unit distribution on December 31, 1998 for the quarter ended December 31, 1998 to OP Unit holders of record as of December 20, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     Subsequent to December 31, 1998 and through March 12, 1999, the Operating Partnership acquired five additional properties representing 1,246 units for a total purchase price of approximately $86.6 million, including the assumption of approximately $16.9 million of mortgage indebtedness. These acquisitions were primarily funded from the proceeds obtained from the sale of certain Properties in 1998 and 1999. The Operating Partnership is always seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties.

     Subsequent to December 31, 1998 and through March 12, 1999, the Operating Partnership disposed of six Properties for a total sales price of $64 million. These proceeds will be utilized to purchase additional Properties. The Operating Partnership anticipates that it will continue to sell certain Properties in the portfolio.

     The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties and the funding of Properties in the development stage, generally through its working capital, net cash provided by operating activities and borrowings under its lines of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its lines of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     The Operating Partnership has a revolving credit facility with Morgan Guaranty and Bank of America (as co-agents) to provide the Operating Partnership with potential borrowings of up to $500 million. This credit facility matures in November 1999 and will continue to be used to fund property acquisitions and short term liquidity requirements. As of March 12, 1999, $145 million was outstanding under this facility.

     In connection with the MRY Merger, the Operating Partnership assumed a second revolving credit facility with First Union Bank (as agent) with potential borrowings of up to $120 million. This credit facility matures in September 2000 and will also be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of March 12, 1999, $35 million was outstanding under this facility.

     In connection with the Wellsford Merger the Operating Partnership provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership will agree to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share over a three-year period ending on May 30, 2000. As of March 12, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

     In conjunction with the MRY Merger in October 1998, the Operating Partnership entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Operating

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Partnership contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. In return for the spin-off of certain assets and liabilities to MRYP Spinco, the Operating Partnership received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable. At December 31, 1998 approximately $18.3 million was outstanding on the Senior Note, bearing interest at LIBOR plus 250 basis points. The Operating Partnership has a potential obligation to fund up to an additional $6.7 million under the Senior Note.

For the Year Ended December 31, 1997

     As of January 1, 1997, the Operating Partnership had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1997 were approximately $33.3 million and the amounts available on the Operating Partnership's line of credit were $265 million, of which $24.7 million is restricted. In addition, the Operating Partnership had $6.6 million of proceeds from a property sale included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Operating Partnership's Consolidated Statements of Cash Flows.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities. Utilizing this strategy during 1997 the Company and/or the Operating Partnership:

  . issued a total of approximately 11.9 million Common Shares through various offerings, other than issuances in connection with the acquisitions of Properties and received total net proceeds of approximately $536.8 million, which were contributed by the Company to the Operating Partnership in exchange for OP Units;
  . completed the offerings of the Series D Preferred Shares and the Series G Preferred Shares and received net proceeds of approximately $473.1 million, which were contributed by the Company to the Operating Partnership in exchange for cumulative redeemable preference units and cumulative convertible preference units, respectively; and
  . issued the 2017 Notes, the 2001 Notes and the 2003 Notes and received net proceeds of approximately $345.9 million.

     With respect to Property acquisitions during 1997, including the effects of the Mergers, the Operating Partnership purchased 252 Properties containing 68,830 units for a total purchase price of approximately $4.1 billion, including the issuance's of 25.1 million Common Shares (which were contributed by the Company to the Operating Partnership in exchange for OP Units), the assumption of EWR's minority interest with a market value of approximately $107.3 million, the liquidation value of $157.5 million for the Series E Preferred Shares and Series F Preferred Shares (which were contributed by the Company to the Operating Partnership in exchange for cumulative convertible preference units and cumulative redeemable preference units, respectively), the assumption of mortgage indebtedness and unsecured notes of approximately $1.3 billion and issuance of OP Units with a value of approximately $5.3 million. The cash portion of these acquisitions were primarily funded from amounts drawn on the Operating Partnership's line of credit and proceeds received in connection with the transactions mentioned in the previous paragraph.

     During the year ended December 31, 1997, the Operating Partnership also disposed of seven properties, a portion of one Property and a vacant land parcel, which generated net proceeds of approximately $35.8 million. Proceeds from the dispositions were ultimately applied to purchase additional Properties.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     As of December 31, 1997, the Operating Partnership had total indebtedness of approximately $2.9 billion, which included mortgage indebtedness of $1.6 billion (including premiums of $3.9 million), of which $723 million represented tax exempt bond indebtedness, and unsecured debt of $1.4 billion (including net discounts and premiums in the amount of $5.7 million). During the year, the Operating Partnership repaid an aggregate of $113.4 million of mortgage indebtedness on 29 of its Properties. In addition, the $100 million of floating rate notes due December 22, 1997 were repaid at maturity. These repayments were funded from the Operating Partnership's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs.

     During the year ended December 31, 1997, total capital expenditures for the Operating Partnership approximated $60 million. Of this amount, approximately $9.5 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and certain Acquired Properties approximated $19.4 million, or $217 per unit. Capital spent for replacement-type items approximated $21.4 million, or $239 per unit, which is in line with the Operating Partnership's expected annual recurring per unit cost. Also included in total capital expenditures was approximately $9.7 million expended for non real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

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

     The Operating Partnership anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Operating Partnership is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second or third quarter of 1999. The Operating Partnership has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 70% has been incurred as of December 31, 1998. During the fourth quarter of 1998, the primary focus of the Year 2000 remediation efforts was on testing and implementing existing and new IT systems and on assessing the Operating Partnership's exposure regarding non-IT systems at property sites. Of the remaining $300,000 budgeted to complete the Operating Partnership's Year 2000 remediation project, approximately $150,000 has been allocated to engage Year 2000 consultants to help the Operating Partnership monitor its

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issue (Continued)

IT compliance progress and to complete final IT testing and implementation. The remaining $150,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

     In some cases, various third party vendors have been queried on their Year 2000 readiness. The Operating Partnership continues to query its significant suppliers and vendors to determine the extent to which the Operating Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Operating Partnership is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Operating Partnership's results of operations, liquidity, or capital resources. However, there can be no assurances that the systems of other companies, on which the Operating Partnership's systems rely, will be timely converted and would not have an adverse effect on the Operating Partnership's systems.

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

Funds From Operations

     Commencing in 1996, the Operating Partnership implemented the new definition of FFO adopted by the Board of Governors of NAREIT in March 1995. The new definition primarily eliminates the amortization of deferring financing costs and depreciation of non-real estate assets as items added back to net income when calculating FFO.

     The Operating Partnership generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets and amortization of deferred financing costs related to EQR's Predecessor Business less an allocation of net income to preference unit holders. The

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funds From Operations (Continued)

Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other companies and, accordingly, may not be comparable to such other companies.

     For the year ended December 31, 1998, FFO increased $188.1 million representing a 69.5% increase when compared to the year ended December 31, 1997. For the year ended December 31, 1997, FFO increased by $110.5 million representing a 69% increase when compared to the year ended December 31, 1996.

     The following is a reconciliation of net income to FFO for the years ended December 31, 1998, 1997 and 1996 (amounts are in thousands):

================================================================================================================
                                                 Year Ended     Year Ended     Year Ended
                                                 12/31/98       12/31/97       12/31/96
----------------------------------------------------------------------------------------------------------------

Net income                                       $ 276,735      $ 189,852      $ 115,923
Adjustments:
  Depreciation on real estate assets*              296,691        153,526         91,174
  Amortization of deferred financing costs
   related to predecessor business                      35            235          1,075
  Allocation of net income to preference
   unit holders                                    (92,917)       (59,012)       (29,015)
  Write-off of unamortized costs on
   refinanced debt                                      --             --          3,512
  Gain on disposition of properties                (21,703)       (13,838)       (22,402)
----------------------------------------------------------------------------------------------------------------
FFO                                              $ 458,841      $ 270,763      $ 160,267
================================================================================================================

* Includes $183,000 related to the Operating Partnership's share of depreciation from unconsolidated joint ventures for the year ended December 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Operating Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Operating Partnership manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The Operating Partnership also utilizes certain derivative financial instruments to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis. Derivatives are used for hedging purposes rather than speculation. The Operating Partnership does not enter into financial instruments for trading purposes.

     The Operating Partnership has total outstanding debt of approximately $4.7 billion at December 31, 1998, of which approximately $840 million, or 18%, is floating rate debt, including the effects of any interest rate protection agreements. If market rates of interest on the Operating Partnership's floating rate debt increase by 54 basis points (a 10% increase), the increase in interest expense on the Operating Partnership's floating rate debt would decrease future earnings and cash flows by approximately $4.5 million. If market rates of interest on the Operating Partnership's floating rate debt decrease by 54 basis points (a 10% increase), the decrease in interest expense on the Operating Partnership's floating rate debt would increase future earnings and cash flows by approximately $4.5 million.

     These amounts were determined by considering the impact of hypothetical interest rates on the Operating Partnership's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Operating Partnership's financial structure.

                                    PART II

Item 8. Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements on page F-1 of this Form
     10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Items 10, 11, 12 and 13 (Part III) of this Form 10-K omit the use of certain defined terms used elsewhere herein and contain certain defined terms that are different from those used in other sections of this report.

Item 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
     (a,b,c,d,e & f) TRUSTEES AND EXECUTIVE OFFICERS
                     -------------------------------

     The Operating Partnership does not have any trustees or executive officers. The trustees and executive officers, as of March 1, 1999, of Equity Residential Properties Trust (the "Trust"), their ages and their positions and offices are set forth in the following table:

        Name            Age                                      Position
---------------------------------------------------------------------------------------------------------
Samuel Zell             57       Chairman of the Board of Trustees (term expires in 1999)
Douglas Crocker II      58       President, Chief Executive Officer and Trustee
                                 (term expires in 2001)
John W. Alexander       52       Trustee (term expires in 1999)
Stephen O. Evans        53       Executive Vice President - Strategic Investments and Trustee (term expires in 2000)
Henry H. Goldberg       60       Trustee (term expires in 1999)
Errol R. Halperin       58       Trustee (term expires in 1999)
James D. Harper, Jr.    65       Trustee (term expires in 2001)
Boone A. Knox           63       Trustee (term expires in 1999)
Edward Lowenthal        54       Trustee (term expires in 2000)
Jeffrey H. Lynford      51       Trustee (term expires in 2000)
Sheli Z. Rosenberg      57       Trustee (term expires in 2001)
Gerald A. Spector       52       Executive Vice President, Chief Operating Officer and Trustee
                                 (term expires in 2001)
Michael N. Thompson     50       Trustee (term expires in 2001)
B. Joseph White         51       Trustee (term expires in 2000)
Alan W. George          41       Executive Vice President - Acquisitions
Edward J. Geraghty      49       Executive Vice President - Development and Asset Management
Michael J. McHugh       43       Executive Vice President, Chief Accounting Officer and Treasurer
David J. Neithercut     43       Executive Vice President and Chief Financial Officer
Gregory H. Smith        47       Executive Vice President - Asset Management
Bruce C. Strohm         44       Executive Vice President, General Counsel and Secretary
Frederick C. Tuomi      44       Executive Vice President - Property Management

     The following is a biographical summary of the experience of the trustees and executive officers of the Company. Officers serve at the pleasure of the Board of Trustees.

     Samuel Zell has been Chairman of the Board of the Trust since March 1993. Since January 1999, Mr. Zell has been chairman of Equity Group Investments, LLC, an investment company ("EGI LLC"). For more than five years prior to 1999, Mr. Zell had been chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"). He is also chairman of the board of directors of Jacor Communications, Inc., an owner and operator of radio stations ("Jacor"), American Classic Voyages Co., an owner and operator of cruise lines, Anixter International Inc., a provider of integrated network and cabling systems ("Anixter"), Manufactured Home Communities, Inc., a real estate investment trust ("REIT") specializing in the ownership and management of manufactured home communities ("MHC"), Chart House Enterprises, Inc., an owner and operator of restaurants, and Capital Trust, Inc., a specialized finance company ("Capital Trust"). Mr. Zell is chairman of the board of trustees of Equity Office Properties Trust, a REIT specializing in the ownership and management of office buildings ("EOP"). He is a director of Fred Meyer, Inc., an owner

                                   PART III

and operator of supermarkets, Davel Communications, Inc., an operator of public payphones, and Ramco Energy plc, an independent oil company based in the United Kingdom.

     Douglas Crocker II has been Chief Executive Officer, President and a Trustee of the Trust since March 1993. Mr. Crocker has been a director of Wellsford Real Properties, Inc. ("WRP"), a publicly traded real estate merchant banking firm since its formation in June 1997, Ventas, Inc., a real estate company focusing on the ownership and acquisition of health care properties, since November 1998, and was a director of Horizon Group Inc., an owner, developer and operator of outlet retail properties from July 1996 to June 1998. Mr. Crocker has been president and chief executive officer of First Capital Financial Corporation, a sponsor of public limited real estate partnerships ("First Capital"), since December 1992, and a director of First Capital since January 1993. He was an executive vice president of Equity Financial and Management Company ("EF&M"), a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities from November 1992 until March 1997. Mr. Crocker chairs and serves on boards or committees of various multi-family housing associations, including the National Multi-Housing Council and the Multifamily Council of the Urban Land Institute, and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").

     John W. Alexander has been a Trustee of the Trust since May 1993 and is the president of Mallard Creek Capital Partners, Inc., an investment company with interests in real estate and development entities. He is also a partner of Meringoff Equities, a real estate investment and development company, and a director of Jacor.

     Stephen O. Evans has been Executive Vice President - Strategic Investments and a Trustee of the Trust since December 23, 1997, the date of the merger of Evans Withycombe Residential, Inc. ("Evans"), a multifamily property REIT, into the Trust ("Evans Merger"). Prior to the Evans Merger, Mr. Evans served as the chairman of the board and chief executive officer of Evans since its formation in May 1994. Mr. Evans founded Evans Withycombe, Inc., the predecessor of Evans, in 1977 and served as its chairman of the board and chief executive officer from 1977 to 1994. Mr. Evans is a member of NAREIT, Lambda Alpha, a national land economic fraternity, and the Urban Land Institute.

     Henry H. Goldberg has been a Trustee of the Trust since January 1995. Mr. Goldberg is chairman of the board, chief executive officer and founder of The Artery Group, L.L.C., a diversified real estate company.

     Errol R. Halperin has been a Trustee of the Trust since May 1993. Mr. Halperin has been an attorney at the law firm of Rudnick & Wolfe since 1979, serving as a senior partner and a member of the firm's policy committee since 1981, and a director of Elkay Manufacturing Company, a manufacturer of stainless steel sinks, faucets, water coolers and cabinets, since 1980. Mr. Halperin specializes in federal income tax counseling and real estate and corporate transactions.

     James D. Harper, Jr. has been a Trustee of the Trust since May 1993. Mr. Harper is the president of JDH Realty Co., a real estate development and investment company, and is the principal partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. He is a trustee of EOP and a director of Burnham Pacific Properties Inc., a REIT that owns, develops and manages commercial real estate properties in California, and American Health Properties, Inc., a REIT specializing in health care facilities. Mr. Harper is also a trustee of the Urban Land Institute.

                                   PART III

     Boone A. Knox has been a Trustee of the Trust since October 19, 1998, the date of the merger of Merry Land & Investment Company, Inc. ("Merry Land"), a multifamily property REIT, into the Trust ("Merry Land Merger"). Mr. Knox has been a director of Merry Land Properties, Inc. ("MRYP"), a publicly traded diversified real estate company, since its formation as part of the Merry Land Merger. Prior to the Merry Land Merger, Mr. Knox had been chairman of the board of Merry Land since December 1996. Mr. Knox has served as chairman of the board of directors of Regions Bank, Central Georgia since January 1997, and has been a director of Cousins Properties Incorporated, a REIT specializing in the ownership, development and management of retail and office buildings, since 1969, and The InterCept Group, Inc., a data processing company for community banks, since February 1998.

     Edward Lowenthal has been a Trustee of the Trust since June 1997, shortly after the merger of Wellsford Residential Property Trust ("Wellsford"), a multifamily property REIT, and the Trust on May 30, 1997 ("Wellsford Merger"). Mr. Lowenthal has been the president, chief executive officer and a director of WRP since its formation in January 1997, and had been the president and chief executive officer and a trustee of Wellsford since its formation in July 1992 until the Wellsford Merger. Mr. Lowenthal is a director of Corporate Renaissance Group, Inc., a mutual fund, Omega Healthcare, Inc., a healthcare REIT, Omega Worldwide, Inc., a health care finance company, and Great Lakes REIT, Inc., an office building REIT. He is also a member of the Board of Governors of NAREIT and a member of the New York bar.

     Jeffrey H. Lynford has been a Trustee of the Trust since June 1997, shortly after the Wellsford Merger. Mr. Lynford has been the chairman of the board and secretary of WRP since its formation in January 1997, and had been the chairman of the board and secretary of Wellsford since its formation in July 1992 until the Wellsford Merger, and the chief financial officer of Wellsford from July 1992 until December 1994. Mr. Lynford currently serves as a trustee emeritus of the National Trust for Historic Preservation and as a director of five mutual funds: Cohen & Steers Equity Income Fund, Inc., Cohen & Steers Realty Income Fund, Inc., Cohen & Steers Realty Shares, Inc., Cohen & Steers Special Equity Fund, Inc. and Cohen & Steers Total Return Realty Fund, Inc. He is also a member of the New York bar.

     Sheli Z. Rosenberg has been a Trustee of the Trust since March 1993. Ms. Rosenberg has been chief executive officer and president of EGI LLC since January 1999. From November 1994 until 1999, Ms. Rosenberg had been chief executive officer, president and a director of EGI. Ms. Rosenberg had been a principal of the law firm of Rosenberg & Liebentritt, P.C. ("R&L"), from 1980 to 1997. Ms. Rosenberg is a trustee of EOP and is a director of Capital Trust, Jacor, MHC, Anixter, CVS Corporation, a drugstore chain, Illinois Power Co., a supplier of electricity and natural gas in Illinois, and its parent holding company, Illinova Corp.

     Gerald A. Spector has been a Trustee and Executive Vice President of the Trust since March 1993 and Chief Operating Officer of the Trust since February 1995. Mr. Spector was Treasurer of the Trust from March 1993 through February 1995. From January 1973 until January 1996, Mr. Spector was an officer of EF&M, most recently serving as vice president from November 1994 through January 1996. From September 1990 through November 1994, Mr. Spector was executive vice president and chief operating officer of EF&M. Mr. Spector was executive vice president and chief operating officer of EGI from January 1991 through January 1994.

     Michael N. Thompson has been a Trustee of the Trust since October 19, 1998, the date of the Merry Land Merger. Mr. Thompson has been president, chief operating officer and a director of MRYP since its formation as part of the Merry Land Merger. Prior to the Merry Land Merger, Mr. Thompson

                                   PART III

served as executive vice president and chief operating officer of Merry Land since December 1996, and as a vice president of Merry Land from August 1992 until December 1996.

     B. Joseph White has been a Trustee of the Trust since May 1993. Mr. White has been a professor at the University of Michigan Business School since 1987 and has served as the dean since 1991. Mr. White is a director of Kelly Services, Inc., a temporary services firm, Gordon Food Service, Inc., a midwestern food distribution company, the Cummins Engine Foundation, the philanthropic arm of Cummins Engine Co., a diesel engine manufacturer, and several mutual funds managed by Alger Management, Inc., including the Alger Fund, Alger American Fund, Alger Retirement Fund, Spectra Fund, and Castle Convertible Fund.

     Alan W. George has been Executive Vice President - Acquisitions of the Trust since February 1997, Senior Vice President - Acquisitions of the Trust from December 1995 until February 1997 and Vice President - Acquisitions and asset manager of the Trust from August 1993 until December 1995.

     Edward J. Geraghty has been Executive Vice President - Development and Asset Management of the Trust since March 1998. Mr. Geraghty was a managing director- real estate of The Travelers Investment Group, Inc. from June 1995 to March 1998. Mr. Geraghty was an officer of The Travelers Realty Investment Company, a subsidiary of The Travelers Insurance Company, from July 1989 to January 1995, most recently serving as an executive vice president from December 1992 to June 1995.

     Michael J. McHugh has been an Executive Vice President of the Trust since January 1998, and Chief Accounting Officer and Treasurer of the Trust since February 1995. Mr. McHugh was Senior Vice President of the Trust from February 1995 until January 1998. From May 1990 until January 1995, Mr. McHugh was a senior vice president and chief financial officer of First Capital.

     David J. Neithercut has been Executive Vice President and Chief Financial Officer of the Trust since February 1995. Mr. Neithercut had been Vice President
- Financing of the Trust from September 1993 until February 1995. Mr. Neithercut was a senior vice president - finance of EGI from January 1995 until February 1995, and a vice president - finance of Equity Asset Management, Inc., a subsidiary of EGI providing real estate ownership services, from October 1990 until December 1994.

     Gregory H. Smith has been Executive Vice President - Asset Management of the Trust since December 1994. Mr. Smith was a senior vice president of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until December 1994. Mr. Smith was employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships, from June 1989 until December 1993, most recently serving as first vice president.

     Bruce C. Strohm has been Executive Vice President and General Counsel of the Trust since March 1995 and Secretary of the Trust since November 1995. Mr. Strohm was a Vice President of the Trust from March 1993 through March 1995 and an Assistant Secretary of the Trust from March 1995 through November 1995. Mr. Strohm was a vice president of R&L from January 1988 to March 1995, most recently serving as a member of the firm's management committee.

     Frederick C. Tuomi has been Executive Vice President - Property Management of the Trust since January 1994. Mr. Tuomi had been president of RAM Partners, Inc., a subsidiary of Post Properties, Inc., a multifamily property REIT, from March 1991 to January 1994.

                                   PART III

     Pursuant to the Company's declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Operating Partnership to report, based on its review of reports to the SEC about transactions in its OP Units furnished to the Operating Partnership and written representation of the Company's trustees and executive officers and the Operating Partnership's 10% owners. There were no such items on which to report during 1998.

Item 11. Executive Compensation

     The Operating Partnership does not have any executive compensation. Information concerning the Equity Residential Properties Trust's executive compensation will be contained in its definitive proxy statement relating to the 1999 Annual Meeting of Shareholders to be held on May 17, 1999. Please see this definitive proxy statement for further discussion.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of March 1, 1999, (except as otherwise indicated in the footnotes) regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership's outstanding OP Units, and in addition, each trustee of the Company, the executive officers of the Company, and by all trustees and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                                   PART III

                                            Shares
                        Number of            Upon                          Percent of
                         Common             Exercise of                     Common
       Name              Shares(1)          Options(2)        Total(1)      Shares(1)
----------------------------------------------------------------------------------------
Samuel Zell             3,076,331  (3)       391,667         3,467,998       2.85%
Douglas Crocker II        271,029  (4)       565,000           836,029          *
John W. Alexander           5,004             25,001            30,005          *
Stephen O. Evans          850,576  (5)        40,167           890,743          *
Henry H. Goldberg         425,504  (6)        15,001           440,505          *
Errol R. Halperin           5,711  (7)        25,001            30,712          *
James D. Harper, Jr.        4,586             25,001            29,587          *
Boone A. Knox           1,595,872  (8)             0         1,595,872       1.34%
Edward Lowenthal          103,200  (9)         5,001           108,201          *
Jeffrey H. Lynford         82,329              5,001            87,330          *
Sheli Z. Rosenberg         73,561  (10)       85,000           158,561          *
Gerald A. Spector          89,109  (11)      296,751           385,860          *
Michael N. Thompson       121,525  (12)            0           121,525          *
B. Joseph White             5,400             25,001            30,401          *
Edward J. Geraghty         22,407             16,666            39,073          *
Alan W. George             19,910             75,832            95,742          *
Gregory H. Smith           17,538             94,999           112,537          *
Trustees and Executive
   Officers as a
   Group (21 persons)   6,854,459          2,121,587         8,976,046       7.20%

   * Less than 1%.

(1) In accordance with SEC regulations, assumes that all OP units, convertible preference units in the Operating Partnership and the Trust's convertible preferred shares of beneficial interest held by the person are exchanged for common shares, that none of the OP units, convertible preference units or convertible shares held by other persons are so exchanged, and that no options to acquire common shares held by other persons are exercised.

(2) Reflects common shares which may be acquired within 60 days after March 1, 1999 through the exercise of share options.

(3) Includes 2,431,350 OP units which are exchangeable on a one-for-one basis into 2,431,350 common shares. Also includes 30,000 common shares beneficially owned by the Samuel Zell Foundation. Mr. Zell disclaims beneficial ownership of 567,256 common shares (including the 30,000 common shares held by the Samuel Zell Foundation and assuming the exchange of 537,256 OP units) because the economic benefits with respect to such common shares are attributable to other persons.

                                   PART III

(4) Includes 8,825 common shares beneficially owned by Mr. Crocker's spouse, as to which Mr. Crocker disclaims beneficial ownership. Also includes 175,000 common shares beneficially owned by MWC Partners, L.P. ("MWC"), of which Mr. Crocker is the sole general partner. The sole limited partner of MWC is a trust created for the benefit of Mr. Crocker's wife and Mr. Crocker's children.

(5) Includes 849,066 OP units which are exchangeable on a one-for-one basis into 849,066 common shares.

(6) Includes 263,347 OP units held by Mr. Goldberg, which are exchangeable on a one-for-one basis into 263,347 common shares; 5,998 Junior Convertible Preference Units which are exchangeable into 12,240 common shares; 48,078 OP units held by Mr. Goldberg's spouse, which are exchangeable on a one-for -one basis into 48,078 common shares; 6,047 Junior Convertible Preference Units which are exchangeable into 12,340 common shares; and 75,714 OP units held by GGL Investment Partners #1 ("GGL"), which are exchangeable on a one -for-one basis into 75,714 common shares. Mr. Goldberg is a general partner of GGL with a 66.67% percentage interest. Mr. Goldberg disclaims beneficial ownership of the interests held by his spouse and 33.33% of the interests held by GGL.

(7) Includes 1,000 common shares beneficially owned by Mr. Halperin's spouse, as to which Mr. Halperin disclaims beneficial ownership.

(8) Includes 1,173,950 common shares beneficially owned by Knox, Ltd., of which Mr. Knox is the general partner, and includes 3,178 common shares beneficially owned by BT Investments, of which Mr. Knox is the managing partner. Mr. Knox disclaims beneficial ownership of the common shares owned by Knox, Ltd. and BT Investments, except to the extent of his pecuniary interest in 151,116 common shares. Also includes 3,114 common shares beneficially owned by Mr. Knox's spouse and 424 common shares beneficially owned by Mr. Knox, not individually, but as custodian for his niece and nephew, as to all of which Mr. Knox disclaims beneficial ownership. Also includes 157,722 common shares beneficially owned by the Knox Foundation, of which Mr. Knox is the trustee, and includes 174,429 common shares beneficially owned by the Estate of Peter S. Knox III, of which Mr. Knox is the co-executor. Mr. Knox disclaims beneficial ownership of the common shares owned by the Knox Foundation and the Estate of Peter S. Knox III.

(9) Includes 726 common shares beneficially owned by Mr. Lowenthal's spouse, as to which Mr. Lowenthal disclaims beneficial ownership.

(10) Includes 600 common shares beneficially owned by Ms. Rosenberg's spouse, as to which Ms. Rosenberg disclaims beneficial ownership. Also includes 1,528 OP units which are exchangeable on a one-for-one basis into 1,528 common shares. Ms. Rosenberg is a trustee of certain trusts created for the benefit of Mr. Zell and his family. Such trusts are indirect owners of certain partnerships or limited liability companies which own common shares and/or OP units which are exchangeable on a one-for-one basis into common shares. Ms.

                                   PART III

     Rosenberg disclaims beneficial ownership of such common shares and OP units indirectly beneficially owned by Mr. Zell's trusts.

(11) Includes 33,500 common shares beneficially owned by Mr. Spector's spouse, and 2,337 common shares beneficially owned by Mr. Spector as custodian for his minor children, as to all of which Mr. Spector disclaims beneficial ownership. Also includes 1,683 OP units which are exchangeable on a one-for -one basis into 1,683 common shares.

(12) Includes 419 common shares beneficially owned by Mr. Thompson's children and 2,648 common shares beneficially owned by Mr. Thompson's spouse, as to all of which Mr. Thompson disclaims beneficial ownership.

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

     During 1996, 1997 and 1998, certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services and Arthur A. Greenberg, which provided tax advisory services. Fees paid to Rosenberg & Liebentritt, P.C., of which Ms. Rosenberg was chairman of the board and president until September 1997, amounted to approximately $1.3 million for the year ended December 31, 1997. Fees paid to the other affiliate mentioned above amounted in the aggregate to approximately $48,851 and $22,600 for the years ended December 31, 1998 and 1997, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million for the year ended December 31, 1997. As of December 31, 1997, no amounts were owed to The Riverside Agency, Inc. As of December 31, 1997, $0.6 million was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with new acquisitions and securities matters.

     Equity Group Investments, Inc. and certain of its subsidiaries, including, Equity Properties & Development, L.P. and Equity Properties Management Corp. (collectively, "EGI"), have provided certain services to the Operating Partnership and the Company which include, but are not limited to, investor relations, corporate secretarial, real estate tax evaluation services and market consulting and research services. Fees paid to EGI for these services amounted to approximately $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts due to EGI were $57,408 and $74,578 as of December 31, 1998 and 1997, respectively.

     Management Corp. has lease agreements with affiliated parties covering office space occupied by regional operation centers located in Chicago, Illinois ("Chicago Office"); Atlanta, Georgia (the "Atlanta Office"); and Tampa, Florida ("Tampa Office") and the corporate headquarters located in Chicago, Illinois. In connection with these affiliated lease agreements, Management Corp. paid Equity Office Holdings, L.L.C. ("EOH") $114,539 in connection with the Chicago Office, $55,117 in connection with the Atlanta Office, $194,506 in connection with the Tampa Office and $772,320 in connection with the space occupied

                                   PART III

by the corporate headquarters for the year ended December 31, 1998. As of December 31, 1998, $136,000 was owed to EOH.

     In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $5.6 million for the year ended December 31, 1998.

     (b) The Operating Partnership has engaged Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Rosenberg's husband is a partner, to provide legal services from time to time relating to employee benefit issues. The Operating Partnership has also engaged Rudnick & Wolfe, a law firm in which Mr. Halperin is a partner, to provide legal services from time to time relating to securities filings.

     (c) Mr. Goldberg is a two-thirds owner and chairman of the board of directors of Artery Property Management, Inc., a real estate property management company ("APMI"). In connection with the acquisition of certain properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and, as of December 31, 1998, secured by 445,540 OP units. The largest aggregate amount of indebtedness outstanding under the loan at any time during 1998 was $15,212,000 and the amount outstanding as of December 31, 1998 was $14,558,484. The first note issued in the amount of $1,056,000 accrues interest at the prime rate plus 3 1/2 % per annum. The second note issued in the amount of $14,156,000 bears interest equal to approximately $287,000 per year plus the amount of distributions payable on 414,615 of the 445,540 OP units pledged as collateral for the loan. The loan requires mandatory prepayments upon receipt of sale proceeds from certain of the properties. This loan matures on November 30, 2004.

     In connection with the agreement to acquire certain properties from Mr. Goldberg and his affiliates, the Operating Partnership extended a $12,000,000 non-revolving line of credit to Mr. Goldberg and his wife in September 1998. The loan bears interest at the prime rate plus 2%. The largest principal amount owed in 1998 was $5,000,000 and the principal balance due at December 31, 1998 was $3,853,482. Payment is secured by a pledge of certain of their OP units as well as additional collateral. The loan requires mandatory prepayments upon receipt of sale proceeds from certain of the properties. The loan is due in full on September 3, 1999.

     During 1998, the Operating Partnership acquired three properties and the related management agreements from affiliates of Mr. Goldberg for an aggregate purchase price of approximately $21.4 million, including the assumption of approximately $4.2 million of indebtedness. The purchase price also included the issuance of 48,328 Junior Convertible Preference Units in the Operating Partnership, which have a liquidation value of $100 and are exchangeable for OP Units upon certain circumstances. On January 13, 1999, Mr. Goldberg and his wife received 5,998 and 6,047 of these preference units, respectively, as of December 22, 1998. Mr. Goldberg's interest in these transactions equaled approximately $3.8 million.

     From January 1, 1999 through March 20, 1999, the Operating Partnership acquired three additional properties and the related management agreements from affiliates of Mr. Goldberg for an aggregate purchase price of approximately $36.5 million, including the assumption of approximately $16.9 million of indebtedness. Mr. Goldberg's interest in these transactions equaled approximately $3.5 million.

     The Operating Partnership has entered into agreements with affiliates of Mr. Goldberg to acquire six additional properties and the related management agreements, which acquisitions are expected to close in 1999. The aggregate purchase price for these properties, before customary prorations, is estimated at approximately $81.8 million, which amount will include the assumption of indebtedness and the issuance of

                                   PART III

Junior Convertible Preference Units. Mr. Goldberg estimates that his interest in these transactions will equal approximately $10.3 million.

     Mr. Tuomi borrowed $100,000 from the Trust in 1994 related to his purchase of a home in the Chicago area. The loan bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 2% with interest due quarterly. The largest principal amount owed in 1998 was $72,000 and the principal balance at December 31, 1998 was $54,000. The loan is payable in equal principal installments of $18,000 over the next three years.

     Mr. Crocker borrowed $140,000 from the Trust in April 1996 related to the payment of a tax liability. The largest principal amount owed in 1998 was $140,000 and the principal balance at December 31, 1998 was zero, as the loan was paid in full in February 1998. The loan bore interest at 30-day LIBOR plus 2%.

     Mr. Crocker borrowed $564,000 from the Trust in August 1996. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1998 was $483,420 and the principal balance at December 31, 1998 was $402,850. Payment is secured by a pledge of Mr. Crocker's common shares. The loan is payable in equal principal installments of $80,570 over seven years commencing March 15, 1997.

     Mr. Crocker borrowed $100,000 from the Trust in August 1998 related to the payment of a tax liability. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1998, and the principal balance at December 31, 1998, was $100,000. The loan is payable in full in August 2000.

     Mr. Spector borrowed $300,000 from an affiliate of the Trust in April 1998 related to the payment of a tax liability. The largest principal amount owed in 1998 was $300,000, and the principal balance at December 31, 1998 was zero, as the loan was paid in full in July 1998. The loan bore interest at 30-day LIBOR plus 2%.

     Mr. Spector borrowed $105,000 from an affiliate of the Trust in December 1998 related to the payment of a partnership interest expense. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1998, and the principal balance at December 31, 1998, was $105,000. The loan is due in full on April 30, 1999.

     Mr. Spector borrowed $258,000 from an affiliate of the Trust in December 1998 related to the payment of a tax liability. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1998, and the principal balance at December 31, 1998, was $258,000. The loan is due in full on June 1, 1999.

     Mr. George borrowed $100,000 from the Trust in December 1997 related to home improvements. The loan bears interest at 30-day LIBOR plus 2% with interest due monthly beginning in January 1998. The largest principal amount owed in 1998, and the principal balance due at December 31, 1998, was $100,000. Payment is secured by a pledge of Mr. George's common shares and share options and a second mortgage on Mr. George's home. Payments of principal are due in the amount of $30,000 on each of April 1, 1999 and April 1, 2000; and $40,000 on April 1, 2001.

     The executive officers listed below are indebted to the Trust as a result of purchasing common shares from the Trust in June 1994. The loans accrue interest, payable quarterly in arrears, at the applicable federal rate, as defined in the Code in effect at the date of each loan. The loans are due and payable on the

                                   PART III

first to occur of the date on which the individual leaves the Trust, other than by reason of death or disability, or the respective loan's due date. The loans are recourse to the respective individuals and are collateralized by a pledge of the common shares purchased. All distributions paid on pledged common shares in excess of the then marginal tax rate on the taxable portion of such distributions are used to pay interest and principal on the loans.

                      Largest Principal Amount   Principal Balance     Interest
    Name                  Owed in 1998            at Dec. 31, 1998       Rate
--------------------------------------------------------------------------------
Douglas Crocker II      $  814,909               $  770,846            6.21%
Douglas Crocker II         931,755                  894,529            6.15%
Douglas Crocker II         941,415                  929,073            7.26%
Douglas Crocker II       1,864,148                1,810,368            7.93%
Frederick C. Tuomi         313,799                  312,843            7.26%
Alan W. George              79,062                   78,081            7.26%

  (d) None

                                    PART IV

     Item 14. Exhibits,Financial Statements, Schedules and Reports on Form 8-K

     (a)
     (1 & 2) See Index to Financial Statements and Schedule on page F-1 of this
             Form 10-K.

     (3) Exhibits:

4.1**       Indenture, dated as of May 16, 1994, by and among the Operating
            Partnership, as obligor, the Company, as guarantor and The First
            National Bank of Chicago, as trustee in connection with 8 1/2%
            senior notes due May 15, 1999
4.2**       Indenture, dated October 1, 1994, between the Operating
            Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities
10.1***     Fifth Amended and Restated Agreement of Limited Partnership of ERP
            Operating Limited Partnership
10.2*       Form of Property Management Agreement (REIT properties)
10.3**      Form of Property Management Agreement (Non-REIT properties)
10.4****    Amended and Restated Master Reimbursement Agreement, dated as of
            November 1, 1996 by and between Federal National Mortgage
            Association and EQR-Bond Partnership
10.5+       Second Amended and Restated Revolving Credit Agreement, dated as of
            September 9, 1997 among the Operating Partnership and Morgan
            Guaranty Trust Company of New York, as lead agent, Bank of America
            National Trust and Savings Association, as co-lead agent, The First
            National Bank of Chicago, as co-agent, U.S. Bank National
            Association f/k/a and d/b/a First Bank National Association, as co-
            agent and NationsBank of Texas, N.A., as co-agent
10.6        Amendment No. 1 to Amended and Restated Agreement of Limited
            Partnership of Evans Withycombe Residential, LP
12          Computation of Ratio of Earnings to Fixed Charges
21          List of Subsidiaries of the Operating Partnership
23.1        Consent of Ernst & Young LLP
24.1        Power of Attorney for John W. Alexander dated March 12, 1999
24.2        Power of Attorney for James D. Harper, Jr. dated March 12, 1999
24.3        Power of Attorney for Errol R. Halperin dated March 12, 1999
24.4        Power of Attorney for B. Joseph White dated March 12, 1999
24.5        Power of Attorney for Henry H. Goldberg dated March 12, 1999
24.6        Power of Attorney for Edward Lowenthal dated March 12, 1999
24.7        Power of Attorney for Jeffrey H. Lynford dated March 12, 1999
24.8        Power of Attorney for Stephen O. Evans dated March 12, 1999
24.9        Power of Attorney for Boone A. Knox dated March 12, 1999
24.10       Power of Attorney for Michael N. Thompson dated March 12, 1999

-----------------------------
* Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0- 24920, and incorporated herein by reference.
*** Included as an exhibit to the Operating Partnership's Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
**** Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1996.
+ Included as an exhibit to the Operating Partnership's Form 8-K dated September 10, 1997, filed on September 10, 1997.

                                    PART IV

     (b)  Reports on Form 8-K:

            None

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

                                        ERP OPERATING LIMITED PARTNERSHIP
                                        BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                            ITS GENERAL PARTNER



Date: March 12, 1999                   By: /s/    Douglas Crocker II
      --------------                       -------------------------------------
                                                  Douglas Crocker II
                                           President, Chief Executive Officer,
                                              Trustee and *Attorney-in-Fact


Date: March 12, 1999                   By: /s/    David J. Neithercut
      --------------                       -------------------------------------
                                                  David J. Neithercut
                                            Executive Vice-President and
                                                 Chief Financial Officer

Date: March 12, 1999                   By: /s/    Michael J. McHugh
      --------------                       -------------------------------------
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

Date: March 12, 1999                   By: /s/    Samuel Zell
      --------------                       -------------------------------------
                                                  Samuel Zell
                                            Chairman of the Board of Trustees

Date: March 12, 1999                   By: /s/    Gerald A. Spector
      --------------                       -------------------------------------
                                                  Gerald A. Spector
                                               Executive Vice-President, Chief
                                                  Operating Officer and Trustee

Date: March 12, 1999                   By: /s/    Sheli Z. Rosenberg
      --------------                       -------------------------------------
                                                  Sheli Z. Rosenberg
                                                       Trustee

                                    PART IV

                              --------------------

Date: March 12, 1999                   By: /s/    James D. Harper
      --------------                       -------------------------------------
                                                  James D. Harper
                                                      Trustee

Date: March 12, 1999                   By: /s/    Errol R. Halperin
      --------------                       -------------------------------------
                                                  Errol R. Halperin
                                                      Trustee

Date: March 12, 1999                   By: /s/    John W. Alexander
      --------------                       -------------------------------------
                                                  John W. Alexander
                                                      Trustee

Date: March 12, 1999                   By: /s/    B. Joseph White
      --------------                       -------------------------------------
                                                  B. Joseph White
                                                      Trustee

Date: March 12, 1999                   By: /s/    Henry H. Goldberg
      --------------                       -------------------------------------
                                                  Henry H. Goldberg
                                                      Trustee

Date: March 12, 1999                   By: /s/    Jeffrey H. Lynford
      --------------                       -------------------------------------
                                                  Jeffrey H. Lynford
                                                      Trustee

Date: March 12, 1999                   By: /s/    Edward Lowenthal
      --------------                       -------------------------------------
                                                  Edward Lowenthal
                                                      Trustee

Date: March 12, 1999                   By: /s/    Stephen O. Evans
      --------------                       -------------------------------------
                                                  Stephen O. Evans
                                                      Trustee

Date: March 12, 1999                   By: /s/    Boone A. Knox
      --------------                       -------------------------------------
                                                  Boone A. Knox
                                                      Trustee

Date: March 12, 1999                   By: /s/    Michael N. Thompson
      --------------                       -------------------------------------
                                                  Michael N. Thompson
                                                      Trustee

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                       ERP OPERATING LIMITED PARTNERSHIP



                                                                  PAGE
                                                                  ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

     Report of Independent Auditors                                F-2

     Consolidated Balance Sheets as of
      December 31, 1998 and 1997                                   F-3

     Consolidated Statements of Operations for
      the years ended December 31, 1998, 1997 and 1996             F-4

     Consolidated Statements of Cash Flows for
      the years ended December 31, 1998, 1997 and 1996             F-5 to F-6

     Consolidated Statements of Partners' Capital
      for the years ended December 31, 1998, 1997 and 1996         F-7

     Notes to Consolidated Financial Statements                    F-8 to F-48

SCHEDULE FILED AS PART OF THIS REPORT

     Schedule III - Real Estate and Accumulated Depreciation       S-1 to S-12

                        REPORT OF INDEPENDENT AUDITORS


To the Partners
ERP Operating Limited Partnership

     We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the "Operating Partnership") as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           /s/ ERNST & YOUNG LLP
                                               ERNST & YOUNG LLP


Chicago, Illinois
February 17, 1999
except for Note 36, as to which the date is March 5, 1999

                       ERP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                  December 31,      December 31,
                                                                     1998              1997
                                                                 --------------   --------------
ASSETS
Investment in real estate
     Land                                                        $   1,326,148    $     791,980
     Depreciable property                                            9,519,579        6,293,415
     Construction in progress                                           96,336           36,040
                                                                 --------------   --------------
                                                                    10,942,063        7,121,435
Accumulated depreciation                                              (718,491)        (444,762)
                                                                 --------------   --------------
     Investment in real estate, net of accumulated depreciation     10,223,572        6,676,673

Real estate held for disposition                                        29,886             --
Cash and cash equivalents                                                3,965           33,295
Investment in mortgage notes, net                                       88,041          176,063
Rents receivable                                                         4,758            3,302
Deposits - restricted                                                   69,339           36,374
Escrow deposits - mortgage, net                                         68,725           44,864
Deferred financing costs, net                                           27,569           23,092
Other assets                                                           184,405          100,968
                                                                 --------------   --------------
     Total assets                                                $  10,700,260    $   7,094,631
                                                                 =============    ==============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable                                      $   2,341,011    $   1,582,559
     Notes, net                                                      2,049,516        1,130,764
     Lines of credit                                                   290,000          235,000
     Accounts payable and accrued expenses                             100,926           67,699
     Accrued interest payable                                           46,176           28,048
     Rents received in advance and other liabilities                    54,616           38,750
     Security deposits                                                  37,439           28,193
     Distributions payable                                              18,755           20,223
                                                                 --------------   --------------
     Total liabilities                                               4,938,439        3,131,236
                                                                 --------------   --------------
Commitments and contingencies
Partners' capital:
     Redeemable Preference Interests                                     4,833             --
                                                                 --------------   --------------
     Cumulative Convertible or Redeemable Preference Units           1,410,574        1,041,713
                                                                 --------------   --------------
     General Partner                                                 3,919,873        2,648,278
     Limited Partners                                                  426,541          273,404
                                                                 --------------   --------------
          Total General Partner and Limited Partners capital         4,346,414        2,921,682
                                                                 --------------   --------------
          Total partners' capital                                    5,761,821        3,963,395
                                                                 --------------   --------------
          Total liabilities and partners' capital                $  10,700,260    $   7,094,631
                                                                 =============    ==============

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per OP Unit data)

                                                                     Year Ended December 31,
                                                           --------------------------------------------
                                                                1998           1997            1996
                                                           --------------------------------------------
REVENUES
     Rental income                                         $ 1,293,560     $   707,733     $   454,412
     Fee and asset management                                    5,622           5,697           6,749
     Interest income - investment in mortgage notes             18,564          20,366          12,819
     Interest and other income                                  19,703          13,525           4,405
                                                           ------------    ------------    ------------
          Total revenues                                     1,337,449         747,321         478,385
                                                           ------------    ------------    ------------
EXPENSES
     Property and maintenance                                  326,567         176,075         127,172
     Real estate taxes and insurance                           126,009          69,520          44,128
     Property management                                        52,705          26,793          17,512
     Fee and asset management                                    4,207           3,364           3,837
     Depreciation                                              301,869         156,644          93,253
     Interest:
          Expense incurred                                     246,585         121,324          81,351
          Amortization of deferred financing costs               2,757           2,523           4,242
     General and administrative                                 21,718          15,064           9,857
                                                           ------------    ------------    ------------
          Total expenses                                     1,082,417         571,307         381,352
                                                           ------------    ------------    ------------
Income before gain on disposition of properties
     and extraordinary item                                    255,032         176,014          97,033
     Gain on disposition of properties, net                     21,703          13,838          22,402
                                                           ------------    ------------    ------------
Income before extraordinary item                               276,735         189,852         119,435
     Write-off of unamortized costs on refinanced debt             --              --           (3,512)
                                                           ------------    ------------    ------------
Net income                                                 $   276,735     $   189,852     $   115,923
                                                           ============    ============    ============
ALLOCATION OF NET INCOME:
Redeemable Preference Interests                            $       --      $        --     $       263
                                                           ============    ============    ============
9 3/8% Series A Cumulative Redeemable Preference Units     $    14,344     $    14,344     $    14,345
                                                           ============    ============    ============
9 1/8% Series B Cumulative Redeemable Preference Units     $    11,406     $    11,406     $    11,406
                                                           ============    ============    ============
9 1/8% Series C Cumulative Redeemable Preference Units     $    10,494     $    10,494     $     3,264
                                                           ============    ============    ============
8.60% Series D Cumulative Redeemable Preference Units      $    15,050     $     9,238     $        --
                                                           ============    ============    ============
Series E Cumulative Convertible Preference Units           $     6,995     $     4,143     $        --
                                                           ============    ============    ============
9.65% Series F Cumulative Redeemable Preference Units      $     5,549     $     3,284     $        --
                                                           ============    ============    ============
7 1/4% Series G Convertible Cumulative Preference Units    $    22,928     $     6,103     $        --
                                                           ============    ============    ============
7.00% Series H Cumulative Convertible Preference Units     $        55     $        --     $        --
                                                           ============    ============    ============
8.82% Series I Cumulative Convertible Preference Units     $     1,764     $        --     $        --
                                                           ============    ============    ============
8.60% Series J Cumulative Convertible Preference Units     $     1,978     $        --     $        --
                                                           ============    ============    ============
8.29% Series K Cumulative Redeemable Preference Units      $       829     $        --     $        --
                                                           ============    ============    ============
7.625% Series L Cumulative Redeemable Preference Units     $     1,525     $        --     $        --
                                                           ============    ============    ============
General Partner                                            $   165,289     $   117,580     $    72,609
Limited Partners                                                18,529          13,260          14,036
                                                           ------------    ------------    ------------
Net income available to OP Unit holders                    $   183,818     $   130,840     $    86,645
                                                           ============    ============    ============
Net income per weighted average OP Unit outstanding        $      1.65     $      1.79     $      1.70
                                                           ============    ============    ============
Weighted average OP Units outstanding                          111,713          73,182          51,108
                                                           ============    ============    ============
Net income per weighted average OP Unit outstanding -
     assuming dilution                                     $      1.63     $      1.76     $      1.69
                                                           ============    ============    ============

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                    Year Ended December 31,
                                                                                          ------------------------------------------
                                                                                              1998           1997           1996
                                                                                          ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $   276,735    $   189,852    $   115,923
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                              301,869        156,644         93,253
    Amortization of deferred financing costs (including discounts and premiums on debt)           799          2,170          4,558
    Amortization of discount on investment in mortgage notes                                   (3,015)        (3,100)          (613)
    Gain on disposition of properties, net                                                    (21,703)       (13,838)       (22,402)
    Write-off of unamortized costs on refinanced debt                                             -              -            3,512
    Changes in assets and liabilities:                                                            -              -              -
      (Increase) in rents receivable                                                           (1,456)        (1,373)          (409)
      (Increase) in deposits - restricted                                                     (13,147)       (23,183)          (556)
      (Increase) decrease in other assets                                                      (8,787)       (13,708)           158
      (Decrease) increase in accounts payable and accrued expenses                             (3,601)        20,235          9,901
      Increase in accrued interest payable                                                      7,546         12,224          4,383
      (Decrease) increase in rents received in advance and other liabilities                   (2,077)        12,112          3,222
                                                                                          ------------   ------------   ------------
  Net cash provided by operating activities                                                   533,163        338,035        210,930
                                                                                          ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                             (992,348)    (1,190,380)      (641,015)
  Improvements to real estate                                                                 (90,608)       (50,246)       (33,001)
  Additions to non-real estate property                                                       (11,412)        (9,754)        (2,347)
  Net proceeds from disposition of real estate                                                174,796         35,758         40,093
  Purchase of management contract rights                                                         (119)        (5,000)           -
  (Increase) decrease in mortgage deposits                                                    (20,499)       (25,521)         1,311
  Deposits on real estate acquisitions                                                        (18,451)         7,946         (1,809)
  Decrease (increase) in investment in mortgage notes, net                                      2,853        (86,367)         1,171
  Investment in limited partnerships                                                          (23,946)        (6,900)           -
  Costs related to Mergers                                                                    (50,139)      (176,908)           -
  Other investing activities                                                                  (17,503)       (42,852)           (58)
                                                                                          ------------   ------------   ------------
     Net cash (used for) investing activities                                              (1,047,376)    (1,550,224)      (635,655)
                                                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner                                                  428,170      1,013,789        597,752
  Distributions to General Partner for Common Shares repurchased                              (94,705)           -              -
  Redemption of Preference Interests                                                              -              -           (1,083)
  Distributions paid to partners                                                             (404,519)      (292,082)      (142,304)
  Proceeds from sale of 2026 Notes                                                                -              -          150,000
  Proceeds from sale of 2001 Notes, net of discount                                               -          149,684            -
  Proceeds from sale of 2003 Notes, net of discount                                               -           49,916            -
  Proceeds from sale of 2017 Notes, net of discount                                               -          148,703            -
  Proceeds from sale of 2015 Notes, net of discount                                           298,125            -              -
  Proceeds from sale of August 2003 Notes, net of discount                                     99,650            -              -
  Proceeds from sale of 2000 Notes, net of discount                                           144,452            -              -
  Proceeds from option to remarket the 2015 Notes                                               8,130            -              -
  Net proceeds from mortgage note issuance                                                    223,491            -              -
  Payoff MRY unsecured notes                                                                 (120,000)           -              -
  Principal repayment on the Floating Rate Notes                                                  -         (100,000)           -
  Principal receipts on employee notes                                                            272            269             76
  Proceeds from restructuring of tax-exempt bond investments                                      -            9,350        112,209
  Repayments on line of credit                                                               (881,000)      (207,500)      (342,000)
  Proceeds from line of credit                                                                859,000        442,500        250,000
  Principal payments on mortgage notes payable                                                (76,409)      (120,546)       (60,706)
  Loan and bond acquisition costs                                                              (7,372)       (10,799)        (9,111)
  Increase in security deposits                                                                 7,598          7,819          3,735
  Other financing activities                                                                      -            7,110            -
                                                                                          ------------   ------------   ------------
    Net cash provided by financing activities                                                 484,883      1,098,213        558,568
                                                                                          ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents                                          (29,330)      (113,976)       133,843
Cash and cash equivalents, beginning of year                                                   33,295        147,271         13,428
                                                                                          ------------   ------------   ------------
Cash and cash equivalents, end of year                                                    $     3,965    $    33,295    $   147,271
                                                                                          ============   ============   ============

                            See accompanying notes.

                  ERP OPERATING LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                       (Amounts in thousands)


                                                                                     Year Ended December 31,
                                                                         ---------------------------------------------
                                                                               1998          1997             1996
                                                                         ---------------------------------------------
  Supplemental information:

  Cash paid during the year for interest                                 $   234,318      $    109,100      $  76,968
                                                                         ===========      ============      =========

  Interest capitalized to real estate developments                       $     1,620      $        -        $     -
                                                                         ===========      ============      =========

  Mortgage loans assumed and/or entered into through acquisitions of
    real estate                                                          $   459,820      $    597,245      $ 142,237
                                                                         ===========      ============      =========

  Net real estate contributed in exchange for OP Units or
    Preference Interests                                                 $   169,834      $    191,329      $     440
                                                                         ===========      ============      =========

  Real estate assumed through foreclosure                                $       -        $        -        $  10,854
                                                                         ===========      ============      =========

  Transfers to real estate held for disposition                          $    29,886      $        -        $     -
                                                                         ===========      ============      =========

  Investment in mortgage notes converted to investment in real estate    $    88,184      $        -        $     -
                                                                         ===========      ============      =========

  Refinancing of mortgage notes payable in favor of notes, net           $    35,600      $        -        $     -
                                                                         ===========      ============      =========

  Liabilities assumed net of assets acquired through Mergers             $    42,955      $     33,237      $     -
                                                                         ===========      ============      =========

  Mortgage loans assumed through Mergers                                 $   184,587      $    333,966      $     -
                                                                         ===========      ============      =========

  Unsecured notes assumed through Mergers                                $   461,956      $    383,954      $     -
                                                                         ===========      ============      =========

  Line of credit assumed through Mergers                                 $    77,000      $        -        $     -
                                                                         ===========      ============      =========

  Market value of OP Units issued through Mergers                        $ 1,050,878      $  1,052,582      $     -
                                                                         ===========      ============      =========

  Liquidation value of Preferred Shares redesignated through Mergers     $   369,109      $    157,495      $     -
                                                                         ===========      ============      =========





                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            (Amounts in thousands)


                                                                        Year Ended December 31,
                                                                ----------------------------------------
                                                                   1998           1997          1996
                                                                ----------------------------------------
Accumulated partners' capital, beginning of year                $ 3,963,395    $ 1,609,467   $ 1,053,480

Net income for the year ended December 31,                          276,735        189,852       115,923
Capital contributions from General Partner                          428,170      1,014,604       598,123
Distributions to General Partner for Common Shares repurchased      (94,705)             -             -
Liquidation value of Preferred Shares redesignated through
     Mergers                                                        369,109        157,495             -
Redemption of Preference Interests                                        -              -        (1,083)
Issuance of OP Units or Preference Interests in connection
     with acquisitions                                              169,834        191,329           440
Issuance of OP Units in connection with Mergers                   1,050,878      1,052,582             -
Distributions declared to partners for the year ended
      December 31,                                                 (401,595)      (251,934)     (157,416)
                                                                -----------   ------------   -----------

Accumulated partners' capital, end of year                      $ 5,761,821    $ 3,963,395   $ 1,609,467
                                                                ===========    ===========   ===========

Allocation of partners' capital:
     General Partner, partners' capital, end of year            $ 3,919,873    $ 2,648,278   $ 1,065,830
                                                                ===========    ===========   ===========
     Limited Partners, partners' capital, end of year           $   426,541    $   273,404       150,637
                                                                ===========    ===========   ===========
     Redeemable Preference Interests, end of year               $     4,833    $         -   $         -
                                                                ===========    ===========   ===========
     9 3/8% Series A Cumulative Redeemable Preference Units     $   153,000    $   153,000   $   153,000
                                                                ===========    ===========   ===========
     9 1/8% Series B Cumulative Redeemable Preference Units     $   125,000    $   125,000   $   125,000
                                                                ===========    ===========   ===========
     9 1/8% Series C Cumulative Redeemable Preference Units     $   115,000    $   115,000   $   115,000
                                                                ===========    ===========   ===========
     8.60% Series D Cumulative Redeemable Preference Units      $   175,000    $   175,000   $         -
                                                                ===========    ===========   ===========
     Series E Cumulative Convertible Preference Units           $    99,925    $    99,963   $         -
                                                                ===========    ===========   ===========
     9.65% Series F Cumulative Redeemable Preference Units      $    57,500    $    57,500   $         -
                                                                ===========    ===========   ===========
     7 1/4% Series G Convertible Cumulative Preference Units    $   316,250    $   316,250   $         -
                                                                ===========    ===========   ===========
     7.00% Series H Cumulative Convertible Preference Units     $     3,914    $         -   $         -
                                                                ===========    ===========   ===========
     8.82% Series I Cumulative Convertible Preference Units     $   100,000    $         -   $         -
                                                                ===========    ===========   ===========
     8.60% Series J Cumulative Convertible Preference Units     $   114,985    $         -   $         -
                                                                ===========    ===========   ===========
     8.29% Series K Cumulative Redeemable Preference Units      $    50,000    $         -   $         -
                                                                ===========    ===========   ===========
     7.625% Series L Cumulative Redeemable Preference Units     $   100,000    $         -   $         -
                                                                ===========    ===========   ===========

                            See accompanying notes.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the"EWR Merger") and Merry Land & Investment Company, Inc ("MRY") (the "MRY Merger") (see Note 3).

     The Company, through the Operating Partnership, is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1998, the Operating Partnership controlled a portfolio of 654 multifamily properties (individually a "Property" and collectively the "Properties") containing 187,002 apartment units. The Operating Partnership's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and an investment in six joint ventures consisting of six properties (collectively, the "Additional Properties"). The Properties and Additional Properties are located throughout the United States in the following 35 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

     The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties encumbered by mortgage indebtedness. The Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each Financing Partnership. The remaining 1% general partner interest in each Financing Partnership is owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies that own certain Properties and one that has an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties (collectively, the "LLC's"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

     As of December 31, 1998, 700 Properties were managed by either Equity Residential Properties Management Limited Partnership, the successor to the multifamily residential management services (the "Management Business") contributed by Equity Properties Management Corp. ("EPMC") contemporaneously with the Company's initial public offering (the "EQR IPO"), or Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"). The Management Partnerships collect a property management fee consistent with a reasonable arms-length charge for the performance of such services. The sole general partners of the Management Partnerships with a 1% interest is the Operating Partnership. The sole limited partners of the Management Partnerships are Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II"), respectively, and each has a 99% interest in the respective partnership.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.   Basis of Presentation

     The Wellsford Merger, the EWR Merger and the MRY Merger (collectively, the "Mergers") were treated as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair values as of May 30, 1997 (the "Wellsford Closing Date"). The assets acquired and the liabilities assumed of EWR were recorded at their relative fair values as of December 23, 1997 (the "EWR Closing Date"). The assets acquired and the liabilities assumed of MRY were recorded at their relative fair values as of October 19, 1998 (the "MRY Closing Date"). The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers from their respective closing dates.

     Due to the Operating Partnership's ability to control, either through ownership or by contract, the Management Partnerships, the Financing Partnerships, the LLCs and Merry Land DownREIT I LP, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp., Management Corp. II, Evans Withycombe Management, Inc. and ML Services, Inc., the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

     On the Wellsford Closing Date, 72 Properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million Common Shares issued by the Company with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 10.8 million OP Units to the Company. In addition, the Operating Partnership issued the Series E Cumulative Convertible Preference Units (defined in Note 19) and the Series F Cumulative Redeemable Preference Units (defined in Note 20).

    On the EWR Closing Date, 53 Properties containing 15,331 units and three Properties under construction or expansion containing 953 units and other related assets were acquired for a total purchase

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

price of approximately $1.2 billion. In connection with the EWR Merger, as of the EWR Closing Date, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share of the Company. The purchase price consisted of 10.3 million Common Shares issued by the Company with a market value of approximately $501.6 million, issuance of approximately 2.2 million Operating Partnership OP Units in exchange for approximately 4.4 million EWR Operating Partnership OP Units at a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs of approximately $16.7 million. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 10.3 million OP Units to the Company.

     In connection with the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into 0.53 of a Common Share of the Company. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). As partial consideration for the transfer, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At December 31, 1998, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points.

     In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares").

     On the MRY Closing Date, 108 Properties containing 32,315 units, four Properties under construction or expansion expected to contain 1,378 units, six Additional Properties that represent an investment in six joint ventures containing 1,297 units and other related assets were acquired for a total purchase price of approximately $2.2 billion. The purchase price consisted of
21.8 million Common Shares issued by the Company with a market value of approximately $1 billion, issuance of approximately 0.9 million Operating Partnership OP Units in exchange for approximately 1.6 million Merry Land DownREIT I LP units at a market value of approximately $40.2 million, the liquidation value of $369.1 million for the Series H Preferred Shares, the Series I Preferred Shares, the Series J Preferred Shares, the Series K Preferred Shares and the Series L Preferred Shares, the assumption of mortgage indebtedness, unsecured notes and a line of credit in the amount of $723.5 million, the assumption of other liabilities of approximately $46.5 million and other merger related costs of approximately $51.9 million. Upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued 21.8 million OP Units to the Company. In addition, the Operating Partnership issued the Series H Cumulative Convertible Preference Units (defined in Note 22), the Series I Cumulative Convertible Preference
Units (defined in Note 23), the Series J Cumulative Convertible Preference Units (defined in Note 24), the Series K Cumulative Redeemable Preference Units (defined in Note 25), and the Series L Cumulative Redeemable Preference Units (defined in Note 26).

     All of the amounts stated in the previous paragraphs are based on management's current best estimates, which are subject to adjustment within one year of the respective closing dates.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


4.   Partners' Capital

     The limited partners of the Operating Partnership as of December 31, 1998 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 13,187,929 OP Units which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares (which amount includes units held by minority interest owners in Merry Land DownREIT I LP, which were converted to 180,585 OP Units subsequent to December 31, 1998). In addition, on December 22, 1998, in conjunction with the acquisition of Scarborough Square, the Operating Partnership issued 46,328 Junior Convertible Preference Units, which are convertible into 98,626 OP Units. As of December 31, 1998, the Company (as the general partner) had an approximate 89.90% interest and the Limited Partners had an approximate 10.10% interest.

     In regards to the general partner, net proceeds from the various equity offerings of the Company, have been contributed by the Company to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the general partner, the net offering proceeds are allocated between the Company (as general partner) and the Limited Partners (to the extent represented by OP Units or Junior Convertible Preference Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

    The Operating Partnership paid a $0.67, $0.67, $0.67 and $0.71 per OP Unit distribution on April 10, July 10, October 9 and December 31, 1998, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1998, to OP Unit holders of record on March 27, June 26, September 16 and December 20, 1998, respectively.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  The following table summarizes the distributions paid to the Company as holder of the various Preference Units listed below related to the year ended December 31, 1998:

                                                                    For the
                                     Distribution                  Quarter or       Record
                                       Amount       Date Paid     Period ended       Date
-------------------------------------------------------------------------------------------
Series A Cumulative
   Redeemable Preference Units       $0.5859380     04/15/98        03/31/98       03/27/98
                                      0.5859370     07/15/98        06/30/98       06/26/98
                                      0.5859380     10/15/98        09/30/98       09/16/98
                                      0.5859370     01/15/99        12/31/98       12/20/98
Series B Cumulative
   Redeemable Preference Units       $0.5703130     04/15/98        03/31/98       03/27/98
                                      0.5703120     07/15/98        06/30/98       06/26/98
                                      0.5703130     10/15/98        09/30/98       09/16/98
                                      0.5703120     01/15/99        12/31/98       12/20/98
Series C Cumulative
   Redeemable Preference Units       $0.5703130     04/15/98        03/31/98       03/27/98
                                      0.5703120     07/15/98        06/30/98       06/26/98
                                      0.5703130     10/15/98        09/30/98       09/16/98
                                      0.5703120     01/15/99        12/31/98       12/20/98
Series D Cumulative
   Redeemable Preference Units       $0.5375000     04/15/98        03/31/98       03/27/98
                                      0.5375000     07/15/98        06/30/98       06/26/98
                                      0.5375000     10/15/98        09/30/98       09/16/98
                                      0.5375000     01/15/99        12/31/98       12/20/98
Series E Cumulative
   Convertible Preference Units      $0.4375000     04/01/98        03/31/98       03/13/98
                                      0.4375000     07/01/98        06/30/98       06/15/98
                                      0.4375000     10/01/98        09/30/98       09/16/98
                                      0.4375000     01/04/99        12/31/98       12/20/98
Series F Cumulative
   Redeemable Preference Units       $0.6031250     04/15/98        03/31/98       03/27/98
                                      0.6031250     07/15/98        06/30/98       06/26/98
                                      0.6031250     10/15/98        09/30/98       09/16/98
                                      0.6031250     01/15/99        12/31/98       12/20/98
Series G Convertible
   Cumulative Preference Units       $0.4531250     04/15/98        03/31/98       03/27/98
                                      0.4531250     07/15/98        06/30/98       06/26/98
                                      0.4531250     10/15/98        09/30/98       09/16/98
                                      0.4531250     01/15/99        12/31/98       12/20/98

Series H Cumulative
   Convertible Preference Units      $0.4375000     12/31/98        12/31/98       12/20/98

Series I Cumulative
   Convertible Preference Units      $0.5512500     12/31/98        12/31/98       12/20/98

Series J Cumulative
   Convertible Preference Units      $0.5375000     12/31/98        12/31/98       12/20/98

Series K Cumulative
   Redeemable Preference Units       $1.0362500     12/31/98        12/31/98       12/20/98

Series L Cumulative
   Redeemable Preference Units       $0.4765625     12/31/98        12/31/98       12/20/98

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     The Operating Partnership classifies Properties under development and/or expansion and lease-up properties as construction-in-progress until construction on the apartment community has been completed and all certificates of occupancy permits have been obtained. The Operating Partnership also classifies land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $19.4 million and $8.3 million as of December 31, 1998 and 1997, respectively.

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

  (c)  Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain the Operating Partnership's lines of credit, long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $8.2

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

million and $4.2 million at December 31, 1998 and 1997, respectively.

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

  (e)  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Operating Partnership is planning to adopt Statement No. 133 effective January 1, 2000 and does not anticipate that the adoption will have a material impact on the Operating Partnership's financial condition and results of operations.

  (f)  Fair Value of Financial Instruments

     The fair values of the Operating Partnership's financial instruments, including cash and cash equivalents, and mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Operating Partnership's investment in mortgage notes, the fair value as of December 31, 1998 and 1997 was estimated to be approximately $91.8 million and $184.8 million, respectively, compared to the Operating Partnership's carrying value of $88 million and $176.1 million, respectively. The estimated fair value of the Operating Partnership's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

  (g)  Revenue Recognition

     Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  (h)  Lease Agreements

     The majority of the leases entered into between a tenant and a Property for the rental of an apartment unit are year-to-year, renewable upon consent of both parties on a year-to-year or month-to-month basis.

  (i)  Income Taxes

     The Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns; therefore, no provision for Federal income taxes is made in the financial statements of the Operating Partnership. However, the Operating Partnership is subject to certain state and local income, excise or franchise taxes. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1998 and 1997 was approximately $9.1 billion and $6.2 billion, respectively.

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

  (l)  Reportable Segments

     During the fourth quarter of 1998, the Operating Partnership adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement No. 14"). Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the Operating Partnership's results of operations or financial position.

     The Operating Partnership has one primary reportable business segment, which consists of investment in rental real estate. The Operating Partnership's primary business is owning, managing and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants. The Operating Partnership also has a segment for corporate level activity including such items as interest income earned on short-term investments, interest income earned on investment in mortgage notes, general and administrative expenses, and interest expense on mortgage notes payable and unsecured note issuances. In addition, the Operating Partnership has a segment for third party management activity that is immaterial and does not meet the threshold requirements of Statement No. 131 as a reportable segment.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The Operating Partnership evaluates performance and allocates resources primarily based on the rental and other income generated from each property less property and maintenance expenses, real estate taxes and insurance, and property management expenses, which is considered net operating income ("NOI"). However, all other segment measurements are disclosed in the Operating Partnership's consolidated financial statements, and accordingly the accounting policies of the reportable segments are the same as those described elsewhere in the Summary of Significant Accounting Policies.

     The Operating Partnership also considers funds from operations ("FFO") to be a primary measure of the performance of real estate companies. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets and amortization of deferred financing costs related to EQR's predecessor business, less an allocation of net income to preference unit holders. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and, accordingly, may not be comparable to such other companies.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Operating Partnership's total revenues during 1998, 1997 or 1996. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. There is no provision for income taxes as the Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns.

6.   Real Estate

     The following table summarizes the carrying amounts for investment in real estate as of December 31, 1998 and 1997 (Amounts are in thousands):

          -------------------------------------------------------------------
                                                     1998             1997
          -------------------------------------------------------------------
          Land                                   $ 1,326,148       $  791,980
          Buildings and Improvements               9,186,220        6,060,779
          Furniture, Fixtures and Equipment          333,359          232,636
          Construction in Progress                    96,336           36,040
          -------------------------------------------------------------------
          Real Estate                             10,942,063        7,121,435
          Accumulated Depreciation                  (718,491)        (444,762)
          -------------------------------------------------------------------
          Real Estate, net                       $10,223,572       $6,676,673
          -------------------------------------------------------------------

     The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 1998 and 1997 (Amounts are in thousands):

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

          --------------------------------------------------------------
                                                   1998          1997
          --------------------------------------------------------------
          Land                                   $  4,189       $  --
          Buildings and Improvements               35,620          --
          Furniture, Fixtures and Equipment         4,389          --
          Construction in Progress                     --          --
          --------------------------------------------------------------
          Real Estate                              44,198          --
          Accumulated Depreciation                (14,312)         --
          --------------------------------------------------------------
          Real Estate Held for Disposition       $ 29,886       $  --
          --------------------------------------------------------------

     In addition to the MRY Merger, during the year ended December 31, 1998, the Operating Partnership acquired the 99 Properties listed below, of which 96 were acquired from unaffiliated third parties and 3 were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Operating Partnership assumed and/or entered into mortgage indebtedness of approximately $459.8 million, issued OP Units having a value of approximately $165 million and issued Junior Convertible Preference Units having a value of approximately $4.8 million. The cash portion of these transactions was funded primarily from proceeds raised from the various equity offerings of the Company as well as from proceeds raised from the issuances of debt securities as discussed in Note 13, the Operating Partnership's line of credit, proceeds received from the disposition of certain Properties and working Capital.

     ------------------------------------------------------------------------------------------------
                                                                                            Total
                                                                                         Acquisition
       Date                                                               Number            Cost
     Acquired  Property                          Location                of Units      (in thousands)
     ------------------------------------------------------------------------------------------------
     01/07/98  Cityscape                         St. Louis Park, MN        156            $12,469
     01/09/98  740 River Drive                   St. Paul, MN              162             13,181
     01/13/98  Prospect Towers                   Hackensack, NJ            157             36,399
     01/16/98  Park Place                        Houston, TX               229             13,612
     01/16/98  Park Westend                      Richmond, VA              312             13,453
     01/29/98  Emerald Bay at Winter Park        Winter Park, FL           432             15,984
     02/05/98  Farnham Park                      Houston, TX               216             15,811
     02/25/98  Plantation                        Houston, TX               232             10,322
     02/27/98  Balcones Club                     Austin, TX                312             12,556
     03/02/98  Coach Lantern                     Scarborough, ME            90              4,917
     03/02/98  Foxcroft                          Scarborough, ME           104              5,094
     03/02/98  Yarmouth Woods                    Yarmouth, ME              138              6,862
     03/20/98  Rolido Parque                     Houston, TX               369             11,070
     03/26/98  The Fairfield                     Stamford, CT              263             46,018
     03/26/98  Trails of Valley Ranch            Irving, TX                216             10,868
     04/01/98  Sonterra at Foothill Ranch        Foothill Ranch, CA        300             31,590
     04/01/98  Harbor Pointe                     Milwaukee, WI             595             25,566
     04/01/98  Gates at Carlson Center           Minnetonka, MN            435             28,296
     04/01/98  GlenGarry Club                    Bloomingdale, IL          250             19,278
     04/01/98  Plum Tree I II III                Hales Corners, WI         332             22,466
     04/01/98  Ravinia                           Greenfield, WI            206             13,445
     ------------------------------------------------------------------------------------------------

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     ------------------------------------------------------------------------------------------------
                                                                                            Total
                                                                                         Acquisition
       Date                                                               Number            Cost
     Acquired  Property                          Location                of Units      (in thousands)
     ------------------------------------------------------------------------------------------------
     04/01/98  The Woodlands of Brookfield       Brookfield, WI             148            15,572
     04/07/98  Vista Pointe at the Valley        Irving, TX                 231            19,167
     04/23/98  Emerson Place                     Boston, MA                 462            72,520
     05/13/98  Sierra Canyon                     Santa Clarita, CA          232            16,465
     05/14/98  Northridge                        Pleasant Hill, CA          221            20,329
     05/22/98  The Arboretum                     Canton, MA                 156            15,721
     05/28/98  Woodridge                         Eagan, MN                  200            12,097
     05/28/98  Townhomes of Meadowbrook          Auburn Hills, MI           230            13,851
     06/01/98  Brookside                         Boulder, CO                144            13,811
     06/10/98  The Greystone                     Atlanta, GA                150             7,501
     06/11/98  Coconut Palm Club                 Coconut Creek, FL          300            20,782
     06/11/98  Portside Towers                   Jersey City, NJ            527           119,302
     06/16/98  Defoor Village                    Atlanta, GA                156            13,543
     06/16/98  Plantation Ridge                  Marietta, GA               454            23,652
     06/18/98  Wynbrook                          Norcross, GA               318            13,643
     06/24/98  Cross Creek                       Matthews, NC               420            23,530
     06/26/98  Copper Hill                       Bedford, TX                204             7,068
     06/26/98  Walker's Mark                     Dallas, TX                 164             7,055
     06/26/98  Royal Crest Estates               Waterbury, CT              156             7,350
     06/26/98  Tyrone Gardens                    Randolph, MA               165            10,771
     07/01/98  Trowbridge                        Atlanta, GA                210            12,033
     07/01/98  Bellevue Meadows                  Bellevue, WA               180            17,153
     07/01/98  Chelsea Square                    Redmond, WA                113            12,733
     07/01/98  Olde Redmond Place                Redmond, WA                192            18,985
     07/01/98  Surry Downs                       Bellevue, WA               122            10,948
     07/01/98  Woodlake                          Kirkland, WA               288            23,476
     07/01/98  Bramblewood                       San Jose, CA               108            14,883
     07/01/98  Creekside                         San Mateo, CA              192            30,890
     07/01/98  Grandview I & II                  Las Vegas, NV              456            18,040
     07/01/98  Lincoln Green I & II              Sunnyvale, CA              174            27,586
     07/01/98  Lincoln Village I & II            Larkspur, CA               342            48,637
     07/01/98  Mountain Shadows                  Las Vegas, NV              300             9,413
     07/01/98  Parkside                          Union City, CA             208            18,399
     07/01/98  Summerwood                        Hayward, CA                162            11,857
     07/01/98  Timberwood                        Aurora, CO                 336            16,354
     07/01/98  Turf Club                         Littleton, CO              324            17,921
     07/01/98  Willowick                         Aurora, CO                 100             4,734
     07/01/98  Woodleaf                          Campbell, CA               178            25,605
     07/08/98  Parkcrest                         Southfield, MI             210            11,704
     07/08/98  Broadway                          Garland, TX                288             9,334
     07/08/98  Cedar Ridge Townhomes             Arlington, TX              121             4,865
     07/08/98  Fielder Crossing                  Arlington, TX              119             4,668
     07/08/98  Lakeshore at Preston              Plano, TX                  302            18,584
     07/08/98  Lakewood Greens                   Dallas, TX                 252            11,085
     07/08/98  River Park                        Fort Worth, TX             280            11,107
     ------------------------------------------------------------------------------------------------

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     ------------------------------------------------------------------------------------------------
                                                                                            Total
                                                                                         Acquisition
       Date                                                               Number            Cost
     Acquired  Property                          Location                of Units      (in thousands)
     ------------------------------------------------------------------------------------------------
     07/08/98  Villas of Josey Ranch             Carrollton, TX             198                8,877
     07/08/98  Wimbledon Oaks                    Arlington, TX              248               10,359
     07/08/98  Pleasant Ridge                    Arlington, TX               63                2,451
     07/08/98  Sandstone                         Euless, TX                  40                1,846
     07/09/98  Woodridge I                       Aurora, CO                 212                8,693
     07/09/98  Woodridge II                      Aurora, CO                 116                4,756
     07/09/98  Woodridge III                     Aurora, CO                 256               10,497
     07/09/98  Southwood                         Palo Alto, CA               99               21,340
     07/10/98  Martins Landing                   Roswell, GA                300               17,809
     07/10/98  The Lakes at Vinings              Atlanta, GA                464               28,370
     07/14/98  Summer Creek                      Plymouth, MN                72                4,467
     07/15/98  Patchen Oaks                      Lexington, KY              192                9,541
     07/15/98  Lexington Village                 Alpharetta, GA             352               24,607
     07/15/98  Overlook Manor I                  Frederick, MD              108                5,236
     07/15/98  Overlook Manor II                 Frederick, MD              182                8,491
     07/15/98  Overlook Manor III                Frederick, MD               64                4,063
     07/15/98  Brookside II                      Frederick, MD              204                9,494
     07/16/98  Coachman Trails                   Plymouth, MN               154               10,807
     07/21/98  Colony Woods                      Birmingham, AL             414               23,504
     07/22/98  Arbors at Century Center          Memphis, TN                420               17,821
     07/31/98  Briarwood                         Sunnyvale, CA              192               32,273
     07/31/98  Skylark                           Union City, CA             174               18,389
     07/31/98  Greenhaven                        Union City, CA             250               22,727
     07/31/98  Alderwood Park                    Lynnwood, WA               188               11,914
     08/05/98  Fernbrook Townhomes               Plymouth, MN                72                7,255
     08/14/98  North Creek                       Everett, WA                264               16,436
     08/21/98  Esprit Del Sol                    Solana Beach, CA           146               17,054
     09/25/98  Smoketree Polo Club               Indio, CA                  288                7,846
     09/29/98  Georgian Woods I                  Wheaton, MD                 97                5,751
     09/29/98  Georgian Woods III                Wheaton, MD                102                6,021
     12/01/98  Portland Center                   Portland, OR               525               49,597
     12/11/98  Hall Place                        Quincy, MA                  90                8,267
     12/22/98  Scarborough Square                Rockville, MD              121                9,026
     ------------------------------------------------------------------------------------------------
                                                                         22,768           $1,679,566
     ------------------------------------------------------------------------------------------------

     During 1997, the Operating Partnership acquired 124 Properties, excluding the Wellsford Merger and the EWR Merger, for a total acquisition cost of $1.98 billion. Each Property was purchased from an unaffiliated third party, except for 12 of the Properties, which were purchased from certain affiliates of the Operating Partnership, including Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"). The total purchase price for the Properties acquired from Zell/Merrill I and Zell/Merrill II was approximately $162.2 million. In connection with these acquisitions, the Operating Partnership assumed mortgage indebtedness of approximately $597.2 million and issued OP Units having a value of approximately $191.3 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

7.   Investment in Limited Partnerships

     In December 1997, the Operating Partnership entered into a joint venture agreement with a multifamily residential real estate developer whereby the Operating Partnership will make investments in limited partnerships to fund a portion of the total project development cost of new multifamily developments in certain of the Operating Partnership's target markets (the "Joint Venture Agreement"). As of December 31, 1998 and 1997, the Operating Partnership has funded approximately $23.9 million and $6.9 million, respectively, in connection with this agreement. The amounts invested are included in other assets on the balance sheet. For additional information see Notes 28 and 32.

8.   Real Estate Dispositions

     During 1998, the Operating Partnership disposed of the properties listed below. Each property was sold to an unaffiliated third party. The Operating Partnership recognized a net gain of approximately $21.7 million on the disposition of these twenty Properties.

  ----------------------------------------------------------------------------------------
                                                                             Disposition
    Date                                                        Number          Price
  Disposed   Property                    Location              Of Units     (in thousands)
  ----------------------------------------------------------------------------------------
  03/12/98   Mountain Brook/Ridgemont    Chattanooga, TN          506         $ 16,700
  05/01/98   The Place                   Fort Myers, FL           230            8,500
  05/15/98   Terraces at Peachtree       Atlanta, GA               96            7,225
  06/02/98   Stonelake Club              Ocala, FL                240            8,680
  07/31/98   Country Club I & II         Silver Springs, MD       376           20,750
  09/04/98   Miramonte                   Scottsdale, AZ           151            9,500
  09/30/98   Gold Pointe                 Tacoma, WA                84            5,700
  10/06/98   Windridge                   Lakewood, WA              80            3,400
  10/07/98   Augusta                     Oklahoma City, OK        197            8,536
  10/07/98   Heritage Park               Oklahoma City, OK        452           12,996
  10/07/98   Invitational                Oklahoma City, OK        344           11,299
  10/07/98   Raindance                   Oklahoma City, OK        504           11,214
  10/07/98   Windrush                    Oklahoma City, OK        160            5,805
  10/29/98   Newport Cove                Henderson, NV            140            8,485
  12/09/98   Eastland on the Lake        Columbus, OH             376            7,400
  12/10/98   Mountain Shadows            Las Vegas, NV            300           10,125
  12/14/98   Marina Club                 Fort Worth, TX           387           13,802
  12/14/98   Whitedove Point             Kent, WA                  96            6,916
  ----------------------------------------------------------------------------------------
                                                                4,719         $177,033
  ----------------------------------------------------------------------------------------

     During 1997, the Operating Partnership received sales proceeds of $36.5 million and recognized a total gain of approximately $13.8 million on the disposition of seven Properties, the portion of one Property and a vacant land parcel.

9.   Calculation of Net Income Per Weighted Average OP Unit

     The following tables set forth the computation of net income per weighted average OP Unit outstanding and net income per weighted average OP Unit outstanding - assuming dilution.

                       ERP OPERATING LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                                           Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                   1998              1997            1996
                                                                             ------------------------------------------------
                                                                             (Amounts in thousands except per OP Unit amounts)
   Numerator:
   Income before gain on disposition of properties, net,
       extraordinary item, and allocation of income to
       Redeemable Preference Interests and Redeemable
       Preference Units                                                          $255,032          $176,014         $ 97,033
   Income allocated to Redeemable Preference Interests                                 --                --             (263)
   Income allocated to Redeemable Preference Units                                (92,917)          (59,012)         (29,015)
                                                                                 --------          --------         --------
   Income before gain on disposition of properties, net and
       extraordinary item                                                         162,115           117,002           67,755
   Gain on disposition of properties, net                                          21,703            13,838           22,402
   Extraordinary item                                                                  --                --           (3,512)
                                                                                 --------          --------         --------
   Numerator for net income per weighted average
       OP Unit outstanding                                                        183,818           130,840           86,645
   Effect of dilutive securities:
       Cumulative Convertible Preference Units                                         --                --               --
                                                                                 --------          --------         --------
   Numerator for net income per weighted average
       OP Unit outstanding - assuming dilution                                   $183,818          $130,840         $ 86,645
                                                                                 ========          ========         ========
   Denominator:
   Denominator for net income per weighted
       average OP Unit outstanding                                                111,713            73,182           51,108
   Effect of dilutive securities (1):
       OP Units issuable upon exercise of the
         Company's share options (2)                                                  865             1,099              412
                                                                                 --------          --------         --------
   Denominator for net income per weighted average
       OP Unit outstanding - assuming dilution                                    112,578            74,281           51,520
                                                                                 ========          ========         ========
   Net income per weighted average OP Unit outstanding                           $   1.65          $   1.79         $   1.70
                                                                                 ========          ========         ========
   Net income per weighted average OP Unit
       outstanding - assuming dilution                                           $   1.63          $   1.76         $   1.69
                                                                                 ========          ========         ========

                       ERP OPERATING LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                    Year Ended December 31,
                                                       -------------------------------------------------
                                                              1998           1997           1996
                                                       -------------------------------------------------
                                                       (Amounts in thousands except per OP Unit amounts)
Net income per weighted average OP Unit
  outstanding:

Income before gain on disposition of properties, net
  and extraordinary item per weighted average OP Unit
  outstanding                                                $1.45          $1.60           $1.33
Gain on disposition of properties, net                        0.20           0.19            0.44
Extraordinary item                                             -              -             (0.07)
                                                             -----          -----           -----

Net income per weighted average OP Unit outstanding          $1.65          $1.79           $1.70
                                                             =====          =====           =====

Net income per weighted average OP Unit
  outstanding - assuming dilution:

Income before gain on disposition of properties, net
  and extraordinary item per weighted average OP Unit
  outstanding - assuming dilution                            $1.44          $1.58           $1.33
Gain on disposition of properties, net                        0.19           0.18            0.43
Extraordinary item                                             -              -             (0.07)
                                                             -----          -----           -----

Net income per weighted average OP Unit
  outstanding - assuming dilution                            $1.63          $1.76           $1.69
                                                             =====          =====           =====

(1) Convertible Preference Units that could be converted into 8,739,688 and 2,763,898 weighted shares of Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

(2) Pursuant to the Company's share option plan, the Company has offered the opportunity to acquire Common Shares through the grant of share options ("Options") to officers, directors, key employees and consultants of the Company for 6.2 million, 4.1 million and 2.3 million Common Shares at a weighted average exercise price of $40.60, $36.22 and $28.76 per Common Share as of December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, 1997 and 1996, 2.9 million, 1.3 million and 0.9 million Common Shares were exercisable, respectively. Any Common Shares issued pursuant to the Company's share option plan will result in the Operating Partnership issuing OP Units to the Company on a one-for-one basis. Accordingly, the dilutive effect of the Company's Options have been included in the number of OP Units outstanding - assuming dilution.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

10.  Investment in Mortgage Notes and Partnership Interests

     In 1995, the Operating Partnership made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. These 21 Additional Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face amount), $1.6 million represents a one time payment for an interest rate protection agreement and $0.3 million represents an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Operating Partnership does not control the general partners of the title-holding entities and substantially all of the Operating Partnership's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt. The investment in limited partnership interests is accounted for under the equity method and is included in other assets on the balance sheet.

     As of December 31, 1998 and 1997, the second mortgage notes had a combined principal balance of approximately $21.7 million and $25.5 million, respectively, accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. As of December 31, 1998 and 1997, the third mortgage notes had a combined principal balance of approximately $71.1 million and $71.1 million, respectively, accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1998 and 1997 was $6 million and $9 million, respectively. During 1998, 1997 and 1996, the Operating Partnership amortized $3 million, $3.1 million and $0.6 million, respectively, which is included in interest income-investment in mortgage notes in the consolidated statements of operations. This discount is being amortized utilizing the effective yield method based on the expected life of the investment.

     On April 28, 1997, the Operating Partnership made an $88 million investment in six mortgage loans collateralized by five multifamily properties. On April 1, 1998, the Operating Partnership purchased these five multifamily Properties and no longer has an investment in the mortgage loans, but has assumed $50 million in debt in connection with this acquisition. These five Properties are no longer included in the Additional Properties, but are now included in the Properties.

11.  Mortgage Notes Payable

     As of December 31, 1998, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.3 billion encumbering 216 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $250 million) was approximately $3.8 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the year ended December 31, 1998, including the effects of the MRY Merger, the Operating Partnership assumed the outstanding mortgage balances on 58 Properties in the aggregate amount of $608.9 million, which includes a premium of approximately $1.5 million recorded in connection with the MRY Merger.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     As of December 31, 1998, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. During the year ended December 31, 1998, the effective interest cost calculated for all the Operating Partnership's debt was 7.10%. During the year ended December 31, 1998, the Operating Partnership repaid the outstanding mortgage balances on nine Properties in the aggregate amount of $63.8 million.

     Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows:

                   ---------------------------
                         Year          Total
                   ---------------------------
                         (in thousands)
                         1999       $   25,489
                         2000           52,304
                         2001          249,754
                         2002          225,221
                         2003           83,003
                      Thereafter     1,700,744
                   Net Unamortized
                       Premiums          4,496
                   ---------------------------
                        Total       $2,341,011
                   ---------------------------

     As of December 31, 1997, the Operating Partnership had outstanding mortgage indebtedness of approximately of $1.6 billion encumbering 152 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $145.1 million) was approximately $2.6 billion. The mortgage notes payable are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the year ended December 31, 1997, including the effects of the Mergers, the Operating Partnership assumed the outstanding mortgage balances on 90 Properties in the aggregate amount of $931 million, which includes a premium of approximately $3.9 million recorded in connection with the EWR Merger.

     During the year ended December 31, 1997, the effective interest cost calculated for all the Operating Partnership's debt was 7.5%. During the year ended December 31, 1997, the Operating Partnership repaid the outstanding mortgage balances on eight Properties in the aggregate amount of $113.4 million.

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

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 1998 and 1997, the aggregate notional amounts of these agreements were approximately $172.1 million and $174.3 million, respectively. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of December 31, 1998 and 1997, the aggregate notional amount of these agreements was approximately $172.1 million and $174.3 million, respectively. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount.

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

     In May 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0% upon its refinancing. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Operating Partnership for entering into this agreement.

     In August 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's planned financing in the fourth quarter of 1998. This agreement was cancelled in November at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the fifteen previously unencumbered Properties that occurred in November 1998.

     In August 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the Operating Partnership's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.65125%. This agreement was for a notional amount of $150 million with a termination date of August 2003.

     In August 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the Operating Partnership's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.683%. This agreement was for a notional amount of $150 million with a termination date of August 2005.

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

     The fair value of these instruments, discussed above, as of December 31, 1998 approximates their carrying or contract values.

12.  Lines of Credit

     The Operating Partnership has a revolving credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. This credit facility matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus a certain spread dependent upon the Company's credit rating, which spread is currently at 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1998 and 1997, $245 million and $235 million of borrowings were outstanding on this credit facility, bearing interest at a weighted average rate of 6.04% and 6.46%, respectively.

     In connection with the MRY Merger, the Operating Partnership assumed an additional credit facility with First Union Bank (as agent) with potential borrowings of up to $120 million. This revolving credit facility matures in September 2000 and borrowings generally will bear interest at a per annum rate of LIBOR, plus a certain spread dependent upon the Company's credit rating, which spread is currently at 0.50%, and is subject to an annual facility fee of $120,000. As of December 31, 1998, $45 million was outstanding under this facility, bearing interest at a weighted average rate of 5.74%.

13.  Notes

     On May 16, 1994, the Operating Partnership issued $125 million of unsecured senior notes (the "1999 Notes") in a private placement (the "Debt Offering") to qualified institutional buyers. The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was $65,156 and $0.2 million, respectively. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15. In February 1996 the Operating Partnership entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Operating Partnership for entering into this agreement.

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

     In April 1995, the Operating Partnership issued $125 million of unsecured fixed rate notes (the "2002 Notes") in a public debt offering (the "Second Public Debt Offering"). The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $0.5 million and $0.6 million, respectively. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semiannually on each October 15 and April 15. Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

cost of such issuance. The Operating Partnership made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized balance of this cost was approximately $0.4 million and $0.5 million, respectively.

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semiannually in arrears on February 15 and August 15, commencing February 15, 1997. The 2026 Notes are redeemable at any time after August 15, 2006 by the Operating Partnership pursuant to the terms thereof. Prior to the issuance of the 2026 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million, which amount is being amortized over ten years on a straight-line basis. As of December 31, 1998 and 1997, the unamortized balance was approximately $0.4 million and $0.5 million, respectively.

     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in a public debt offering (the "Fourth Public Debt Offering"). The 2017 Notes were issued at a discount, which is being amortized over the life of the 2017 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $1.2 million and $1.2 million, respectively. The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof.

     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in a public debt offering (the "Fifth Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The 2001 Notes were issued at a discount, which is being amortized over the life of the 2001 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $0.2 million and $0.3 million, respectively. The 2003 Notes were issued at a discount, which is being amortized over the life of the 2003 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $0.1 million and $0.1 million, respectively. Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized balance of these costs were approximately $3.6 million and $4.9 million and $1.4 million and $1.6 million, respectively.

     On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1998 the unamortized discount balance was approximately $1.8 million. The 2015 Notes are due April 13,

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender to the remarketing agent on the Remarketing Date, at the election of the remarketing dealer and subject to certain limitations. If the remarketing dealer, initially Salomon Brothers Inc., does not purchase all tendered 2015 Notes on the Remarketing Date, or in certain other limited circumstances, the Operating Partnership will be required to repurchase the 2015 Notes at 100% of their principal amount plus accrued interest. If the 2015 Notes are remarketed, the 2015 Notes will bear interest at the rate determined by the remarketing dealer on and after the Remarketing Date. The Operating Partnership received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. As of December 31, 1998 the unamortized balance was approximately $7.8 million. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years. As of December 31, 1998 the unamortized balance was approximately $0.6 million.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering (the "Seventh Public Debt Offering"). The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1998 the unamortized discount balance was approximately $0.3 million. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes will be reset quarterly, and will equal LIBOR plus an applicable spread. The spread during the Initial Spread Period is .45%. After the Initial Spread Period, the character (i.e. fixed or floating rate) and duration of the interest rate on the notes and the subsequent spread will be agreed to by the Operating Partnership and the remarketing underwriter, initially Merrill Lynch, Pierce, Fenner and Smith, Inc., on each applicable determination date. Beginning August 23, 1999, the Operating Partnership may elect to redeem the August 2003 Notes on certain dates and in certain circumstances.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering (the "Eighth Public Debt Offering"). The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1998 the unamortized discount balance was approximately $0.5 million. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

     Included in the note balance are four unsecured note issuances assumed in connection with the Wellsford Merger. These are discussed in the following three paragraphs.

     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the assumption of the 2002-A Notes, the Operating Partnership recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized premium balance relating to the 2002 -A Notes was approximately $3.7 million and $4.9 million, respectively.

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

     In April 1997, $75 million of senior unsecured notes due April 15, 2004 (the "2004 Notes") were issued. The 2004 Notes bear interest at a rate of 7.5%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2004 Notes, the Operating Partnership recorded a premium in the amount of $1.7 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized premium balance relating to the 2004 Notes was approximately $1.5 million and $1.7 million, respectively.

     In April 1997, $50 million of senior unsecured notes due April 15, 2007 (the "2007 Notes") were issued. The 2007 Notes bear interest at a rate of 7.625%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2007 Notes, the Operating Partnership recorded a premium in the amount of $1.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized premium balance relating to the 2007 Notes was approximately $1.4 million and $1.6 million, respectively.

     Also included in the note balance are six unsecured note issuances assumed in connection with the MRY Merger. These are discussed in the following six paragraphs.

     In August 1995, $40 million of senior unsecured notes due October 1, 2002 (the "2002 MRY Notes") were issued. The 2002 MRY Notes bear interest at a rate of 7.25%, which is payable semiannually in arrears on April 1 and October 1. In connection with the assumption of the 2002 MRY Notes, the Operating Partnership recorded a premium in the amount of $0.5 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2002 MRY Notes was approximately $0.5 million.

     In November 1995, $40 million of senior unsecured notes due November 1, 2003 (the "2003 MRY Notes") were issued. The 2003 MRY Notes bear interest at a rate of 6.875%, which is payable semiannually in arrears on May 1 and November
1. In connection with the assumption of the 2003 MRY Notes, the Operating Partnership recorded a premium in the amount of $0.3 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2003 MRY Notes was approximately $0.3 million.

     In November 1995, $40 million of senior unsecured notes due November 1, 2004 (the "2004 MRY Notes") were issued. The 2004 MRY Notes bear interest at a rate of 6.875%, which is payable semiannually in arrears on May 1 and November
1. In connection with the assumption of the 2004 MRY Notes, the Operating Partnership recorded a premium in the amount of $0.2 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

balance relating to the 2004 MRY Notes was approximately $0.2 million.

     In June 1995, $120 million of senior unsecured notes due June 15, 2005 (the "2005 MRY Notes") were issued. The 2005 MRY Notes bear interest at a rate of 7.25%, which is payable semiannually in arrears on June 15 and December 15. In connection with the assumption of the 2005 MRY Notes, the Operating Partnership recorded a premium in the amount of $1.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2005 MRY Notes was approximately $1.6 million.

     In October 1997, $50 million of senior unsecured notes due October 30, 2006 (the "2006 MRY Notes") were issued. The 2006 MRY Notes bear interest at a rate of 6.69%, which is payable semiannually in arrears on May 1 and November 1. In connection with the assumption of the 2006 MRY Notes, the Operating Partnership recorded a discount in the amount of $0.4 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized discount balance relating to the 2006 MRY Notes was approximately $0.4 million.

    In July 1997, $50 million of senior unsecured notes due August 1, 2007 (the "2007 MRY Notes") were issued. The 2007 MRY Notes bear interest at a rate of 6.90%, which is payable semiannually in arrears on February 1 and August 1. In connection with the assumption of the 2007 MRY Notes, the Operating Partnership recorded a discount in the amount of $0.2 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized discount balance relating to the 2007 MRY Notes was approximately $0.2 million.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution and the Operating Partnership does not anticipate their non-performance.

14.  Redeemable Preference Interests

     In connection with the acquisition of seven of the Properties, which closed in December 1994, the Company, through the Operating Partnership, issued 41,213 preferred interests ("Preference Interests") to certain sellers of these Properties. The Preference Interests had a stated value of $1,000 and entitled the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and the Company (provided the Company shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

     During the year ended December 31, 1995 the Operating Partnership redeemed 1,423 Preference Interests for a total redemption price of approximately $1,351,900. During the year ended December 31, 1996 the Operating Partnership redeemed 1,140 Preference Interests for a total redemption price of approximately $1.1 million. On March 1, 1996, the Operating Partnership exercised its option to convert all of the remaining Preference Interests into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

     The Operating Partnership also made loans to certain of the above sellers in the aggregate amount of $15.2 million, which loans are fully collateralized by 465,545 OP Units. In connection with these acquisitions, the original loans collateralized by 465,545 OP Units have been reduced and as of December 31, 1998, these loans are collateralized by 445,540 OP Units.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     In connection with the acquisition of one Property, which closed in December 1998, the Company, through the Operating Partnership, issued 48,328 Junior Convertible Preference Units (also referred to as "Preference Interests") to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $100 and entitle the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and the Company (provided the Company shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws). These 48,328 Junior Convertible Preference Units remain outstanding at December 31, 1998 and are convertible into 98,626 OP Units.

15.  9 3/8% Series A Cumulative Redeemable Preference Units

     In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares") at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% cumulative redeemable preference units (the "Series A Cumulative Redeemable Preference Units"). The Series A Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth of January, April, July and October of each year, at the annual rate of 9 3/8% of the liquidation preference of $25 per share. The Series A Preferred Shares are not redeemable prior to June 1, 2000. On or after June 1, 2000, the Preferred Shares may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

16.  9 1/8% Series B Cumulative Redeemable Preference Units

     In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares"). Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from this offering (the "Series B Preferred Share Offering"). The net proceeds of approximately $121 million from the Series B Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% cumulative redeemable preference units (the "Series B Cumulative Redeemable Preference Units"). The Series B Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on January 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series B Depositary Share. The Series B Preferred Shares are not redeemable prior to October 15, 2005. On and after October 15, 2005, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series B Depositary Share), plus accrued and unpaid distributions, if any, thereon.

17.  9 1/8% Series C Cumulative Redeemable Preference Units

     In September 1996, the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares"). Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% Series C cumulative redeemable

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

preference units (the "Series C Cumulative Redeemable Preference Units"). The Series C Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series C Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series C Depositary Share), plus accrued and unpaid distributions, if any, thereon.

18.  8.60% Series D Cumulative Redeemable Preference Units

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares"). Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred Shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of $175 million from this offering (the "Series D Preferred Share Offering"). The net proceeds of approximately $169.5 million from the Series D Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 700,000 of the Operating Partnership's 8.60% Series D cumulative redeemable preference units (the "Series D Cumulative Redeemable Preference Units"). The Series D Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on June 15, 1997, at the annual rate of 8.60% of the liquidation preference of $25 per Series D Depositary Share. The Series D Preferred Shares are not redeemable prior to July 15, 2007. On and after July 15, 2007, the Series D Preferred Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series D Depositary Share), plus accrued and unpaid distributions, if any, thereon.

19.  Series E Cumulative Convertible Preference Units

     In May 1997, the Company assumed the Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest and redesignated them as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series E Preferred Shares"). The Properties acquired in exchange for the Company's Series E Preferred Shares were contributed to the Operating Partnership in exchange for 3,999,800 of the Operating Partnership's Series E cumulative convertible preference units (the "Series E Cumulative Convertible Preference Units"). Series E Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $44.93 per Common Share (equivalent to a conversion rate of approximately .5564 Common Shares for each Series E Preferred Share). As of December 31, 1998 and 1997, 2,800 and 1,300 Series E Preferred Shares, respectively, had been converted into Common Shares. The Series E Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the first of January, April, July and October of each year, at the annual rate of 7.00% of the liquidation preference of $25 per share.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


20.  9.65% Series F Cumulative Redeemable Preference Units

     In May 1997, the Company assumed the Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest and redesignated them as the Company's 2,300,000 Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series F Preferred Shares"). The Properties acquired in exchange for the Company's Series F Preferred Shares were contributed to the Operating Partnership in exchange for 2,300,000 of the Operating Partnership's Series F cumulative redeemable preference units (the "Series F Cumulative Redeemable Preference Units"). The Series F Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth of January, April, July and October of each year, at the annual rate of 9.65% of the liquidation preference of $25 per share. The Series F Preferred Shares are not redeemable prior to August 24, 2000. On and after August 24, 2000, the Series F Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

21.  7 1/4% Series G Convertible Cumulative Preference Units

     In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares"). Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company raised gross proceeds of $275 million from this offering (the "Series G Preferred Share Offering"). The net proceeds of approximately $264 million from the Series G Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 1,100,000 of the Operating Partnership's 7 1/4% Series G convertible cumulative preference units (the "Series G Convertible Cumulative Preference Units"). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters and contributed to the Operating Partnership net proceeds of approximately $39.6 million in exchange for 165,000 of the Operating Partnership's 7 1/4% Series G Convertible Cumulative Preference
Units. The Series G Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1997, at the annual rate of 7 1/4% of the liquidation preference of $25 per Series G Depositary Share. The Series G Preferred Shares are not redeemable prior to September 15, 2002. On and after September 15, 2002, the Series G Preferred Shares may be redeemed at the option of the Company, in whole or in part, initially at $25.90625 per Depositary Share and thereafter at prices declining to $25.00 per Depositary Share on and after September 15, 2007, plus in each case accrued and unpaid distributions, if any, to the redemption date.

22.  7.00% Series H Cumulative Convertible Preference Units

     In October 1998, the Company assumed the MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest and redesignated them as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"). The Properties acquired in exchange for the Company's Series H Preferred Shares were contributed to the Operating Partnership in exchange for 164,951 of the Operating Partnership's Series H cumulative convertible preference units (the "Series H Cumulative Convertible Preference Units"). The Series H Preferred

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Shares are cumulative and distributions are payable quarterly in arrears on the last day of March, June, September and December of each year in an amount equivalent to $1.75 per annum per share. Each Series H Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $34.53 per Common Share (equivalent to a conversion rate of approximately .7240 Common Share for each Series H Preferred Share). The Series H Preferred Shares may be redeemed, in whole or in part, at the option of the Company for Common Shares only, provided the Common Shares are trading above $34.53 (subject to adjustment in certain circumstances). During 1998, 8,400 of the Series H Preferred Shares were converted into 6,078 Common Shares of the Company.

23.  8.82% Series I Cumulative Convertible Preference Units

     In October 1998, the Company assumed the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest and redesignated them as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"). The Properties acquired in exchange for the Company's Series I Preferred Shares were contributed to the Operating Partnership in exchange for 4,000,000 of the Operating Partnership's Series I cumulative convertible preference units (the "Series I Cumulative Convertible Preference Units"). The Series I Preferred Shares are cumulative and distributions are payable quarterly in arrears on the last day of March, June, September and December of each year in an amount equivalent to $2.205 per annum per share. Each Series I Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $38.96 per Common Share (equivalent to a conversion rate of approximately .6417 Common Share for each Series I Preferred Share). The Series I Preferred Shares are not redeemable prior to October 31, 1999. On or after October 31, 1999, the Series I Preferred Shares may be redeemed, in whole or in part, at the option of the Company for Common Shares only, provided the Common Shares are trading above $38.96 (subject to adjustment in certain circumstances).

24.  8.60% Series J Cumulative Convertible Preference Units

     In October 1998, the Company assumed the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest and redesignated them as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"). The Properties acquired in exchange for the Company's Series J Preferred Shares were contributed to the Operating Partnership in exchange for 4,599,400 of the Operating Partnership's Series J cumulative convertible preference units (the "Series J Cumulative Convertible Preference Units"). The Series J Preferred Shares are cumulative and distributions are payable quarterly in arrears on the last day of March, June, September and December of each year in an amount equivalent to $2.15 per annum per share. Each Series J Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $40.74 per Common Share (equivalent to a conversion rate of approximately .6136 Common Share for each Series J Preferred Share). The Series J Preferred Shares are not redeemable prior to March 31, 2000. On or after March 31, 2000, the Series J Preferred Shares may be redeemed, in whole or in part, at the option of the Company for Common Shares only, provided the Common Shares are trading above $40.74 (subject to adjustment in certain circumstances).

25.  8.29% Series K Cumulative Redeemable Preference Units

     In October 1998, the Company assumed the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest and redesignated them as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares"). The Properties acquired in exchange for the Company's Series K Preferred Shares were

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

contributed to the Operating Partnership in exchange for 1,000,000 of the Operating Partnership's Series K cumulative redeemable preference units (the "Series K Cumulative Redeemable Preference Units"). The Series K Preferred Shares are cumulative and distributions are payable quarterly on the last day of March, June, September and December of each year at the rate of 8.29% of the liquidation preference per annum (equivalent to $4.145 per annum per share). The Series K Preferred Shares are not redeemable prior to December 10, 2026. On or after December 10, 2026, the Series K Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon.

26.  7.625% Series L Cumulative Redeemable Preference Units

     In October 1998, the Company assumed the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest and redesignated them as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares"). The Properties acquired in exchange for the Company's Series L Preferred Shares were contributed to the Operating Partnership in exchange for 4,000,000 of the Operating Partnership's Series L cumulative redeemable preference units (the "Series L Cumulative Redeemable Preference Units"). The Series L Preferred Shares are cumulative and distributions are payable quarterly on the last day of March, June, September and December of each year at the rate of 7.625% of the liquidation preference per annum (equivalent to $1.906 per annum per share). The Series L Preferred Shares are not redeemable prior to February 13, 2003. On or after February 13, 2003, the Series L Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon.

27.  Employee Transactions

     Douglas Crocker II, President and Chief Executive Officer of the Company, and three other officers had purchased an aggregate of 190,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Operating Partnership in the aggregate amount of approximately $5.3 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The employee notes are recourse to Mr. Crocker and the three other officers and are collateralized by pledges of the 190,000 Common Shares purchased.

     In addition, as of December 31, 1998, the outstanding principal balance on additional notes issued to Mr. Crocker and four other officers was approximately $1.1 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. Subsequent to December 31, 1998, Mr. Crocker paid a principal installment on his note in the amount of $80,570. The notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of options and share awards.

     Mr. Crocker has a deferred compensation agreement (the "Deferred Compensation Agreement") which Deferred Compensation Agreement will provide Mr. Crocker with a salary benefit after his termination of employment with the Company. If Mr. Crocker's employment is terminated without cause, he would be entitled to annual deferred compensation for a ten-year period commencing on the termination date in an amount equal to $500,000 (increased by a CPI index each year beginning January 1, 1997), multiplied by a percentage equal to 10% per year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except the annual percentage would be 15% and the maximum paid per year would not exceed 100% of his average base salary.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation. The Operating Partnership recognized approximately $0.3 million, $0.3 million and $0.3 million of compensation expense for the years ended 1998, 1997 and 1996, respectively, related to this Deferred Compensation Agreement.

     In addition, Gerald Spector, Executive Vice President and Chief Operating Officer of the Company, entered into a Deferred Compensation Agreement in 1997, which agreement provides Mr. Spector with a salary benefit after his termination of employment with the Company. If Mr. Spector's employment is terminated without cause, he would be entitled to annual deferred compensation for a 15-year period commencing on the termination date in an amount equal to 75% of his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 6.67% per each year since December 31, 1996. In the event Mr. Spector's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 10%, not 6.67%. Should Mr. Spector be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation. The Operating Partnership has recognized approximately $0.2 million and $0.2 million of compensation expense for the years ended 1998 and 1997, respectively, related to this Deferred Compensation Agreement.

     The Board of Trustees also approved a share distributions agreement (the "Share Distributions Agreement") for Mr. Crocker. On January 18, 1996, Mr. Crocker was issued options to purchase 100,000 Common Shares at the then current market price of the Common Shares, which vest over a three-year period and are effective for ten years. Pursuant to the terms of the Share Distributions Agreement, upon the exercise of any of these options, Mr. Crocker would be entitled to an amount equal to the amount of Common Share dividends that would have been paid on these shares being exercised had he owned these shares for the period from January 18, 1996 until the date of the exercise of the options in question. Mr. Crocker's death or termination of employment would not affect the Share Distributions Agreement. The Operating Partnership recognized approximately $0.3 million, $0.2 million and $0.2 million of compensation expense for the years ended 1998, 1997 and 1996, respectively, related to this Share Distributions Agreement.

     The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Operating Partnership contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Operating Partnership, on behalf of the Company, made contributions in the amount of $0.8 million and $1.4 million for the years ended December 31, 1996 and 1997, respectively, and expects to make contributions in the amount of approximately $2.3 million for the year ended December 31, 1998.

28.  Deposits-restricted

     Deposits-restricted as of December 31, 1998 primarily included the following:

          . a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement;
          . approximately $22.2 million held in third party escrow accounts representing proceeds received in connection with the Operating Partnership's disposition of four properties;

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

          . approximately $15.3 million for tenant security and utility deposits for certain of the Operating Partnership's Properties; and
          .  approximately $11.8 million of other deposits.

     Deposits-restricted as of December 31, 1997 primarily included the following:

          . a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement;
          . approximately $7.6 million for tenant security and utility deposits for certain of the Operating Partnership's Properties; and
          .  approximately $8.8 million of other deposits.

29.  Summarized Pro Forma Condensed Statement of Operations (Unaudited)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the following had occurred on January 1, 1998 (as described in Note 3, Note 4, Note 6, Note 8, Note 11 and Note 13 of Notes to Consolidated Financial Statements):

   . the January 1998 Common Share Offering of the Company (the proceeds of which were contributed by the Company to the Operating Partnership in exchange for OP Units);
   . the February 1998 Common Share Offerings of the Company (the proceeds of which were contributed by the Company to the Operating Partnership in exchange for OP Units);
   . the March 1998 Common Share Offering of the Company (the proceeds of which were contributed by the Company to the Operating Partnership in exchange for OP Units);
   . the April 1998 Common Share Offering of the Company (the proceeds of which were contributed by the Company to the Operating Partnership in exchange for OP Units);
   . the repurchase of Common Shares in August and September 1998 by the Company (the proceeds of which were obtained from the Operating Partnership in exchange for OP Units owned by the Company);
   .  the Sixth Public Debt Offering;
   .  the Seventh Public Debt Offering;
   .  the Eighth Public Debt Offering;
   . the mortgage financing of 15 previously unencumbered Properties for $226 million;
   . the acquisition of an additional 99 Properties, including the related assumption of $459.8 million of mortgage indebtedness, the issuance of Junior Convertible Preference Units with a value of $4.8 million and the issuance of OP Units with a value of $165 million;
   . the acquisition of the 118 MRY properties, including the related assumption of $723.5 million of debt, the issuance of Common Shares with a market value of $1 billion, the issuance of approximately 0.9 million Operating Partnership OP Units, in exchange for approximately 1.6 million MRY DownREIT I LP units at a market value of approximately $40.2 million; and the redesignation of Preferred Shares with a liquidation value of $369.1 million (upon contribution of the net assets by the Company to the Operating Partnership, the Operating Partnership issued OP Units and Cumulative Convertible or Redeemable Preference Units to the Company);
   . the disposition of twenty properties; and . the repayment of the outstanding mortgage balances on nine properties totaling $63.8 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     This would result in 130,890,656 OP Units outstanding on January 1, 1998. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period. The amounts presented in the following statement are in thousands except for per OP Unit amounts:

                                                                             Summarized Pro Forma
                                                                             Condensed Statement
                                                                                Of Operations
                                                                         For the Twelve Months Ended
                                                                              December 31, 1998
     --------------------------------------------------------------------------------------------------
     Total Revenues                                                               $1,616,499
                                                                                  ----------

     Total Expenses                                                               $1,323,525
                                                                                  ----------

     Pro Forma net income available for OP Units                                  $  175,439
                                                                                  ==========

     Pro Forma net income per OP Unit                                             $     1.34
                                                                                  ==========

30.  Employee Share Purchase Plan

     Under the Company's Employee Share Purchase Plan certain eligible officers, trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lessor of: (a) the closing price for a share on the first day of such quarter, and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1996, the Company issued 39,458 Common Shares at a net price of $30.44 per share. During 1997, the Company issued 84,183 Common Shares at net prices that ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith. During 1998, the Company issued 93,521 Common Shares at net prices that ranged from $35.70 per share to $42.71 per share and raised approximately $3.7 million in connection therewith. The net proceeds were contributed to the Operating Partnership in exchange for OP Units.

31.  Distribution Reinvestment and Share Purchase Plan

     The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares. Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan). During 1998, the Company issued 1,023,184 Common Shares and raised approximately $50.7 million in connection with the share purchase portion of the DRIP Plan. The net proceeds were contributed to the Operating Partnership in exchange for OP Units.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


32.  Commitments and Contingencies

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

     In December 1997, the Operating Partnership entered into a joint venture agreement with a multifamily residential real estate developer whereby the Operating Partnership will make investments in a limited partnership to fund its portion of the project cost. During 1997 and 1998, the Operating Partnership funded a total of $6.9 million and $23.9 million, respectively, and during 1999 the Operating Partnership expects to fund approximately $74.9 million in connection with this agreement. Subsequent to December 31, 1998, the Operating Partnership has funded approximately $1 million. In addition, the Operating Partnership also funded $20 million to guarantee third party construction financing and is obligated to fund up to an additional $20 million.

     In regards to certain properties that were under development and/or expansion in 1998, the Operating Partnership funded $31.6 million. In 1999, the Operating Partnership expects to fund $53.9 million related to the continued development and/or expansion of as many as five Properties.

     In regards to certain properties that were under earnout/development agreements in 1998, no amounts were funded. The Operating Partnership expects to fund $60.4 million related to three earnout/development projects expected to be finished during 1999. Subsequent to December 31, 1998, the Operating Partnership has funded $16.2 million relating to the completion/acquisition of Copper Canyon. In addition, the Operating Partnership may be required to fund an additional $1 million earnout payment to the developer for Copper Canyon if certain specified operation levels are met.

     In connection with the Wellsford Merger, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership will agree to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share over a three-year period ending on May 30, 2000. As of December 31, 1998, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

     In connection with the MRY Merger, the Operating Partnership extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At December 31, 1998, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points. The Operating Partnership has a potential obligation to fund up to an additional $6.7 million under the Senior Debt Agreement.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Management Corp. has lease agreements with an affiliated party covering office space occupied by the management offices located in Tampa, Florida (the "Tampa Office"); Atlanta, Georgia (the "Atlanta Office"); and Chicago, Illinois (the "Chicago Office"). The Tampa Office agreement expires on October 31, 2001, the Atlanta Office agreement expires on June 20, 2001 and the Chicago Office agreement expires on July 11, 2000.

     Management Corp. also has six additional lease agreements with unaffiliated parties covering space occupied by the management offices located in Dallas, Texas (the "Dallas Office"); Bethesda, Maryland (the "Bethesda Office"); Denver, Colorado (the "Denver Office"); Seattle, Washington (the "Seattle Office"); Scottsdale, Arizona (the "Scottsdale Office") and Irvine, California (the "Irvine Office"). The lease agreement for the Dallas Office expires on September 30, 2005, the lease agreement for the Bethesda Office expires on February 1, 2004, the lease agreement for the Denver Office expires on December 31, 2002, the lease agreement for the Seattle Office expires on June 30, 2003, the lease agreement for the Scottsdale Office expires on July 31, 2004 and the lease agreement for the Irvine Office expires on July 31, 2000.

     Management Corp. also has a lease agreement with an affiliated party covering office space occupied by the corporate headquarters located in Chicago, Illinois. This agreement, as amended, expires on July 31, 2001. In addition, commencing June 15, 1998, Management Corp. increased the office space occupied by its corporate personnel. The lease agreement covering the additional space expires on December 31, 2004. Subsequent to December 31, 1998, Management Corp. is planning on increasing its office space again with leasing terms to be determined.

     During the years ended December 31, 1998, 1997 and 1996, total rentals, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $2,528,150, $1,491,766 and $1,020,311, respectively.

     The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1998 is as follows:

                             ====================
                             Year        Amount
                             --------------------
                             1999     $ 2,689,662
                             2000       2,764,818
                             2001       2,515,258
                             2002       2,238,029
                             2003       1,979,775
                             --------------------
                             Total    $12,187,542
                             ====================

33.  Transactions with Related Parties

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

     In connection with the Wellsford Merger, Jeffrey Lynford and Edward Lowenthal (trustees of the Company) each executed a consulting agreement with the Company. Each consulting agreement has a term of five years from May 30,

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1997, the closing date of the Wellsford Merger. Pursuant to the consulting agreements, each of Messrs. Lynford and Lowenthal will serve as a senior management consultant to the Company and will receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

     In connection with the EWR Merger, in December 1997, Stephen Evans (a trustee of the Company) executed a consulting agreement with an affiliate of the Company. The consulting agreement has a term of two years and expires on December 31, 1999. Pursuant to the consulting agreement, Mr. Evans will serve as a senior management consultant to the Company and will receive compensation at the rate of $225,000 per year. Mr. Evans also received an option to purchase 115,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. Mr. Evans will also be eligible to participate in all of the Company's employee benefit plans in which persons in comparable positions participate, treating Mr. Evans as an employee.

     In connection with the affiliated lease agreements discussed in Note 32, Management Corp. paid Equity Office Holdings, L.L.C. ("EOH") $114,539, $145,511 and $118,919 in connection with the Chicago Office, $194,506, $177,793 and $137,638 in connection with the Tampa Office and $772,320, $632,693 and $409,392 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1998, 1997 and 1996, respectively. Also, Management Corp. paid $55,117 in connection with the Atlanta Office for the year ended December 31, 1998. Amounts due to EOH were $136,000 and $59,675 as of December 31, 1998 and 1997, respectively.

     Equity Group Investments, Inc. and certain of its subsidiaries, including, Equity Properties & Development, L.P. and Equity Properties Management Corp. (collectively, "EGI"), have provided certain services to the Operating Partnership and the Company which include, but are not limited to, investor relations, corporate secretarial, real estate tax evaluation services and market consulting and research services. Fees paid to EGI for these services amounted to approximately $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts due to EGI were $57,408 and $74,578 as of December 31, 1998 and 1997, respectively.

     Artery Property Management, Inc., a real estate property management company ("APMI") in which Mr. Goldberg, a trustee of the Company, is a two-thirds owner and chairman of the board of directors, provided the Operating Partnership consulting services with regard to property acquisitions and additional business opportunities. Fees paid for those services and reimbursed expenses amounted to approximately $0.2 million for the year ended December 31, 1996. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and secured by 465,541 OP Units. At December 31, 1998, approximately $14.6 million was outstanding and 445,540 OP Units secured this loan. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1998, the Operating Partnership made a $12,000,000 revolving loan to Mr. Goldberg and his wife in September 1998. At December 31, 1998, approximately $3.9 million was outstanding.

     Certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services, and Arthur A. Greenberg, which provided tax advisory services. Fees paid to these related entities in the aggregate amounted to $1.3 million and $0.7 million for the years ended December 31, 1997 and 1996, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million and $4.1 million for the years ended December 31, 1997

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

and 1996, respectively. As of December 31, 1997, $643,519 was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with securities offerings, litigation matters, property acquisitions and other general corporate matters.

     Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Operating Partnership. Fees paid to this firm amounted to approximately $2.2 million, $2.3 million and $4,300 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Sheli Rosenberg's (a trustee of the Company) husband is a partner, provided legal services to the Operating Partnership. Fees paid to this firm amounted to $29,146, for the year ended December 31, 1998.

     In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Operating Partnership. Fees received for providing such services were approximately $5.6 million, $5.7 million and $6.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

34.  Quarterly Financial Data (Unaudited):

     The following unaudited quarterly data has been prepared on the basis of a December 31 year end. The 1998 and 1997 net income per weighted average OP Unit amounts have been presented and, where appropriate, restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per weighted average OP Unit outstanding and impact of Statement No. 128, see Note 9 of Notes to Consolidated Financial Statements. Amounts are in thousands, except for per OP Unit amounts:

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                        First      Second     Third      Fourth
                                                       Quarter    Quarter    Quarter    Quarter
1998                                                     3/31       6/30       9/30      12/31
------------------------------------------------------------------------------------------------
Total revenues                                         $286,341   $307,050   $339,299   $404,759
                                                       ========   ========   ========   ========
Net income                                             $ 61,275   $ 72,357   $ 61,102   $ 82,001
                                                       ========   ========   ========   ========
Weighted average OP Units outstanding                   102,948    107,182    109,688    126,794
                                                       ========   ========   ========   ========
Net income per weighted average OP Unit outstanding    $   0.38   $   0.47   $   0.36   $   0.43
                                                       ========   ========   ========   ========
Net income per weighted average OP Unit outstanding
  --assuming dilution                                  $   0.38   $   0.47   $   0.36   $   0.42
                                                       ========   ========   ========   ========
                                                        First      Second     Third      Fourth
                                                       Quarter    Quarter    Quarter    Quarter
1997                                                     3/31       6/30       9/30      12/31
------------------------------------------------------------------------------------------------
Total revenues                                         $141,387   $164,937   $203,354   $237,643
                                                       ========   ========   ========   ========
Net income                                             $ 36,388   $ 38,628   $ 50,320   $ 64,516
                                                       ========   ========   ========   ========
Weighted average OP Units outstanding                    59,269     66,266     81,134     85,682
                                                       ========   ========   ========   ========
Net income per weighted average OP Unit outstanding    $   0.46   $   0.40   $   0.42   $   0.50
                                                       ========   ========   ========   ========
Net income per weighted average OP Unit outstanding
  --assuming dilution                                  $   0.45   $   0.40   $   0.41   $   0.49
                                                       ========   ========   ========   ========

35.  Reportable Segments

     The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the years ended December 31, 1998, 1997 and 1996 (see also Note 5 for further discussion).

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                              Rental Real           Corporate/
               1998 (Amounts in Thousands)                     Estate (1)           Other (2)           Consolidated
----------------------------------------------------------------------------------------------------------------------
Rental income                                                    $ 1,293,560             $       -         $ 1,293,560
Property and maintenance expense                                    (326,567)                    -            (326,567)
Real estate tax and insurance expense                               (126,009)                    -            (126,009)
Property management expense                                          (52,705)                    -             (52,705)
                                                         -------------------------------------------------------------
Net operating income                                                 788,279                     -             788,279

Fee and asset management income                                            -                 5,622               5,622
Interest income - investment in mortgage notes                             -                18,564              18,564
Interest and other income                                                  -                19,703              19,703
Fee and asset management expense                                           -                (4,207)             (4,207)
Depreciation expense on non-real estate assets                             -                (5,361)             (5,361)
Interest expense:
    Expense incurred                                                       -              (246,585)           (246,585)
    Amortization of deferred financing costs                               -                (2,757)             (2,757)
General and administrative expense                                         -               (21,718)            (21,718)
Allocation of net income to Preference Unit holders                        -               (92,917)            (92,917)
Adjustment for amortization of deferred financing costs                    -                    35                  35
 related to predecessor business
Adjustment for depreciation expense related to equity in                   -                   183                 183
    unconsolidated joint ventures
                                                         -------------------------------------------------------------

Funds from operations available to OP Units (unaudited)              788,279              (329,438)            458,841

Depreciation expense on real estate assets                          (296,508)                    -            (296,508)
Gain on disposition of properties, net                                21,703                     -              21,703
Adjustment for amortization of deferred financing costs                    -                   (35)                (35)
 related to predecessor business
Adjustment for depreciation expense related to equity in                   -                  (183)               (183)
    Unconsolidated joint ventures
                                                         -------------------------------------------------------------

Net income available to OP Unit holders                          $   513,474             $(329,656)        $   183,818
                                                         =============================================================

Investment in real estate, net of accumulated                    $10,208,113             $  15,459         $10,223,572
 depreciation
                                                         =============================================================

Total assets                                                     $10,237,999             $ 462,261         $10,700,260
                                                         =============================================================

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                  Rental Real           Corporate/
               1997 (Amounts in Thousands)                         Estate (1)            Other (2)        Consolidated
----------------------------------------------------------------------------------------------------------------------
Rental income                                                     $  707,733             $       -          $  707,733
Property and maintenance expense                                    (176,075)                    -            (176,075)
Real estate tax and insurance expense                                (69,520)                    -             (69,520)
Property management expense                                          (26,793)                    -             (26,793)
                                                         -------------------------------------------------------------
Net operating income                                                 435,345                     -             435,345

Fee and asset management income                                            -                 5,697               5,697
Interest income - investment in mortgage notes                             -                20,366              20,366
Interest and other income                                                  -                13,525              13,525
Fee and asset management expense                                           -                (3,364)             (3,364)
Depreciation expense on non-real estate assets                             -                (3,118)             (3,118)
Interest expense:
    Expense incurred                                                       -              (121,324)           (121,324)
    Amortization of deferred financing costs                               -                (2,523)             (2,523)
General and administrative expense                                         -               (15,064)            (15,064)
Allocation of net income to Preference Unit holders                        -               (59,012)            (59,012)
Adjustment for amortization of deferred financing costs                    -                   235                 235
 related to predecessor business
                                                         -------------------------------------------------------------

Funds from operations available to OP Units (unaudited)              435,345              (164,582)            270,763

Depreciation expense on real estate assets                          (153,526)                    -            (153,526)
Gain on disposition of properties, net                                13,838                     -              13,838
Adjustment for amortization of deferred financing costs                    -                  (235)               (235)
 related to predecessor business
                                                         -------------------------------------------------------------

Net income available to OP Unit holders                           $  295,657             $(164,817)         $  130,840
                                                         =============================================================

Investment in real estate, net of accumulated
 depreciation                                                     $6,666,925             $   9,748          $6,676,673
                                                         =============================================================

Total assets                                                      $6,666,925             $ 427,706          $7,094,631
                                                         =============================================================

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                              Rental Real           Corporate/
               1996 (Amounts in Thousands)                     Estate (1)           Other (2)           Consolidated
-----------------------------------------------------------------------------------------------------------------------
Rental income                                                      $ 454,412             $       -            $ 454,412
Property and maintenance expense                                    (127,172)                    -             (127,172)
Real estate tax and insurance expense                                (44,128)                    -              (44,128)
Property management expense                                          (17,512)                    -              (17,512)
                                                         --------------------------------------------------------------
Net operating income                                                 265,600                     -              265,600

Fee and asset management income                                            -                 6,749                6,749
Interest income - investment in mortgage notes                             -                12,819               12,819
Interest and other income                                                  -                 4,405                4,405
Fee and asset management expense                                           -                (3,837)              (3,837)
Depreciation expense on non-real estate assets                             -                (2,079)              (2,079)
Interest expense:
    Expense incurred                                                       -               (81,351)             (81,351)
    Amortization of deferred financing costs                               -                (4,242)              (4,242)
General and administrative expense                                         -                (9,857)              (9,857)
Allocation of net income to Preference Unit holders                        -               (29,015)             (29,015)
Adjustment for amortization of deferred financing costs                    -                 1,075                1,075
 related to predecessor business
                                                         --------------------------------------------------------------

Funds from operations available to OP Units (unaudited)              265,600              (105,333)             160,267

Depreciation expense on real estate assets                           (91,174)                    -              (91,174)
Gain on disposition of properties, net                                22,402                     -               22,402
Write-off of unamortized costs on refinanced debt                          -                (3,512)              (3,512)
Allocation of net income to Preference Interest holders                    -                  (263)                (263)
Adjustment for amortization of deferred financing costs                    -                (1,075)              (1,075)
 related to predecessor business
                                                         --------------------------------------------------------------

Net income available to OP Unit holders                            $ 196,828             $(110,183)           $  86,645
                                                         ==============================================================

(1) The Operating Partnership has one primary reportable business segment, which consists of investment in rental real estate. The Operating Partnership's primary business is owning, managing, and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Operating Partnership has a segment for corporate level activity including such items as interest income earned on short-term investments, interest income earned on investment in mortgage notes, general and administrative expenses, and interest expense on mortgage notes payable and unsecured note issuances. In addition, the Operating Partnership has a segment for third party management activity that is immaterial and does not meet the threshold requirements of a reportable segment as provided for in Statement No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt.

36.   Subsequent Events

       On January 6, 1999 the Operating Partnership disposed of Fox Run Apartments, a 337-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $10.6 million. This Property was classified as real estate held for disposition at December 31, 1998.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  On January 6, 1999 the Operating Partnership disposed of Greenwood Forest Apartments, a 239-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $7.5 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 6, 1999 the Operating Partnership disposed of Walnut Ridge Apartments, a 252-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $7.9 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 6, 1999 the Operating Partnership disposed of Williamsburg Apartments, a 211-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $6.7 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 22, 1999, the Operating Partnership acquired Fireside Park Apartments, a 236-unit multifamily property located in Rockville, Maryland, from an affiliated party for a purchase price of approximately $14.3 million, which included the assumption of mortgage indebtedness of approximately $8.9 million.

  On January 22, 1999, the Operating Partnership acquired Mill Pond Apartments, a 240-unit multifamily property located in Glen Burnie, Maryland, from an affiliated party for a purchase price of approximately $11.7 million, which included the assumption of mortgage indebtedness of approximately $8 million.

     On January 27, 1999 the Operating Partnership disposed of The Hawthorne Apartments, a 276-unit multifamily property located in Phoenix, Arizona, to an unaffiliated third party for a total sales price of $20.5 million. This Property was classified as real estate held for disposition at December 31, 1998.

  On January 28, 1999, the Operating Partnership acquired Aspen Crossing Apartments, a 192-unit multifamily property located in Wheaton, Maryland, from an affiliated party for a purchase price of approximately $11.4 million.

  On February 24, 1999, the Operating Partnership acquired Copper Canyon Apartments, a 222-unit multifamily property located in Denver, Colorado, from an unaffiliated third party for a purchase price of approximately $16.2 million.

  On February 24, 1999, the Operating Partnership declared a $0.71 distribution per OP Unit for the quarter ended March 31, 1998 to OP Unit holders of record on March 19, 1999. The Operating Partnership also declared a $0.585938 distribution, a $0.570313 distribution, a $0.570313 distribution, a $0.5375 distribution, a $0.4375 distribution, a $0.603125 distribution, a $0.453125 distribution, a $0.4375 distribution, a $0.55125 distribution, a $0.5375 distribution, a $1.03625 distribution and a $0.4765625 distribution to the Company as holder of the Series A Cumulative Redeemable Preference Units, Series B Cumulative Redeemable Preference Units, Series C Cumulative Redeemable Preference Units, Series D Cumulative Redeemable Preference Units, Series E Cumulative Convertible Preference Units, Series F Cumulative Redeemable Preference Units, Series G Convertible Cumulative Preference Units, Series H Cumulative Convertible Preference Units, Series I Cumulative Convertible Preference Units, Series J Cumulative Convertible Preference Units, Series K Cumulative Redeemable Preference Units and Series L Cumulative Redeemable Preference Units, respectively.

                       ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    On February 25, 1999, the Company filed with the SEC a Form S-3 Registration Statement to register 1,262,264 Common Shares (the "Resale Shelf Registration") of which 1,262,264 Common Shares may be issued by the Company to holders of 1,262,264 OP Units. The SEC declared the Resale Shelf Registration effective as of March 5, 1999.

    On March 2, 1999 the Operating Partnership disposed of The Atrium Apartments, a 208-unit multifamily property located in Durham, North Carolina, to an unaffiliated third party for a total sales price of $10.8 million.

    On March 4, 1999, the Operating Partnership acquired Siena Terrace Apartments, a 356-unit multifamily property located in Lake Forest, California, from an unaffiliated third party for a purchase price of approximately $33 million.

                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                       Subsequent to
                                                                        Initial Cost to                 Acquisition
                   Description                                       Operating Partnership        (Improvements, net)(I)
------------------------------------------------                  ---------------------------     ----------------------
                                                                                   Building &                 Building &
Apartment Name                Location            Encumbrances      Land           Fixtures         Land       Fixtures
------------------------------------------------------------------------------------------------------------------------
2300 Elliott                  Seattle, WA         $         0     $  796,700      $ 7,170,461      $   100    $  332,080
2900 on First Combined        Seattle, WA                   0      1,176,400       10,588,096        1,300       311,213
3000 Grand                    Des Moines, IA                0        858,305        7,827,336            0     1,302,538
740 River Drive               St. Paul, MN          6,826,903      1,620,000       11,179,212        6,700       375,571
7979 Westheimer               Houston, TX                   0      1,388,400       12,495,280        1,700     1,176,884
Acacia Creek                  Scottsdale, AZ                0      6,121,856       35,379,595            0       545,288
Adams Farm                    Greensboro, NC                0      2,350,000       30,871,672            0        11,244
Alderwood Park                Lynnwood, WA          4,187,662      3,760,000        8,016,867        7,400       129,997
Altamonte                     San Antonio, TX              (T)     1,663,100       14,968,079        1,970       835,771
Amberton                      Manassas, VA         10,597,067        888,800        8,352,507       11,800     1,013,019
Arbor Glen                    Pittsfield Twp, MI            0      1,092,300        9,830,191        3,764       281,452
Arboretum (AZ)                Tucson, AZ                   (Q)     3,453,446       19,021,517            0       372,905
Arboretum (GA)                Atlanta, GA                   0      4,679,400       15,927,313        2,900       348,582
Arboretum (MA)                Canton, MA                    0      4,680,000       10,961,320        5,900        73,688
Arbors at Century Center      Memphis, TN                   0      2,520,000       15,239,044        1,700        59,958
Arbors of Brentwood           Nashville, TN                (D)       404,570       13,189,508          100     1,121,432
Arbors of Hickory Hollow      Nashville, TN                (D)       202,285        6,594,754          700     1,792,378
Arbors of Las Colinas         Irving, TX                    0      1,662,300       14,960,709        1,600     1,230,194
Ashton, The                   Corona Hills, CA     17,300,000      2,594,264       33,082,047            0       145,793
Atrium                        Durham, NC                    0      1,122,600       10,103,027        2,400       119,775
Audubon Village               Tampa, FL                     0      3,576,000       26,433,022            0        12,826
Augustine Club                Tallahassee, FL               0      1,110,000        8,920,213            0         8,096
Autumn Creek                  Cordova, TN                  (E)     1,680,000        9,330,921        1,900       155,799
Auvers Village                Orlando, FL                   0      3,840,000       29,676,167            0        17,001
Bainbridge                    Durham, NC                    0      1,042,900        9,385,579       33,400     1,035,966
Balcones Club                 Austin, TX                    0      2,184,000       10,114,399        1,500       256,401
Banyan Lake                   Boynton Beach, FL             0      2,736,000       11,204,508        2,600       430,319
Bay Club                      Phoenix, AZ                   0        828,100        5,821,759          100     1,628,084
Bay Ridge                     San Pedro, CA                 0      2,385,399        2,180,081       15,901        32,599
Bayside at the Islands        Gilbert, AZ                  (P)     3,306,484       15,577,472            0       137,378
Beach Club                    Fort Myers, FL                0      2,080,000       14,967,104            0        64,631
Bear Canyon                   Tucson, AZ                    0      1,660,608       11,228,097            0        31,203
Bear Creek Village            Denver, CO           21,400,000      4,519,700       40,677,102            0       150,659
Bellevue Meadows              Bellevue, WA                  0      4,500,000       12,535,945        7,100       110,913
Belmont Crossing              Riverdale, GA                 0      1,580,000       18,753,653            0         5,297
Belmont Landing               Riverdale, GA                 0      2,120,000       22,001,656            0        11,264
Beneva Place                  Sarasota, FL          8,700,000      1,344,000        9,752,633            0         7,604
Berkshire Place               Charlotte, NC                 0        805,550       12,812,210            0         9,049
Bermuda Cove                  Jacksonville, FL              0      1,503,000       19,800,377            0        11,172
Bishop Park                   Winter Park, FL               0      2,592,000       18,211,899            0         9,711
Blue Swan                     San Antonio, TX              (E)     1,424,800        7,589,821          700       119,365
Boulder Creek                 Wilsonville, OR               0      3,552,000       11,462,403        2,400       451,855
Bourbon Square Combined       Palatine, IL         27,414,677      3,982,600       35,843,025        2,700     4,776,878
Bramblewood                   San Jose, CA                  0      5,184,000        9,608,154        6,700        83,660
Breckenridge                  Lexington, KY         9,385,180      1,645,800       14,812,310        2,500       319,657
Brentwood                     Vancouver, WA                 0      1,318,200       11,863,517       39,021     1,055,320
Breton Mill                   Houston, TX                  (F)       212,720        8,154,404          100       847,338
Briarwood (CA)                Sunnyvale, CA        14,249,668      9,984,000       22,178,614        7,500       102,538
Bridge Creek                  Wilsonville, OR               0      1,294,600       11,651,108        5,290     1,396,556
Bridgeport                    Raleigh, NC                   0      1,296,200       11,665,351          500       465,422
Brierwood                     Jacksonville, FL              0        546,100        4,914,681        5,800       499,241
Brittany Square               Tulsa, OK                     0        625,000        4,220,662            0       595,214
Brixworth                     Nashville, TN                 0      1,172,100       10,549,371        1,700       279,322
Broadway                      Garland, TX           6,167,239      1,440,000        7,766,166        3,700       124,227
Brookfield                    Salt Lake City, UT            0      1,152,000        5,673,250        1,000       111,804
Brookridge                    Centreville, VA              (E)     2,520,000       15,993,105        1,500       140,629
Brookside (CO)                Boulder, CO                   0      3,600,000       10,200,045          400        10,443
Brookside II (MD)             Frederick, MD                 0      2,448,000        6,912,403        2,800       131,060
Burn Brae                     Dallas, TX                    0      1,255,000       11,294,815            0       151,697
Burwick Farms                 Howell, MI                    0      1,102,200        9,919,799        2,400       164,452
Calais                        Dallas, TX                    0      1,118,900       10,070,076            0       177,245
Cambridge at Hickory Hollow   Nashville, TN                 0      3,240,000       17,908,952          800       108,544
Cambridge Village             Lewisville, TX                0        800,000        8,751,405        1,300       198,599
Camellero                     Scottsdale, AZ       11,725,485      1,923,600       17,312,869        1,300       811,189
Canterbury                    Germantown, MD       31,363,911      2,781,300       26,656,574            0     2,617,807
Canterchase                   Nashville, TN         5,701,841        862,200        7,759,711        1,400       440,174
Canyon Creek (AZ)             Tucson, AZ                    0        834,313        5,840,188          100       530,246
Canyon Crest Views            Riverside, CA                 0      1,744,640       17,392,607            0       136,490
Canyon Ridge                  San Diego, CA                 0      4,869,448       12,002,216            0       114,064

                                  Gross Amount Carried
                                      at Close of                                                           Life Used
Dsecription                         Period 12/31/98                                                         to Compute
---------------------------    --------------------------                                                Depreciation in
                                              Building &                    Accumulated     Date of       Latest Income
Apartment Name                   Land         Fixtures(A)     Total(B)      Depreciation  Construction     Statement(C)
------------------------------------------------------------------------------------------------------------------------
2300 Elliott                   $  796,800     $ 7,502,541    $ 8,299,341     $  417,256        1992           30 Years
2900 on First Combined          1,177,700      10,899,309     12,077,009      1,097,670       1989-91         30 Years
3000 Grand                        858,305       9,129,874      9,988,179      4,929,785        1970           30 Years
740 River Drive                 1,626,700      11,554,783     13,181,483        408,559        1962           30 Years
7979 Westheimer                 1,390,100      13,672,164     15,062,264      1,832,847        1973           30 Years
Acacia Creek                    6,121,856      35,924,883     42,046,739      1,337,306      1988-1994        30 Years
Adams Farm                      2,350,000      30,882,916     33,232,916        260,335        1987           30 Years
Alderwood Park                  3,767,400       8,146,864     11,914,264        125,590        1982           30 Years
Altamonte                       1,665,070      15,803,850     17,468,920      2,590,221        1985           30 Years
Amberton                          900,600       9,365,526     10,266,126      1,340,814        1986           30 Years
Arbor Glen                      1,096,064      10,111,643     11,207,708        394,386        1990           30 Years
Arboretum (AZ)                  3,453,446      19,394,422     22,847,868        762,350        1987           30 Years
Arboretum (GA)                  4,682,300      16,275,894     20,958,194        594,299        1970           30 Years
Arboretum (MA)                  4,685,900      11,035,008     15,720,908        240,324        1989           30 Years
Arbors at Century Center        2,521,700      15,299,001     17,820,701        256,760      1988/1990        30 Years
Arbors of Brentwood               404,670      14,310,940     14,715,610      2,828,235        1986           30 Years
Arbors of Hickory Hollow          202,985       8,387,132      8,590,117      1,926,949        1986           30 Years
Arbors of Las Colinas           1,663,900      16,190,903     17,854,803      3,001,553       1984/85         30 Years
Ashton, The                     2,594,264      33,227,840     35,822,104      1,225,795        1986           30 Years
Atrium                          1,125,000      10,222,803     11,347,803        465,771        1989           30 Years
Audubon Village                 3,576,000      26,445,848     30,021,848        223,446        1990           30 Years
Augustine Club                  1,110,000       8,928,309     10,038,309         79,228        1988           30 Years
Autumn Creek                    1,681,900       9,486,720     11,168,620        424,230        1991           30 Years
Auvers Village                  3,840,000      29,693,168     33,533,168        249,926        1991           30 Years
Bainbridge                      1,076,300      10,421,545     11,497,845      1,871,029        1984           30 Years
Balcones Club                   2,185,500      10,370,800     12,556,300        324,244        1984           30 Years
Banyan Lake                     2,738,600      11,634,827     14,373,427        713,658        1986           30 Years
Bay Club                          828,200       7,449,843      8,278,043      1,601,411        1976           30 Years
Bay Ridge                       2,401,300       2,212,680      4,613,980        137,403        1987           30 Years
Bayside at the Islands          3,306,484      15,714,850     19,021,334        586,883        1989           30 Years
Beach Club                      2,080,000      15,031,735     17,111,735        129,109        1990           30 Years
Bear Canyon                     1,660,608      11,259,300     12,919,908        425,332        1996           30 Years
Bear Creek Village              4,519,700      40,827,761     45,347,461      2,289,393        1987           30 Years
Bellevue Meadows                4,507,100      12,646,857     17,153,957        224,589        1983           30 Years
Belmont Crossing                1,580,000      18,758,950     20,338,950        158,605        1988           30 Years
Belmont Landing                 2,120,000      22,012,920     24,132,920        188,103        1988           30 Years
Beneva Place                    1,344,000       9,760,237     11,104,237         83,483        1986           30 Years
Berkshire Place                   805,550      12,821,259     13,626,809        109,352        1982           30 Years
Bermuda Cove                    1,503,000      19,811,549     21,314,549        168,051        1989           30 Years
Bishop Park                     2,592,000      18,221,609     20,813,609        154,528        1991           30 Years
Blue Swan                       1,425,500       7,709,186      9,134,686        368,781      1985-1994        30 Years
Boulder Creek                   3,554,400      11,914,257     15,468,657        767,819        1991           30 Years
Bourbon Square Combined         3,985,300      40,619,903     44,605,203      7,286,143       1984-87         30 Years
Bramblewood                     5,190,700       9,691,814     14,882,514        169,574        1986           30 Years
Breckenridge                    1,648,300      15,131,966     16,780,266        599,171      1986-1987        30 Years
Brentwood                       1,357,221      12,918,837     14,276,058      1,815,610        1990           30 Years
Breton Mill                       212,820       9,001,742      9,214,562      1,728,698        1986           30 Years
Briarwood (CA)                  9,991,500      22,281,152     32,272,652        322,353        1985           30 Years
Bridge Creek                    1,299,890      13,047,664     14,347,554      2,341,275        1987           30 Years
Bridgeport                      1,296,700      12,130,773     13,427,473      2,212,393        1990           30 Years
Brierwood                         551,900       5,413,921      5,965,821        523,522        1974           30 Years
Brittany Square                   625,000       4,815,876      5,440,876      2,443,264        1982           30 Years
Brixworth                       1,173,800      10,828,692     12,002,492        952,926        1985           30 Years
Broadway                        1,443,700       7,890,393      9,334,093        149,778        1983           30 Years
Brookfield                      1,153,000       5,785,054      6,938,054        268,634        1985           30 Years
Brookridge                      2,521,500      16,133,734     18,655,234        699,362        1989           30 Years
Brookside (CO)                  3,600,400      10,210,488     13,810,888        212,273        1993           30 Years
Brookside II (MD)               2,450,800       7,043,464      9,494,264        122,730        1979           30 Years
Burn Brae                       1,255,000      11,446,512     12,701,512        693,394        1984           30 Years
Burwick Farms                   1,104,600      10,084,251     11,188,851        467,353        1991           30 Years
Calais                          1,118,900      10,247,321     11,366,221        627,211        1986           30 Years
Cambridge at Hickory Hollow     3,240,800      18,017,496     21,258,296        832,203        1997           30 Years
Cambridge Village                 801,300       8,950,004      9,751,304        475,652        1987           30 Years
Camellero                       1,924,900      18,124,058     20,048,958      2,373,643        1979           30 Years
Canterbury                      2,781,300      29,274,381     32,055,681      4,191,193        1986           30 Years
Canterchase                       863,600       8,199,885      9,063,485        775,416        1985           30 Years
Canyon Creek (AZ)                 834,413       6,370,434      7,204,847      1,305,549        1986           30 Years
Canyon Crest Views              1,744,640      17,529,097     19,273,737        629,914      1982-1983        30 Years
Canyon Ridge                    4,869,448      12,116,280     16,985,728        438,489        1989           30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                       Initial Cost to
                     Description                                                    Operating Partnership
---------------------------------------------------------                ----------------------------------------
                                                                                                       Building &
Apartment Name                              Location             Encumbrances        Land              Fixtures
-----------------------------------------------------------------------------------------------------------------------
Canyon Sands                               Phoenix, AZ                      0        1,475,900            13,282,737
Cardinal, The                              Greensboro, NC           7,401,384        1,280,000            11,838,616
Carmel Terrace                             San Diego, CA                    0        2,288,300            20,632,540
Carolina Crossing                          Greenville, SC                   0          547,800             4,930,347
Carriage Homes at Wyndham                  Glen Allen, VA                   0        1,736,000            27,787,623
Casa Capricorn                             San Diego, CA                    0        1,260,100            11,341,085
Casa Cordoba                               Tallahassee, FL                  0          307,055             2,732,177
Casa Cortez                                Tallahassee, FL                  0          120,590             1,196,857
Casa Ruiz                                  San Diego, CA                    0        3,920,000             9,390,192
Cascade at Landmark                        Alexandria, VA                   0        3,601,000            19,649,825
Catalina at South Shore                    Las Vegas, NV                    0        1,222,200            10,999,974
Catalina Shores (WRP)                      Las Vegas, NV                    0        1,427,200            12,844,577
Cedar Crest                                Overland Park, KS       14,300,000        2,159,800            19,438,107
Cedar Ridge (TX)                           Arlington, TX            3,597,980          605,000             4,204,079
Cedars, The                                Charlotte, NC                    0        2,025,300            18,139,423
Celebration Westchase                      Houston, TX                      0        2,204,590             6,312,399
Champion Oaks                              Houston, TX              6,828,595          931,900             8,519,479
Champions Club                             Glen Allen, VA                   0          954,000            12,695,097
Champion's Park                            Norcross, GA                     0        1,134,000            14,853,350
Chandler Court                             Chandler, AZ                     0        1,352,600            12,172,974
Chandler's Bay                             Kent, WA                         0        1,503,400            13,530,223
Chantecleer Lakes                          Naperville, IL                  (E)       6,688,000            16,327,809
Chaparral                                  Largo, FL                        0          303,100             6,169,465
Charter Club                               Everett, WA                      0          998,700             8,988,560
Chartwell Court                            Houston, TX                      0        1,215,000            12,820,142
Chatelaine Park                            Duluth, GA                       0        1,818,000            24,990,774
Chatham Wood                               High Point, NC                   0          700,000             8,617,470
Chelsea Square                             Redmond, WA                      0        3,390,000             9,237,211
Cherry Creek I&II (TN)                     Hermitage, TN                    0        1,832,445            30,041,332
Cherry Creek III (TN)                      Hermitage, TN                    0        1,109,900            10,705,791
Cherry Hill                                Seattle, WA                      0          700,100             6,301,194
Chestnut Hills                             Tacoma, WA                       0          756,300             6,806,382
Cheyenne Crest                             Colorado Springs, CO             0           73,950             3,936,559
Chicksaw Crossing                          Orlando, FL             11,714,673        2,044,000            12,517,747
Chimneys                                   Charlotte, NC                    0          904,700             8,141,844
Cierra Crest                               Denver, CO              21,700,000        4,800,000            34,825,500
Cimarron Ridge                             Denver, CO                       0        1,591,100            14,319,997
Cityscape                                  South Louis Park, MN             0        1,560,000            10,764,118
Claire Point                               Jacksonville, FL                 0        2,048,000            14,845,563
Clarion                                    Decatur, GA                      0        1,501,900            13,517,171
Clarys Crossing                            Columbia, MD                     0          891,000            15,897,696
Classic, The                               Stamford, CT                     0        2,880,000            19,881,820
Cloisters on the Green                     Lexington, KY                    0          187,074             2,193,726
Club at Tanasbourne                        Hillsboro, OR                    0        3,520,000            16,259,589
Club at the Green                          Beaverton, OR                    0        2,030,150            12,601,596
Coach Lantern                              Scarborough, ME                  0          450,000             4,383,823
Coachman Trails                            Plymouth, MN             6,553,047        1,224,000             9,501,210
Coconut Palm Club                          Coconut Creek, GA                0        3,000,000            17,665,036
Colinas Pointe                             Denver, CO                       0        1,587,400            14,287,051
Colony Place                               Fort Myers, FL                   0        1,500,000            21,108,033
Colony Woods                               Birmingham, AL          12,800,000        1,656,000            21,811,535
Combined Ft. Lauderdale Properties(U)      Ft. Lauderdale, FL      10,000,000       10,222,700            39,790,005
Concorde Bridge                            Overland Park, KS                0        1,972,400            17,751,898
Conway Station                             Orlando, FL                      0        1,936,000            11,011,693
Copper Creek                               Phoenix, AZ                      0        1,017,400             9,156,964
Copper Hill                                Bedford, TX                      0        1,020,000             5,985,527
Copper Terrace                             Orlando, FL                      0        1,200,000            18,086,977
Copperfield                                San Antonio, TX                  0          791,200             7,121,171
Country Brook                              Chandler, AZ                    (P)       1,505,219            29,544,872
Country Club Place (FL)                    Pembroke Pines, FL               0          912,000            10,059,337
Country Club Village                       Seattle, WA                      0        1,150,500            10,354,697
Country Gables                             Beaverton, OR            8,390,691        1,580,500            14,240,626
Country Ridge                              Farmington Hills, MI             0        1,605,800            14,452,066
Countryside                                San Antonio, TX                  0          667,500             6,007,294
Coventry at Cityview                       Fort Worth, TX                   0        2,160,000            23,174,595
Creekside (San Mateo)                      San Mateo, CA           14,700,000        9,600,000            21,159,532
Creekside Homes at Legacy                  Plano, TX                        0        4,560,000            32,595,373
Creekside Village                          Mountlake Terrace, WA   15,222,818        2,802,900            25,226,096
Creekwood                                  Charlotte, NC                    0        1,859,300            16,733,418

                                                                        Subsequent to         Gross Amount Carried
                                                                         Acquisition               at Close of
                                                                    (Improvements, net)(1)        Period 12/31/98
                                                                 ---------------------------   -----------------------
                                                                                Buildings &                Buildings &
                                                                   Land           Fixtures     Land          Fixtures
-----------------------------------------------------------------------------------------------------------------------
Canyon Sands                               Phoenix, AZ                 16,850        657,278    1,492,750    13,940,016
Cardinal, The                              Greensboro, NC               1,200        115,779    1,281,200    11,954,395
Carmel Terrace                             San Diego, CA                    0        353,202    2,288,300    20,985,742
Carolina Crossing                          Greenville, SC               2,400        122,451      550,200     5,052,798
Carriage Homes at Wyndham                  Glen Allen, VA                   0              0    1,736,000    27,787,623
Casa Capricorn                             San Diego, CA                2,600        228,859    1,262,700    11,569,944
Casa Cordoba                               Tallahassee, FL                  0        908,477      307,055     3,640,654
Casa Cortez                                Tallahassee, FL                  0        569,147      120,590     1,766,004
Casa Ruiz                                  San Diego, CA                2,400        140,496    3,922,400     9,530,688
Cascade at Landmark                        Alexandria, VA               2,400        179,089    3,603,400    19,828,914
Catalina at South Shore                    Las Vegas, NV                4,800        539,249    1,227,000    11,539,223
Catalina Shores (WRP)                      Las Vegas, NV                    0         86,306    1,427,200    12,930,883
Cedar Crest                                Overland Park, KS              900      1,325,918    2,160,700    20,764,024
Cedar Ridge (TX)                           Arlington, TX                3,600         52,498      608,600     4,256,577
Cedars, The                                Charlotte, NC                2,879        236,772    2,028,179    18,376,195
Celebration Westchase                      Houston, TX                    100      1,112,662    2,204,690     7,425,061
Champion Oaks                              Houston, TX                      0        375,333      931,900     8,894,812
Champions Club                             Glen Allen, VA                   0          7,442      954,000    12,702,538
Champion's Park                            Norcross, GA                     0          8,740    1,134,000    14,862,089
Chandler Court                             Chandler, AZ                   500         728,875   1,353,100    12,901,848
Chandler's Bay                             Kent, WA                     3,500         822,695   1,506,900    14,352,918
Chantecleer Lakes                          Naperville, IL               1,400         283,260   6,689,400    16,611,068
Chaparral                                  Largo, FL                       (0)      3,038,367     303,100     9,207,832
Charter Club                               Everett, WA                  2,400         305,184   1,001,100     9,293,744
Chartwell Court                            Houston, TX                    700          30,587   1,215,700    12,850,729
Chatelaine Park                            Duluth, GA                       0          11,461   1,818,000    25,002,236
Chatham Wood                               High Point, NC                   0          80,584     700,000     8,698,053
Chelsea Square                             Redmond, WA                  7,100          99,093   3,397,100     9,336,304
Cherry Creek I&II (TN)                     Hermitage, TN                    0             559   1,832,445    30,041,890
Cherry Creek III (TN)                      Hermitage, TN                    0               0   1,109,900    10,705,791
Cherry Hill                                Seattle, WA                      0          58,600     700,100     6,359,794
Chestnut Hills                             Tacoma, WA                       0         122,343     756,300     6,928,725
Cheyenne Crest                             Colorado Springs, CO           100         856,409      74,050     4,792,968
Chicksaw Crossing                          Orlando, FL                      0          19,721   2,044,000    12,537,467
Chimneys                                   Charlotte, NC                2,400         195,920     907,100     8,337,764
Cierra Crest                               Denver, CO                   3,100          66,090   4,803,100    34,891,590
Cimarron Ridge                             Denver, CO                       0         782,362   1,591,100    15,102,359
Cityscape                                  South Louis Park, MN         3,200         141,619   1,563,200    10,905,737
Claire Point                               Jacksonville, FL                 0          33,631   2,048,000    14,879,194
Clarion                                    Decatur, GA                  2,400          85,292   1,504,300    13,602,463
Clarys Crossing                            Columbia, MD                     0           5,618     891,000    15,903,314
Classic, The                               Stamford, CT                 3,500         138,827   2,883,500    20,020,647
Cloisters on the Green                     Lexington, KY                    0       1,685,407     187,074     3,879,133
Club at Tanasbourne                        Hillsboro, OR                1,300         531,449   3,521,300    16,791,038
Club at the Green                          Beaverton, OR                  800         503,583   2,030,950    13,105,180
Coach Lantern                              Scarborough, ME              2,900          80,669     452,900     4,464,492
Coachman Trails                            Plymouth, MN                 3,000          78,920   1,227,000     9,580,130
Coconut Palm Club                          Coconut Creek, GA            1,700         115,310   3,001,700    17,780,346
Colinas Pointe                             Denver, CO                       0         116,204   1,587,400    14,403,255
Colony Place                               Fort Myers, FL                   0          32,201   1,500,000    21,140,234
Colony Woods                               Birmingham, AL               1,300          35,431   1,657,300    21,846,966
Combined Ft. Lauderdale Properties(U)      Ft. Lauderdale, FL           8,600       1,361,139  10,231,300    41,151,144
Concorde Bridge                            Overland Park, KS            2,400         293,973   1,974,800    18,045,872
Conway Station                             Orlando, FL                      0          14,815   1,936,000    11,026,509
Copper Creek                               Phoenix, AZ                      0         115,306   1,017,400     9,272,271
Copper Hill                                Bedford, TX                  1,800          60,962   1,021,800     6,046,489
Copper Terrace                             Orlando, FL                      0          10,815   1,200,000    18,097,792
Copperfield                                San Antonio, TX                  0         318,927     791,200     7,440,099
Country Brook                              Chandler, AZ                     0         110,306   1,505,219    29,655,178
Country Club Place (FL)                    Pembroke Pines, FL               0          20,694     912,000    10,080,031
Country Club Village                       Seattle, WA                      0         156,501   1,150,500    10,511,197
Country Gables                             Beaverton, OR            1,200,000         373,622   2,780,500    14,614,248
Country Ridge                              Farmington Hills, MI        16,150         629,695   1,621,950    15,081,761
Countryside                                San Antonio, TX                100         265,085     667,600     6,272,378
Coventry at Cityview                       Fort Worth, TX                   0           7,329   2,160,000    23,181,923
Creekside (San Mateo)                      San Mateo, CA                6,600         123,431   9,606,600    21,282,963
Creekside Homes at Legacy                  Plano, TX                        0           7,238   4,560,000    32,602,611
Creekside Village                          Mountlake Terrace, WA        4,700         927,041   2,807,600    26,153,137
Creekwood                                  Charlotte, NC                2,400         177,007   1,861,700    16,910,426




                                                                                                                       Life Used to
                                                                                                                         Compute
                                                                                                                     Depreciation in
                                                                                       Accumulated        Date of     Latest Income
                                                                     Total (B)         Depreciation     Construction    Statement(C)
------------------------------------------------------------------------------------------------------------------------------------
Canyon Sands                               Phoenix, AZ                15,432,766         1,425,632       1983             30 Years
Cardinal, The                              Greensboro, NC             13,235,595           807,778       1994             30 Years
Carmel Terrace                             San Diego, CA              23,274,042         3,115,053      1988-89           30 Years
Carolina Crossing                          Greenville, SC              5,602,998           241,856      1988-89           30 Years
Carriage Homes at Wyndham                  Glen Allen, VA             29,523,623           226,694       1998             30 Years
Casa Capricorn                             San Diego, CA              12,832,644           952,476       1981             30 Years
Casa Cordoba                               Tallahassee, FL             3,947,709         2,744,326     1972/1973          30 Years
Casa Cortez                                Tallahassee, FL             1,886,594         1,225,737       1970             30 Years
Casa Ruiz                                  San Diego, CA              13,453,088           462,106     1976-1986          30 Years
Cascade at Landmark                        Alexandria, VA             23,432,314         1,153,918       1990             30 Years
Catalina at South Shore                    Las Vegas, NV              12,766,223         1,940,275       1989             30 Years
Catalina Shores (WRP)                      Las Vegas, NV              14,358,083           754,855       1989             30 Years
Cedar Crest                                Overland Park, KS          22,924,724         1,830,081       1986             30 Years
Cedar Ridge (TX)                           Arlington, TX               4,865,177            78,094       1980             30 Years
Cedars, The                                Charlotte, NC              20,404,374           543,516       1983             30 Years
Celebration Westchase                      Houston, TX                 9,629,751         1,742,547       1979             30 Years
Champion Oaks                              Houston, TX                 9,826,712         1,458,130       1984             30 Years
Champions Club                             Glen Allen, VA             13,656,538           107,280       1988             30 Years
Champion's Park                            Norcross, GA               15,996,089           125,702       1987             30 Years
Chandler Court                             Chandler, AZ               14,254,948         1,306,590       1987             30 Years
Chandler's Bay                             Kent, WA                   15,859,818         2,299,096       1989             30 Years
Chantecleer Lakes                          Naperville, IL             23,300,468           733,549       1986             30 Years
Chaparral                                  Largo, FL                   9,510,931         6,083,759       1976             30 Years
Charter Club                               Everett, WA                10,294,844         1,667,474       1991             30 Years
Chartwell Court                            Houston, TX                14,066,429           482,228       1995             30 Years
Chatelaine Park                            Duluth, GA                 26,820,236           206,718       1995             30 Years
Chatham Wood                               High Point, NC              9,398,053            75,327       1986             30 Years
Chelsea Square                             Redmond, WA                12,733,404           163,845       1991             30 Years
Cherry Creek I&II (TN)                     Hermitage, TN              31,874,335           250,233      1986/96           30 Years
Cherry Creek III (TN)                      Hermitage, TN              11,815,691                 0        (S)             30 Years
Cherry Hill                                Seattle, WA                 7,059,894           366,186       1991             30 Years
Chestnut Hills                             Tacoma, WA                  7,685,025           419,014       1991             30 Years
Cheyenne Crest                             Colorado Springs, CO        4,867,018         1,090,158       1984             30 Years
Chicksaw Crossing                          Orlando, FL                14,581,467           108,935       1986             30 Years
Chimneys                                   Charlotte, NC               9,244,864           387,319       1974             30 Years
Cierra Crest                               Denver, CO                 39,694,690         1,315,229       1996             30 Years
Cimarron Ridge                             Denver, CO                 16,693,459           869,720       1984             30 Years
Cityscape                                  South Louis Park, MN       12,468,937           382,216       1990             30 Years
Claire Point                               Jacksonville, FL           16,927,194           125,631       1986             30 Years
Clarion                                    Decatur, GA                15,106,763           604,440       1990             30 Years
Clarys Crossing                            Columbia, MD               16,794,314           131,748       1984             30 Years
Classic, The                               Stamford, CT               22,904,147           871,790       1990             30 Years
Cloisters on the Green                     Lexington, KY               4,066,207         2,742,874       1974             30 Years
Club at Tanasbourne                        Hillsboro, OR              20,312,338           998,077       1990             30 Years
Club at the Green                          Beaverton, OR              15,136,130           841,276       1991             30 Years
Coach Lantern                              Scarborough, ME             4,917,392           135,860     1971/1981          30 Years
Coachman Trails                            Plymouth, MN               10,807,130           158,448       1987             30 Years
Coconut Palm Club                          Coconut Creek, GA          20,782,046           357,359       1992             30 Years
Colinas Pointe                             Denver, CO                 15,990,655           838,392       1986             30 Years
Colony Place                               Fort Myers, FL             22,640,234           176,381       1991             30 Years
Colony Woods                               Birmingham, AL             23,504,266           355,969    1991/1994           30 Years
Combined Ft. Lauderdale Properties(U)      Ft. Lauderdale, FL         51,382,444         4,509,903       1988             30 Years
Concorde Bridge                            Overland Park, KS          20,020,672           794,379       1973             30 Years
Conway Station                             Orlando, FL                12,962,509            95,215       1987             30 Years
Copper Creek                               Phoenix, AZ                10,289,671           534,049       1984             30 Years
Copper Hill                                Bedford, TX                 7,068,289           121,045       1983             30 Years
Copper Terrace                             Orlando, FL                19,297,792           152,799       1989             30 Years
Copperfield                                San Antonio, TX             8,231,299           487,775       1984             30 Years
Country Brook                              Chandler, AZ               31,160,397         1,079,189     1986-1996          30 Years
Country Club Place (FL)                    Pembroke Pines, FL         10,992,031            84,404       1987             30 Years
Country Club Village                       Seattle, WA                11,661,697           600,207       1991             30 Years
Country Gables                             Beaverton, OR              17,394,748           968,767       1991             30 Years
Country Ridge                              Farmington Hills, MI       16,703,711         1,463,402       1986             30 Years
Countryside                                San Antonio, TX             6,939,978           405,720       1980             30 Years
Coventry at Cityview                       Fort Worth, TX             25,341,923           194,769       1996             30 Years
Creekside (San Mateo)                      San Mateo, CA              30,889,563           369,130       1985             30 Years
Creekside Homes at Legacy                  Plano, TX                  37,162,611           268,802       1998             30 Years
Creekside Village                          Mountlake Terrace, WA      28,960,737         4,013,013       1987             30 Years
Creekwood                                  Charlotte, NC              18,772,126           776,667     1987-1990          30 Years


                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                        subsequent
                                                                            Initial Cost to             Acquisition
              Description                                                Operating Partnership    (Improvements, net)(1)
----------------------------------------------                         -----------------------   ------------------------
                                                                                    Building &                Building &
Apartment Name               Location                 Encumbrances     Land         Fixtures     Land         Fixtures
------------------------------------------------------------------------------------------------------------------------
Crescent at Cherry Creek     Denver, CO                        (E)     2,592,000    15,119,233       2,000        30,775
Cross Creek                  Charlotte, NC             12,800,000      3,150,000    20,292,137       1,600        86,325
Crossing at Green Valley     Las Vegas, NV                      0      2,408,500    21,676,899           0       129,958
Crosswinds                   St. Petersburg, FL                 0      1,561,200     5,789,894           0       276,952
Crown Court                  Phoenix, AZ                        0      3,156,600    28,409,516           0       422,213
Crystal Creek                Phoenix, AZ                        0        952,900     8,576,084         600       495,929
Crystal Village              Attleboro, MA                      0      1,365,000     4,956,700       4,000        70,760
Cypress Cove                 Melbourne, FL                      0      1,630,000    19,265,657           0         5,086
Cypress Point                Las Vegas, NV                      0        953,800     8,583,719       5,890       596,251
Dartmouth Woods              Denver, CO                 4,346,802      1,608,000    10,815,913       1,800       116,030
Dawntree                     Carrollton, TX                     0      1,204,600    10,841,783         900     1,246,579
Deerbrook                    Jacksonville, FL                   0      1,008,000     8,957,019           0       105,574
Deerwood (Corona)            Corona, CA                         0      4,740,000    20,295,433       2,200       299,935
Deerwood (SD)                San Diego, CA                      0      2,075,700    18,680,801       6,395     3,017,495
Deerwood Meadows             Greensboro, NC                     0        986,643     6,906,503         100       837,808
Defoor Village               Atlanta, GA                        0      2,964,000    10,549,072       2,400        27,901
Del Coronado                 Mesa, AZ                          (O)     1,963,200    17,669,207       1,200       526,455
Desert Park                  Las Vegas, NV                      0      1,085,400     9,401,015           0       853,083
Desert Sands                 Phoenix, AZ                        0      1,464,200    13,177,336      16,850       763,120
Doral                        Louisville, KY                     0         96,607     1,526,628           0     3,043,148
Dos Caminos                  Phoenix, AZ                        0      1,727,900    15,551,044           0       227,008
Duraleigh Woods              Raleigh, NC                        0      1,629,000    20,342,931           0        18,362
Eagle Canyon                 Chino Hills, CA                    0      1,806,800    16,261,336       2,100       250,448
Eagle Rim                    Redmond, WA                        0        976,200     8,785,605       1,600       500,991
East Pointe                  Charlotte, NC              9,485,561      1,364,100    12,276,563       1,800     1,117,435
Edgewood                     Woodinville, WA            5,919,966      1,068,200     9,613,388       1,900       434,324
Emerald Bay                  Winter Park, FL                    0      2,160,000    13,535,527       1,600       286,397
Emerald Place                Bermuda Dunes, CA                  0        954,400     8,589,110       2,100       601,776
Emerson Place Combined       Boston, MA                         0     14,850,000    57,546,530       5,000       118,283
Enclave, The                 Tempe, AZ                         (Q)     1,500,192    19,302,059           0        24,393
English Hills                Charlotte, NC                      0      1,260,000    12,866,368           0         4,166
Esprit Del Sol               Solana Beach, CA                   0      5,110,000    11,898,100       1,200        44,965
Essex Place                  Overland Park, KS                  0      1,831,900    16,486,600       3,500     1,720,768
Essex Place (FL)             Tampa, FL                          0      1,188,000     7,183,244           0         8,521
Estate at Quarry Lake        Austin, TX                12,556,746      1,963,000    19,058,959           0        49,400
Ethans Glen III              Kansas City, MO            2,366,364        244,100     2,197,138       2,400        85,976
Ethans Ridge I               Kansas City, MO           16,232,216      1,945,900    17,513,216       2,400       498,252
Ethans Ridge II              Kansas City, MO           10,991,981      1,465,500    13,189,192       2,635       117,104
Fairfield Combined           Stamford, CT                       0      6,500,000    39,320,917      10,200       186,422
Falls                        Tampa, FL                          0      1,440,000     8,589,001           0        14,136
Farmington Gates             Germantown, TN                     0        969,700     8,727,328       4,098       174,662
Farnham Park                 Houston, TX               11,463,097      1,512,000    14,226,229       1,900        71,320
Fernbrook Townhomes          Plymouth, MN               5,232,796        576,000     6,636,774       4,100        37,859
Fielder Crossing             Arlington, TX              3,414,402        714,000     3,896,081       4,100        53,596
Firdale Village              Seattle, WA                        0      2,279,400    20,514,917           0       247,771
Flying Sun                   Phoenix, AZ                        0         87,120     2,035,537         100       231,803
Forest Place                 Tampa, FL                 10,633,001      1,708,000     8,778,517           0        15,022
Forest Ridge                 Arlington, TX                      0      2,339,300    21,053,447      23,400     1,233,734
Forest Valley                San Antonio, TX                    0        590,000     5,310,328           0       117,310
Fountain Creek               Phoenix, AZ                        0        686,000     6,173,818         500       323,928
Fountain Place I             Eden Prairie, MN          24,676,652      2,399,900    21,599,215       5,168       295,696
Fountain Place II            Eden Prairie, MN          12,612,600      1,226,500    11,038,139       4,850       119,864
Fountainhead Combined        San Antonio, TX                   (T)     3,617,449    13,446,560           0     1,509,653
Fountains at Flamingo        Las Vegas, NV                      0      3,180,900    28,628,533       2,200       641,955
Four Lakes                   Lisle, IL                 10,344,569      2,465,000    13,178,449           0     7,579,815
Four Lakes 5                 Lisle, IL                         (T)       600,000    16,530,115           0     3,371,911
Fox Run (WA)                 Federal Way, WA                    0        638,500     5,746,956       1,200       510,135
Foxchase                     Grand Prairie, TX                  0        781,500     7,559,700         200       353,430
Foxcroft                     Scarborough, ME                    0        520,000     4,500,118       3,400        70,289
Garden Lake                  Riverdale, GA                      0      1,464,500    13,180,548       2,400       165,319
Gatehouse at Pine Lake       Plantation, FL                     0      1,886,200    16,975,382      10,400       488,935
Gatehouse on the Green       Pembroke Pines, FL                 0      2,216,800    19,951,085      11,400       607,575
Gates at Carlson Center      Minnetonka, MN                    (R)     4,350,000    23,737,155       5,200       203,335
Gates of Redmond Combined    Redmond, WA                9,823,367      3,603,100    18,867,454         500       158,707
Gateway Villas               Scottsdale, AZ                     0      1,431,048    14,933,020           0        27,078
Geary Court Yard             San Francisco, CA         17,709,692      1,719,400    15,474,355       3,000        77,113
Georgian Woods Combined      Wheaton, MD               10,385,719      5,034,000    27,835,267       4,400     2,639,447
Glen Eagle                   Greenville, SC                     0        833,500     7,503,698       2,400        90,655
GlenGarry Club               Bloomingdale, IL                  (R)     3,125,000    15,757,266       4,700       390,582













                              Gross Amount Carried
                                  at Close of                                                                     Life Used to
 Description                    Period 12/31/98                                                                      Compute
--------------               --------------------------                                                          Depreciation in
                                             Building &                       Accumulated          Date of        Latest Income
Apartment Name                   Land      Fixtures (A)       Total (B)      Depreciation       Construction      Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
Crescent at Cherry Creek    2,594,000        15,150,007      17,744,007           647,996           1994            30 Years
Cross Creek                 3,151,600        20,378,462      23,530,062           388,850           1989            30 Years
Crossing at Green Valley    2,408,500        21,806,857      24,215,357         1,261,589           1986            30 Years
Crosswinds                  1,561,200         6,066,845       7,628,045           305,004           1986            30 Years
Crown Court                 3,156,600        28,831,729      31,988,329         1,672,388           1987            30 Years
Crystal Creek                 953,500         9,072,013      10,025,513         1,277,192           1985            30 Years
Crystal Village             1,369,000         5,027,460       6,396,460           190,898           1974            30 Years
Cypress Cove                1,630,000        19,270,743      20,900,743           162,961           1990            30 Years
Cypress Point                 959,690         9,179,970      10,139,660         1,572,407           1989            30 Years
Dartmouth Woods             1,609,800        10,931,943      12,541,743           704,278           1990            30 Years
Dawntree                    1,205,500        12,088,362      13,293,862         2,039,128           1982            30 Years
Deerbrook                   1,008,000         9,062,593      10,070,593            75,513           1983            30 Years
Deerwood (Corona)           4,742,200        20,595,368      25,337,568           906,350           1992            30 Years
Deerwood (SD)               2,082,095        21,698,296      23,780,391         3,909,102           1990            30 Years
Deerwood Meadows              986,743         7,744,311       8,731,054         1,660,722           1986            30 Years
Defoor Village              2,966,400        10,576,973      13,543,373           203,790           1997            30 Years
Del Coronado                1,964,400        18,195,662      20,160,062         2,383,019           1985            30 Years
Desert Park                 1,085,400        10,254,098      11,339,498         1,244,851           1987            30 Years
Desert Sands                1,481,050        13,940,456      15,421,506         1,418,665           1982            30 Years
Doral                          96,607         4,569,776       4,666,383         2,216,272           1972            30 Years
Dos Caminos                 1,727,900        15,778,052      17,505,952           917,932           1983            30 Years
Duraleigh Woods             1,629,000        20,361,293      21,990,293           172,843           1987            30 Years
Eagle Canyon                1,808,900        16,511,784      18,320,684         1,374,137           1985            30 Years
Eagle Rim                     977,800         9,286,596      10,264,396         1,465,453         1986-88           30 Years
East Pointe                 1,365,900        13,393,998      14,759,898         2,549,694           1987            30 Years
Edgewood                    1,070,100        10,047,712      11,117,812         1,608,579           1986            30 Years
Emerald Bay                 2,161,600        13,821,924      15,983,524           496,310           1972            30 Years
Emerald Place                 956,500         9,190,886      10,147,386         1,739,960           1988            30 Years
Emerson Place Combined     14,855,000        57,664,813      72,519,813         1,372,671           1962            30 Years
Enclave, The                1,500,192        19,326,452      20,826,644           696,297           1994            30 Years
English Hills               1,260,000        12,870,535      14,130,535           111,289           1984            30 Years
Esprit Del Sol              5,111,200        11,943,065      17,054,265           152,935           1986            30 Years
Essex Place                 1,835,400        18,207,368      20,042,768         3,250,413         1970-84           30 Years
Essex Place (FL)            1,188,000         7,191,765       8,379,765            61,778           1989            30 Years
Estate at Quarry Lake       1,963,000        19,108,360      21,071,360           160,294           1995            30 Years
Ethans Glen III               246,500         2,283,114       2,529,614            87,584           1990            30 Years
Ethans Ridge I              1,948,300        18,011,468      19,959,768           691,694           1988            30 Years
Ethans Ridge II             1,468,135        13,306,295      14,774,430           512,989           1990            30 Years
Fairfield Combined          6,510,200        39,507,338      46,017,538         1,042,453           1996            30 Years
Falls                       1,440,000         8,603,138      10,043,138            76,338           1985            30 Years
Farmington Gates              973,798         8,901,990       9,875,788           346,779           1976            30 Years
Farnham Park                1,513,900        14,297,549      15,811,449           462,286           1996            30 Years
Fernbrook Townhomes           580,100         6,674,633       7,254,733            94,229           1993            30 Years
Fielder Crossing              718,100         3,949,677       4,667,777            72,616           1980            30 Years
Firdale Village             2,279,400        20,762,688      23,042,088         1,220,866           1986            30 Years
Flying Sun                     87,220         2,267,340       2,354,560           525,702           1983            30 Years
Forest Place                1,708,000         8,793,538      10,501,538            77,929           1985            30 Years
Forest Ridge                2,362,700        22,287,181      24,649,881         2,314,291         1984/85           30 Years
Forest Valley                 590,000         5,427,637       6,017,637           342,791           1983            30 Years
Fountain Creek                686,500         6,497,746       7,184,246           894,187           1984            30 Years
Fountain Place I            2,405,068        21,894,911      24,299,979           828,257           1989            30 Years
Fountain Place II           1,231,350        11,158,003      12,389,353           420,777           1989            30 Years
Fountainhead Combined       3,617,449        14,956,213      18,573,662         6,201,720        1985/1987          30 Years
Fountains at Flamingo       3,183,100        29,270,488      32,453,588         4,436,638         1989-91           30 Years
Four Lakes                  2,465,000        20,758,264      23,223,264        10,427,067        1968/1988*         30 Years
Four Lakes 5                  600,000        19,902,026      20,502,026         7,130,309        1968/1988*         30 Years
Fox Run (WA)                  639,700         6,257,091       6,896,791         1,063,775           1988            30 Years
Foxchase                      781,700         7,913,130       8,694,830           478,785           1983            30 Years
Foxcroft                      523,400         4,570,408       5,093,808           140,653        1977/1979          30 Years
Garden Lake                 1,466,900        13,345,867      14,812,767           604,717           1991            30 Years
Gatehouse at Pine Lake      1,896,600        17,464,317      19,360,917         1,326,298           1990            30 Years
Gatehouse on the Green      2,228,200        20,558,660      22,786,860         1,551,859           1990            30 Years
Gates at Carlson Center     4,355,200        23,940,489      28,295,689           652,565           1989            30 Years
Gates of Redmond Combined   3,603,600        19,026,162      22,629,762           954,489      1979/1982-1989       30 Years
Gateway Villas              1,431,048        14,960,098      16,391,146           542,531           1995            30 Years
Geary Court Yard            1,722,400        15,551,467      17,273,867           577,362           1990            30 Years
Georgian Woods Combined     5,038,400        30,474,714      35,513,114         3,260,449           1967            30 Years
Glen Eagle                    835,900         7,594,353       8,430,253           352,969           1990            30 Years
GlenGarry Club              3,129,700        16,147,848      19,277,548           430,718           1989            30 Years

                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                       Subsequent to
                                                                          Initial Cost to                Acquisition
                                                                        Operating Partnership       (Improvements, net)(I)
                 Description                                           ------------------------    -------------------------
 -------------------------------------------                                          Building &                   Building &
Apartment Name                Location                Encumbrances     Land           Fixtures           Land       Fixtures
------------------------------------------------------------------------------------------------------------------------------
Glenlake                      Glendale Heights. IL     14,845,000    5,040,000       16,663,439          1,700       449,309
Glenridge                     Colorado Springs, CO             (F)     884,688        4,466,900            100       677,047
Governor's Place              Augusta, GA                       0      347,355        2,518,146              0       907,804
Governor's Pointe             Roswell, GA                      (E)   3,744,000       24,480,337          2,600       436,853
Grandview I & II              Las Vegas, NV                     0    2,325,600       12,795,591          7,700     2,910,755
Greengate                     Marietta, GA                      0      132,979        1,476,005             (0)    1,290,093
Greenhaven                    Union City, CA           10,975,000    7,500,000       15,124,124          7,000        96,346
Greenhouse - Frey Road        Atlanta, GA                      (T)   2,464,900       22,183,783          2,300     1,256,475
Greenhouse - Holcomb Bridge   Atlanta, GA                      (T)   2,142,400       19,281,704            900     1,218,288
Greenhouse - Roswell          Atlanta, GA                      (T)   1,217,500       10,957,845          2,500       801,582
Greenwich Woods               Silver Spring, MD        17,546,219    3,095,700       29,073,395          5,300     2,029,605
Greenwood Village             Tempe, AZ                        (P)   2,118,781       17,259,157              0       330,230
Grey Eagle                    Greenville, SC                    0      725,200        6,527,253          2,400        94,313
Greystone                     Atlanta, GA                       0    2,250,000        5,188,574          2,000        59,995
Gwinnett Crossing             Duluth, GA                        0    2,632,000       32,681,854              0        24,545
Habitat                       Orlando, FL                       0      600,000          494,032              0     6,207,998
Hall Place                    Quincy, MA                        0    3,150,000        5,109,688            800         6,936
Hammock's Place               Miami, FL                        (F)     319,080       12,216,608            100       836,568
Hampton Green                 San Antonio, TX                   0    1,561,830        2,962,670              0     2,145,545
Hamptons                      Tacoma, WA                5,945,448    1,119,200       10,072,905              0       178,855
Harbor Pointe                 Milwaukee, WI            12,000,000    2,975,000       22,043,008          4,800       543,213
Harborview                    San Pedro, CA            12,316,661    6,400,000       12,608,900          2,500       190,774
Harbour Landing               Corpus Christi, TX                0      761,600        6,854,524          3,400       927,104
Harrison Park                 Tucson, AZ                       (P)   1,265,094       16,348,242              0        63,040
Harvest Grove                 Conyers, GA                       0      752,000       19,083,685              0        12,927
Hathaway                      Long Beach, CA                    0    2,512,200       22,609,720            300       638,954
Haywood Pointe                Greenville, SC                    0      480,000        9,303,521              0        16,630
Hearthstone                   San Antonio, TX                   0    1,035,700        3,375,132            200       622,678
Heritage, The                 Phoenix, AZ                      (P)   1,211,205       13,135,703              0        35,954
Heron Cove                    Coral Springs, FL                 0      823,000        7,997,360              0       600,414
Heron Landing (K)             Lauderhill, FL                    0      707,100        6,363,784          4,700       447,319
Heron Pointe                  Boynton Beach, FL                 0    1,546,700        7,883,775              0       379,949
Heron Run                     Plantation, FL                    0      917,800        8,854,001              0       837,523
Hickory Creek                 Richmond, VA                      0    1,323,000       18,873,059              0        99,506
Hickory Ridge                 Greenville, SC                    0      285,800        2,571,956          2,400        78,303
Hidden Lakes                  Haltom City, TX                   0    1,872,000       20,468,035              0         3,330
Hidden Oaks                   Cary, NC                          0    1,176,200       10,593,460          2,400       411,961
Hidden Palms                  Tampa, FL                        (E)   2,048,000        6,365,313          1,600       226,720
Hidden Valley Club            Ann Arbor, MI                     0      915,000        7,583,653              0       933,661
Highland Creste               Seattle, WA                       0      935,200        8,416,381              0       264,418
Highland Grove                Stone Mt., GA                     0    1,665,700       14,996,293          2,400       136,780
Highland Point                Denver, CO                        0    1,631,900       14,686,971              0       123,779
Highline Oaks                 Denver, CO                7,100,000    1,055,000        9,651,649          2,400       155,509
Hollows                       Columbia, SC                      0      450,000        8,995,706              0        13,546
Hollyview                     Silver Springs, MD                0      189,000        1,484,475          2,400        47,105
Horizon Place                 Tampa, FL                12,540,460    2,128,000       12,281,750              0        33,539
Hunt Club                     Charlotte, NC                     0    1,090,000       18,358,632              0        14,319
Hunter's Glen                 Chesterfield, MO                  0      913,500        8,221,026          1,700       472,573
Hunter's Green                Fort Worth, TX                   (F)     524,200        3,404,622            100       847,599
Hunters Ridge/South Pointe    St. Louis, MO            18,765,250    1,950,000       17,852,118          5,600       497,893
Huntington Hollow             Tulsa, OK                         0      668,600        6,017,211              0       102,656
Huntington Park               Everett, WA                       0    1,594,500       14,350,001          3,000       612,550
Idlewood                      Indianapolis, IN                 (E)   2,560,000       11,456,641          1,800       371,211
Indian Bend                   Phoenix, AZ                       0    1,072,500        9,652,385          3,200       707,524
Indian Tree                   Arvada, CO                        0      881,125        4,868,332            100       512,219
Indigo Plantation             Daytona Beach, FL                 0    1,520,000       14,890,270              0        11,019
Indigo Springs                Kent, WA                  7,927,695    1,270,000       11,438,562            500       530,895
Ingleside, The                Phoenix, AZ                       0    1,203,600       10,685,582              0        19,150
Ironwood at the Ranch         Wesminster, CO            5,896,001    1,493,300       13,439,783              0       151,417
Isle at Arrowhead Ranch       Glendale, AZ                      0    1,650,237       19,774,074              0      (148,013)
Ivy Place (L)                 Atlanta, GA                       0      793,200        7,139,200          9,750       314,496
James Street Crossing         Kent, WA                 16,395,379    2,078,600       18,707,436          2,654       155,487
Jefferson at Walnut Creek     Austin, TX                       (E)   2,736,000       14,581,785          1,600       139,508
Junipers at Yarmouth          Yarmouth, ME                      0    1,350,000        7,807,113          5,700       305,644
Kempton Downs                 Gresham, OR                       0    1,182,200       10,639,993         35,149     1,038,147
Keystone                      Austin, TX                2,850,747      498,000        4,482,306            500       608,330
Kimmerly Glen                 Charlotte, NC                     0    1,040,000       12,701,846              0         6,747
Kingsport                     Alexandria, VA                    0    1,262,250       11,454,606              0       632,015
Kingswood Manor               San Antonio, TX                   0      293,900        2,061,996            100     1,552,690












                                         Gross Amount Carried
                                             at Close of                                                            Life Used to
                                           Period 12/31/98                                                             Compute
                                     -----------------------------                                                 Depreciation in
                                                       Building &                     Accumulated     Date of       Latest Income
                                        Land           Fixtures(A)     Total (B)      Depreciation  Construction     Statement(C)
-----------------------------------------------------------------------------------------------------------------------------------
Glenlake                               5,041,700       17,112,748      22,154,448        631,864        1988           30 Years
Glenridge                                884,788        5,143,947       6,028,735      1,119,899        1985           30 Years
Governor's Place                         347,355        3,425,950       3,773,305      2,359,752        1972           30 Years
Governor's Pointe                      3,746,600       24,917,190      28,663,790      1,070,498      1982-1986        30 Years
Grandview I & II                       2,333,300       15,706,346      18,039,646         70,601        1980           30 Years
Greengate                                132,979        2,766,098       2,899,077      1,577,623        1971           30 Years
Greenhaven                             7,507,000       15,220,469      22,727,469        229,042        1983           30 Years
Greenhouse - Frey Road                 2,467,200       23,440,258      25,907,458      3,843,772        1985           30 Years
Greenhouse - Holcomb Bridge            2,143,300       20,499,992      22,643,292      3,420,109        1985           30 Years
Greenhouse - Roswell                   1,220,000       11,759,427      12,979,427      1,969,470        1985           30 Years
Greenwich Woods                        3,101,000       31,103,000      34,204,000      4,748,175        1967           30 Years
Greenwood Village                      2,118,781       17,589,387      19,708,168        654,182        1984           30 Years
Grey Eagle                               727,600        6,621,566       7,349,166        305,082        1991           30 Years
Greystone                              2,252,000        5,248,569       7,500,569        111,588        1960           30 Years
Gwinnett Crossing                      2,632,000       32,706,399      35,338,399        277,465      1989/90          30 Years
Habitat                                  600,000        6,702,030       7,302,030      4,241,101        1974           30 Years
Hall Place                             3,150,800        5,116,623       8,267,423         10,663        1998           30 Years
Hammock's Place                          319,180       13,053,176      13,372,356      2,524,109        1986           30 Years
Hampton Green                          1,561,830        5,108,215       6,670,045      1,268,962        1979           30 Years
Hamptons                               1,119,200       10,251,760      11,370,960        613,771        1991           30 Years
Harbor Pointe                          2,979,800       22,586,220      25,566,020        638,054      1970/1990        30 Years
Harborview                             6,402,500       12,799,674      19,202,174        863,489        1985           30 Years
Harbour Landing                          765,000        7,781,628       8,546,628      1,536,466        1985           30 Years
Harrison Park                          1,265,094       16,411,282      17,676,376        622,119        1985           30 Years
Harvest Grove                            752,000       19,096,611      19,848,611        163,652        1986           30 Years
Hathaway                               2,512,500       23,248,674      25,761,174      2,813,859        1987           30 Years
Haywood Pointe                           480,000        9,320,151       9,800,151         81,040        1985           30 Years
Hearthstone                            1,035,900        3,997,810       5,033,710        867,029        1982           30 Years
Heritage, The                          1,211,205       13,171,657      14,382,862        484,873        1995           30 Years
Heron Cove                               823,000        8,597,774       9,420,774      1,369,939        1987           30 Years
Heron Landing (K)                        711,800        6,811,103       7,522,903        775,811        1988           30 Years
Heron Pointe                           1,546,700        8,263,724       9,810,424        461,259        1989           30 Years
Heron Run                                917,800        9,691,524      10,609,324      1,512,817        1987           30 Years
Hickory Creek                          1,323,000       18,972,565      20,295,565        158,665        1984           30 Years
Hickory Ridge                            288,200        2,650,259       2,938,459        127,539        1968           30 Years
Hidden Lakes                           1,872,000       20,471,364      22,343,364        171,872        1996           30 Years
Hidden Oaks                            1,178,600       11,005,420      12,184,020        495,384        1988           30 Years
Hidden Palms                           2,049,600        6,592,033       8,641,633        308,103        1986           30 Years
Hidden Valley Club                       915,000        8,517,314       9,432,314      4,858,571        1973           30 Years
Highland Creste                          935,200        8,680,799       9,615,999        557,192        1989           30 Years
Highland Grove                         1,668,100       15,133,073      16,801,173        678,853        1988           30 Years
Highland Point                         1,631,900       14,810,751      16,442,651        873,920        1984           30 Years
Highline Oaks                          1,057,400        9,807,158      10,864,558        555,862        1986           30 Years
Hollows                                  450,000        9,009,252       9,459,252         78,579        1987           30 Years
Hollyview                                191,400        1,531,580       1,722,980         62,582        1965           30 Years
Horizon Place                          2,128,000       12,315,289      14,443,289        107,541        1985           30 Years
Hunt Club                              1,090,000       18,372,951      19,462,951        154,998        1990           30 Years
Hunter's Glen                            915,200        8,693,599       9,608,799        767,597        1985           30 Years
Hunter's Green                           524,300        4,252,221       4,776,521        968,355        1981           30 Years
Hunters Ridge/South Pointe             1,955,600       18,350,011      20,305,611      1,038,928      1986-1987        30 Years
Huntington Hollow                        668,600        6,119,867       6,788,467        405,769        1981           30 Years
Huntington Park                        1,597,500       14,962,551      16,560,051      2,655,577        1991           30 Years
Idlewood                               2,561,800       11,827,851      14,389,651        525,765        1991           30 Years
Indian Bend                            1,075,700       10,359,909      11,435,609      1,826,515        1973           30 Years
Indian Tree                              881,225        5,380,551       6,261,776      1,297,882        1983           30 Years
Indigo Plantation                      1,520,000       14,901,289      16,421,289        128,007        1989           30 Years
Indigo Springs                         1,270,500       11,969,457      13,239,957        813,955        1991           30 Years
Ingleside, The                         1,203,600       10,704,732      11,908,332        385,914        1995           30 Years
Ironwood at the Ranch                  1,493,300       13,591,199      15,084,499        797,447        1986           30 Years
Isle at Arrowhead Ranch                1,650,237       19,626,061      21,276,298        717,949        1996           30 Years
Ivy Place (L)                            802,950        7,453,696       8,256,646        729,974        1978           30 Years
James Street Crossing                  2,081,254       18,862,923      20,944,176        719,489        1989           30 Years
Jefferson at Walnut Creek              2,737,600       14,721,293      17,458,893        645,560        1994           30 Years
Junipers at Yarmouth                   1,355,700        8,112,756       9,468,456        533,173        1970           30 Years
Kempton Downs                          1,217,349       11,678,140      12,895,489      1,649,856        1990           30 Years
Keystone                                 498,500        5,090,636       5,589,136        799,550        1981           30 Years
Kimmerly Glen                          1,040,000       12,708,593      13,748,593        109,244        1986           30 Years
Kingsport                              1,262,250       12,086,621      13,348,871      2,035,858        1986           30 Years
Kingswood Manor                          294,000        3,614,686       3,908,686        536,838        1983           30 Years

                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                              Cost Capitalized
                                                                                                               Subsequent to
                                                                             Initial Cost to                    Acquisition
                    Description                                           Operating Partnership           (Improvements, net) (I)
----------------------------------------------------                    -------------------------         -----------------------
                                                                                       Building &                    Building &
Apartment Name                  Location              Encumbrances        Land         Fixtures           Land       Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Kirby Place                     Houston, TX                     (E)     3,620,000      25,898,825         1,600          76,259
La Costa Brava (JAX)            Jacksonville, FL (J)             0        835,757       8,102,211            (1)      3,092,861
La Costa Brava (ORL)            Orlando, FL                      0        206,626       1,380,505             0       5,510,964
La Mariposa                     Mesa, AZ                        (P)     2,047,539      12,453,801             0         227,622
La Mirage                       San Diego, CA                    0      6,005,200     122,982,486             0         653,113
La Reserve                      Oro Valley, AZ                  (P)     3,264,562       4,939,545             0         115,178
La Tour Fontaine                Houston, TX              9,727,749      2,916,000      15,922,304             0           9,382
La Valencia                     Mesa, AZ                         0      3,553,350      20,544,429             0         241,927
Ladera                          Mesa, AZ                         0      2,978,879      20,643,003             0          28,461
Lake in the Woods (MI)          Ypsilanti, MI                    0      1,859,625      16,314,064             0       6,631,660
Lake Point                      Charlotte, NC                    0      1,058,975      13,904,172             0          19,183
Lakeridge at Moors              Miami, FL                        0      2,100,000       9,134,273             0           7,648
Lakes at Vinings                Atlanta, GA             22,420,082      6,496,000      21,821,861         2,000          50,216
Lakeshore at Preston            Plano, TX               13,083,226      3,322,000      15,177,406         3,800          81,141
Lakeville Resort                Petaluma, CA            20,523,132      2,734,100      24,773,523         2,400         320,134
Lakewood Greens                 Dallas, TX               8,385,077      2,016,000       8,997,910         3,600          67,778
Lakewood Oaks                   Dallas, TX                       0      1,630,200      14,671,813         1,400         749,835
Landera                         San Antonio, TX                  0        766,300       6,896,811             0         173,701
Landings (TN)                   Memphis, TN                      0      1,314,000      14,221,751             0           7,774
Lands End                       Pacifica, CA                     0      1,824,500      16,423,435         2,000       1,134,938
Larkspur Woods                  Sacramento, CA                  (E)     5,800,000      14,512,065         2,900         272,127
Laurel Ridge                    Chapel Hill, NC                  0        160,000       3,434,635        22,001       1,338,976
Legends                         Tucson, AZ                       0      2,729,788      17,905,915             0         103,532
Lexington Glen                  Atlanta, GA                      0      5,760,000      41,097,486             0           7,067
Lexington Park                  Orlando, FL                      0      2,016,000      12,464,122             0          17,940
Lexington Village               Alpharetta, GA          18,672,575      3,520,000      21,030,169         1,900          55,275
Lincoln Green I                 San Antonio, TX                  0        947,366       2,133,002             0       3,753,956
Lincoln Green I & II (CA)       Sunnyvale, CA           12,900,000      9,048,000      18,419,243         9,300         109,486
Lincoln Green II                San Antonio, TX                  0      1,052,340       5,828,311             0          90,343
Lincoln Green III               San Antonio, TX                  0        536,010       2,069,688             0          32,629
Lincoln Heights                 Quincy, MA              21,700,000      5,925,000      33,575,000         3,400         117,191
Lincoln Oaks                    Tulsa, OK                        0      1,310,500      11,794,290             0          97,102
Lincoln Village I & II (CA)     Larkspur, CA                     0     17,100,000      31,363,631         7,300         166,166
Little Cottonwoods              Tempe, AZ                       (P)     3,050,133      27,039,173             0          42,916
Lodge (OK), The                 Tulsa, OK                        0        313,571       2,677,951         (200)       1,145,535
Lodge (TX), The                 San Antonio, TX                  0      1,363,636       5,496,784             0       3,775,750
Lofton Place                    Tampa, FL                        0      2,240,000      16,890,077             0          23,916
Longwood                        Decatur, GA                      0      1,452,000      13,067,523         2,048         493,235
Madison at Bridford Lake        Greensboro, NC                   0      2,265,314      26,415,436             0               0
Madison at Cedar Springs        Dallas, TX                       0      2,470,000      33,331,339             0           4,649
Madison at Chase Oaks           Plano, TX                        0      3,055,000      29,002,581             0          10,638
Madison at Coral Square         Coral Springs, FL                0      4,800,000      26,087,012             0          26,455
Madison at River Sound          Lawrenceville, GA                0      3,666,999      48,136,692             0           8,495
Madison at Round Grove          Austin, TX                       0      2,626,000      25,843,457             0          12,279
Madison at Stone Creek          Lewisville, TX                   0      2,535,000      22,665,256             0          16,533
Madison at the Arboretum        Austin, TX                       0      1,046,500       9,669,201             0          19,939
Madison on Melrose              Richardson, TX                   0      1,300,000      15,115,309             0           3,846
Madison on the Parkway          Dallas, TX                       0      2,444,000      22,514,520             0           5,477
Mallard Cove                    Greenville, SC                   0        803,700       7,233,160         9,650         638,498
Mallgate                        Louisville, KY                   0              0       6,162,515             0       4,784,159
Marbrisa                        Tampa, FL                        0        811,500       7,303,334         2,000         836,637
Mariner Club (FL)               Pembroke Pines, FL       9,586,405      1,824,000      20,912,452           500          16,773
Mariners Wharf                  Orange Park, FL                  0      1,858,800      16,733,097         2,400         107,211
Marks                           Denver, CO              20,830,000      4,928,500      44,356,994             0         741,053
Marquessa                       Corona Hills, CA                 0      6,888,500      21,823,966             0         298,447
Martha Lake                     Seattle, WA                      0        823,200       7,409,199        (2,000)         62,852
Martins Landing                 Roswell, GA             12,902,947      4,800,000      12,913,715         2,000          93,488
Marymont (MD)                   Laurel, MD                       0      1,901,800      17,116,593         2,000         595,136
Maxwell House                   Augusta, GA                      0        216,000       1,846,772             0         795,390
McAlpine Ridge                  Charlotte, NC                    0      1,283,400      11,550,225           600         748,260
McDowell Place                  Naperville, IL          16,000,000      2,578,900      23,210,030         1,500         660,187
Meadow Creek                    Tigard, OR               8,424,069      1,298,100      11,682,684         1,000       1,026,991
Meadows (AZ), The               Mesa, AZ                         0        650,000      15,438,616             0         264,739
Meadows in the Park             Birmingham, AL                   0      1,000,000       8,525,000           900         135,704
Meadows on the Lake             Birmingham, AL                   0      1,000,000       8,521,175           900          23,089
Merrill Creek                   Tacoma, WA                       0        814,200       7,327,478             0          42,678
Merrimac Woods                  Costa Mesa, CA                   0        673,300       6,059,722         2,400         364,456
Merritt Lake                    Duluth, GA                       0      3,400,000      25,089,339             0               0
Metropolitan Park               Seattle, WA                      0        493,200       4,438,977             0          72,181


                                                    Gross Amount Carried
                                                        at Close of                                                   Life Used to
                    Description                       Period 12/31/98                                                    Compute
-------------------------------------------------  ----------------------                                            Depreciation in
                                                              Building &                 Accumulated      Date of     Latest Income
Apartment Name               Location                Land      Fixtures(A)    Total(B)   Depreciation   Construction  Statement (C)
------------------------------------------------------------------------------------------------------------------------------------
Kirby Place                  Houston, TX           3,621,600   25,975,084   29,596,684    1,080,862         1994        30 Years
La Costa Brava (JAX)         Jacksonville, FL (J)    835,756   11,195,072   12,030,829    6,530,247      1970/1973      30 Years
La Costa Brava (ORL)         Orlando, FL             206,626    6,891,469    7,098,095    3,841,225         1967        30 Years
La Mariposa                  Mesa, AZ              2,047,539   12,681,422   14,728,961      477,406         1986        30 Years
La Mirage                    San Diego, CA         6,005,200  123,635,599  129,640,799    6,274,402      1988/1992      30 Years
La Reserve                   Oro Valley, AZ        3,264,562    5,054,723    8,319,285      217,759         1988        30 Years
La Tour Fontaine             Houston, TX           2,916,000   15,931,686   18,847,686      130,277         1994        30 Years
La Valencia                  Mesa, AZ              3,553,350   20,786,356   24,339,706      778,595         1998        30 Years
Ladera                       Mesa, AZ              2,978,879   20,671,464   23,650,343      748,331         1995        30 Years
Lake in the Woods (MI)       Ypsilanti, MI         1,859,625   22,945,724   24,805,349   12,192,377         1969        30 Years
Lake Point                   Charlotte, NC         1,058,975   13,923,355   14,982,330      120,073         1984        30 Years
Lakeridge at Moors           Miami, FL             2,100,000    9,141,921   11,241,921       77,914         1991        30 Years
Lakes at Vinings             Atlanta, GA           6,498,000   21,872,077   28,370,077      384,185      1972/1975      30 Years
Lakeshore at Preston         Plano, TX             3,325,800   15,258,547   18,584,347      268,684         1992        30 Years
Lakeville Resort             Petaluma, CA          2,736,500   25,093,657   27,830,157    2,041,036         1984        30 Years
Lakewood Greens              Dallas, TX            2,019,600    9,065,689   11,085,289      165,577         1986        30 Years
Lakewood Oaks                Dallas, TX            1,631,600   15,421,648   17,053,248    2,547,680         1987        30 Years
Landera                      San Antonio, TX         766,300    7,070,513    7,836,813      433,120         1983        30 Years
Landings (TN)                Memphis, TN           1,314,000   14,229,525   15,543,525      122,329         1986        30 Years
Lands End                    Pacifica, CA          1,826,500   17,558,373   19,384,873    1,660,591         1974        30 Years
Larkspur Woods               Sacramento, CA        5,802,900   14,784,191   20,587,091      634,415      1989/1993      30 Years
Laurel Ridge                 Chapel Hill, NC         182,001    4,773,611    4,955,612    2,430,260         1975        30 Years
Legends                      Tucson, AZ            2,729,788   18,009,446   20,739,234      673,666         1995        30 Years
Lexington Glen               Atlanta, GA           5,760,000   41,104,553   46,864,553      338,924         1990        30 Years
Lexington Park               Orlando, FL           2,016,000   12,482,062   14,498,062      106,977         1988        30 Years
Lexington Village            Alpharetta, GA        3,521,900   21,085,443   24,607,343      352,265         1995        30 Years
Lincoln Green I              San Antonio, TX         947,366    5,886,958    6,834,324    2,897,048      1984/1986      30 Years
Lincoln Green I & II (CA)    Sunnyvale, CA         9,057,300   18,528,729   27,586,029      322,275         1979        30 Years
Lincoln Green II             San Antonio, TX       1,052,340    5,918,654    6,970,994    2,413,452      1984/1986      30 Years
Lincoln Green III            San Antonio, TX         536,010    2,102,317    2,638,327      884,364      1984/1986      30 Years
Lincoln Heights              Quincy, MA            5,928,400   33,692,191   39,620,591    1,211,608         1991        30 Years
Lincoln Oaks                 Tulsa, OK             1,310,500   11,891,392   13,201,892      715,734         1991        30 Years
Lincoln Village I & II (CA)  Larkspur, CA         17,107,300   31,529,797   48,637,097      552,174         1980        30 Years
Little Cottonwoods           Tempe, AZ             3,050,133   27,082,089   30,132,222      990,964         1984        30 Years
Lodge (OK), The              Tulsa, OK               313,371    3,823,486    4,136,857    2,167,383         1979        30 Years
Lodge (TX), The              San Antonio, TX       1,363,636    9,272,534   10,636,170    3,428,267       1979(#)       30 Years
Lofton Place                 Tampa, FL             2,240,000   16,913,993   19,153,993      142,634         1988        30 Years
Longwood                     Decatur, GA           1,454,048   13,560,758   15,014,806    2,358,769         1992        30 Years
Madison at Bridford Lake     Greensboro, NC        2,265,314   26,415,436   28,680,750      212,365         (S)         30 Years
Madison at Cedar Springs     Dallas, TX            2,470,000   33,335,988   35,805,988      274,712         1995        30 Years
Madison at Chase Oaks        Plano, TX             3,055,000   29,013,219   32,068,219      244,441         1995        30 Years
Madison at Coral Square      Coral Springs, FL     4,800,000   26,113,467   30,913,467      218,152         1989        30 Years
Madison at River Sound       Lawrenceville, GA     3,666,999   48,145,186   51,812,186      398,420         1996        30 Years
Madison at Round Grove       Austin, TX            2,626,000   25,855,736   28,481,736      217,324         1995        30 Years
Madison at Stone Creek       Lewisville, TX        2,535,000   22,681,789   25,216,789      191,826         1995        30 Years
Madison at the Arboretum     Austin, TX            1,046,500    9,689,140   10,735,640       81,638         1995        30 Years
Madison on Melrose           Richardson, TX        1,300,000   15,119,155   16,419,155      125,697         1995        30 Years
Madison on the Parkway       Dallas, TX            2,444,000   22,519,997   24,963,997      190,086         1995        30 Years
Mallard Cove                 Greenville, SC          813,350    7,871,658    8,685,008      765,864         1983        30 Years
Mallgate                     Louisville, KY                0   10,946,674   10,946,674    6,606,790         1969        30 Years
Marbrisa                     Tampa, FL               813,500    8,139,971    8,953,471      694,912         1984        30 Years
Mariner Club (FL)            Pembroke Pines, FL    1,824,500   20,929,225   22,753,725      174,964         1988        30 Years
Mariners Wharf               Orange Park, FL       1,861,200   16,840,309   18,701,509      750,312         1989        30 Years
Marks                        Denver, CO            4,928,500   45,098,047   50,026,547    2,569,934         1987        30 Years
Marquessa                    Corona Hills, CA      6,888,500   22,122,413   29,010,913      806,672         1992        30 Years
Martha Lake                  Seattle, WA             821,200    7,472,051    8,293,251      440,024         1991        30 Years
Martins Landing              Roswell, GA           4,802,000   13,007,203   17,809,203      229,367         1972        30 Years
Marymont (MD)                Laurel, MD            1,903,800   17,711,729   19,615,529    2,751,765       1987-88       30 Years
Maxwell House                Augusta, GA             216,000    2,642,162    2,858,162    1,248,345         1951        30 Years
McAlpine Ridge               Charlotte, NC         1,284,000   12,298,485   13,582,485    1,925,716       1989-90       30 Years
McDowell Place               Naperville, IL        2,580,400   23,870,217   26,450,617    1,822,982         1988        30 Years
Meadow Creek                 Tigard, OR            1,299,100   12,709,675   14,008,775    2,091,069         1985        30 Years
Meadows (AZ), The            Mesa, AZ                650,000   15,703,355   16,353,355      599,678         1984        30 Years
Meadows in the Park          Birmingham, AL        1,000,900    8,660,704    9,661,604      338,365         1986        30 Years
Meadows on the Lake          Birmingham, AL        1,000,900    8,544,264    9,545,164      331,222         1987        30 Years
Merrill Creek                Tacoma, WA              814,200    7,370,156    8,184,356      429,585         1994        30 Years
Merrimac Woods               Costa Mesa, CA          675,700    6,424,177    7,099,877      550,388         1970        30 Years
Merritt Lake                 Duluth, GA            3,400,000   25,089,339   28,489,339            0         (S)         30 Years
Metropolitan Park            Seattle, WA             493,200    4,511,158    5,004,358      263,175         1991        30 Years

                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                             Initial Cost to
                Description                                                                Operating Partnership
-------------------------------------------------                           -----------------------------------------------------
                                                                                                          Building &
 Apartment Name                     Location                 Encumbrances              Land                Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Mill Village                      Randolph, MA                          0               6,200,000             13,249,725
Mirador                           Phoenix, AZ                           0               2,597,518             23,417,575
Mission Bay                       Orlando, FL                           0               2,432,000             21,864,876
Mission Palms                     Tucson, AZ                            0               2,023,400             18,210,383
Misty Woods                       Cary, NC                              0                 720,790             18,446,473
Montierra                         Scottsdale, AZ                        0               3,455,000             16,059,325
Morningside                       Scottsdale, AZ                       (P)                670,470             12,616,599
Mountain Park Ranch               Phoenix, AZ                          (Q)              1,662,332             18,261,617
Mountain Run                      Albuquerque, NM                       0               2,023,400             20,735,983
Mountain Terrace                  Stevenson Ranch, CA                   0               3,977,200             35,794,729
Newport Heights                   Seattle, WA                           0                 390,700              3,516,229
North Creek (Everett)             Everett, WA                   8,242,891               3,960,000             12,085,772
North Creek Heights               Seattle, WA                           0                 753,800              6,784,170
North Hill                        Atlanta, GA                  16,252,184               2,520,000             18,501,949
Northampton 1                     Largo, MD                    13,042,769               1,843,200             17,318,363
Northampton 2                     Largo, MD                             0               1,494,100             14,279,723
Northgate Village                 San Antonio, TX                       0                 660,000              5,753,724
Northlake (FL)                    Jacksonville, FL                      0               1,166,000             10,494,125
Northridge                        Pleasant Hill, CA                     0               5,525,000             14,669,757
Northwoods Village                Cary, NC                             (E)              1,368,000             11,443,857
Oak Mill 2                        Germantown, MD                9,507,486                 854,000              8,187,169
Oak Park North                    Agoura Hills, CA                     (O)              1,706,500             15,358,942
Oak Park South                    Agoura Hills, CA                     (O)              1,683,400             15,150,835
Oaks (NC)                         Charlotte, NC                         0               2,196,744             24,031,587
Oaks of Lakebridge                Ormond Beach, FL                      0                 413,700              3,742,503
Ocean Walk                        Key West, FL                 21,099,078               2,834,900             25,517,673
Olde Redmond Place                Redmond, WA                   9,400,000               4,800,000             14,073,460
Olentangy Commons (OH)            Columbus, OH                          0               3,032,336             20,862,191
One Eton Square                   Tulsa, OK                             0               1,570,100             14,130,762
Orange Grove Village              Tucson, AZ                           (P)              1,813,154             14,899,780
Orchard of Landen                 Maineville, OH                       (E)              2,496,000             17,720,225
Orchard Ridge                     Seattle, WA                           0                 482,600              4,343,826
Overlook                          San Antonio, TX                       0               1,100,000              9,900,000
Overlook Manor                    Frederick, MD                         0               1,296,000              3,896,628
Overlook Manor II                 Frederick, MD                 5,877,338               2,184,000              6,271,649
Overlook Manor III                Frederick, MD                         0               1,024,000              3,008,998
Paces Station                     Atlanta, GA                           0               4,801,500             32,630,170
Palms at South Shore              League City, TX                       0               1,200,000             16,601,152
Palms, The                        Phoenix, AZ                          (P)              3,285,226             11,269,891
Panther Ridge                     Seattle, WA                           0               1,055,800              9,501,841
Paradise Pointe                   Dania, FL                             0               1,493,800             16,714,317
Parc Royale                       Houston, TX                   8,850,805               2,223,000             11,921,433
Park Knoll                        Atlanta, GA                           0               2,904,500             26,140,219
Park Meadow                       Gilbert, AZ                          (P)                835,217             15,124,555
Park Place (TX)                   Houston, TX                  10,088,744               1,603,000             11,961,084
Park Place I & II                 Plymouth, MN                 17,678,878               2,428,200             21,853,006
Park West (CA)                    Los Angeles, CA                       0               3,033,300             27,299,323
Park West (TX)                    Austin, TX                            0                 648,605              4,541,683
Park West End (VA)                Richmond, VA                  7,168,169               1,560,000             11,849,159
Parkcrest                         Southfield, MI                7,230,684               1,260,000             10,366,615
Parkridge Place                   Las Colinas, TX                       0               6,430,800             17,073,584
Parkside                          Union City, CA                        0               6,240,000             11,809,198
Parkview Terrace                  Redlands, CA                 22,650,000               4,969,200             35,729,978
Parkwood East                     Fort Collins, CO                      0               1,644,000             14,796,301
Patchen Oaks                      Lexington, KY                         0               1,344,000              8,121,317
Pine Harbour                      Orlando, FL                           0               1,661,000             14,948,625
Pine Meadow                       Greensboro, NC                4,777,745                 719,300              6,474,036
Pines at Cloverlane               Pittsfield Township, MI               0               1,906,600             17,159,269
Pines of Springdale               West Palm Beach, FL                   0                 471,200              4,240,800
Plantation (TX)                   Houston, TX                           0               2,320,000              7,690,000
Plantation Ridge                  Marietta, GA                          0               4,086,000             19,178,927
Plantations at Killearn           Tallahassee, FL               5,061,305                 828,000              7,646,210
Pleasant Ridge                    Arlington, TX                 1,656,463                 441,000              1,959,866
Plum Tree                         Corner, WI                           (R)              1,992,000             20,259,729
Plum Tree Park                    Seattle, WA                           0               1,133,400             10,200,420
Point (NC)                        Charlotte, NC                         0               1,700,000             25,876,312
Pointe at South Mountain          Phoenix, AZ                           0               2,228,800             20,058,955
Pointe East                       Redmond, WA                           0                 601,800              5,416,489
Polos                             Fort Myers, FL                        0               1,640,000             18,668,025

                                                  Cost Capitalized
                                                    Subsequent to                            Gross Amount Carried
                                                      Acquisition                                at Close of
             Description                        (Improvements, net) (1)                         Period 12/31/98
----------------------------------------      ----------------------------------          --------------------------------
                                                                 Building &                                    Building &
Apartment Name              Location              Land            Fixtures                  Land               Fixtures (A)
---------------------------------------------------------------------------------------------------------------------------
Mill Village               Randolph, MA           (14,700)         63,493                 6,185,300             13,313,218
Mirador                    Phoenix, AZ                  0          51,011                 2,597,518             23,468,586
Mission Bay                Orlando, FL                  0          11,695                 2,432,000             21,876,571
Mission Palms              Tucson, AZ                   0         308,852                 2,023,400             18,519,235
Misty Woods                Cary, NC                     0          32,918                   720,790             18,479,391
Montierra                  Scottsdale, AZ               0               0                 3,455,000             16,059,325
Morningside                Scottsdale, AZ               0          71,928                   670,470             12,688,527
Mountain Park Ranch        Phoenix, AZ                  0         216,502                 1,662,332             18,478,120
Mountain Run               Albuquerque, NM        280,600         451,013                 2,304,000             21,186,996
Mountain Terrace           Stevenson Ranch, CA      1,800         353,995                 3,979,000             36,148,724
Newport Heights            Seattle, WA                500         268,372                   391,200              3,784,601
North Creek (Everett)      Everett, WA              7,500         383,213                 3,967,500             12,468,984
North Creek Heights        Seattle, WA                  0          66,194                   753,800              6,850,364
North Hill                 Atlanta, GA              5,300       3,134,657                 2,525,300             21,636,606
Northampton 1              Largo, MD                    0       2,278,241                 1,843,200             19,596,604
Northampton 2              Largo, MD               19,400         633,133                 1,513,500             14,912,856
Northgate Village          San Antonio, TX            100         706,216                   660,100              6,459,940
Northlake (FL)             Jacksonville, FL         2,400          93,707                 1,168,400             10,587,833
Northridge                 Pleasant Hill, CA        2,800         131,052                 5,527,800             14,800,809
Northwoods Village         Cary, NC                 1,700         435,629                 1,369,700             11,879,486
Oak Mill 2                 Germantown, MD             133       1,043,938                   854,133              9,231,107
Oak Park North             Agoura Hills, CA           400         125,182                 1,706,900             15,484,124
Oak Park South             Agoura Hills, CA           400         187,533                 1,683,800             15,338,368
Oaks (NC)                  Charlotte, NC                0           7,017                 2,196,744             24,038,604
Oaks of Lakebridge         Ormond Beach, FL         2,100         565,993                   415,800              4,308,496
Ocean Walk                 Key West, FL             3,849         163,592                 2,838,749             25,681,265
Olde Redmond Place         Redmond, WA              7,100         104,045                 4,807,100             14,177,504
Olentangy Commons (OH)     Columbus, OH                (0)      8,890,595                 3,032,336             29,752,786
One Eton Square            Tulsa, OK                    0         352,845                 1,570,100             14,483,607
Orange Grove Village       Tucson, AZ                   0         109,073                 1,813,154             15,008,854
Orchard of Landen          Maineville, OH           2,400         172,678                 2,498,400             17,892,902
Orchard Ridge              Seattle, WA              3,000         251,695                   485,600              4,595,521
Overlook                   San Antonio, TX            200         241,128                 1,100,200             10,141,128
Overlook Manor             Frederick, MD            3,100          40,128                 1,299,100              3,936,756
Overlook Manor II          Frederick, MD            2,300          33,224                 2,186,300              6,304,873
Overlook Manor III         Frederick, MD            2,300          27,952                 1,026,300              3,036,950
Paces Station              Atlanta, GA                  0         538,550                 4,801,500             33,168,720
Palms at South Shore       League City, TX              0           7,041                 1,200,000             16,608,194
Palms, The                 Phoenix, AZ                  0         170,132                 3,285,226             11,440,023
Panther Ridge              Seattle, WA                  0         327,290                 1,055,800              9,829,131
Paradise Pointe            Dania, FL              419,614       1,658,986                 1,913,414             18,373,302
Parc Royale                Houston, TX                  0           7,374                 2,223,000             11,928,807
Park Knoll                 Atlanta, GA              4,300       1,612,513                 2,908,800             27,752,732
Park Meadow                Gilbert, AZ                  0          75,202                   835,217             15,199,757
Park Place (TX)            Houston, TX                  0          48,402                 1,603,000             12,009,486
Park Place I & II          Plymouth, MN             7,800         937,147                 2,436,000             22,790,153
Park West (CA)             Los Angeles, CA            200         775,858                 3,033,500             28,075,181
Park West (TX)             Austin, TX                 100         610,176                   648,705              5,151,859
Park West End (VA)         Richmond, VA             2,500          41,285                 1,562,500             11,890,445
Parkcrest                  Southfield, MI           5,000          72,767                 1,265,000             10,439,382
Parkridge Place            Las Colinas, TX          2,100         278,799                 6,432,900             17,352,383
Parkside                   Union City, CA           6,700         342,653                 6,246,700             12,151,851
Parkview Terrace           Redlands, CA                 0         143,539                 4,969,200             35,873,518
Parkwood East              Fort Collins, CO             0         144,849                 1,644,000             14,941,150
Patchen Oaks               Lexington, KY            1,300          74,332                 1,345,300              8,195,650
Pine Harbour               Orlando, FL              3,300         968,258                 1,664,300             15,916,883
Pine Meadow                Greensboro, NC           1,350         593,336                   720,650              7,067,372
Pines at Cloverlane        Pittsfield Township, MI  1,200       3,252,603                 1,907,800             20,411,872
Pines of Springdale        West Palm Beach, FL      2,667         518,699                   473,867              4,759,499
Plantation (TX)            Houston, TX              2,900         309,026                 2,322,900              7,999,026
Plantation Ridge           Marietta, GA             2,900         383,733                 4,088,900             19,562,659
Plantations at Killearn    Tallahassee, FL              0          11,174                   828,000              7,657,385
Pleasant Ridge             Arlington, TX            4,100          45,544                   445,100              2,005,410
Plum Tree                  Corner, WI               4,700         209,236                 1,996,700             20,468,965
Plum Tree Park             Seattle, WA                  0          99,787                 1,133,400             10,300,207
Point (NC)                 Charlotte, NC                0           9,798                 1,700,000             25,886,110
Pointe at South Mountain   Phoenix, AZ                  0         421,967                 2,228,800             20,480,922
Pointe East                Redmond, WA                800         190,178                   602,600              5,606,667
Polos                      Fort Myers, FL               0          46,063                 1,640,000             18,714,088



                                                                                                                 Life Used to
                                                                                                                   Compute
                Description                                                                                     Depreciation in
-------------------------------------------                          Accumulated               Date of            Latest Income
Apartment Name                 Location             Total (B)        Depreciation            Construction         Statement (C)
--------------------------------------------------------------------------------------------------------------------------------
Mill Village                Randolph, MA             19,498,518           518,244               1971/1977            30 Years
Mirador                     Phoenix, AZ              26,066,104           856,200                 1995               30 Years
Mission Bay                 Orlando, FL              24,308,571           182,297                 1991               30 Years
Mission Palms               Tucson, AZ               20,542,635         1,092,658                 1980               30 Years
Misty Woods                 Cary, NC                 19,200,181           158,021                 1984               30 Years
Montierra                   Scottsdale, AZ           19,514,325                 0                  (S)               30 Years
Morningside                 Scottsdale, AZ           13,358,997           464,025                 1989               30 Years
Mountain Park Ranch         Phoenix, AZ              20,140,452           680,537                 1994               30 Years
Mountain Run                Albuquerque, NM          23,490,996         1,251,274                 1985               30 Years
Mountain Terrace            Stevenson Ranch, CA      40,127,724         2,624,731                 1992               30 Years
Newport Heights             Seattle, WA               4,175,801           642,415                 1985               30 Years
North Creek (Everett)       Everett, WA              16,436,484           171,059                 1986               30 Years
North Creek Heights         Seattle, WA               7,604,164           399,608                 1990               30 Years
North Hill                  Atlanta, GA              24,161,906         1,157,351                 1984               30 Years
Northampton 1               Largo, MD                21,439,804         3,314,135                 1977               30 Years
Northampton 2               Largo, MD                16,426,356         2,140,454                 1988               30 Years
Northgate Village           San Antonio, TX           7,120,040         1,461,952                 1984               30 Years
Northlake (FL)              Jacksonville, FL         11,756,233           484,058                 1989               30 Years
Northridge                  Pleasant Hill, CA        20,328,609           335,709                 1974               30 Years
Northwoods Village          Cary, NC                 13,249,186           519,451                 1986               30 Years
Oak Mill 2                  Germantown, MD           10,085,240         1,243,406                 1985               30 Years
Oak Park North              Agoura Hills, CA         17,191,024         1,714,877                 1990               30 Years
Oak Park South              Agoura Hills, CA         17,022,168         1,838,381                 1989               30 Years
Oaks (NC)                   Charlotte, NC            26,235,348           199,692                 1996               30 Years
Oaks of Lakebridge          Ormond Beach, FL          4,724,296           896,364                 1984               30 Years
Ocean Walk                  Key West, FL             28,520,013           959,073                 1990               30 Years
Olde Redmond Place          Redmond, WA              18,984,604           251,198                 1986               30 Years
Olentangy Commons (OH)      Columbus, OH             32,785,122        17,445,753                 1972               30 Years
One Eton Square             Tulsa, OK                16,053,707           917,323                 1985               30 Years
Orange Grove Village        Tucson, AZ               16,822,008           578,822               1986/1995            30 Years
Orchard of Landen           Maineville, OH           20,391,302           776,517               1985/1988            30 Years
Orchard Ridge               Seattle, WA               5,081,121           785,794                 1988               30 Years
Overlook                    San Antonio, TX          11,241,328           654,566                 1985               30 Years
Overlook Manor              Frederick, MD             5,235,856            68,456               1980/1985            30 Years
Overlook Manor II           Frederick, MD             8,491,173           110,701               1980/1985            30 Years
Overlook Manor III          Frederick, MD             4,063,250            51,336               1980/1985            30 Years
Paces Station               Atlanta, GA              37,970,220         1,649,641             1984-1988/1989         30 Years
Palms at South Shore        League City, TX          17,808,194           138,906                 1990               30 Years
Palms, The                  Phoenix, AZ              14,725,249           419,328                 1990               30 Years
Panther Ridge               Seattle, WA              10,884,931           604,524                 1980               30 Years
Paradise Pointe             Dania, FL                20,286,717         2,555,797                1987-90             30 Years
Parc Royale                 Houston, TX              14,151,807            99,492                 1994               30 Years
Park Knoll                  Atlanta, GA              30,661,532         5,150,343                 1983               30 Years
Park Meadow                 Gilbert, AZ              16,034,974           559,438                 1986               30 Years
Park Place (TX)             Houston, TX              13,612,486           421,993                 1996               30 Years
Park Place I & II           Plymouth, MN             25,226,153         2,073,725                 1986               30 Years
Park West (CA)              Los Angeles, CA          31,108,681         3,415,094                1987/90             30 Years
Park West (TX)              Austin, TX                5,800,564         1,051,788                 1985               30 Years
Park West End (VA)          Richmond, VA             13,452,945           431,512                 1985               30 Years
Parkcrest                   Southfield, MI           11,704,382           184,587                 1987               30 Years
Parkridge Place             Las Colinas, TX          23,785,283           741,369                 1985               30 Years
Parkside                    Union City, CA           18,398,551           214,752                 1979               30 Years
Parkview Terrace            Redlands, CA             40,842,718         1,319,693                 1986               30 Years
Parkwood East               Fort Collins, CO         16,585,150           862,762                 1986               30 Years
Patchen Oaks                Lexington, KY             9,540,950           140,271                 1990               30 Years
Pine Harbour                Orlando, FL              17,581,183         2,916,928                 1991               30 Years
Pine Meadow                 Greensboro, NC            7,788,022           715,199                 1974               30 Years
Pines at Cloverlane         Pittsfield Township, MI  22,319,672         2,607,112                1975-79             30 Years
Pines of Springdale         West Palm Beach, FL       5,233,366           876,398                1985/87(x)          30 Years
Plantation (TX)             Houston, TX              10,321,926           265,099                 1969               30 Years
Plantation Ridge            Marietta, GA             23,651,559           389,346                 1975               30 Years
Plantations at Killearn     Tallahassee, FL           8,485,385            67,650                 1990               30 Years
Pleasant Ridge              Arlington, TX             2,450,510            36,657                 1982               30 Years
Plum Tree                   Corner, WI               22,465,665           552,298                 1989               30 Years
Plum Tree Park              Seattle, WA              11,433,607           602,359                 1991               30 Years
Point (NC)                  Charlotte, NC            27,586,110           215,100                 1996               30 Years
Pointe at South Mountain    Phoenix, AZ              22,709,722         1,187,642                 1988               30 Years
Pointe East                 Redmond, WA               6,209,267           849,394                 1988               30 Years
Polos                       Fort Myers, FL           20,354,088           158,462                 1991               30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                   Cost Capitalized
                                                                                                      Subsequent to
                                                                          Initial Cost to              Acquisition
Description                                                             Operating Partnership    (Improvements, net) (I)
------------------------------------------------   --------------------------------------------------------------------------------
                                                                                   Building &             Building &
Apartment Name                    Location           Encumbrances          Land      Fixtures       Land     Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Polos East                        Orlando, FL                    0       1,386,000   19,296,136         0      11,499
Portland Center Combined          Portland, OR          22,147,692       6,028,000   43,503,133     4,900      61,261
Portofino                         Chino Hills, CA                0       3,572,400   14,662,928         0      97,036
Portside Towers Combined          Jersey City, NJ       58,253,929      22,440,000   96,678,525    15,700     167,992
Prairie Creek I&II                Richardson, TX                 0       2,832,000   20,207,544         0           0
Preakness                         Antioch, TN                  (E)       1,560,000    7,653,521     1,900     921,368
Preserve at Squaw Peak            Phoenix, AZ                  (P)         517,788    8,535,598         0     119,166
Preston at Willowbend             Plano, TX                      0         872,500    7,852,675         0   1,489,454
Preston Bend                      Dallas, TX             8,719,000       1,083,000    9,925,055     2,200     185,044
Preston Lake                      Atlanta, GA                    0       1,430,900   12,877,986    34,993   1,152,176
Princeton Square                  Jacksonville, FL               0         864,000   12,129,072         0       6,034
Promenade (FL)                    St. Petersburg, FL             0       2,124,193   25,969,392         0      17,450
Promenade Terrace                 Corona Hills, CA      15,952,012       2,281,000   20,529,476     1,800     285,946
Promontory Pointe I & II          Phoenix, AZ                  (P)       2,355,509   30,450,580         0      98,159
Prospect Towers                   Hackensack, NJ        14,774,318       8,425,000   27,891,710     1,600     176,246
Pueblo Villas                     Albuquerque, NM                0         854,300    7,688,783     1,300     639,184
Quail Cove                        Salt Lake City, UT             0       2,271,800   20,446,430         0     378,250
Rancho Murietta                   Tempe, AZ                      0       1,766,282   17,585,287         0     102,299
Ranchstone                        Houston, TX                    0         770,000   15,395,149         0       5,445
Ravens Crest                      Plainsboro, NJ               (O)       4,673,000   42,057,149     2,850   1,928,046
Ravinia                           Greenfield, WI               (R)       1,236,000   12,034,764     4,100     170,609
Redlands Lawn and Tennis          Redlands, CA          24,050,000       4,822,320   26,373,194         0     229,969
Reflections at the Lakes          Las Vegas, NV                  0       1,896,000   17,063,715         0     126,145
Regatta                           San Antonio, TX                0         818,500    7,366,677         0     172,596
Regency                           Charlotte, NC                  0         890,000   12,003,614         0      17,603
Regency Palms                     Huntington Beach, CA           0       1,856,500   16,708,950       900     535,399
Regency Woods                     Des Moines, IA         6,351,345         745,100    6,705,430     8,380     189,023
Registry                          Denver, CO                     0       1,303,100   11,727,649         0     151,286
Reserve at Ashley Lake            Boynton Beach, FL     24,150,000       3,519,900   23,340,219       500     231,249
Reserve Square Combined           Cleveland, OH                  0       2,618,352   23,565,022       500  10,401,164
Retreat, The                      Phoenix, AZ                    0       3,475,114   26,544,281         0           0
Richmond Townhomes                Houston, TX            9,316,217         940,000   13,881,949         0      43,054
Ridgegate                         Seattle, WA                    0         805,800    7,251,986         0     151,473
Ridgetop                          Tacoma, WA                     0         811,500    7,082,500         0     269,585
Ridgetree I & II                  Dallas, TX                     0       2,094,600   18,851,177    20,600   1,381,212
Ridgeway Commons                  Memphis, TN                    0         568,400    5,115,501    14,840     198,793
Ridgewood Village                 San Diego, CA                  0       5,760,000   14,019,345     1,500      20,847
Rincon                            Houston, TX                    0       4,400,000   16,725,229     1,900      64,450
River Bend                        Tampa, FL                      0         602,945    2,161,915         0   2,286,450
River Hill                        Grand Prairie, TX              0       2,004,000   19,375,832         0       8,139
River Oak                         Louisville, KY                 0       1,253,900   11,285,573     2,700     238,961
River Park                        Fort Worth, TX         7,721,103       2,240,000    8,769,069     5,400      92,735
Rivers Edge                       Waterbury, CT                  0         780,000    6,544,410     1,900      23,899
Riverside Park                    Tulsa, OK                    (E)       1,440,000   12,374,977     1,400      81,122
Rock Creek                        Corrboro, NC                   0         895,100    8,056,360       600     189,346
Rolido Parque                     Houston, TX            7,190,666       2,950,000    7,882,070     5,900     232,225
Rosehill Pointe                   Lenexa, KS            13,100,000       2,073,400   18,660,475    22,600   1,649,297
Royal Oak                         Eagan, MN             13,148,135       1,598,200   14,383,478     4,704     204,504
Royal Oaks (FL)                   Jacksonville, FL               0       1,988,000   13,845,479         0      11,341
Sabal Palm                        Pompano Beach, FL              0       3,536,000   20,167,175     2,600     516,806
Sabal Palm at Boot Ranch          Palm Harbor, FL       16,736,610       3,888,000   29,106,931         0      26,613
Sabal Palm at Carrollwood Place   Tampa, FL                      0       3,888,000   27,051,346         0      11,468
Sabal Pointe (M)                  Coral Springs, FL              0       1,941,900   17,477,592     9,700     337,037
Saddle Creek                      Carrollton, TX                 0         703,300    6,329,899     4,800   3,158,856
Saddle Ridge                      Loudoun County, VA             0       1,351,800   12,165,984    13,000     319,230
Sailboat Bay                      Raleigh, NC                    0         960,000    9,012,118         0       6,255
San Tropez                        Phoenix, AZ                    0       2,738,000   24,641,839         0     178,192
Sandstone                         Euless, TX             1,359,266         240,000    1,560,399     3,600      42,252
Sawgrass Cove                     Bradenton, FL                  0       1,671,200   15,041,179     2,950   1,100,691
Scarborough Square                Rockville, MD          4,162,256       1,815,000    7,210,774         0           0
Scottsdale Courtyards             Scottsdale, AZ               (P)       2,979,269   25,060,431         0     197,011
Scottsdale Meadows                Scottsdale, AZ                 0       1,512,000   11,407,058         0      75,409
Seasons, The                      Boise, ID                      0         604,400    5,439,624     3,600     379,840
Sedona Ridge                      Ahwatukee, AZ                  0       5,508,000    9,700,530         0     197,861
Sedona Springs                    Austin, TX                     0       2,574,000   23,478,175         0      15,243
Settler's Point                   Salt Lake City, UT             0       1,715,100   15,436,275         0     285,970
Seventh & James                   Seattle, WA                    0         663,800    5,974,099         0      70,560
Shadow Brook                      Phoenix, AZ                  (P)       3,065,496   18,369,234         0     156,671
Shadow Lake                       Doraville, GA                  0       1,140,000   13,377,068         0       5,840


                                   Gross Amount Carried
                                       at Close of                                                               Life Used to
                                     Period 12/31/98                                                               Compute
                               ----------------------------------                                                Depreciation in
                                                       Building &                      Accumulated    Date of     Latest Income
                                     Land              Fixtures(A)        Total(B)     Depreciation  Construction  Statement(c)
------------------------------------------------------------------------------------------------------------------------------
Polos East                         1,386,000            19,307,635        20,693,635       162,504      1991          30 Years
Portland Center Combined           6,032,900            43,564,393        49,597,293       128,134      1965          30 Years
Portofino                          3,572,400            14,759,964        18,332,364       533,039      1989          30 Years
Portside Towers Combined          22,455,700            96,846,517       119,302,217     1,838,332    1992/1997       30 Years
Prairie Creek I&II                 2,832,000            20,207,544        23,039,544       166,908     1998/99        30 Years
Preakness                          1,561,900             8,574,888        10,136,788       386,777      1986          30 Years
Preserve at Squaw Peak               517,788             8,654,764         9,172,552       319,358      1990          30 Years
Preston at Willowbend                872,500             9,342,129        10,214,629     1,802,923      1985          30 Years
Preston Bend                       1,085,200            10,110,100        11,195,300       577,882      1986          30 Years
Preston Lake                       1,465,893            14,030,162        15,496,055     2,660,435     1984-86        30 Years
Princeton Square                     864,000            12,135,106        12,999,106       105,842      1984          30 Years
Promenade (FL)                     2,124,193            25,986,843        28,111,036       215,668      1994          30 Years
Promenade Terrace                  2,282,800            20,815,422        23,098,222     1,870,429      1990          30 Years
Promontory Pointe I & II           2,355,509            30,548,739        32,904,248     1,120,143    1984/1996       30 Years
Prospect Towers                    8,426,600            28,067,956        36,494,556       922,709      1995          30 Years
Pueblo Villas                        855,600             8,327,967         9,183,567       771,363      1975          30 Years
Quail Cove                         2,271,800            20,824,680        23,096,480     1,227,031      1987          30 Years
Rancho Murietta                    1,766,282            17,687,586        19,453,868       657,596      1983          30 Years
Ranchstone                           770,000            15,400,595        16,170,595       128,681      1996          30 Years
Ravens Crest                       4,675,850            43,985,195        48,661,045     7,206,475      1984          30 Years
Ravinia                            1,240,100            12,205,373        13,445,473       326,931      1991          30 Years
Redlands Lawn and Tennis           4,822,320            26,603,163        31,425,483       989,172      1986          30 Years
Reflections at the Lakes           1,896,000            17,189,860        19,085,860     1,001,726      1989          30 Years
Regatta                              818,500             7,539,273         8,357,773       455,368      1983          30 Years
Regency                              890,000            12,021,217        12,911,217       100,588      1986          30 Years
Regency Palms                      1,857,400            17,244,349        19,101,749     1,821,991      1969          30 Years
Regency Woods                        753,480             6,894,453         7,647,933       276,730      1986          30 Years
Registry                           1,303,100            11,878,935        13,182,035       688,044      1987          30 Years
Reserve at Ashley Lake             3,520,400            23,571,468        27,091,868       898,311      1990          30 Years
Reserve Square Combined            2,618,852            33,966,186        36,585,038     6,174,688      1973          30 Years
Retreat, The                       3,475,114            26,544,281        30,019,395             0       (S)          30 Years
Richmond Townhomes                   940,000            13,925,003        14,865,003       115,497      1995          30 Years
Ridgegate                            805,800             7,403,459         8,209,259       438,612      1990          30 Years
Ridgetop                             811,500             7,352,085         8,163,585       451,474      1988          30 Years
Ridgetree I & II                   2,115,200            20,232,389        22,347,589     2,071,686      1983          30 Years
Ridgeway Commons                     583,240             5,314,293         5,897,533       210,631      1970          30 Years
Ridgewood Village                  5,761,500            14,040,192        19,801,692       519,276      1997          30 Years
Rincon                             4,401,900            16,789,679        21,191,579     1,067,294      1996          30 Years
River Bend                           602,945             4,448,365         5,051,310     3,297,277      1971          30 Years
River Hill                         2,004,000            19,383,970        21,387,970       164,058      1996          30 Years
River Oak                          1,256,600            11,524,533        12,781,133       453,970      1989          30 Years
River Park                         2,245,400             8,861,804        11,107,204       164,553      1984          30 Years
Rivers Edge                          781,900             6,568,309         7,350,209       125,628      1974          30 Years
Riverside Park                     1,441,400            12,456,099        13,897,499       557,219      1994          30 Years
Rock Creek                           895,700             8,245,706         9,141,406       645,889      1986          30 Years
Rolido Parque                      2,955,900             8,114,295        11,070,195       260,186      1978          30 Years
Rosehill Pointe                    2,096,000            20,309,772        22,405,772     2,181,785      1984          30 Years
Royal Oak                          1,602,904            14,587,982        16,190,886       555,780      1989          30 Years
Royal Oaks (FL)                    1,988,000            13,856,820        15,844,820       118,974      1991          30 Years
Sabal Palm                         3,538,600            20,683,982        24,222,582     1,264,275      1989          30 Years
Sabal Palm at Boot Ranch           3,888,000            29,133,544        33,021,544       243,856      1996          30 Years
Sabal Palm at Carrollwood Place    3,888,000            27,062,814        30,950,814       227,623      1995          30 Years
Sabal Pointe (M)                   1,951,600            17,814,628        19,766,228     1,852,893      1995          30 Years
Saddle Creek                         708,100             9,488,755        10,196,855     2,693,363      1980          30 Years
Saddle Ridge                       1,364,800            12,485,214        13,850,014     1,449,349      1989          30 Years
Sailboat Bay                         960,000             9,018,373         9,978,373        77,810      1986          30 Years
San Tropez                         2,738,000            24,820,030        27,558,030     1,405,570      1989          30 Years
Sandstone                            243,600             1,602,651         1,846,251        28,313      1988          30 Years
Sawgrass Cove                      1,674,150            16,141,870        17,816,020     2,853,554      1991          30 Years
Scarborough Square                 1,815,000             7,210,774         9,025,774         7,138      1967          30 Years
Scottsdale Courtyards              2,979,269            25,257,442        28,236,711       912,998      1993          30 Years
Scottsdale Meadows                 1,512,000            11,482,466        12,994,466       420,796      1984          30 Years
Seasons, The                         608,000             5,819,464         6,427,464       995,851      1990          30 Years
Sedona Ridge                       5,508,000             9,898,391        15,406,391       625,605      1988          30 Years
Sedona Springs                     2,574,000            23,493,419        26,067,419       198,341      1995          30 Years
Settler's Point                    1,715,100            15,722,245        17,437,345       912,770      1986          30 Years
Seventh & James                      663,800             6,044,659         6,708,459       347,503      1992          30 Years
Shadow Brook                       3,065,496            18,525,905        21,591,401       675,011      1984          30 Years
Shadow Lake                        1,140,000            13,382,908        14,522,908       113,217      1989          30 Years

                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                        subsequent
                                                                            Initial Cost to             Acquisition
              Description                                               Operating Partnership     (Improvements, net)(1)
----------------------------------------------                         -----------------------   ------------------------
                                                                                    Building &                Building &
Apartment Name               Location                 Encumbrances     Land         Fixtures     Land         Fixtures
------------------------------------------------------------------------------------------------------------------------
Sheffield Court              Arlington, VA                     0       3,349,350    30,246,228          0     2,141,204
Shoal Run                    Birmingham, AL                    0       1,380,000    12,540,007          0        11,202
Shores at Andersen Springs   Chandler, AZ                     (P)      2,743,816    22,781,351          0       170,641
Sierra Canyon                Canyon Cnty, CA                   0       3,480,000    12,515,590      4,200       465,377
Silver Creek                 Phoenix, AZ                      (P)        712,102     6,705,954          0        57,100
Silver Shadow                Las Vegas, NV                     0         952,100     8,568,921      1,340       344,145
Silver Springs (FL)          Jacksonville, FL                  0       1,828,700    16,458,192      2,400       322,798
Silver Springs (OK)          Tulsa, OK                         0         672,500     6,052,669          0        92,874
Silverwood                   Mission, KS                      (T)      1,230,000    11,196,244          0       589,245
Skylark                      Union City, CA           11,790,000       1,775,000    16,660,175      6,600       (52,387)
Skyline Gateway              Tucson, AZ                        0       1,128,400    10,155,997          0       188,382
Sleepy Hollow                Kansas City, MO                  (T)      2,193,547    13,689,443         (0)    1,707,643
Smoketree Polo Club          Indio, CA                 9,325,000         864,000     7,139,689      3,200      (160,530)
Sommerset Place              Raleigh, NC                       0         360,000     7,979,167          0         8,410
Songbird                     San Antonio, TX           6,716,744       1,080,500     9,724,928      2,000       393,734
Sonnet Cove I                Lexington, KY                     0         183,407     2,422,860          0     1,995,895
Sonnet Cove II               Lexington, KY                     0         100,000     1,108,405          0     1,133,760
Sonoran                      Phoenix, AZ                      (P)      2,361,922    31,825,903          0       194,670
Sonterra at Foothill Ranch   Orange Cnty, CA          16,600,000       7,500,000    24,046,385      3,400        39,835
South Creek                  Mesa, AZ                 15,930,389       2,669,300    24,023,758      2,000       578,419
Southbank                    Mesa, AZ                          0         319,600     2,876,874     10,900       399,846
Southwood                    Palo Alto, CA                     0       6,930,000    14,294,270      6,600       109,319
Spicewood Springs            Jacksonville, FL                  0       1,536,000    21,469,073          0        16,668
Spinnaker Cove               Hermitage, TN            14,205,000       1,420,500    12,789,873     41,231       738,228
Spring Oak                   Richmond, VA                      0       3,803,700     5,567,830          0             0
Springs Colony               Orlando, FL                      (T)        631,900     5,687,010      8,500       768,577
Springs of Country Woods     Salt Lake City, UT                0       3,547,400    31,926,882          0       419,097
Steeplechase                 Charlotte, NC                     0       1,111,500    10,438,435          0         7,488
Sterling Point               Denver, CO                        0         935,500     8,419,865          0        96,378
Stoney Creek                 Tacoma, WA                        0       1,215,200    10,937,144          0        76,743
Summer Chase                 Denver, CO                        0       1,708,000    15,371,641      1,200     1,018,395
Summer Creek                 Plymouth, MN              2,344,470         576,000     3,782,049      3,600       105,165
Summer Ridge                 Riverside, CA                     0         600,500     5,404,571      1,900       110,794
Summerset Village            Chatsworth, CA                    0       2,628,500    23,656,668      2,200       202,070
Summerwood                   Hayward, CA                       0       4,860,000     6,901,739      6,600        89,116
Summit at Lake Union         Seattle, WA                       0       1,424,600    12,821,002        100       150,077
Summit Chase                 Coral Springs, FL                 0       1,120,000     4,413,035      2,100       288,169
Sun Creek                    Glendale, AZ                     (P)        896,929     7,062,603          0        46,175
Sunny Oak Village            Overland Park, KS        15,100,000       2,222,600    20,003,050     25,150     2,017,200
Sunrise Springs              Las Vegas, NV                     0         972,600     8,753,491      2,700       341,005
Suntree Village              Oro Valley, AZ                   (P)      1,571,745    13,099,483          0       155,103
Superstition Vista           Mesa, AZ                          0       2,307,357    28,537,628          0       309,276
Surprise Lake Village        Tacoma, WA                        0       1,830,200    16,471,470          0       270,710
Surrey Downs                 Bellevue, WA                      0       3,050,000     7,797,215      7,100        93,448
Sutton Place                 Dallas, TX                        0       1,316,500    11,848,717     41,900     2,669,891
Sweetwater Glen              Lawrenceville, GA                 0         500,000    10,692,558          0         1,635
Sycamore Creek               Scottsdale, AZ                   (E)      3,150,000    19,068,201      2,000       135,050
Tamarind at Stoneridge       Columbia, SC                      0       1,053,800     9,490,859      2,400       112,763
Tamarlane                    Portland, ME                      0         690,000     5,143,970        900        59,840
Tanasbourne Terrace          Hillsboro, OR                     0       1,873,000    16,857,220      3,700     1,062,822
Tanglewood (OR)              Portland, OR                      0         760,000     6,839,589      3,000     1,509,852
Tanglewood (VA)              Manassas, VA             24,855,587       2,103,400    19,559,772      4,895     1,951,542
Timber Hollow                Chapel Hill, NC                   0         800,000    11,441,423          0         8,928
Timberwalk                   Jacksonville, FL                  0       1,988,000    13,400,767          0        21,018
Timberwood                   Aurora, CO                        0       1,512,000    14,583,672      6,600       251,723
Tivoli Lakes Club            Deerfield Beach, FL               0       1,804,200    16,237,641      2,400       131,915
Town Center (TX)             Kingwood, TX                      0       1,290,000    11,517,230      1,300        92,587
Town Centre III & IV         Laurel, MD               15,456,090       2,546,500    24,089,192      4,700     1,752,434
Towne Square                 Chandler, AZ                      0       1,924,710    36,439,239          0       (93,514)
Townhomes of Meadowbrook     Auburn Hills, MI         10,184,661       1,380,000    12,343,234      2,680       125,526
Trails (CO), The             Aurora, CO                        0       1,217,800     8,525,346        100     1,444,276
Trails (NV), The             Las Vegas, NV                     0       3,076,200    27,685,764      3,000       996,449
Trails (TX), The             Arlington, TX                     0         616,700     5,550,590     21,300       721,314
Trails at Briar Forest       Houston, TX              14,458,059       2,380,000    25,108,895          0        28,588
Trails at Dominion Park      Houston, TX              25,484,338       2,529,000    35,693,699      2,800       730,990
Trail's End                  San Antonio, TX                   0         951,300     8,561,640          0        96,510
Trails of Valley Ranch       Irving, TX                        0       2,808,000     7,910,908      1,400       147,242
Trailway Pond I              Burnsville, MN            4,913,909         476,800     4,291,344      2,484        99,574
Trailway Pond II             Burnsville, MN           11,365,354       1,104,700     9,942,611      2,588        89,679
------------------------------------------------------------------------------------------------------------------------------------





                              Gross Amount Carried
                                  at Close of                                                                     Life Used to
                                Period 12/31/98                                                                      Compute
                             --------------------------                                                          Depreciation in
                                             Building &                       Accumulated          Date of        Latest Income
Apartment Name                   Land      Fixtures (A)       Total (B)      Depreciation       Construction      Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
Sheffield Court              3,349,350     32,387,432        35,736,782       4,402,412             1986            30 Years
Shoal Run                    1,380,000     12,551,210        13,931,210         108,569             1986            30 Years
Shores at Andersen Springs   2,743,816     22,951,992        25,695,808         841,280             1989            30 Years
Sierra Canyon                3,484,200     12,980,967        16,465,167         291,565             1987            30 Years
Silver Creek                   712,102      6,763,053         7,475,155         261,766             1986            30 Years
Silver Shadow                  953,440      8,913,066         9,866,506       1,592,098             1992            30 Years
Silver Springs (FL)          1,831,100     16,780,990        18,612,090         784,691             1985            30 Years
Silver Springs (OK)            672,500      6,145,543         6,818,043         380,309             1984            30 Years
Silverwood                   1,230,000     11,785,489        13,015,489       1,965,748             1986            30 Years
Skylark                      1,781,600     16,607,788        18,389,388         234,131             1986            30 Years
Skyline Gateway              1,128,400     10,344,378        11,472,778         615,634             1985            30 Years
Sleepy Hollow                2,193,547     15,397,086        17,590,633       5,504,753             1987            30 Years
Smoketree Polo Club            867,200      6,979,159         7,846,359          71,497            1987-89          30 Years
Sommerset Place                360,000      7,987,577         8,347,577          67,916             1983            30 Years
Songbird                     1,082,500     10,118,662        11,201,162         910,976             1981            30 Years
Sonnet Cove I                  183,407      4,418,755         4,602,162       3,122,166             1972            30 Years
Sonnet Cove II                 100,000      2,242,165         2,342,165       1,475,001             1974            30 Years
Sonoran                      2,361,922     32,020,572        34,382,494       1,173,925             1995            30 Years
Sonterra at Foothill Ranch   7,503,400     24,086,220        31,589,620         639,167             1997            30 Years
South Creek                  2,671,300     24,602,177        27,273,477       2,285,177            1986-89          30 Years
Southbank                      330,500      3,276,720         3,607,220         660,549             1985            30 Years
Southwood                    6,936,600     14,403,589        21,340,189         230,864             1985            30 Years
Spicewood Springs            1,536,000     21,485,741        23,021,741         187,497             1986            30 Years
Spinnaker Cove               1,461,731     13,528,101        14,989,832         806,926             1986            30 Years
Spring Oak                   3,803,700      5,567,830         9,371,530               0              (S)            30 Years
Springs Colony                 640,400      6,455,587         7,095,987       1,228,258             1986            30 Years
Springs of Country Woods     3,547,400     32,345,979        35,893,379       1,878,269             1982            30 Years
Steeplechase                 1,111,500     10,445,922        11,557,422          91,036             1986            30 Years
Sterling Point                 935,500      8,516,243         9,451,743         493,541             1979            30 Years
Stoney Creek                 1,215,200     11,013,887        12,229,087         644,241             1990            30 Years
Summer Chase                 1,709,200     16,390,036        18,099,236       1,488,539             1983            30 Years
Summer Creek                   579,600      3,887,213         4,466,813          64,870             1985            30 Years
Summer Ridge                   602,400      5,515,365         6,117,765         514,021             1985            30 Years
Summerset Village            2,630,700     23,858,737        26,489,437       1,942,692             1985            30 Years
Summerwood                   4,866,600      6,990,855        11,857,455         128,908             1982            30 Years
Summit at Lake Union         1,424,700     12,971,079        14,395,779         734,696          1995 - 1997        30 Years
Summit Chase                 1,122,100      4,701,204         5,823,304         317,110             1985            30 Years
Sun Creek                      896,929      7,108,778         8,005,707         274,232             1985            30 Years
Sunny Oak Village            2,247,750     22,020,250        24,268,000       2,228,846             1984            30 Years
Sunrise Springs                975,300      9,094,496        10,069,796       1,445,279             1989            30 Years
Suntree Village              1,571,745     13,254,586        14,826,331         528,183             1986            30 Years
Superstition Vista           2,307,357     28,846,904        31,154,261       1,073,092             1987            30 Years
Surprise Lake Village        1,830,200     16,742,179        18,572,379         992,712             1986            30 Years
Surrey Downs                 3,057,100      7,890,664        10,947,764         140,737             1986            30 Years
Sutton Place                 1,358,400     14,518,608        15,877,008       3,050,334             1985            30 Years
Sweetwater Glen                500,000     10,694,193        11,194,193          91,284             1986            30 Years
Sycamore Creek               3,152,000     19,203,251        22,355,251         838,947             1984            30 Years
Tamarind at Stoneridge       1,056,200      9,603,622        10,659,822         448,239             1985            30 Years
Tamarlane                      690,900      5,203,810         5,894,710         297,714             1986            30 Years
Tanasbourne Terrace          1,876,700     17,920,042        19,796,742       2,976,124            1986-89          30 Years
Tanglewood (OR)                763,000      8,349,441         9,112,441       1,573,962             1976            30 Years
Tanglewood (VA)              2,108,295     21,511,314        23,619,609       3,148,554             1987            30 Years
Timber Hollow                  800,000     11,450,351        12,250,351          96,991             1986            30 Years
Timberwalk                   1,988,000     13,421,785        15,409,785         115,581             1987            30 Years
Timberwood                   1,518,600     14,835,394        16,353,994         272,118             1983            30 Years
Tivoli Lakes Club            1,806,600     16,369,556        18,176,156         731,691             1991            30 Years
Town Center (TX)             1,291,300     11,609,817        12,901,117         822,732             1994            30 Years
Town Centre III & IV         2,551,200     25,841,626        28,392,826       3,911,974           1968, 1969        30 Years
Towne Square                 1,924,710     36,345,725        38,270,435       1,350,135            1987-1996        30 Years
Townhomes of Meadowbrook     1,382,600     12,468,760        13,851,360         269,617             1988            30 Years
Trails (CO), The             1,217,900      9,969,622        11,187,522       2,234,382             1986            30 Years
Trails (NV), The             3,079,200     28,682,213        31,761,413       4,447,219             1988            30 Years
Trails (TX), The               638,000      6,271,904         6,909,904       1,169,450             1984            30 Years
Trails at Briar Forest       2,380,000     25,137,483        27,517,483         214,305             1990            30 Years
Trails at Dominion Park      2,531,800     36,424,690        38,956,490       2,466,563             1992            30 Years
Trail's End                    951,300      8,658,150         9,609,450         544,248             1983            30 Years
Trails of Valley Ranch       2,809,400      8,058,150        10,867,550         236,474             1986            30 Years
Trailway Pond I                479,284      4,390,918         4,870,202         167,328             1988            30 Years
Trailway Pond II             1,107,288     10,032,289        11,139,577         383,829             1988            30 Years

                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                        subsequent
                                                                            Initial Cost to             Acquisition
              Description                                               Operating Partnership     (Improvements, net)(1)
----------------------------------------------                         -----------------------   ------------------------
                                                                                    Building &                Building &
Apartment Name               Location                 Encumbrances     Land         Fixtures     Land         Fixtures
------------------------------------------------------------------------------------------------------------------------
Trinity Lakes                Cordova, TN                      (E)      1,980,000    14,937,161     2,000         249,542
Trowbridge                   Atlanta, GA                       0       2,520,000     9,481,990     1,000          30,048
Turf Club                    Littleton, CO                     0       2,100,000    15,479,404     7,300         333,828
Tyrone Gardens               Randolph, MA                      0       4,950,000     5,773,893     3,000          44,236
University Park              Toledo, OH                        0          70,000       834,378         0       1,480,386
Valencia Plantation          Orlando, FL                       0         873,000    12,963,869         0           4,006
Valley Creek I               Woodbury, MN             12,827,815       1,622,600    14,603,730     4,115         353,919
Valley Creek II              Woodbury, MN             10,110,100       1,229,500    11,065,355     3,159          74,890
Via Ventura                  Phoenix, AZ                       0       1,476,500    13,288,894    10,100       4,715,757
Villa Encanto                Phoenix, AZ                       0       2,884,447    22,140,113         0         476,796
Villa Madeira                Phoenix, AZ                       0       1,580,000    14,219,907     2,100         910,748
Villa Manana                 Phoenix, AZ                       0         951,400     8,562,443     3,900         981,507
Villa Serenas                Tucson, AZ                9,210,613       2,424,900    14,418,493     1,800         149,583
Villa Solana                 Laguna Hills, CA                  0       1,663,500    14,971,366     1,600       1,079,407
Village at Lakewood          Phoenix, AZ                      (Q)      3,166,411    13,844,094         0         319,410
Village at Seeley Lake       Tacoma, WA                        0       2,760,400    24,843,439         0         174,558
Village at Tanque Verde      Tucson, AZ                       (Q)      1,434,838     7,143,388         0         208,513
Village Oaks                 Austin, TX                5,175,576       1,184,400    10,659,432     1,600         430,822
Village of Hampshire         Toledo, OH                        0         151,912     1,320,453        (0)      7,137,172
Village of Newport           Federal Way, WA                   0         414,900     3,733,899     1,400         294,818
Village of Sycamore Ridge    Memphis, TN                       0         621,300     5,591,828     2,600         203,946
Villas at Josey Ranch        Carrollton, TX            6,799,379       1,584,000     7,228,196     3,700          60,634
Villas of Oak Creste         San Antonio, TX                   0         905,800     8,151,738         0         369,057
Vinings at Lake Buena Vista  Orlando, FL              21,170,000       2,800,000    23,859,775         0          30,211
Vinings at Lenox Place       Orlando, FL                       0       4,560,000    34,601,683         0             346
Vinings Club at Metrowest    Orlando, FL                       0       4,110,000    38,552,886         0          16,240
Viridian Lake                Fort Myers, FL                    0         960,000    18,005,760         0           2,849
Vista Del Lago               Mission Viejo, CA        31,504,979       4,524,400    41,357,681     1,400       1,371,543
Vista Grove                  Mesa, AZ                          0       1,341,796    12,137,222         0               0
Vista Pointe                 Irving, TX                        0       2,079,000    17,012,647      1,800         73,454
Walden Wood                  Southfield, MI            5,804,346         833,300     7,499,662      1,400      1,240,947
Walker's Mark                Dallas, TX                        0         984,000     6,021,752        800         47,982
Warwick Station              Denver, CO                9,968,000       2,281,900    20,537,450        100        129,254
Waterford                    San Antonio, TX                   0         457,000     4,112,840          0         42,475
Waterford (Jax)              Jacksonville, FL                  0       3,024,000    23,967,147          0        184,412
Waterford at Deerwood        Jacksonville, FL         10,621,531       1,736,000    10,803,663          0         10,773
Waterford at Orange Park     Orange Park, FL           9,540,000       1,960,000    12,300,406          0         87,402
Waterford at Regency         Jacksonville, FL          7,100,630       1,113,000     5,284,699          0         37,557
Waterford at the Lakes       Kent, WA                          0       3,100,200    16,343,191          0        120,920
Waterford Place (TN)         Nashville, TN                     0         900,000    12,154,387          0          6,410
Waterford Village (Broward)  Delray Beach, FL                  0       1,888,000    15,496,595          0         99,705
Watermark Square             Portland, OR              8,334,615       1,580,000    14,239,426        500        363,214
Waterstone Place             Seattle, WA                       0       2,950,900    26,558,353     13,100      2,724,349
Welleby Lake Club            Sunrise, FL                       0       3,648,000    17,726,342          0         16,165
Wellington (WA)              Silverdale, WA            8,171,488       1,097,300     9,876,034      2,000        509,181
Wellington Hill              Manchester, NH                   (T)      1,872,500    16,852,955     17,700      1,966,145
Westridge                    Tacoma, WA                        0       3,501,900    31,517,540          0        297,973
Westwood Pines               Tamarac, FL                       0       1,526,200    13,735,152      2,400        148,373
Whispering Oaks              Walnut Creek, CA         11,191,482       2,167,300    19,505,628      3,500        889,988
White Bear Woods             White Bear Lake, MN      14,184,170       1,621,300    14,591,904      3,441        213,842
Wilde Lake                   Richmond, VA              4,440,000         934,600     8,411,613     12,600        293,064
Willow Brook (NC)            Durham, NC                        0       1,408,000     7,105,081      1,500        144,764
Willow Trail                 Norcross, GA                      0       1,120,000    11,662,382          0          2,393
Willowick                    Aurora, CO                        0         500,000     4,122,331      6,900        105,108
Willows (TN)                 Knoxville, TN             8,007,915       1,100,000     9,906,909      1,300        130,198
Wimberly                     Dallas, TX                        0       2,232,000    27,992,123          0          8,615
Wimbledon Oaks               Arlington, TX             7,505,424       1,488,000     8,815,023      3,700         52,736
Windemere                    Mesa, AZ                  6,134,479         949,000     8,653,152        300        328,801
Windmill                     Colorado Springs, CO              0         395,544     4,953,156        100        612,003
Windridge (CA)               Laguna Niguel, CA                (O)      2,660,800    23,947,096      2,100        726,174
Windridge (GA)               Dunwoody, GA                      0       1,224,000    14,002,428          0         13,671
Winterwood                   Charlotte, NC            11,939,752       1,720,100    15,481,455      1,900      1,409,783
Wood Creek (CA)              Pleasant Hill, CA                 0       9,728,000    22,992,918      1,900        207,145
Wood Crest Villa             Westland, MI                      0         925,900     8,333,827      7,922        632,764
Wood Forest                  Daytona Beach, FL         6,147,044       1,008,000     5,028,880          0          2,997
Wood Lane Place              Woodbury, MN             14,014,000       2,003,300    18,029,538      5,847        335,393
Woodbridge (N)               Cary, NC                  4,745,414       1,981,900    17,839,380        100        330,735
Woodcreek                    Beaverton, OR            11,119,787       1,753,700    15,783,764      2,100      1,579,346
Woodlake (WA)                Kirkland, WA             11,800,000       6,624,000    16,427,124      7,400        417,295



                              Gross Amount Carried
                                  at Close of                                                                     Life Used to
 Description                    Period 12/31/98                                                                      Compute
--------------               --------------------------                                                          Depreciation in
                                             Building &                       Accumulated          Date of        Latest Income
Apartment Name                   Land      Fixtures (A)       Total (B)      Depreciation       Construction      Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
Trinity Lakes               1,982,000      15,186,703        17,168,703        679,454               1985            30 Years
Trowbridge                  2,521,000       9,512,038        12,033,038        175,515               1980            30 Years
Turf Club                   2,107,300      15,813,232        17,920,532        285,496               1986            30 Years
Tyrone Gardens              4,953,000       5,818,130        10,771,130        113,205             1961/1965         30 Years
University Park                70,000       2,314,764         2,384,764      1,361,238               1965            30 Years
Valencia Plantation           873,000      12,967,875        13,840,875        108,688               1990            30 Years
Valley Creek I              1,626,715      14,957,649        16,584,364        559,948               1989            30 Years
Valley Creek II             1,232,659      11,140,244        12,372,903        424,790               1990            30 Years
Via Ventura                 1,486,600      18,004,651        19,491,251      3,149,935               1980            30 Years
Villa Encanto               2,884,447      22,616,910        25,501,357        848,752               1983            30 Years
Villa Madeira               1,582,100      15,130,655        16,712,755      2,565,253               1971            30 Years
Villa Manana                  955,300       9,543,950        10,499,250      1,694,791              1971-85          30 Years
Villa Serenas               2,426,700      14,568,076        16,994,776        662,760               1973            30 Years
Villa Solana                1,665,100      16,050,773        17,715,873      2,838,943               1984            30 Years
Village at Lakewood         3,166,411      14,163,504        17,329,915        538,265               1988            30 Years
Village at Seeley Lake      2,760,400      25,017,997        27,778,397      1,464,619               1990            30 Years
Village at Tanque Verde     1,434,838       7,351,900         8,786,738        298,882             1984-1994         30 Years
Village Oaks                1,186,000      11,090,254        12,276,254        906,277               1984            30 Years
Village of Hampshire          151,912       8,457,625         8,609,537      3,339,648               1950            30 Years
Village of Newport            416,300       4,028,717         4,445,017        686,113               1987            30 Years
Village of Sycamore Ridge     623,900       5,795,774         6,419,674        264,662               1977            30 Years
Villas at Josey Ranch       1,587,700       7,288,830         8,876,530        132,840               1986            30 Years
Villas of Oak Creste          905,800       8,520,795         9,426,595        522,350               1979            30 Years
Vinings at Lake Buena Vista 2,800,000      23,889,986        26,689,986        201,584               1988            30 Years
Vinings at Lenox Place      4,560,000      34,602,030        39,162,030        287,651               1998            30 Years
Vinings Club at Metrowest   4,110,000      38,569,125        42,679,125        316,570               1997            30 Years
Viridian Lake                 960,000      18,008,609        18,968,609        153,055               1991            30 Years
Vista Del Lago              4,525,800      42,729,224        47,255,024      7,568,800              1986-88          30 Years
Vista Grove                 1,341,796      12,137,222        13,479,018        275,076            1997 - 1998        30 Years
Vista Pointe                2,080,800      17,086,101        19,166,901        444,549               1996            30 Years
Walden Wood                   834,700       8,740,609         9,575,309      1,700,255               1972            30 Years
Walker's Mark                 984,800       6,069,734         7,054,534        117,747               1982            30 Years
Warwick Station             2,282,000      20,666,704        22,948,704      1,188,568               1986            30 Years
Waterford                     457,000       4,155,316         4,612,316        256,882               1983            30 Years
Waterford (Jax)             3,024,000      24,151,559        27,175,559        203,652               1988            30 Years
Waterford at Deerwood       1,736,000      10,814,436        12,550,436         93,896               1985            30 Years
Waterford at Orange Park    1,960,000      12,387,808        14,347,808        107,338               1986            30 Years
Waterford at Regency        1,113,000       5,322,256         6,435,256         47,349               1985            30 Years
Waterford at the Lakes      3,100,200      16,464,110        19,564,310      1,084,618               1990            30 Years
Waterford Place (TN)          900,000      12,160,797        13,060,797        101,823               1994            30 Years
Waterford Village (Broward) 1,888,000      15,596,300        17,484,300        129,996               1989            30 Years
Watermark Square            1,580,500      14,602,640        16,183,140        991,463               1990            30 Years
Waterstone Place            2,964,000      29,282,702        32,246,702      5,757,244               1990            30 Years
Welleby Lake Club           3,648,000      17,742,507        21,390,507        149,861               1991            30 Years
Wellington (WA)             1,099,300      10,385,215        11,484,515      1,470,639               1990            30 Years
Wellington Hill             1,890,200      18,819,100        20,709,300      3,328,126               1987            30 Years
Westridge                   3,501,900      31,815,513        35,317,413      1,884,733             1987/1991         30 Years
Westwood Pines              1,528,600      13,883,525        15,412,125        528,020               1991            30 Years
Whispering Oaks             2,170,800      20,395,615        22,566,415      1,576,700               1974            30 Years
White Bear Woods            1,624,741      14,805,746        16,430,487        557,703               1989            30 Years
Wilde Lake                    947,200       8,704,677         9,651,877        668,750               1989            30 Years
Willow Brook (NC)           1,409,500       7,249,846         8,659,346        445,201               1986            30 Years
Willow Trail                1,120,000      11,664,775        12,784,775         99,720               1985            30 Years
Willowick                     506,900       4,227,439         4,734,339         77,835               1980            30 Years
Willows (TN)                1,101,300      10,037,107        11,138,407        623,349             1987-1988         30 Years
Wimberly                    2,232,000      28,000,738        30,232,738        232,852               1996            30 Years
Wimbledon Oaks              1,491,700       8,867,759        10,359,459        162,112               1985            30 Years
Windemere                     949,300       8,981,952         9,931,252        497,073               1986            30 Years
Windmill                      395,644       5,565,159         5,960,803      1,427,951               1985            30 Years
Windridge (CA)              2,662,900      24,673,270        27,336,170      3,660,971               1989            30 Years
Windridge (GA)              1,224,000      14,016,099        15,240,099        119,832               1982            30 Years
Winterwood                  1,722,000      16,891,238        18,613,238      3,176,053               1986            30 Years
Wood Creek (CA)             9,729,900      23,200,063        32,929,963      1,265,382               1987            30 Years
Wood Crest Villa              933,822       8,966,591         9,900,413        409,776               1970            30 Years
Wood Forest                 1,008,000       5,031,877         6,039,877         44,752               1985            30 Years
Wood Lane Place             2,009,147      18,364,931        20,374,077        684,847               1989            30 Years
Woodbridge (N)              1,982,000      18,170,115        20,152,115      1,931,990              1993-95          30 Years
Woodcreek                   1,755,800      17,363,110        19,118,910      3,041,111              1982-84          30 Years
Woodlake (WA)               6,631,400      16,844,420        23,475,820        303,913               1984            30 Years


                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                       Subsequent to
                                                                            Initial Cost to             Acquisition
              Description                                               Operating Partnership      (Improvements, net)(1)
----------------------------------------------                         -----------------------   -------------------------
                                                                                    Building &                Building &
Apartment Name               Location                 Encumbrances     Land         Fixtures     Land         Fixtures
--------------------------------------------------------------------------------------------------------------------------

Woodlake at Killearn         Tallahassee, FL                   0       1,404,300      12,638,426       3,855     1,033,554
Woodland Hills               Decatur, GA                       0       1,223,900      11,017,542         700       427,622
Woodland Meadows             Ann Arbor, MI                     0       2,003,600      18,032,640       2,400       202,265
Woodland Oaks                Tulsa, OK                         0         893,100       8,038,166           0       155,808
Woodlands of Brookfield      Brookfield, WI                   (R)      1,480,000      13,986,442       4,600       101,275
Woodlands of Minnetonka      Minnetonka, MN                    0       2,392,500      13,557,500       2,000       225,210
Woodleaf                     Campbell, CA             11,700,000       8,544,000      16,944,339       6,600       109,858
Woodmoor                     Austin, TX                        0         649,300       5,843,200       4,500     1,105,805
Woodridge (CO)               Aurora, CO                        0       2,774,000      20,974,636       6,700       190,065
Woodridge (MN)               Eagan, MN                 7,784,303       1,600,000      10,408,740       2,300        86,126
Woods of North Bend          Raleigh, NC                       0       1,039,000       9,350,616         500       907,431
Woodscape                    Raleigh, NC                       0         956,000       8,603,550       1,300       225,871
Woodside                     Lorton, VA                        0       1,308,100      12,503,220      17,900       381,594
Wynbrook                     Atlanta, GA                       0       2,544,000      10,993,900       2,500       102,267
Wyndridge 2                  Memphis, TN              14,135,000       1,486,000      13,586,157       2,000       537,255
Wyndridge 3                  Memphis, TN              10,855,000       1,500,000      13,505,510       2,500       309,751
Yarmouth Woods               Yarmouth, ME                      0         690,000       6,076,673       2,800        92,869
Yorktowne at Olde Mill       Millersville, MD                  0         216,000       1,330,710           0     4,781,195
Yuma Court                   Colorado Springs, CO              0         113,163         836,429         100       138,674
Miscellaneous                                                  0       3,100,100       5,557,176           0     1,290,355
Operating Partnership        Chicago, IL                       0               0          88,566           0             0
Management Business          Chicago, IL                       0               0       3,442,962       1,000    25,801,308
                                                  --------------  --------------  --------------  ----------  ------------
Total Investment in                               $1,765,973,005  $1,322,723,071  $9,256,895,218  $3,424,616  $359,020,229
  Real Estate                                     ==============  ==============  ==============  ==========  ============

Real Estate Held for Disposition
Fox Run (AR)                 Little Rock, AR      $            0  $      422,014  $    4,053,552  $        0  $  4,997,960
Greenwood Forest             Little Rock, AR                   0         559,038       1,736,549           0     2,794,166
Walnut Ridge                 Little Rock, AR                   0         196,079       2,424,631           0     3,155,217
Williamsburg                 Little Rock, AR                   0         315,000       1,745,958           0     3,449,424
Hawthorne                    Phoenix, AZ                       0       2,697,050      15,669,963           0       (18,590)
                                                  --------------  --------------  --------------  ----------  ------------
Total Real Estate Held for Disposition            $            0  $    4,189,181  $   25,630,653  $        0  $ 14,378,177
                                                  ==============  ==============  ==============  ==========  ============
Total Real Estate                                 $1,765,973,005  $1,326,912,252  $9,282,525,871  $3,424,617  $373,398,406
                                                  ==============  ==============  ==============  ==========  ============

--------------------------------------------------------------------------------------------------------------------------




                                   Gross Amount Carried
                                       at Close of                                                                 Life Used to
      Description                    Period 12/31/98                                                                  Compute
----------------------         ---------------------------                                                        Depreciation in
                                             Building &                       Accumulated          Date of        Latest Income
Apartment Name                    Land      Fixtures (A)       Total (B)      Depreciation       Construction      Statement (C)
---------------------------------------------------------------------------------------------------------------------------------

Woodlake at Killearn           1,408,155        13,671,980        15,080,135     2,517,124           1986          30 Years
Woodland Hills                 1,224,600        11,445,164        12,669,764     1,169,015           1985          30 Years
Woodland Meadows               2,006,000        18,234,905        20,240,905       811,464         1987-1989       30 Years
Woodland Oaks                    893,100         8,193,975         9,087,075       502,272           1983          30 Years
Woodlands of Brookfield        1,484,600        14,087,717        15,572,317       217,174           1990          30 Years
Woodlands of Minnetonka        2,394,500        13,782,710        16,177,210       515,997           1988          30 Years
Woodleaf                       8,550,600        17,054,197        25,604,797       297,985           1984          30 Years
Woodmoor                         653,800         6,949,005         7,602,805     1,354,595           1981          30 Years
Woodridge (CO)                 2,780,700        21,164,701        23,945,401       383,078          1980-82        30 Years
Woodridge (MN)                 1,602,300        10,494,865        12,097,165       228,166           1986          30 Years
Woods of North Bend            1,039,500        10,258,047        11,297,547     1,341,487           1983          30 Years
Woodscape                        957,300         8,829,421         9,786,721       734,106           1979          30 Years
Woodside                       1,326,000        12,884,814        14,210,814     1,885,850           1987          30 Years
Wynbrook                       2,546,500        11,096,167        13,642,667       224,163         1972/1976       30 Years
Wyndridge 2                    1,488,000        14,123,412        15,611,412       835,702           1988          30 Years
Wyndridge 3                    1,502,500        13,815,261        15,317,761       842,170           1988          30 Years
Yarmouth Woods                   692,800         6,169,541         6,862,341       189,251         1971/1978       30 Years
Yorktowne at Olde Mill           216,000         6,111,905         6,327,905     4,292,629           1974          30 Years
Yuma Court                       113,263           975,103         1,088,366       215,244           1985          30 Years
Miscellaneous                  3,100,100         6,847,530         9,947,630        58,968
Operating Partnership                  0            88,566            88,566        55,470            (H)
Management Business                1,000        29,244,270        29,245,270    13,786,394            (G)
                          --------------    --------------   ---------------  ------------
Total Investment
in Real Estate            $1,326,147,687    $9,615,915,445   $10,942,063,132  $718,491,400
                          ==============    ==============   ===============  ============

Real Estate Held For Disposition
Fox Run (AR)              $      422,014    $    9,051,512   $     9,473,526  $  5,252,326           1974          30 Years
Greenwood Forest                 559,038         4,530,715         5,089,753     2,628,938           1975          30 Years
Walnut Ridge                     196,079         5,579,848         5,775,928     3,109,736           1975          30 Years
Williamsburg                     315,000         5,195,382         5,510,382     2,736,573           1974          30 Years
Hawthorne                      2,697,050        15,651,373        18,348,423       584,198           1996          30 Years
                          --------------    --------------   ---------------  ------------
Total Real Estate Held
For Disposition           $    4,189,181    $   40,008,830   $    44,198,012  $ 14,311,771
                          ==============    ==============   ===============  ============

                          $1,330,336,868    $9,655,924,276   $10,986,261,144  $732,803,171
                          ==============    ==============   ===============  ============


                      ERP OPERATING LIMITED PARTNERSHIP
                  Real Estate and Accumulated Depreciation
                             December 31, 1998

NOTES:

(A) The balance of furniture & fixtures included in the total investment in real estate amount was $333,358,567 as of December 31, 1998. The balance of furniture & fixtures included in the total real estate held for disposition amount was $4,388,863 as of December 31, 1998.
(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1998 was approximately $9.1 billion.
(C) The life to compute depreciation for furniture & fixtures is 5 to 7 years.
(D) These two properties are encumbered by $14,700,888 in bonds.
(E) These 17 properties are encumbered by $136,000,000 in bonds.
(F) These four properties are encumbered by $15,500,000 in bonds.
(G) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Management Business.
(H) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Operating Partnership.
(I) Improvements are net of write-off of fully depreciated assets which are no longer in service.
(J) Combined with Cedar Cove
(K) Formerly known as Oxford & Sussex
(L) Formerly known as Post Place
(M) Formerly known as The Vinings at Coral Springs
(N) Formerly known as The Plantations (NC)
(O) These five properties are pledged as additional collateral in connection with the tax-exempt bond refinancing of $176,375,000.
(P) These 21 properties are encumbered by $132,936,821 in bonds.
(Q) These 5 properties are encumbered by a $49,525,506 note payable.
(R) These 5 properties are encumbered by $50,000,000 of mortgage debt.
(S) These properties are currently under development and will be completed subsequent to December 31, 1998.
(T) These ten properties are encumbered by $176,375,000 in bonds.
(U) Includes Port Royale I, Port Royale II and Port Royale III. Port Royale III is encumbered by a third party mortgage.


NOTES:

* Four Lakes was constructed in phases between 1968 & 1988.
(#) The Lodge-Texas was struck by a tornado that destroyed most of the property.
    The property was reconstructed during 1989 & 1990.
(x) Pines of Springdale was constructed in phases between 1985 & 1987.

                                 Schedule III

                       ERP OPERATING LIMITED PARTNERSHIP
             Real Estate and Accumulated Depreciation (continued)
                            (Amounts In Thousands)

The changes in total real estate for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                           1998          1997          1996
                                       -----------    ----------    ----------
Balance, beginning of year              $7,121,435    $2,983,510    $2,188,939
 Acquisitions                            3,927,768     4,112,126       789,056
 Improvements                              102,020        60,043        33,001
 Write-off of fully depreciated assets
  which are no longer in service               (25)         (930)          (20)
 Dispositions and other                   (164,937)      (33,314)      (27,466)
                                       -----------    ----------    ----------
Balance, end of year                   $10,986,261    $7,121,435    $2,983,510
                                       ===========    ==========    ==========

The changes in accumulated depreciation for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                           1998          1997          1996
                                       -----------    ----------    ----------
Balance, beginning of year             $   444,762    $  301,512    $  218,339
 Depreciation                              301,869       156,644        93,253
 Write-off of fully depreciated assets
  which are no longer in service               (25)         (930)          (20)
 Dispositions and other                    (13,803)      (12,464)      (10,060)
                                       -----------    ----------    ----------
Balance, end of year                   $   732,803    $  444,762    $  301,512
                                       ===========    ==========    ==========

                                      S-12