Form 10-Q
period 1999-03-31
ERP OPERATING LTD PARTNERSHIP
filed 1999-05-14
CIK 931182

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   1999                   1998
                                                                              -----------------     ----------------
ASSETS
Investment in real estate
     Land                                                                     $      1,351,360      $     1,326,148
     Depreciable property                                                            9,647,811            9,519,579
     Construction in progress                                                           83,111               96,336
                                                                              -----------------     ----------------
                                                                                    11,082,282           10,942,063
  Accumulated depreciation                                                           (814,330)            (718,491)
                                                                              -----------------     ----------------
      Investment in real estate, net of accumulated depreciation                    10,267,952           10,223,572

Real estate held for disposition                                                            -                29,886
Cash and cash equivalents                                                               10,738                3,965
Investment in mortgage notes, net                                                       86,913               88,041
Rents receivable                                                                         1,765                4,758
Deposits - restricted                                                                   48,276               69,339
Escrow deposits - mortgage                                                              66,737               68,725
Deferred financing costs, net                                                           26,363               27,569
Other assets                                                                           193,217              184,405
                                                                              -----------------     ----------------
       TOTAL ASSETS                                                           $     10,701,961      $    10,700,260
                                                                              =================     ================
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable                                                   $      2,353,479      $     2,341,011
     Notes, net                                                                      2,049,183            2,049,516
     Lines of credit                                                                   165,000              290,000
     Accounts payable and accrued expenses                                              88,299              100,926
     Accrued interest payable                                                           60,685               46,176
     Rents received in advance and other liabilities                                    64,240               54,616
     Security deposits                                                                  37,013               37,439
     Distributions payable                                                             112,306               18,755
                                                                              -----------------     ----------------
       TOTAL LIABILITIES                                                             4,930,205            4,938,439
                                                                              -----------------     ----------------
Commitments and contingencies

Partners' capital:
     Redeemable Preference Interests                                                     4,833                4,833
                                                                              -----------------     ----------------

Cumulative Convertible or Redeemable Preference Units                                1,410,414            1,410,574
                                                                              -----------------     ----------------

     General Partner                                                                 3,926,943            3,919,873
     Limited Partners                                                                  429,566              426,541
                                                                              -----------------     ----------------

Total General Partner and Limited Partners capital                                   4,356,509            4,346,414
                                                                              -----------------     ----------------
          TOTAL PARTNERS' CAPITAL                                                    5,771,756            5,761,821
                                                                              -----------------     ----------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $     10,701,761      $    10,700,260
                                                                              =================     ================

                            SEE ACCOMPANYING NOTES
                                       2

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)


                                                                               QUARTER ENDED MARCH 31,
                                                                      --------------------------------------
                                                                           1999                   1998
                                                                      --------------------------------------
REVENUES
   Rental income                                                      $      406,062          $     277,226
   Fee and asset management                                                    1,234                  1,360
   Interest income - investment in mortgage notes                              2,895                  4,931
   Interest and other income                                                   6,046                  2,824
                                                                      ---------------         --------------
        Total revenues                                                       416,237                286,341
                                                                      ---------------         --------------
EXPENSES
   Property and maintenance                                                   97,047                 66,713
   Real estate taxes and insurance                                            42,048                 27,443
   Property management                                                        14,201                 11,579
   Fee and asset management                                                      867                  1,052
   Depreciation                                                               96,901                 64,390
   Interest:
        Expense incurred                                                      79,197                 50,254
        Amortization of deferred financing costs                                 845                    624
   General and administrative                                                  5,867                  4,880
                                                                      ---------------         --------------
        Total expenses                                                       336,973                226,935
                                                                      ---------------         --------------
Income before gain on disposition of properties, net                          79,264                 59,406
   Gain on disposition of properties, net                                     21,416                  1,869
                                                                      ---------------         --------------
Net income                                                            $      100,680          $      61,275
                                                                      ===============         ==============
ALLOCATION OF NET INCOME:
Redeemable Preference Interests                                       $           66          $          -
                                                                      ===============         ==============
9 3/8% Series A Cumulative Redeemable Preference Units                $        3,586          $       3,586
                                                                      ===============         ==============
9 1/8% Series B Cumulative Redeemable Preference Units                $        2,852          $       2,852
                                                                      ===============         ==============
9 1/8% Series C Cumulative Redeemable Preference Units                $        2,623          $       2,623
                                                                      ===============         ==============
8.60% Series D Cumulative Redeemable Preference Units                 $        3,763          $       3,763
                                                                      ===============         ==============
Series E Cumulative Convertible Preference Units                      $        1,749          $       1,749
                                                                      ===============         ==============
9.65% Series F Cumulative Redeemable Preference Units                 $        1,387          $       1,387
                                                                      ===============         ==============
7 1/4% Series G Convertible Cumulative Preference Units               $        5,732          $       5,732
                                                                      ===============         ==============
7.00% Series H Cumulative Convertible Preference Units                $           66          $          -
                                                                      ===============         ==============
8.82% Series I Cumulative Convertible Preference Units                $        2,205          $          -
                                                                      ===============         ==============
8.60% Series J Cumulative Convertible Preference Units                $        2,472          $          -
                                                                      ===============         ==============
8.29% Series K Cumulative Redeemable Preference Units                 $        1,036          $          -
                                                                      ===============         ==============
7.625% Series L Cumulative Redeemable Preference Units                $        1,906          $          -
                                                                      ===============         ==============
General Partner                                                               64,177                 35,895
Limited Partners                                                               7,060                  3,688
                                                                      ---------------         --------------
Net income available to OP Unit holders                               $       71,237          $      39,583
                                                                      ===============         ==============
Weighted average OP Units outstanding                                        132,066                102,948
                                                                      ===============         ==============
Net income per weighted average OP Unit outstanding                   $         0.54          $        0.38
                                                                      ===============         ==============
Net income per weighted average OP Unit outstanding -
     assuming dilution                                                $         0.54          $        0.38
                                                                      ===============         ==============

                            SEE ACCOMPANYING NOTES
                                       3

                       ERP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           QUARTER ENDED MARCH 31,
                                                                                        ---------------------------
                                                                                             1999          1998
                                                                                        ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $    100,680   $     61,275
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
     Depreciation                                                                             96,901         64,390
     Amortization of deferred financing costs                                                    845            624
     Amortization of discounts and premiums on debt                                             (608)          (524)
     Amortization of treasury locks and options on debt                                          257            398
     Interest capitalized to real estate developments                                           (609)             -
     Gain on disposition of properties, net                                                  (21,416)        (1,869)
CHANGES IN ASSETS AND LIABILITIES:
        Decrease (increase) in rents receivable                                                2,661           (496)
        (Increase) decrease in deposits - restricted                                          (3,465)           357
        Decrease (increase) in other assets                                                    4,362         (2,093)
        (Decrease) in accounts payable and accrued expenses                                  (12,627)          (912)
        Increase in accrued interest payable                                                  14,509          7,466
        (Decrease) increase in security deposits                                                (531)         1,518
        Increase in rents received in advance and other liabilities                           12,687          3,600
                                                                                         ------------   ------------

     Net cash provided by operating activities                                               193,646        133,734
                                                                                         ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                            (107,058)      (142,203)
  Improvements to real estate                                                                (24,922)       (14,091)
  Additions to non-real estate property                                                       (2,450)        (2,385)
  Proceeds from disposition of real estate, net                                               75,997         16,665
  Purchase of management contract rights                                                        (285)          (119)
  Decrease (increase) in mortgage deposits                                                     1,864           (450)
  Decrease (increase) in deposits on real estate acquisitions, net                            24,527         (3,628)
  Decrease in investment in mortgage notes                                                     1,128            531
  Investment in limited partnerships                                                         (15,847)       (11,094)
  Costs related to Mergers                                                                    (2,612)          (987)
  Other investing activities                                                                    (355)            20
                                                                                         ------------   ------------

     Net cash (used for) investing activities                                                (50,013)      (157,741)
                                                                                         ------------   ------------


                            SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             QUARTER ENDED MARCH 31,
                                                                                         ------------------------------------
                                                                                             1999              1998
                                                                                         ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from General Partner                                                  17,389          348,384
  Distributions paid to partners                                                             (29,764)         (23,547)
  Principal receipts on employee notes                                                            47              158
  Principal receipts on pledged notes receivable                                               4,681                -
  Proceeds from lines of credit                                                              298,000                -
  Repayments on lines of credit                                                             (423,000)        (235,000)
  Principal payments on mortgage notes payable                                                (4,161)         (20,542)
  Loan and bond acquisition costs                                                                (52)          (1,166)
                                                                                        -------------     ------------

     Net cash (used for) provided by financing activities                                   (136,860)          68,287
                                                                                        -------------     ------------

Net increase in cash and cash equivalents                                                      6,773           44,280
Cash and cash equivalents, beginning of period                                                 3,965          147,271
                                                                                        -------------     ------------

Cash and cash equivalents, end of period                                               $      10,738     $    191,551
                                                                                        =============     ============



SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                               $      65,297     $     42,788
                                                                                        =============     ============

Mortgage loans assumed and/or entered into through acquisitions of
real estate                                                                            $      16,903     $     93,617
                                                                                        =============     ============

Real estate contributed in exchange for OP Units or Preference
Interests, net                                                                         $       8,929     $         50
                                                                                        =============     ============


                            SEE ACCOMPANYING NOTES

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

DEFINITION OF SPECIAL TERMS:

Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K").

1.       BUSINESS

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of March 31, 1999, the Operating Partnership controlled a portfolio of 654 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and an investment in six joint ventures consisting of six properties (collectively, the "Additional Properties").

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1999 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

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

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

of the interim financial statements. All such adjustments are of a normal and recurring nature.

3.       PARTNERS' CAPITAL

         The limited partners of the Operating Partnership as of March 31, 1999 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 13,234,979 OP Units which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares (which amount includes Junior Convertible Preference Units, which are convertible into 98,626 OP Units). As of March 31, 1999, the Company (as the general partner) had an approximate 90.01% interest and the Limited Partners had an approximate 9.99% interest.

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

         The following table summarizes the distributions paid to OP Unit and Junior Convertible Preference Unit holders and the Company as holder of the various Preference Units listed below as of the record date of March 19, 1999 related to the quarter ended March 31, 1999:

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

                                          DISTRIBUTION
                                             AMOUNT         DATE PAID
--------------------------------------- ---------------- ---------------
Series A Preferred                         $0.5859380       04/15/99

Series B Depositary                        $0.5703130       04/15/99

Series C Depositary                        $0.5703130       04/15/99

Series D Depositary                        $0.5375000       04/15/99

Series E Preferred                         $0.4375000       04/01/99

Series F Preferred                         $0.6031250       04/15/99

Series G Depositary                        $0.4531250       04/15/99

Series H Depositary                        $0.4375000       03/31/99

Series I Depositary                        $0.5512500       03/31/99

Series J Depositary                        $0.5375000       03/31/99

Series K Depositary                        $1.0362500       03/31/99

Series L Depositary                        $0.4765625       03/31/99

OP Units                                   $     0.71       04/09/99

Junior Convertible Preference Units        $     0.67       04/09/99

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

4.       REAL ESTATE ACQUISITIONS

         During the quarter ended March 31, 1999, the Operating Partnership acquired the seven Properties listed below, of which three were acquired from unaffiliated third parties and four were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Operating Partnership assumed mortgage indebtedness of approximately $16.9 million and issued OP Units having a value of approximately $8.9 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain Properties and working capital.

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

=============== ===================== =========================== ============= =================
                                                                                    PURCHASE
     DATE                                                            NUMBER          PRICE
   ACQUIRED     PROPERTY              LOCATION                      OF UNITS     (IN THOUSANDS)
--------------- --------------------- --------------------------- ------------- -----------------
   01/22/99     Fireside Park         Rockville, MD                    236           $14,279
   01/22/99     Mill Pond             Glen Burnie, MD                  240            11,745
   01/28/99     Aspen Crossing        Wheaton, MD                      192            11,386
   02/24/99     Copper Canyon         Highlands Ranch, CO              222            16,200
   03/04/99     Siena Terrace         Lake Forest, CA                  356            33,000
   03/23/99     Greenbriar            Kirkwood, MO                     218            12,033
   03/24/99     Fairland Gardens      Silver Spring, MD                400            25,897
--------------- --------------------- --------------------------- ------------- -----------------
                                                                     1,864          $124,540
=============== ===================== =========================== ============= =================

5.       REAL ESTATE DISPOSITIONS

         During the quarter ended March 31, 1999, the Operating Partnership disposed of the properties listed below. Each property was sold to an unaffiliated third party. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $21.4 million on the disposition of these seven Properties.

   =============== ============================= ======================= =============== =================
                                                                                           DISPOSITION
        DATE                                                                 NUMBER           PRICE
       DISPOSED    PROPERTY                      LOCATION                   OF UNITS      (IN THOUSANDS)
   --------------- ----------------------------- ----------------------- --------------- -----------------
      01/06/99     Fox Run                       Little Rock, AR                 337          $10,623
      01/06/99     Greenwood Forest              Little Rock, AR                 239            7,533
      01/06/99     Walnut Ridge                  Little Rock, AR                 252            7,943
      01/06/99     Williamsburg                  Little Rock, AR                 211            6,651
      01/27/99     The Hawthorne                 Phoenix, AZ                     276           20,500
      03/02/99     The Atrium                    Durham, NC                      208           10,750
      03/24/99     Greenbriar                    Kirkwood, MO                    218           12,525
   --------------- ----------------------------- ----------------------- --------------- -----------------
                                                                               1,741          $76,525
   =============== ============================= ======================= =============== =================

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of March 31, 1999, in addition to the properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to acquire five multifamily properties containing 1,254 units from unaffiliated third parties. The expected combined purchase price is approximately $75.9 million, which includes the assumption of mortgage indebtedness of approximately $19.6 million.

         As of March 31, 1999, in addition to the Property that was subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of nine multifamily properties containing 2,688 units to unaffiliated third parties. The expected combined disposition price is approximately $148.3 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

paragraph.

7.       CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

         The following tables set forth the computation of net income per weighted average OP Unit outstanding and net income per weighted average OP Unit outstanding - assuming dilution.

                                                                             QUARTER ENDED MARCH 31,
                                                                        ----------------------------------
                                                                             1999               1998
                                                                        ----------------------------------
                                                                        (Amounts in thousands except per
                                                                                 OP Unit amounts)
         NUMERATOR:

         Income before gain on disposition of properties, net
             and allocation of income to Redeemable Preference
             Interests and Redeemable Preference Units                       $  79,264         $  59,406
         Income allocated to Redeemable Preference Interests                       (66)                -
         Income allocated to Redeemable Preference Units                       (29,377)          (21,692)
                                                                        ----------------------------------

         Income before gain on disposition of properties, net                   49,821            37,714
         Gain on disposition of properties, net                                 21,416             1,869
                                                                        ----------------------------------
         Numerator for net income per weighted average
             OP Unit outstanding                                                71,237            39,583
         Effect of dilutive securities:
             Cumulative Convertible Preference Units                                -                 -
                                                                        ----------------------------------
         Numerator for net income per weighted average
             OP Unit outstanding - assuming dilution                         $  71,237         $  39,583
                                                                        ==================================


         DENOMINATOR:

         Denominator for net income per weighted
             average OP Unit outstanding                                       132,066           102,948
         Effect of dilutive securities (1):
             OP Units issuable upon exercise of the
             Company's share options                                               568             1,152
                                                                        ----------------------------------
         Denominator for net income per weighted average
             OP Unit outstanding - assuming dilution                           132,634           104,100
                                                                        ==================================

         Net income per weighted average OP Unit
             outstanding                                                      $   0.54          $   0.38
                                                                        ==================================

         Net income per weighted average OP Unit
             outstanding - assuming dilution                                  $   0.54          $   0.38
                                                                        ==================================

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

                                                                             QUARTER ENDED MARCH 31,
                                                                        ----------------------------------
                                                                             1999               1998
                                                                        ----------------------------------
                                                                         (Amounts in thousands except per
                                                                                 OP Unit amounts)
         NET INCOME PER WEIGHTED AVERAGE OP UNIT
             OUTSTANDING:

         Income before gain on disposition of properties, net
             per weighted average OP Unit outstanding                          $   0.38          $   0.36

         Gain on disposition of properties, net                                    0.16              0.02
                                                                        ----------------------------------

         Net income per weighted average OP Unit
             outstanding                                                       $   0.54          $   0.38
                                                                        ==================================


         NET  INCOME PER WEIGHTED AVERAGE OP UNIT
             OUTSTANDING - ASSUMING DILUTION:

         Income before gain on disposition of properties, net
             per weighted average OP Unit
             outstanding - assuming dilution                                   $   0.38          $   0.36

         Gain on disposition of properties, net                                    0.16              0.02
                                                                        ----------------------------------

         Net income per weighted average OP Unit
             outstanding - assuming dilution                                   $   0.54          $   0.38
                                                                        ==================================

(1) Convertible Preference Units that could be converted into 13,123,062 and 7,623,745 weighted Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) were outstanding for the quarter ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

8.       MORTGAGE NOTES PAYABLE

         As of March 31, 1999, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.4 billion encumbering 218 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $286.1 million) was approximately $3.8 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the quarter ended March 31, 1999, the Operating Partnership assumed the outstanding mortgage balances on two Properties in the aggregate amount of $16.9 million.

         As of March 31, 1999, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. During the quarter ended March 31, 1999, the effective interest cost calculated for all of the Operating Partnership's debt was 7.09%.

9.       NOTES

         As of March 31, 1999, the Operating Partnership had outstanding unsecured notes of approximately $2.0 billion, net of a $5.0 million discount and including a $8.6 million premium.

10.      LINES OF CREDIT

         The Operating Partnership has a revolving credit facility with Morgan Guaranty Trust Operating Partnership of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. As of March 31, 1999, $125 million was outstanding under this facility, bearing interest at a weighted average rate of 5.33%.

         In connection with the MRY Merger, the Operating Partnership assumed an additional credit facility with First Union Bank as agent with potential borrowings of up to $120 million. As of March 31, 1999, $40 million was outstanding under this facility, bearing interest at a weighted average rate of 5.42%.

11.      DEPOSITS - RESTRICTED

         Deposits-restricted as of March 31, 1999 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $2.7 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of one property and earnest money deposits made for additional acquisitions. In addition, approximately $19.8 million was for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties.

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

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

         In regards to the joint venture agreement with a multifamily residential real estate developer during the quarter ended March 31, 1999, the Operating Partnership funded a total of $15.9 million and during the remainder of 1999 the Operating Partnership expects to fund approximately $48.2 million in connection with this agreement.

         In regards to certain other properties that were under development and/or expansion during the quarter ended March 31, 1999, the Operating Partnership funded $5.1 million. During the remainder of 1999, the Operating Partnership expects to fund $52.9 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that are under earnout/development agreements, during the quarter ended March 31, 1999, $16.2 million was funded relating to the completion/acquisition of Copper Canyon. In addition, the Operating Partnership may be required to fund an additional $1 million earnout payment to the developer of Copper Canyon if certain specified operation levels are met. During the remainder of 1999, the Operating Partnership expects to fund approximately $43.7 million related to other earnout/development projects. Subsequent to March 31, 1999, the Operating Partnership has funded $22.7 million relating to the completion/acquisition of Skyview, which included a $1.0 million advance of the earnout payment to the developer of Skyview.

         In connection with the Wellsford Merger, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of March 31, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

         In connection with the MRY Merger, the Operating Partnership extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At March 31, 1999, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points. The Operating Partnership has a potential obligation to fund up to an additional $6.7 million under the Senior Debt Agreement.

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

13.   REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the quarters ended March 31, 1999 and 1998.

                                                                   RENTAL REAL         CORPORATE/
            MARCH 31, 1999 (AMOUNTS IN THOUSANDS)                   ESTATE(1)           OTHER(2)      CONSOLIDATED
  ----------------------------------------------------------------------------------------------------------------
  Rental income                                                   $    406,062       $       -      $    406,062
  Property and maintenance expense                                     (97,047)              -           (97,047)
  Real estate tax and insurance expense                                (42,048)              -           (42,048)
  Property management expense                                          (14,201)              -           (14,201)
                                                             -----------------------------------------------------
  Net operating income                                                 252,766               -           252,766

  Fee and asset management income                                           -             1,234            1,234
  Interest income - investment in mortgage notes                            -             2,895            2,895
  Interest and other income                                                 -             6,046            6,046
  Fee and asset management expense                                          -              (867)            (867)
  Depreciation expense on non-real estate assets                            -            (1,705)          (1,705)
  Interest expense:
      Expense incurred                                                      -           (79,197)         (79,197)
      Amortization of deferred financing costs                              -              (845)            (845)
  General and administrative expense                                        -            (5,867)          (5,867)
  Allocation of net income to Preference Unit holders                       -           (29,377)         (29,377)
  Adjustment for depreciation expense related to
      equity in  unconsolidated joint ventures                              -               276              276
                                                             -----------------------------------------------------

  Funds from operations available to OP Units                          252,766         (107,407)         145,359

  Depreciation expense on real estate assets                           (95,196)              -           (95,196)
  Gain on disposition of properties, net                                21,416               -            21,416
  Allocation of net income to Preference Interest
      holders                                                               -               (66)             (66)
  Adjustment for depreciation expense related to
      equity in unconsolidated joint ventures                               -              (276)            (276)
                                                             -----------------------------------------------------

  Net income available to OP Unit holders                         $    178,986       $ (107,749)    $     71,237
                                                             =====================================================

  Investment in real estate, net of accumulated
      depreciation                                                $ 10,251,871       $   16,081     $ 10,267,952
                                                             =====================================================

  Total assets                                                    $ 10,251,871       $  450,090     $ 10,701,961
                                                             =====================================================

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

                                                                   RENTAL REAL         CORPORATE/
            MARCH 31, 1998 (AMOUNTS IN THOUSANDS)                   ESTATE(1)           OTHER(2)      CONSOLIDATED
  ----------------------------------------------------------------------------------------------------------------
  Rental income                                                    $   277,226       $        -        $  277,226
  Property and maintenance expense                                     (66,713)               -           (66,713)
  Real estate tax and insurance expense                                (27,443)               -           (27,443)
  Property management expense                                          (11,579)                           (11,579)
                                                             -----------------------------------------------------
  Net operating income                                                 171,491                -           171,491

  Fee and asset management income                                           -              1,360            1,360
  Interest income - investment in mortgage notes                            -              4,931            4,931
  Interest and other income                                                 -              2,824            2,824
  Fee and asset management expense                                          -             (1,052)          (1,052)
  Depreciation expense on non-real estate assets                            -             (1,165)          (1,165)
  Interest expense:
      Expense incurred                                                      -            (50,254)         (50,254)
      Amortization of deferred financing costs                              -               (624)            (624)
  General and administrative expense                                        -             (4,880)          (4,880)
  Allocation of net income to Preference Unit holders                       -            (21,692)         (21,692)
  Adjustment for amortization of deferred financing
      costs related to predecessor business                                 -                 12               12
                                                             -----------------------------------------------------
  Funds from operations available to OP Units                          171,491           (70,540)         100,951

  Depreciation expense on real estate assets                           (63,225)               -           (63,225)
  Gain on disposition of properties, net                                 1,869                -             1,869
  Adjustment for amortization of deferred financing
      costs related to predecessor business                                -                 (12)             (12)
                                                             -----------------------------------------------------

  Net income available to OP Unit holders                          $   110,135       $   (70,552)      $    39,583
                                                             =====================================================

  Investment in real estate, net of
      accumulated depreciation                                     $ 6,843,693       $    10,842       $ 6,854,535
                                                             =====================================================

  Total assets                                                     $ 6,843,693       $   485,649       $ 7,329,342
                                                             =====================================================

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

                      ERP OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)

14.      SUBSEQUENT EVENTS

         On April 28, 1999, the Operating Partnership acquired Pine Tree Club Apartments, a 150-unit multifamily property located in Wildwood, Missouri, from an unaffiliated third party for a purchase price of approximately $8.0 million, which included the assumption of approximately $5.5 million of mortgage indebtedness.

         On April 28, 1999, the Operating Partnership acquired Westbrooke Village I & II Apartments, a 252-unit multifamily property located in Manchester, Missouri from an unaffiliated third party for a purchase price of approximately $12.6 million, which included the assumption of approximately $8.5 million of mortgage indebtedness.

         On April 29, 1999, the Operating Partnership acquired Brookside Apartments, a 228-unit multifamily property located in Frederick, Maryland, from an affiliated party for a purchase price of approximately $10.8 million, which included the assumption of approximately $8.3 million of mortgage indebtedness.

         On April 30, 1999, the Operating Partnership acquired Skyview Apartments, a 260-unit multifamily property located in Rancho Santa Margarita, California, from an unaffiliated third party for a purchase price of approximately $21.8 million. In addition, the Operating Partnership funded a $1.0 million advance of the earnout payment to the developer of Skyview.

         In April 1999, the Company issued 1,936 Common Shares pursuant to the Share Purchase - DRIP Plan. The Company contributed to the Operating Partnership net proceeds of $88,168 in connection therewith.

         On May 6, 1999, the Operating Partnership disposed of Sandstone at Bear Creek Apartments, a 40-unit multifamily property located in Euless, TX, to an unaffiliated third party for a total sales price of $2.1 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships, the Financing Partnerships and the LLCs, and Merry Land DownREIT I LP, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

         - the alternative sources of capital to the Operating Partnership are too high;
         - occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and
         - additional factors as discussed in Part I of the Annual Report as filed on Form 10-K.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. During the year ended 1998, the Operating Partnership acquired 207 properties containing 55,143 units and four properties under development representing 1,378 units (the "1998 Acquired Properties"). In addition, during the quarter ended March 31, 1999, the Operating Partnership acquired seven properties containing 1,864 units (the "1999 Acquired Properties").

         The Operating Partnership also disposed of twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties"); and seven properties containing 1,741 units during the quarter ended March 31, 1999 (the "1999 Disposed Properties").

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Operating Partnership's overall results of operations for the quarters ended March 31, 1999 and 1998 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties. The impact of the 1998 Acquired Properties and the 1999 Acquired Properties is discussed in greater detail in the following paragraphs.

         Properties that the Operating Partnership owned for all of the quarter ended March 31, 1999 and March 31, 1998 (the "First Quarter 1999 Same Store Properties"), which represented 127,514 units, also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

         COMPARISON OF QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 1998

         For the quarter ended March 31, 1999, income before gain on disposition of properties increased by $19.9 million when compared to the quarter ended March 31, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the First Quarter 1999 Same Store Properties, rental revenues increased by approximately $10.9 million or 4.2% primarily as a result of higher rental rates charged to new tenants and tenant renewals, a 0.26% increase in average economic occupancy levels and a 0.65% increase in income from billing tenants for their share of utility costs. Overall, property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.3 million or 1.3%. This increase was primarily the result of an increase in real estate taxes on certain properties, higher on-site compensation costs, leasing and advertising costs and utility charges.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $2.6 million primarily due to the continued expansion of the Operating Partnership's property management business.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues and expenses decreased due to the Operating Partnership acquiring certain of these properties that were formerly only fee-managed.

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense, including amortization of deferred financing costs, increased by approximately $29.2 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding, which increased by $1.8 billion. However, the Operating Partnership's effective interest costs decreased from 7.27% for the quarter ended March 31, 1998 to 7.09% for the quarter ended March 31, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.0 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel in the Operating Partnership's Human Resources, Accounting, Legal and Information Systems groups as well as higher compensation costs, shareholder reporting costs and professional fees. However, by gaining certain economies of scale with a much larger operation, these expenses as a percentage of total revenues were 1.41% for the quarter ended March 31, 1999 compared to 1.70% of total revenues for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 1999, the Operating Partnership had approximately
$4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at March 31, 1999 was approximately $10.7 million and the amount available on the Operating Partnership's lines of credit was $455 million, of which $12 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         With respect to Property acquisitions during the quarter, the Operating Partnership purchased seven Properties containing 1,864 units for a total purchase price of approximately $124.5 million, including the assumption of mortgage indebtedness of approximately $16.9 million and the issuance of OP Units with a value of $8.9 million. These acquisitions were primarily funded from the disposition of certain properties and working capital.

         Subsequent to March 31, 1999 and through May 12, 1999, the Operating Partnership acquired four additional properties containing 890 units for a total purchase price of approximately $53.2 million and the assumption of mortgage indebtedness of approximately $22.3 million. These acquisitions were primarily funded with proceeds from the disposition of certain properties, the lines of credit and working capital.

         During the quarter ended March 31, 1999, the Operating Partnership disposed of seven properties that generated net proceeds of $76 million. These proceeds were or will be ultimately applied to purchase additional properties.

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Subsequent to March 31, 1999 and through May 12, 1999, the Operating Partnership disposed of one property for a total sales price of $2.1 million. These proceeds will be utilized to purchase additional properties. The Operating Partnership anticipates that it will continue to sell certain properties in the portfolio.

         In regards to the joint venture agreement with a multifamily residential real estate developer during the quarter ended March 31, 1999, the Operating Partnership funded a total of $15.9 million and during the remainder of 1999 the Operating Partnership expects to fund approximately $48.2 million in connection with this agreement.

         In regards to certain other properties that were under development and/or expansion during the quarter ended March 31, 1999, the Operating Partnership funded $5.1 million. During the remainder of 1999, the Operating Partnership expects to fund $52.9 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that are under earnout/development agreements, during the quarter ended March 31, 1999, $16.2 million was funded relating to the completion/acquisition of Copper Canyon. In addition, the Operating Partnership may be required to fund an additional $1 million earnout payment to the developer of Copper Canyon if certain specified operation levels are met. During the remainder of 1999, the Operating Partnership expects to fund approximately $43.7 million related to other earnout/development projects. Subsequent to March 31, 1999, the Operating Partnership has funded $22.7 million relating to the completion/acquisition of Skyview, which included a $1.0 million advance of the earnout payment to the developer of Skyview.

         As of March 31, 1999, the Operating Partnership had total indebtedness of approximately $4.6 billion, which included mortgage indebtedness of $2.4 billion (including premiums of $4.2 million), of which $930.4 million represented tax-exempt bond indebtedness, and unsecured debt of $2.0 billion, including net discounts and premiums in the amount of $3.6 million.

         In May 1999, the Operating Partnership expects to repay its 1999 Notes that mature on May 15, 1999. The $125 million repayment will be initially funded from borrowings under the Operating Partnership's lines of credit. In addition, on June 1, 1999, the Operating Partnership anticipates repaying the principal balance on one of its mortgage notes in the amount of $8.0 million. This repayment will also be primarily funded from additional borrowings under the lines of credit.

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

         During the quarter ended March 31, 1999, total capital expenditures for the Operating Partnership approximated $27.4 million. Of this amount, approximately $8.8 million, or $73 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $5.9 million, or $92 per unit. Capital spent for replacement-type items approximated $10.2 million, or $55 per unit. Also included in total capital expenditures was approximately $2.5 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1999 are budgeted to be approximately $90 million.

         Total distributions paid in April 1999 amounted to approximately $115.2 million, which included distributions declared for the quarter ended March 31, 1999.

         In April 1999, the Company issued 1,936 Common Shares pursuant to the Share Purchase - DRIP Plan. The Company contributed to the Operating Partnership net proceeds of $88,168 in connection therewith.

         The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its lines of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, reduction of outstanding amounts under its lines of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Operating Partnership has a revolving credit facility with Morgan Guaranty and Bank of America as co-agents to provide the Operating Partnership, with potential borrowings of up to $500 million. This credit facility matures in November 1999 and will continue to be used to fund property acquisitions and short term liquidity requirements. As of May 11, 1999, $175 million was outstanding under this facility.

         In connection with the MRY Merger, the Operating Partnership assumed a second revolving credit facility with First Union Bank as agent with potential borrowings of up to $120 million. This credit facility matures in September 2000 and will also be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of May 11, 1999, $27 million was outstanding under this facility.

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of May 12, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

         In conjunction with the MRY Merger in October 1998, the Operating Partnership entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Operating Partnership contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. In return for the spin-off of certain assets and liabilities to MRYP Spinco, the Operating Partnership received
(from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable. At March 31,
1999 approximately $18.3 million was outstanding on the Senior Note, bearing interest at LIBOR plus 250 basis points. The Operating Partnership has a potential obligation to fund up to an additional $6.7 million under the Senior Note.

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

         The Operating Partnership anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Operating Partnership is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second or third quarter of 1999. The Operating Partnership has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 80% has been incurred as of March 31, 1999. During the first quarter of 1999, the primary focus of the Year 2000 remediation efforts has been on implementing and testing the previously scheduled upgrades and Year 2000 compliant versions of existing IT systems as well as continuing the assessment of the Operating Partnership's exposure regarding non-IT systems at property sites. Of the remaining $200,000 budgeted to complete the Operating Partnership's Year 2000 remediation project, approximately $50,000 has been allocated to engage Year 2000 consultants to help the Operating Partnership monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $150,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

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

         Management of the Operating Partnership believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In addition, the Operating Partnership is developing its contingency plans for critical operational areas that might be affected by the Year 2000 issue if compliance by the Operating Partnership is delayed. Aside from catastrophic failure of utility companies, banks or governmental agencies, the Operating Partnership believes that it could continue its normal business operations if compliance by the Operating Partnership is delayed. The Operating Partnership does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

                       ERP OPERATING LIMITED PARTNERSHIP
                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FUNDS FROM OPERATIONS

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

         For the quarter ended March 31, 1999, FFO increased $44.4 million, representing a 44% increase when compared to the quarter ended March 31, 1998.

         The following is a reconciliation of net income to FFO for the quarters ended March 31, 1999 and 1998:


------------------------------------------------------------------------------------------------
                                                           Quarter Ended           Quarter Ended
                                                              3/31/99                 3/31/98
------------------------------------------------------------------------------------------------
Net income                                                   $100,680                $ 61,275
Adjustments:
         Depreciation on real estate assets*                   95,472                  63,225
         Amortization of deferred financing costs
           related to predecessor business                        -                        12
         Allocation of net income to
           Preference Unit holders                            (29,377)                (21,692)
         Gain on disposition of properties                    (21,416)                 (1,869)
------------------------------------------------------------------------------------------------
FFO                                                          $145,359                $100,951
                                                             --------                --------
------------------------------------------------------------------------------------------------


* Includes $275,603 related to the Operating Partnership's share of depreciation from unconsolidated joint ventures for the quarter ended March 31, 1999.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges.

(B)      Reports on Form 8-K:

         None.


                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ERP OPERATING LIMITED PARTNERSHIP
                              BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                  ITS GENERAL PARTNER


Date: May 12, 1999            By:  /s/             Bruce C. Strohm
      ------------                    ------------------------------------------
                                                   Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                    and Secretary


Date: May 12, 1999            By:  /s/            Michael J. McHugh
      ------------                    ------------------------------------------
                                                  Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                                Officer and Treasurer