Form 10-Q
period 1999-06-30
ERP OPERATING LTD PARTNERSHIP
filed 1999-08-13
CIK 931182

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    JUNE 30,            DECEMBER 31,
                                                                      1999                  1998
                                                                ----------------      ---------------
ASSETS
Investment in real estate
     Land                                                          $  1,373,812        $   1,326,148
     Depreciable property                                             9,730,434            9,519,579
     Construction in progress                                            59,744               96,336
                                                                ----------------      ---------------
                                                                     11,163,990           10,942,063
     Accumulated depreciation                                          (902,351)            (718,491)
                                                                ----------------      ---------------
Investment in real estate, net of accumulated depreciation           10,261,639           10,223,572

Real estate held for disposition                                         32,844               29,886
Cash and cash equivalents                                                95,496                3,965
Investment in mortgage notes, net                                        85,882               88,041
Rents receivable                                                            957                4,758
Deposits - restricted                                                    70,701               69,339
Escrow deposits - mortgage                                               68,416               68,725
Deferred financing costs, net                                            28,932               27,569
Other assets                                                            196,942              184,405
                                                                ----------------      ---------------
       TOTAL ASSETS                                                $ 10,841,809        $  10,700,260
                                                                ================      ===============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable                                        $  2,323,247        $   2,341,011
     Notes, net                                                       2,299,497            2,049,516
     Lines of credit                                                     85,000              290,000
     Accounts payable and accrued expenses                              107,763              100,926
     Accrued interest payable                                            45,000               46,176
     Rents received in advance and other liabilities                     57,943               54,616
     Security deposits                                                   35,967               37,439
     Distributions payable                                              114,103               18,755
                                                                ----------------      ---------------
       TOTAL LIABILITIES                                              5,068,520            4,938,439
                                                                ----------------      ---------------
Commitments and contingencies

Partners' capital:
     Junior Convertible Preference Units                                  7,712                4,833
                                                                ----------------      ---------------
     Cumulative Convertible or Redeemable Preference Units            1,335,884            1,410,574
                                                                ----------------      ---------------
          General Partner                                             4,018,089            3,919,873
          Limited Partners                                              411,604              426,541
                                                                ----------------      ---------------
     Total General Partner and Limited Partners capital               4,429,693            4,346,414
                                                                ----------------      ---------------
     TOTAL PARTNERS' CAPITAL                                          5,773,289            5,761,821
                                                                ----------------      ---------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $ 10,841,809        $  10,700,260
                                                                ================      ===============


                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED                  QUARTER ENDED
                                                            JUNE 30,                         JUNE 30,
                                                   ----------------------------     ---------------------------
                                                      1999            1998             1999           1998
                                                   ----------------------------     ---------------------------
REVENUES
   Rental income                                    $  819,178      $  571,370       $ 413,116      $  294,144
   Fee and asset management                              2,414           2,790           1,180           1,430
   Interest income - investment
   in mortgage notes                                     5,644          10,221           2,749           5,290
   Interest and other income                            11,323           9,010           5,277           6,186
                                                   ------------    ------------     -----------    ------------
        Total revenues                                 838,559         593,391         422,322         307,050
                                                   ------------    ------------     -----------    ------------
EXPENSES
   Property and maintenance                            196,865         138,303          99,818          71,391
   Real estate taxes and insurance                      84,515          56,484          42,467          29,041
   Property management                                  27,973          25,007          13,772          13,516
   Fee and asset management                              1,624           2,247             757           1,197
   Depreciation                                        197,134         131,910         100,233          67,520
   Interest:
      Expense incurred                                 158,499         105,651          79,302          55,397
      Amortization of deferred financing costs           1,661           1,275             816             651
   General and administrative                           10,914           9,974           5,047           5,203
                                                   ------------    ------------     -----------    ------------
        Total expenses                                 679,185         470,851         342,212         243,916
                                                   ------------    ------------     -----------    ------------
Income before gain on disposition
of properties, net and extraordinary item              159,374         122,540          80,110          63,134
Gain on disposition of properties, net                  45,807          11,092          24,391           9,223
                                                   ------------    ------------     -----------    ------------
Income before extraordinary item                       205,181         133,632         104,501          72,357
Loss on early extinguishment of debt                      (451)              -            (451)              -
                                                   ------------    ------------     -----------    ------------
        Net income                                  $  204,730      $  133,632       $ 104,050      $   72,357
                                                   ============    ============     ===========    ============
ALLOCATION OF NET INCOME:
   Junior Convertible Preference Units              $      132      $       -        $      66      $      -
                                                   ============    ============     ===========    ============
Cumulative Convertible or
   Redeemable Preference Units                      $   57,111      $   43,384       $  27,734      $   21,692
                                                   ============    ============     ===========    ============
General Partner                                     $  133,105      $   81,938       $  68,928      $   46,043
Limited Partners                                        14,382           8,310           7,322           4,622
                                                   ------------    ------------     -----------    ------------
Net income available to OP Unit holders             $  147,487      $   90,248       $  76,250      $   50,665
                                                   ============    ============     ===========    ============
Weighted average OP Units outstanding                  132,726         105,077         133,378         107,182
                                                   ============    ============     ===========    ============
Net income per weighted average OP Unit
  outstanding                                       $     1.11       $    0.86       $    0.57       $    0.47
                                                   ============    ============     ===========    ============
Net income per weighted average OP Unit
  outstanding - assuming dilution                   $     1.11       $    0.85       $    0.57       $    0.47
                                                   ============    ============     ===========    ============


                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         1999               1998
                                                                                    ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $   204,730        $   133,632
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
   Depreciation                                                                            197,134            131,910
   Amortization of deferred financing costs                                                  1,661              1,275
   Amortization of discounts and premiums on debt                                           (1,172)            (1,026)
   Amortization of treasury locks and options on debt                                          513                976
   Amortization of discount on investment in mortgage notes                                   -                (1,000)
   Gain on disposition of properties, net                                                  (45,807)           (11,092)
CHANGES IN ASSETS AND LIABILITIES:
      Decrease (increase) in rents receivable                                                3,428             (1,825)
      (Increase) in deposits - restricted                                                   (4,342)            (4,537)
      Decrease in other assets                                                              51,052              3,000
      Increase in accounts payable and accrued expenses                                      6,936             11,466
      (Decrease) increase in accrued interest payable                                       (1,176)             6,904
      (Decrease) increase in security deposits                                              (1,577)             5,607
      Increase (decrease) in rents received in advance and
        other liabilities                                                                    6,411             (3,337)
                                                                                    ---------------    ---------------
Net cash provided by operating activities                                                  417,791            271,953
                                                                                    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate, net                                                         (200,613)          (499,239)
   Improvements to real estate                                                             (55,783)           (32,397)
   Additions to non-real estate property                                                    (3,640)            (4,445)
   Interest capitalized to real estate developments                                           (943)              (811)
   Proceeds from disposition of real estate, net                                           125,150             40,488
   Purchase of management contract rights                                                     (285)              (119)
   Decrease (increase) in mortgage deposits                                                    131            (12,791)
   Decrease (increase) in deposits on real estate acquisitions, net                          2,961             (7,781)
   Decrease in investment in mortgage notes                                                  2,159                963
   Investment in limited partnerships                                                      (44,314)           (13,042)
   Costs related to Mergers                                                                 (4,002)            (1,851)
   Other investing activities                                                                  603            (10,583)
                                                                                    ---------------    ---------------
 Net cash used by investing activities                                                    (178,576)          (541,608)
                                                                                    ===============    ===============


                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                -----------------------------------
                                                                     1999                1998
                                                                -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from General Partner                              29,619             413,764
Principal receipts on employee notes                                        95                 196
Principal receipts on pledged notes receivable                           7,375                  -
Distributions paid to partners                                        (151,437)           (115,885)
MORTGAGE NOTES PAYABLE:
   Proceeds                                                             62,885                  -
   Payoffs                                                             (54,231)            (34,141)
   Monthly principal payments                                           (8,400)             (5,663)
NOTES, NET:
   Proceeds                                                            298,014             306,255
   Payoffs                                                            (125,000)                  -
LINES OF CREDIT:
   Proceeds                                                            689,000             175,000
   Payments                                                           (894,000)           (235,000)
Loss on early extinguishment of debt                                       451                   -
Loan and bond acquisition costs                                         (2,055)             (2,251)
                                                                ---------------     ---------------
Net cash (used by) provided by financing activities                   (147,684)            502,275
                                                                ---------------     ---------------
Net increase in cash and cash equivalents                               91,531             232,620
Cash and cash equivalents, beginning of period                           3,965              33,295
                                                                ---------------     ---------------
Cash and cash equivalents, end of period                           $    95,496         $   265,915
                                                                ===============     ===============

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                           $   160,618         $    98,747
                                                                ===============     ===============
Mortgage loans assumed and/or entered into through
    acquisitions of real estate                                    $    58,320         $   232,801
                                                                ===============     ===============
Real estate contributed in exchange for OP Units or
    Junior Convertible Preference Units                            $    14,183         $    16,270
                                                                ===============     ===============
Transfers to real estate held for disposition                      $    32,844         $       -
                                                                ===============     ===============
Refinancing of mortgage notes payable in favor of notes, net       $    75,790         $       -
                                                                ===============     ===============


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

1.       BUSINESS

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of June 30, 1999, the Operating Partnership controlled a portfolio of 659 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and an investment in six joint ventures consisting of six properties (collectively, the "Additional Properties").

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the six months and quarter ended June 30, 1999 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       PARTNERS' CAPITAL

         The limited partners of the Operating Partnership as of June 30, 1999 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,644,403 OP Units (including Junior Convertible Preference Units, which are convertible into 157,382 OP Units) which are exchangeable, subject to certain restrictions, on a one-for-one basis into the Company's Common Shares. As of June 30, 1999, the Company (as the general partner) had an approximate 90.63% interest and the Limited Partners had an approximate 9.37% interest.

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

         The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the six months and quarters ended June 30, 1999 and June 30, 1998 (amounts are in thousands):


                                                          SIX MONTHS ENDED                QUARTER ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     --------------------------    --------------------------
                                                        1999           1998           1999            1998
                                                     --------------------------    --------------------------
ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
    Preference Units                                  $ 7,172       $  7,172       $  3,586         $ 3,586
9 1/8% Series B Cumulative Redeemable
    Preference Units                                    5,703          5,703          2,852           2,852
9 1/8% Series C Cumulative Redeemable
    Preference Units                                    5,247          5,247          2,623           2,623
8.60% Series D Cumulative Redeemable
    Preference Units                                    7,526          7,526          3,763           3,763

Series E Cumulative Convertible Preference Units        3,497          3,498          1,749           1,749
9.65% Series F Cumulative Redeemable
    Preference Units                                    2,774          2,774          1,387           1,387
7 1/4% Series G Convertible Cumulative
    Preference Units                                   11,464         11,464          5,732           5,732
7.00% Series H Cumulative Convertible
    Preference Units                                      131            -               66             -
8.82% Series I Cumulative Convertible
    Preference Units                                    2,767            -              562             -
8.60% Series J Cumulative Convertible
    Preference Units                                    4,944            -            2,472             -
8.29% Series K Cumulative Redeemable
    Preference Units                                    2,073            -            1,036             -
7.625% Series L Cumulative Redeemable
    Preference Units                                    3,813            -            1,906             -
                                                    -----------   -----------    -----------    -----------
Cumulative Convertible or
    Redeemable Preference Units                      $ 57,111      $ 43,384      $  27,734       $  21,692
                                                    ===========   ===========    ===========    ===========


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   The following table summarizes the distributions paid to OP Unit and Junior Convertible Preference Unit holders and the Company as holder of the various Preference Units listed below related to the six months ended June 30, 1999:


                                                                             FOR THE
                                           DIVIDEND                     QUARTER OR PERIOD      RECORD
                                            AMOUNT         DATE PAID          ENDED             DATE
-------------------------------------------------------------------------------------------------------
Series A Preferred                         $0.5859380       04/15/99         03/31/99         03/19/99
                                           $0.5859370       07/15/99         06/30/99         06/18/99

Series B Depositary                        $0.5703130       04/15/99         03/31/99         03/19/99
                                           $0.5703120       07/15/99         06/30/99         06/18/99

Series C Depositary                        $0.5703130       04/15/99         03/31/99         03/19/99
                                           $0.5703120       07/15/99         06/30/99         06/18/99

Series D Depositary                        $0.5375000       04/15/99         03/31/99         03/19/99
                                           $0.5375000       07/15/99         06/30/99         06/18/99

Series E Preferred                         $0.4375000       04/01/99         03/31/99         03/19/99
                                           $0.4375000       07/01/99         06/30/99         06/18/99

Series F Preferred                         $0.6031250       04/15/99         03/31/99         03/19/99
                                           $0.6031250       07/15/99         06/30/99         06/18/99

Series G Depositary                        $0.4531250       04/15/99         03/31/99         03/19/99
                                           $0.4531250       07/15/99         06/30/99         06/18/99

Series H Preferred                         $0.4375000       03/31/99         03/31/99         03/19/99
                                           $0.4375000       06/30/99         06/30/99         06/18/99

Series I Preferred                         $0.5512500       03/31/99         03/31/99         03/19/99
                                           $0.5512500       06/30/99         06/30/99         06/18/99

Series J Preferred                         $0.5375000       03/31/99         03/31/99         03/19/99
                                           $0.5375000       06/30/99         06/30/99         06/18/99

Series K Preferred                         $1.0362500       03/31/99         03/31/99         03/19/99
                                           $1.0362500       06/30/99         06/30/99         06/18/99

Series L Preferred                         $0.4765625       03/31/99         03/31/99         03/19/99
                                           $0.4765625       06/30/99         06/30/99         06/18/99

OP Units                                   $     0.71       04/09/99         03/31/99         03/19/99
                                           $     0.71       07/09/99         06/30/99         06/18/99

Junior Convertible Preference Units        $     0.67       04/09/99         03/31/99         03/19/99
                                           $     0.67       07/09/99         06/30/99         06/18/99


         Minority Interests represented by the Company's indirect 1% interest in various Financing Partnerships and LLCs are immaterial and have not been accounted for in the Consolidated Financial Statements. In addition, certain amounts due from the Company for its 1% interest in the Financing

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Partnerships has not been reflected in the Consolidated Balance Sheets since such amounts are immaterial to the Consolidated Balance Sheets.

4.       REAL ESTATE ACQUISITIONS

         During the six months ended June 30, 1999, the Operating Partnership acquired the sixteen Properties listed below, of which nine were acquired from unaffiliated third parties and seven were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Operating Partnership assumed mortgage indebtedness of approximately $58.3 million, issued OP Units having a value of approximately $11.3 million and issued Junior Convertible Preference Units having a value of approximately $2.9 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain Properties and working capital.


----------------------------------------------------------------------------------------------------------------
                                                                                                  PURCHASE
     DATE                                                                           NUMBER          PRICE
   ACQUIRED     PROPERTY                       LOCATION                            OF UNITS     (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------
   01/22/99     Fireside Park                  Rockville, MD                           236          $14,279
   01/22/99     Mill Pond                      Glen Burnie, MD                         240           11,745
   01/28/99     Aspen Crossing                 Wheaton, MD                             192           11,386
   02/24/99     Copper Canyon                  Highlands Ranch, CO                     222           16,200
   03/04/99     Siena Terrace                  Lake Forest, CA                         356           33,000
   03/23/99     Greenbriar                     Kirkwood, MO                            218           12,033
   03/24/99     Fairland Gardens               Silver Spring, MD                       400           25,897
   04/28/99     Pine Tree Club                 Wildwood, MO                            150            7,988
   04/28/99     Westbrooke Village I & II      Manchester, MO                          252           12,642
   04/29/99     Brookside                      Frederick, MD                           228           10,809
   04/30/99     Skyview                        Rancho Santa Margarita, CA              260           21,800
   05/20/99     Lincoln at Defoors             Atlanta, GA                             300           25,500
   05/25/99     Rosecliff                      Quincy, MA                              156           18,263
   05/25/99     Canyon Crest                   Santa Clarita, CA                       158           12,500
   06/29/99     Greentree I                    Glen Burnie, MD                         350           15,625
   06/29/99     Greentree III                  Glen Burnie, MD                         207            9,598
----------------------------------------------------------------------------------------------------------------
                                                                                     3,925         $259,265
----------------------------------------------------------------------------------------------------------------


5.       REAL ESTATE DISPOSITIONS

         During the six months ended June 30, 1999, the Operating Partnership disposed of the eleven Properties listed below to unaffiliated third parties. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $45.8 million.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------
                                                                                             DISPOSITION
        DATE                                                                    NUMBER          PRICE
      DISPOSED        PROPERTY                          LOCATION               OF UNITS     (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------
      01/06/99     Fox Run                           Little Rock, AR             337          $10,623
      01/06/99     Greenwood Forest                  Little Rock, AR             239            7,533
      01/06/99     Walnut Ridge                      Little Rock, AR             252            7,943
      01/06/99     Williamsburg                      Little Rock, AR             211            6,651
      01/27/99     The Hawthorne                     Phoenix, AZ                 276           20,500
      03/02/99     The Atrium                        Durham, NC                  208           10,750
      03/24/99     Greenbriar                        Kirkwood, MO                218           12,525
      05/06/99     Sandstone at Bear Creek           Euless, TX                   40            2,075
      05/12/99     La Costa Brava/Cedar Cove         Jacksonville, FL            464           17,650
      05/18/99     Lands End                         Pacifica , CA               260           30,100
---------------------------------------------------------------------------------------------------------
                                                                               2,505         $126,350
---------------------------------------------------------------------------------------------------------


6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of June 30, 1999, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into an agreement to acquire one multifamily property containing 919 units from an unaffiliated third party. The expected purchase price is approximately $128 million.

         As of June 30, 1999, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of eleven multifamily properties containing 2,522 units to unaffiliated third parties. The expected combined disposition price is approximately $88.4 million.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30,        QUARTER ENDED JUNE 30,
                                                          ----------------------------   ---------------------------
                                                              1999            1998            1999         1998
                                                          ----------------------------   ---------------------------
                                                                 (Amounts in thousands except per OP Unit amounts)
NUMERATOR:

Income before gain on disposition of properties,
  net, extraordinary item and allocation of
  income Junior Convertible Preference Units
  and Redeemable Preference Units                          $  159,374      $ 122,540       $ 80,110      $  63,134

Income allocated to Junior Convertible Preference Units          (132)          -               (66)          -
Income allocated to Redeemable Preference Units               (57,111)       (43,384)       (27,734)       (21,692)
                                                           ----------      ---------      ---------      ---------

Income before gain on disposition of properties, net
  and extraordinary item                                      102,131         79,156         52,310         41,442
Gain on disposition of properties, net                         45,807         11,092         24,391          9,223
Loss on early extinguishment of debt                             (451)          -              (451)          -
                                                           ----------      ---------      ---------      ---------
Numerator for net income per weighted average
    OP Unit outstanding                                       147,487         90,248         76,250         50,665

Effect of dilutive securities:
    Income allocated to Junior Convertible
      Preference Units                                            132           -                66           -
                                                           ----------      ---------      ---------      ---------
Numerator for net income per weighted average
    OP Unit outstanding - assuming dilution                 $ 147,619      $  90,248      $  76,316      $  50,665
                                                           ==========      =========      =========      =========

DENOMINATOR:

Denominator for net income per weighted average OP
Unit outstanding                                              132,726        105,077        133,378        107,182

Effect of dilutive securities:
    OP Units issuable upon exercise of the Company's
      share options                                               742          1,118            908          1,047
    Junior Convertible Preference Units                           100           -               100           -
                                                           ----------      ---------      ---------      ---------
Denominator for net income per weighted average
    OP Unit outstanding - assuming dilution                   133,568        106,195        134,386        108,229
                                                           ==========      =========      =========      =========
Net income per weighted average OP Unit outstanding         $    1.11      $    0.86      $    0.57      $    0.47
                                                           ==========      =========      =========      =========
Net income per weighted average OP Unit outstanding -
    assuming dilution                                       $    1.11      $    0.85      $    0.57      $    0.47
                                                           ==========      =========      =========      =========


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED                  QUARTER ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                 -----------------------------   ------------------------------
                                                                     1999            1998            1999             1998
                                                                 -----------------------------   ------------------------------
                                                                       (Amounts in thousands except per OP Unit amounts)
NET INCOME PER WEIGHTED AVERAGE OP UNIT OUTSTANDING:

Income before gain on disposition of properties, net
  and extraordinary item per weighted average OP
  Unit outstanding                                                    $   0.77       $   0.75         $   0.39        $   0.39
Gain on disposition of properties, net                                    0.34           0.11             0.18            0.08
Loss on early extinguishment of debt                                         -              -                -               -
                                                                 --------------  -------------   --------------   -------------

Net income per weighted average OP Unit outstanding                   $   1.11       $   0.86         $   0.57        $   0.47
                                                                 ==============  =============   ==============   =============


NET INCOME PER WEIGHTED AVERAGE OP UNIT OUTSTANDING
  ASSUMING DILUTION:

Income before gain on disposition of properties, net
  and extraordinary item per weighted average OP
  Unit outstanding - assuming dilution                                $   0.77       $   0.75         $   0.39        $   0.38
Gain on disposition of properties, net                                    0.34           0.10             0.18            0.09
Loss on early extinguishment of debt                                         -              -                -               -
                                                                 --------------  -------------   --------------   -------------

Net income per weighted average OP Unit
  outstanding - assuming dilution                                     $   1.11       $   0.85         $   0.57        $   0.47
                                                                 ==============  =============   ==============   =============


CONVERTIBLE PREFERRED UNITS THAT COULD BE CONVERTED INTO 12,761,757 AND 7,623,664 WEIGHTED COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY, AND 12,404,422 AND 7,623,507 WEIGHTED COMMON SHARES FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.       MORTGAGE NOTES PAYABLE


      On June 1, 1999, the Operating Partnership refinanced the debt on four existing properties with a net increase in mortgage indebtedness of approximately $18.0 million. During the quarter ended June 30, 1999, the Operating Partnership repaid the outstanding mortgage balances on two Properties in the aggregate amount of $9.3 million. In connection with the above transactions, the Operating Partnership incurred prepayment penalties of $0.5 million, which have been classified as losses on early extinguishment of debt.

         As of June 30, 1999, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.3 billion encumbering 217 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $312.7 million) was approximately $3.7 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the six months ended June 30, 1999, the Operating Partnership assumed the outstanding mortgage balances on seven Properties in the aggregate amount of $58.3 million.

         As of June 30, 1999, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the six months ended June 30, 1999, the effective interest cost calculated for all of the Operating Partnership's debt was 7.02%.

9.       NOTES

         On May 15, 1999, the Operating Partnership repaid the 1999 Notes.

         On June 17, 1999, the Operating Partnership refinanced the bond indebtedness collateralized by four existing properties. The bond indebtedness on all four properties totaling $75.8 million is now unsecured.

         In June 1999, the Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Seventh Public Debt Offering"). The June 2004 Notes were issued at a discount, which is being amortized over the life of the June 2004 Notes on a straight-line basis. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298 million in connection with this issuance.

         As of June 30, 1999, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion, net of a $5.0 million discount and including an $8.1 million premium.

10.      LINES OF CREDIT

         The Operating Partnership has a revolving credit facility with Morgan Guaranty Trust Operating Partnership of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. As of June 30, 1999, $40 million was outstanding under this facility, bearing interest at a weighted average rate of 5.40%.

         In connection with the MRY Merger, the Operating Partnership assumed an additional credit facility with First Union Bank as agent with potential borrowings of up to $120 million. As of June 30, 1999, $45 million was outstanding under this facility, bearing interest at a weighted average rate of 5.46%.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

11.      DEPOSITS - RESTRICTED

         Deposits-restricted as of June 30, 1999 primarily included a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements. Also, approximately $19.3 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of three properties and earnest money deposits made for additional acquisitions. In addition, approximately $26.4 million was for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties.

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

         In regard to the joint venture agreements with two multifamily residential real estate developers during the six months ended June 30, 1999, the Operating Partnership funded a total of $44.3 million and during the remainder of 1999 the Operating Partnership expects to fund approximately $24.1 million in connection with these agreements. Also in connection with these two agreements, the Company has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the six months ended June 30, 1999, the Operating Partnership funded $7.9 million. During the remainder of 1999, the Operating Partnership expects to fund $43.1 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that are under earnout/development agreements, during the six months ended June 30, 1999, the Operating Partnership funded the following:

-    $16.2 million relating to the acquisition of Copper Canyon Apartments;
- $22.8 million relating to the acquisition of Skyview Apartments, which included a $1.0 million advance of the earnout payment to the developer of Skyview; and
-    $18.3 million relating to the acquisition of Rosecliff Apartments.

         Subsequent to June 30, 1999, the Company funded an additional $1 million earnout payment to the developer of Copper Canyon as certain specified operation levels were achieved. During the remainder of 1999, the Company expects to fund approximately $3.1 million related to other earnout/development projects.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         In connection with the Wellsford Merger, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of June 30, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

      In connection with the MRY Merger, the Operating Partnership extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. On June 24, 1999, MRYP Spinco repaid the Senior Note outstanding balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

13.   REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the six months and quarter ended June 30, 1999 and net income for the six months and quarter ended June 30, 1998.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                   SIX MONTHS ENDED JUNE 30, 1999          RENTAL REAL       CORPORATE/
                       (AMOUNTS IN THOUSANDS)                ESTATE (1)        OTHER (2)      CONSOLIDATED
  ---------------------------------------------------------------------------------------------------------
  Rental income                                           $    819,178      $       --        $    819,178
  Property and maintenance expense                            (196,865)             --            (196,865)
  Real estate tax and insurance expense                        (84,515)             --             (84,515)
  Property management expense                                  (27,973)             --             (27,973)
                                                        ---------------------------------------------------
  Net operating income                                         509,825              --             509,825

  Fee and asset management income                                 --               2,414             2,414
  Interest income - investment in mortgage notes                  --               5,644             5,644
  Interest and other income                                       --              11,323            11,323
  Fee and asset management expense                                --              (1,624)           (1,624)
  Depreciation expense on non-real estate assets                  --              (3,423)           (3,423)
  Interest expense:
      Expense incurred                                            --            (158,499)         (158,499)
      Amortization of deferred financing costs                                    (1,661)           (1,661)
  General and administrative expense                              --             (10,914)          (10,914)
  Allocation of net income to Preference Unit holders             --             (57,111)          (57,111)
  Adjustment for depreciation expense related
    to equity in unconsolidated joint ventures                    --                 551               551
                                                        ---------------------------------------------------
  Funds from operations available to OP Units                  509,825          (213,300)          296,525

  Depreciation expense on real estate assets                  (193,711)             --            (193,711)
  Gain on disposition of properties, net                        45,807              --              45,807
  Loss on early extinguishment of debt                            --                (451)             (451)
  Allocation of net income allocated to Junior
    Convertible Preference Unit holders                           --                (132)             (132)
  Adjustment for depreciation expense related
    to equity in unconsolidated joint ventures                    --                (551)             (551)
                                                        ---------------------------------------------------
  Net income available to OP Unit holders                 $    361,921      $   (214,434)     $    147,487
                                                        ===================================================

  Investment in real estate, net of accumulated
    depreciation as of June 30, 1999                      $ 10,246,211      $     15,428      $ 10,261,639
                                                        ===================================================
  Total assets as of June 30, 1999                        $ 10,279,055      $    562,754      $ 10,841,809
                                                        ===================================================


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         SIX MONTHS ENDED JUNE 30, 1998                    RENTAL REAL      CORPORATE/
              (AMOUNTS IN THOUSANDS)                        ESTATE (1)       OTHER (2)   CONSOLIDATED
------------------------------------------------------------------------------------------------------
Rental income                                               $ 571,370      $    --        $ 571,370
Property and maintenance expense                             (138,303)          --         (138,303)
Real estate tax and insurance expense                         (56,484)          --          (56,484)
Property management expense                                   (25,007)          --          (25,007)
                                                           -------------------------------------------
Net operating income                                          351,576           --          351,576

Fee and asset management income                                  --            2,790          2,790
Interest income - investment in mortgage notes                   --           10,221         10,221
Interest and other income                                        --            9,010          9,010
Fee and asset management expense                                 --           (2,247)        (2,247)
Depreciation expense on non-real estate assets                   --           (2,523)        (2,523)
Interest expense:
    Expense incurred                                             --         (105,651)      (105,651)
    Amortization of deferred financing costs                     --           (1,275)        (1,275)
General and administrative expense                               --           (9,974)        (9,974)
Allocation of net income to Preference Unit holders              --          (43,384)       (43,384)
Adjustment for amortization of deferred financing costs
  related to predecessor business                                --               35             35
                                                           -------------------------------------------
Funds from operations available to OP Units                   351,576       (142,998)       208,578
Depreciation expense on real estate assets                   (129,387)          --         (129,387)
Gain on disposition of properties, net                         11,092           --           11,092
Adjustment for amortization of deferred financing costs
  related to predecessor business                                --              (35)           (35)
                                                           -------------------------------------------
Net income available to OP Unit holders                     $ 233,281      $(143,033)     $  90,248
                                                           ===========================================


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                QUARTER ENDED JUNE 30, 1999                      RENTAL REAL      CORPORATE/
                   (AMOUNTS IN THOUSANDS)                        ESTATE (1)       OTHER (2)         CONSOLIDATED
  ---------------------------------------------------------------------------------------------------------------
  Rental income                                                $    413,116      $       --        $    413,116
  Property and maintenance expense                                  (99,818)             --             (99,818)
  Real estate tax and insurance expense                             (42,467)             --             (42,467)
  Property management expense                                       (13,772)             --             (13,772)
                                                              ---------------------------------------------------
  Net operating income                                              257,059              --             257,059

  Fee and asset management income                                      --               1,180             1,180
  Interest income - investment in mortgage notes                       --               2,749             2,749
  Interest and other income                                            --               5,277             5,277
  Fee and asset management expense                                     --                (757)             (757)
  Depreciation expense on non-real estate assets                       --              (1,719)           (1,719)
  Interest expense:
      Expense incurred                                                 --             (79,302)          (79,302)
      Amortization of deferred financing costs                         --                (816)             (816)
  General and administrative expense                                   --              (5,047)           (5,047)
  Allocation of net income to Preference Unit holders                  --             (27,734)          (27,734)
  Adjustment for depreciation expense related
    to equity in unconsolidated joint ventures                         --                 276               276
                                                              ---------------------------------------------------
  Funds from operations available to OP Units                       257,059          (105,893)          151,166

  Depreciation expense on real estate assets                        (98,514)              --            (98,514)
  Gain on disposition of properties, net                             24,391               --             24,391
  Loss on early extinguishment of debt                                 --                (451)             (451)
  Allocation of net income allocated to Junior
    Convertible Preference Unit holders                                --                 (66)              (66)
  Adjustment for depreciation expense related
    to equity in unconsolidated joint ventures                         --                (276)             (276)
                                                              ---------------------------------------------------
  Net income available to OP Unit holders                      $    182,936      $   (106,686)     $     76,250
                                                              ===================================================
Investment in real estate, net of accumulated depreciation
  as of June 30, 1999                                          $ 10,246,211      $     15,428      $ 10,261,639
                                                              ===================================================
  Total assets as of June 30, 1999                             $ 10,279,055      $    562,754      $ 10,841,809
                                                              ===================================================


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



          QUARTER ENDED JUNE 30, 1998                      RENTAL REAL      CORPORATE/
              (AMOUNTS IN THOUSANDS)                        ESTATE (1)       OTHER (2)    CONSOLIDATED
  -----------------------------------------------------------------------------------------------------
  Rental income                                             $ 294,144      $    --        $ 294,144
  Property and maintenance expense                            (71,391)          --          (71,391)
  Real estate tax and insurance expense                       (29,041)          --          (29,041)
  Property management expense                                 (13,516)          --          (13,516)
                                                           -------------------------------------------
  Net operating income                                        180,196           --          180,196
  Fee and asset management income                                --            1,430          1,430
  Interest income - investment in mortgage notes                 --            5,290          5,290
  Interest and other income                                      --            6,186          6,186
  Fee and asset management expense                               --           (1,197)        (1,197)
  Depreciation expense on non-real estate assets                 --           (1,358)        (1,358)
  Interest expense:
      Expense incurred                                           --          (55,397)       (55,397)
      Amortization of deferred financing costs                   --             (651)          (651)
  General and administrative expense                             --           (5,203)        (5,203)
  Allocation of net income to Preference Unit holders            --          (21,692)       (21,692)
  Adjustment for amortization of deferred financing costs
    related to predecessor business                              --               23             23
                                                           -------------------------------------------
  Funds from operations available to OP Units                 180,196        (72,569)       107,627

  Depreciation expense on real estate assets                  (66,162)          --          (66,162)
  Gain on disposition of properties, net                        9,223           --            9,223
  Adjustment for amortization of deferred financing costs
    related to predecessor business                              --              (23)           (23)
                                                           -------------------------------------------
  Net income available to OP Unit holders                   $ 123,257      $ (72,592)     $  50,665
                                                           ===========================================


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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

14.      SUBSEQUENT EVENTS

         On July 1, 1999, the Operating Partnership disposed of The Willows Apartments, a 250-unit multifamily property located in Knoxville, TN, to an unaffiliated third party for a total sales price of $12 million.

         On July 1, 1999, the Operating Partnership entered into a definitive agreement and plan of merger with Lexford Residential Trust ("Lexford"). The Lexford portfolio of 402 properties consists of 36,609 units in sixteen states. The tax-free merger calls for EQR to issue approximately 4.4 million new common shares and assume approximately $533 million of debt. The closing of this pending transaction is subject to entering into a binding agreement, shareholder approval and certain other contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

         On July 14, 1999, the Operating Partnership acquired Brookdale Village Apartments, a 252-unit multifamily property located in Naperville, IL, from an unaffiliated third party for a purchase price of approximately $19.6 million, which included the assumption of approximately $11.6 million of mortgage indebtedness.

         On July 26, 1999, the Operating Partnership disposed of Tivoli Lakes Club Apartments, a 278-unit multifamily property located in Deerfield Beach, FL, to an unaffiliated third party for a total sales price of $17 million.

         On July 29, 1999, the Operating Partnership acquired Longfellow Place Apartments, a 710-unit multifamily property along with one ten story office building and two parking garages all located in Boston, MA, from an unaffiliated third party for a purchase price of approximately $237 million, which included the issuance of OP Units having an approximate value of $13.9 million, the issuance of Junior Convertible Preference Units having an approximate value of $0.2 million and was partially financed by the issuance of new mortgage indebtedness of approximately $126.5 million, which is being collateralized by eleven previously unencumbered assets (not including Longfellow Place).

         On July 29, 1999, the Operating Partnership disposed of The Seasons Apartments, a 120-unit multifamily property located in Boise, ID, to an unaffiliated third party for a total sales price of $6 million.

         On July 30, 1999, the Operating Partnership acquired Greentree II Apartments, a 239-unit multifamily property located in Glen Burnie, MD, from an affiliated party for a purchase price of approximately $10.9 million.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships, the Financing Partnerships, the LLCs, and Merry Land DownREIT I LP, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. During the year ended 1998, the Operating Partnership acquired 207 properties containing 55,143 units and four properties under development representing 1,378 units (the "1998 Acquired Properties"). In addition, during the six months ended June 30, 1999, the Operating Partnership acquired sixteen properties containing 3,925 units (the "1999 Acquired Properties").

         The Operating Partnership also disposed of twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties"); and eleven properties containing 2,505 units during the six months ended June 30, 1999 (the "1999 Disposed Properties").

         The Operating Partnership's overall results of operations for the six months ended June 30, 1999 and 1998 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties, partially offset by the disposition of the 1998 Disposed Properties and the 1999 Disposed Properties. The impact of

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the 1998 Acquired Properties, the 1999 Acquired Properties, the 1998 Disposed Properties and the 1999 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Operating Partnership owned for all of both six month periods ended June 30, 1999 and June 30, 1998 (the "Six-Month 1999 Same Store Properties"), which represented 126,790 units, impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both the quarters ended June 30, 1999 and June 30, 1998 (the "Second-Quarter 1999 Same Store Properties"), which represented 130,182 units, also impacted the Operating Partnership's results of operations. Both the Six-Month 1999 Same Store Properties and Second-Quarter 1999 Same Store Properties are discussed in the following paragraphs.

 COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

         For the six months ended June 30, 1999, income before gain on disposition of properties, net and extraordinary item increased by $36.8 million when compared to the six months ended June 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Six-Month 1999 Same Store Properties, total revenues increased by approximately $20.1 million to $544.6 million or 3.83% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $2.7 million or 1.36%. This increase was primarily the result of higher on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower expenses for leasing and advertising, administrative, maintenance and start-up costs.

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

         Interest expense, including amortization of deferred financing costs, increased by approximately $53.2 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.6 billion. However, the Operating Partnership's effective interest costs decreased from 7.23% for the six months ended June 30, 1998 to 7.02% for the six months ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million between the periods under comparison. This increase was primarily due to the

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.30% for the six months ended June 30, 1999 compared to 1.68% of total revenues for the six months ended June 30, 1998.

       COMPARISON OF QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

         For the quarter ended June 30, 1999, income before gain on disposition of properties, net and extraordinary item increased by approximately $17 million when compared to the quarter ended June 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, and interest expense.

         In regard to the Second Quarter 1999 Same Store Properties, total revenues increased by approximately $9.7 million or 3.57% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $0.4 million or 0.38%. This increase was primarily the result of higher on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower expenses for leasing and advertising, administrative and maintenance.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $0.3 million primarily due to the continued expansion of the Operating Partnership's property management business.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues and expenses decreased due to the Operating Partnership acquiring certain of these properties that were formerly only fee-managed.

         Interest expense, including amortization of deferred financing costs, increased by approximately $24.1 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.5 billion. However, the Operating Partnership's effective interest costs decreased from 7.20% for the quarter ended June 30, 1998 to 6.95% for the quarter ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, decreased approximately $0.2 million between the periods under comparison. These expenses as a percentage of total revenues were 1.20% for the quarter ended June 30, 1999 compared to 1.69% of total revenues for the quarter ended June 30, 1998.

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 1999, the Operating Partnership had approximately $4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 1999 was approximately $95.5 million and the amount available on the Operating Partnership's lines of credit was $535 million, of which $12 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used by investing activities and net cash provided by (used by) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during the first six months of 1999, the Operating Partnership:

-   issued the June 2004 Notes and received net proceeds of $298 million;
- refinanced four Properties and received additional net proceeds of $18 million;
-   disposed of eleven properties and received net proceeds of $125.2 million;
    and
- issued approximately 0.8 million OP Units and received net proceeds of $29.6 million.

All of these proceeds were utilized to either:
-   purchase additional properties;
-   provide funding for properties in the development stage; and/or
-   repay the lines of credit and mortgage indebtedness on certain Properties.

         With respect to the 1999 Acquired Properties, the Operating Partnership assumed and/or entered into new mortgage indebtedness of approximately $58.3 million, issued OP Units with a value of $11.3 million and issued Junior Convertible Preference Units with a value of $2.9 million. The total purchase price of the 1999 Acquired Properties was approximately $259.3 million.

         Subsequent to June 30, 1999 and through August 9, 1999, the Operating Partnership acquired three additional properties containing 1,201 units for a total purchase price of approximately $267.5 million, which included the assumption of and/or issuance of new mortgage indebtedness of approximately $138.1 million, the issuance of OP Units having an approximate value of $13.9 million and the issuance of Junior Convertible Preference Units having an approximate value of $0.2 million.

         Subsequent to June 30, 1999 and through August 9, 1999, the Operating Partnership disposed of three properties for a total sales price of $35 million. These proceeds will be utilized to purchase additional properties. The Operating Partnership anticipates that it will continue to sell certain properties in the portfolio.

         In regard to the joint venture agreements with two multifamily residential real estate developers during the six months ended June 30, 1999, the Operating Partnership funded a total of $44.3 million and

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

during the remainder of 1999 the Operating Partnership expects to fund approximately $24.1 million in connection with these agreements. Also in connection with these two agreements, the Operating Partnership has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the six months ended June 30, 1999, the Operating Partnership funded $7.9 million. During the remainder of 1999, the Operating Partnership expects to fund $43.1 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that were under earnout/development agreements, during the six months ended June 30, 1999, the Operating Partnership funded the following:

-   $16.2 million relating to the acquisition of Copper Canyon Apartments,
- $22.8 million relating to the acquisition of Skyview Apartments, which included a $1.0 million advance of the earnout payment to the developer of Skyview; and
-   $18.3 million relating to the acquisition of Rosecliff Apartments.

         Subsequent to June 30, 1999, the Operating Partnership funded an additional $1 million earnout payment to the developer of Copper Canyon as certain specified operation levels were achieved. During the remainder of 1999, the Company expects to fund approximately $3.1 million related to other earnout/development projects.

         In May 1999, the Operating Partnership repaid its 1999 Notes that matured on May 15, 1999. The $125 million repayment was funded from borrowings under the Operating Partnership's lines of credit. In addition, during the first six months of 1999, the Operating Partnership repaid $9.3 million of mortgage indebtedness on two of its Properties. These repayments were funded from the Operating Partnership's lines of credit and/or from disposition proceeds.

         As of June 30, 1999, the Operating Partnership had total indebtedness of approximately $4.7 billion, which included mortgage indebtedness of $2.3 billion (including premiums of $3.9 million), of which $840.7 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $3.1 million), of which $111.4 million represented tax-exempt bond indebtedness.

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

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the six months ended June 30, 1999, total capital expenditures for the Operating Partnership approximated $59.4 million. Of this amount, approximately $21.1 million, or $175 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $12.7 million, or $198 per unit. Capital spent for replacement-type items approximated $22 million, or $119 per unit. Also included in total capital expenditures was approximately $3.6 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1999 are budgeted to be approximately $60 million.

         Total distributions paid in July 1999 amounted to approximately $117 million, which included distributions declared for the quarter ended June 30, 1999.

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

         The Operating Partnership has a revolving credit facility with Morgan Guaranty and Bank of America as co-agents to provide the Operating Partnership, with potential borrowings of up to $500 million. This credit facility matures in November 1999 and will continue to be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of August 9, 1999, $90 million was outstanding under this facility.

         In connection with the MRY Merger, the Operating Partnership assumed a second revolving credit facility with First Union Bank as agent with potential borrowings of up to $120 million. This credit facility matures in September 2000 and will also be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of August 9, 1999, no amounts were outstanding under this facility.

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Operating Partnership anticipates closing on a new revolving credit facility in mid-August 1999 for potential borrowings of up to $700 million. The existing revolving credit facilities will be repaid in full and terminated upon the closing of the new facility.

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of August 9, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

         In conjunction with the MRY Merger in October 1998, the Operating Partnership entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Operating Partnership contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. In return for the spin-off of certain assets and liabilities to MRYP Spinco, the Operating Partnership received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable with an initial value of $18.3 million. On June 24, 1999, the Subordinated Note receivable, the preferred stock investment and the Senior Note receivable were all repaid by MRYP Spinco for a total amount of $41 million, which represented a discount of $2.3 million on the combined outstanding balance of these instruments and there is no further obligation by either party in connection therewith.

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

         The Operating Partnership anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Operating Partnership is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the third quarter of 1999. The Operating Partnership has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 90% has been incurred as

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of June 30, 1999. During the first six months of 1999, the primary focus of the Year 2000 remediation efforts has been on implementing and testing the previously scheduled upgrades and Year 2000 compliant versions of existing IT systems as well as continuing the assessment of the Operating Partnership's exposure regarding non-IT systems at property sites. Of the remaining $100,000 budgeted to complete the Operating Partnership's Year 2000 remediation project, approximately $50,000 has been allocated to engage Year 2000 consultants to help the Operating Partnership monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $50,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

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

FUNDS FROM OPERATIONS

         The Operating Partnership generally considers Funds From Operations ("FFO") to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         For the six months ended June 30, 1999, FFO increased $87.9 million, representing a 42.2% increase when compared to the six months ended June 30, 1998. For the quarter ended June 30, 1999, FFO increased by $43.5 million representing a 40.5% increase when compared to the quarter ended June 30, 1998.

         The following is a reconciliation of net income to FFO for the six months and quarters ended June 30, 1999 and 1998:


-------------------------------------------------------------------------------------------------------------------
                                                       Six Months     Six Months        Quarter         Quarter
                                                          Ended          Ended           Ended           Ended
                                                         6/30/99        6/30/98         6/30/99         6/30/98
-------------------------------------------------------------------------------------------------------------------
Net income                                             $   204,730    $   133,632     $   104,050      $    72,357
Adjustments:
    Depreciation on real estate assets*                    194,262        129,387          98,790           66,162
    Amortization of deferred financing
       costs related to predecessor business                     -             35               -               23
    Allocation of net income to
       Preference Unit holders                             (57,111)       (43,384)        (27,734)         (21,692)
    Loss on early extinguishment of debt                       451              -             451                -
    Gain on disposition of properties, net                 (45,807)       (11,092)        (24,391)          (9,223)
-------------------------------------------------------------------------------------------------------------------
FFO available to OP Units                              $   296,525    $   208,578     $   151,166      $   107,627
                                                           =======        =======         =======          =======
-------------------------------------------------------------------------------------------------------------------


* Includes $551 and $276 related to the Operating Partnership's share of depreciation from unconsolidated joint ventures for the six months and quarter ended June 30, 1999, respectively.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges.

27       Financial Data Schedule Worksheet

(B)      Reports on Form 8-K:

A Report on Form 8-K dated June 23, 1999, reporting information on the $300 million public debt offering.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ERP OPERATING LIMITED PARTNERSHIP
                                   BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                         ITS GENERAL PARTNER


Date: August 13, 1999      By:     /s/       Bruce C. Strohm
      ---------------                  ----------------------------------------
                                                 Bruce C. Strohm
                                          Executive Vice President, General
                                              Counsel and Secretary

Date: August 13, 1999      By:     /s/       Michael J. McHugh
     ----------------                  ----------------------------------------
                                                Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                              Officer and Treasurer