Form 10-Q
period 1999-09-30
ERP OPERATING LTD PARTNERSHIP
filed 1999-11-15
CIK 931182

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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
                              (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                               1999                  1998
                                                                         ----------------      -----------------
                                                                         ----------------      -----------------

   ASSETS
   Investment in real estate
        Land                                                           $       1,457,213     $        1,326,148
        Depreciable property                                                   9,951,666              9,519,579
        Construction in progress                                                  32,563                 96,336
                                                                         ================      =================
                                                                              11,441,442             10,942,063
        Accumulated depreciation                                                (989,049)              (718,491)
                                                                         ================      =================

   Investment in real estate, net of accumulated depreciation                 10,452,393             10,223,572

   Real estate held for disposition                                               13,457                 29,886
   Cash and cash equivalents                                                      62,805                  3,965
   Investment in mortgage notes, net                                              85,295                 88,041
   Rents receivable                                                                1,602                  4,758
   Deposits - restricted                                                         128,808                 69,339
   Escrow deposits - mortgage                                                     73,236                 68,725
   Deferred financing costs, net                                                  34,549                 27,569
   Other assets                                                                  196,965                184,405
                                                                         ================      =================

          TOTAL ASSETS                                                 $      11,049,110     $       10,700,260
                                                                         ================      =================

   LIABILITIES AND PARTNERS' CAPITAL
   Liabilities:
        Mortgage notes payable                                         $       2,456,349     $        2,341,011
        Notes, net                                                             2,299,197              2,049,516
        Lines of credit                                                           90,000                290,000
        Accounts payable and accrued expenses                                    129,600                100,926
        Accrued interest payable                                                  62,615                 46,176
        Rents received in advance and other liabilities                           59,795                 54,616
        Security deposits                                                         35,715                 37,439
        Distributions payable                                                    121,145                 18,755
                                                                         -----------------      -----------------

          TOTAL LIABILITIES                                                    5,254,416              4,938,439
                                                                         ----------------      -----------------

   Commitments and contingencies

   Partners' capital:
        Junior Convertible Preference Units                                        7,896                  4,833
                                                                         ----------------      -----------------

        Cumulative Convertible Redeemable Preference Interests                    40,000               -
                                                                         ----------------      -----------------

        Cumulative Convertible or Redeemable Preference Units                  1,335,791              1,410,574
                                                                         ----------------      -----------------
                                                                         ----------------      -----------------

             General Partner                                                   3,998,440              3,919,873
             Limited Partners                                                    412,567                426,541
                                                                         ----------------      -----------------

        Total General Partner and Limited Partners capital                     4,411,007              4,346,414
                                                                         ----------------      -----------------

        TOTAL PARTNERS' CAPITAL                                                5,794,694              5,761,821
                                                                         ----------------      -----------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $      11,049,110     $       10,700,260
                                                                         ================      =================



                             SEE ACCOMPANYING NOTES
                                        2

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)



                                                              NINE MONTHS ENDED                          QUARTER ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                      ----------------------------------       -------------------------------
                                                            1999            1998                     1999              1998
                                                      ----------------------------------       -------------------------------

REVENUES
   Rental income                                         $ 1,243,958         $   901,087        $   424,780        $   329,717
   Fee and asset management                                    3,432               4,204              1,018              1,414
   Interest income - investment in mortgage notes              8,502              14,405              2,858              4,184
   Interest and other income                                  17,655              12,803              6,532              3,934
                                                         -----------         -----------        -----------        -----------

        Total revenues                                     1,273,547             932,499            435,188            339,249
                                                         -----------         -----------        -----------        -----------
                                                         -----------         -----------        -----------        -----------

EXPENSES
   Property and maintenance                                  300,798             225,053            103,933             86,750
   Real estate taxes and insurance                           126,304              88,552             41,789             32,068
   Property management                                        42,817              38,546             14,844             13,539
   Fee and asset management                                    2,301               3,344                677              1,097
   Depreciation                                              297,505             208,394            100,371             76,484
   Interest:
      Expense incurred                                       241,516             170,143             83,017             64,492
      Amortization of deferred financing costs                 2,773               1,962              1,112                687
   General and administrative                                 15,736              14,488              5,022              4,655
                                                         -----------         -----------        -----------        -----------
                                                         -----------         -----------        -----------        -----------

        Total expenses                                     1,029,750             750,482            350,765            279,772
                                                         -----------         -----------        -----------        -----------
                                                         -----------         -----------        -----------        -----------

  Income before gain on disposition of                       243,797             182,017             84,423             59,477
       properties, net and extraordinary item
  Gain on disposition of properties, net                      64,315              12,717             18,508              1,625
                                                         -----------         -----------        -----------        -----------
  Income before extraordinary item                           308,112             194,734            102,931             61,102
  Loss on early extinguishment of debt                          (451)                  -                  -                  -
                                                         ===========         ===========        ===========        ===========
        Net income                                       $   307,661         $   194,734        $   102,931        $    61,102
                                                         ===========         ===========        ===========        ===========
                                                         ===========         ===========        ===========        ===========

ALLOCATION OF NET INCOME:
Junior Convertible Preference Units                      $       240            $      -        $       240           $      -
                                                         ===========         ===========        ===========        ===========

Cumulative Convertible Redeemable Preference
     Interests                                           $        36            $      -        $        36           $      -
                                                         ===========         ===========        ===========        ===========
Cumulative Convertible or Redeemable
     Preference Units                                    $    84,842         $    65,075        $    27,731        $    21,691
                                                         ===========         ===========        ===========        ===========

General Partner                                          $   200,989         $   116,819        $    67,884        $    34,881
Limited Partners                                              21,554              12,840              7,040              4,530
                                                         -----------         -----------        -----------        -----------
Net income available to OP Unit holders                  $   222,543         $   129,659        $    74,924        $    39,411
                                                         ===========         ===========        ===========        ===========

Weighted average OP Units outstanding                        133,490             106,630            134,993            109,688
                                                         ===========         ===========        ===========        ===========

Net income per weighted average OP Unit
            outstanding                                  $      1.67         $      1.22        $      0.56        $      0.36
                                                         ===========         ===========        ===========        ===========

Net income per weighted average OP Unit
            outstanding - assuming dilution              $      1.66         $      1.21        $      0.55        $      0.36
                                                         ===========         ===========        ===========        ===========



                             SEE ACCOMPANYING NOTES
                                        3

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ---------------------------------
                                                                                   1999                1998
                                                                             ---------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   307,661         $   194,734
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
   Depreciation                                                                   297,505             208,394
   Amortization of deferred financing costs                                         2,773               1,962
   Amortization of discounts and premiums on debt                                  (1,746)             (1,505)
   Amortization of treasury locks and options on debt                                 768               1,543
   Amortization of discount on investment in mortgage notes                             -              (1,900)
   Gain on disposition of properties, net                                         (64,315)            (12,717)

CHANGES IN ASSETS AND LIABILITIES:
    Decrease (increase) in rents receivable                                         2,480                (676)
    (Increase) in deposits - restricted                                            (4,344)             (7,033)
    Decrease (increase) in other assets                                            41,030                 (24)
    Increase in accounts payable and accrued expenses                              32,010              29,626
    Increase in accrued interest payable                                           16,439              20,436
    Increase in rents received in advance and other liabilities                     7,727               8,334
    (Decrease) increase in security deposits                                       (1,735)              8,365
                                                                              -----------         -----------

 Net cash provided by operating activities                                        636,253             449,539
                                                                              -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                 (469,585)           (945,960)
  Improvements to real estate                                                     (93,456)            (60,614)
  Additions to non-real estate property                                            (5,922)             (7,928)
  Interest capitalized to real estate developments                                 (1,157)             (1,058)
  Proceeds from disposition of real estate, net                                   197,125              75,976
  Decrease in investment in mortgage notes                                          2,746               1,842
  Increase in deposits on real estate acquisitions, net                           (55,201)             (7,433)
  Increase in mortgage deposits                                                    (4,750)            (19,014)
  Investment in limited partnerships                                              (26,673)            (21,708)
  Decrease in mortgage receivables                                                  7,150                 -
  Purchase of management contract rights                                             (285)               (119)
  Costs related to Mergers                                                         (4,598)             (4,528)
  Other investing activities                                                      (15,075)            (18,975)
                                                                              -----------         -----------

 Net cash used by investing activities                                           (469,681)         (1,009,519)
                                                                              -----------         -----------


                             SEE ACCOMPANYING NOTES
                                        4

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       --------------------------------
                                                                              1999              1998
                                                                       --------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan and bond acquisition costs                                          (8,423)             (3,428)
   MORTGAGE NOTES PAYABLE:
      Proceeds                                                             188,569                   -
      Lump sum payoffs                                                     (54,231)            (46,901)
      Monthly principal payments                                           (13,041)             (8,810)
   NOTES, NET:
      Proceeds                                                             298,014             550,357
      Payoffs                                                             (125,000)                  -
   LINES OF CREDIT:
      Proceeds                                                             959,000             445,000
      Payments                                                          (1,159,000)           (370,000)
   Capital contributions from General Partner, net                          34,215             323,884
   Proceeds from sale of preference interests, net                          39,000                   -
   Distributions paid to partners                                         (274,910)           (209,638)
   Principal receipts on employee notes                                        144                 234
   Principal receipts on pledged notes receivable                            7,931                   -
                                                                       -----------         -----------

    Net cash (used by) provided by financing activities                   (107,732)            680,698
                                                                       -----------         -----------

   Net increase in cash and cash equivalents                                58,840             120,718
   Cash and cash equivalents, beginning of period                            3,965              33,295
                                                                       -----------         -----------

   Cash and cash equivalents, end of period                            $    62,805         $   154,013
                                                                       ===========         ===========

   SUPPLEMENTAL INFORMATION:

   Cash paid during the period for interest                            $   226,234         $   149,707
                                                                       ===========         ===========

   Mortgage loans assumed and/or entered into through
       acquisitions of real estate                                     $    69,885         $   433,492
                                                                       ===========         ===========

   Real estate contributed in exchange for OP Units or
       Junior Convertible Preference Units                             $    28,232         $   164,149
                                                                       ===========         ===========

   Transfers to real estate held for disposition                       $    13,457          $        -
                                                                       ===========         ===========

   Refinancing of mortgage notes payable in favor of notes, net        $    75,790          $        -
                                                                       ===========         ===========



                             SEE ACCOMPANYING NOTES
                                        5

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

1.       BUSINESS

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"). The Company conducts substantially all of its operations through the Operating Partnership. As of September 30, 1999, the Operating Partnership controlled a portfolio of 652 multifamily properties (individually a "Property" and collectively the "Properties"). The Operating Partnership's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Operating Partnership also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.       BASIS OF PRESENTATION

         The balance sheet as of September 30, 1999, the statements of operations for the nine months and the quarter ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

         Due to the Operating Partnership's ability to control, either through ownership or by contract, the Management Partnerships, the Financing Partnerships, the LLCs, Merry Land DownREIT I LP and EQR-Mosaic LLC, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to Management Corp., Management Corp. II, Evans Withycombe Management, Inc. and ML Services, Inc., the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.       PARTNERS' CAPITAL

         The limited partners of the Operating Partnership as of September 30, 1999 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,754,820 OP Units. As of September 30, 1999, the Company (as the general partner) had an approximate 90.56% interest and the Limited Partners had an approximate 9.44% interest.

         In connection with certain acquisitions during the nine months ended September 30, 1999, the Operating Partnership issued 28,795 Series A Junior Convertible Preference Units and 7,367 Series B Junior Convertible Preference Units having a combined value of approximately $3.0 million. These units ultimately will convert to OP Units in accordance with the respective term sheet agreements.

         On September 27, 1999, the Operating Partnership, through a wholly-owned entity called EQR-Mosaic LLC, issued 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests with an equity value of $40 million. EQR-Mosaic LLC received $39 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 800,000 units are convertible into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit per year.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the nine months and quarters ended September 30, 1999 and September 30, 1998 (amounts are in thousands):



                                                 NINE MONTHS ENDED              QUARTER ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -----------------------    ---------------------------
                                                 1999           1998           1999            1998
                                              -----------------------    ---------------------------

             ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
    Preference Units                          $10,758        $10,758        $ 3,586        $ 3,586
9 1/8% Series B Cumulative Redeemable
    Preference Units                            8,555          8,555          2,852          2,851
9 1/8% Series C Cumulative Redeemable
    Preference Units                            7,870          7,870          2,623          2,623
8.60% Series D Cumulative Redeemable
    Preference Units                           11,288         11,288          3,762          3,763
Series E Cumulative Convertible
    Preference Units                            5,245          5,246          1,748          1,749
9.65% Series F Cumulative Redeemable
    Preference Units                            4,161          4,162          1,387          1,387
7 1/4% Series G Convertible Cumulative
    Preference Units                           17,196         17,196          5,732          5,732
7.00% Series H Cumulative Convertible
    Preference Units                              196              -             65              -
8.82% Series I Cumulative Convertible
    Preference Units                            3,329              -            562              -
8.60% Series J Cumulative Convertible
    Preference Units                            7,416              -          2,472              -
8.29% Series K Cumulative Redeemable
    Preference Units                            3,109              -          1,036              -
7.625% Series L Cumulative Redeemable
    Preference Units                            5,719              -          1,906              -
                                              -------        -------        -------        -------
Cumulative Convertible or
Redeemable Preference Units                   $84,842        $65,075        $27,731        $21,691
                                              =======        =======        =======        =======


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following table summarizes the distributions paid to OP Unit and Junior Convertible Preference Unit holders and the Company as holder of the various Preference Units listed below related to the nine months ended September 30, 1999:

                                                                                        FOR THE
                                                                                       QUARTER OR    RECORD DATE
                                                     DIVIDEND AMOUNT    DATE PAID     PERIOD ENDED
--------------------------------------------------- ----------------- ------------- --------------- ------------
 Series A Cumulative Redeemable Preference Units       $0.5859380        04/15/99       03/31/99      03/19/99
                                                       $0.5859370        07/15/99       06/30/99      06/18/99
                                                       $0.5859380        10/15/99       09/30/99      09/20/99

 Series B Cumulative Redeemable Preference Units       $0.5703130        04/15/99       03/31/99      03/19/99
                                                       $0.5703120        07/15/99       06/30/99      06/18/99
                                                       $0.5703130        10/15/99       09/30/99      09/20/99

 Series C Cumulative Redeemable Preference Units       $0.5703130        04/15/99       03/31/99      03/19/99
                                                       $0.5703120        07/15/99       06/30/99      06/18/99
                                                       $0.5703130        10/15/99       09/30/99      09/20/99

 Series D Cumulative Redeemable Preference Units       $0.5375000        04/15/99       03/31/99      03/19/99
                                                       $0.5375000        07/15/99       06/30/99      06/18/99
                                                       $0.5375000        10/15/99       09/30/99      09/20/99

 Series E Cumulative Convertible Preference Units      $0.4375000        04/01/99       03/31/99      03/19/99
                                                       $0.4375000        07/01/99       06/30/99      06/18/99
                                                       $0.4375000        10/01/99       09/30/99      09/20/99

 Series F Cumulative Redeemable Preference Units       $0.6031250        04/15/99       03/31/99      03/19/99
                                                       $0.6031250        07/15/99       06/30/99      06/18/99
                                                       $0.6031250        10/15/99       09/30/99      09/20/99

 Series G Convertible Cumulative Preference Units      $0.4531250        04/15/99       03/31/99      03/19/99
                                                       $0.4531250        07/15/99       06/30/99      06/18/99
                                                       $0.4531250        10/15/99       09/30/99      09/20/99

 Series H Cumulative Convertible Preference Units      $0.4375000        03/31/99       03/31/99      03/19/99
                                                       $0.4375000        06/30/99       06/30/99      06/18/99
                                                       $0.4375000        09/30/99       09/30/99      09/20/99

 Series I Cumulative Convertible Preference Units      $0.5512500        03/31/99       03/31/99      03/19/99
                                                       $0.5512500        06/30/99       06/30/99      06/18/99
                                                       $0.5512500        09/30/99       09/30/99      09/20/99

 Series J Cumulative Convertible Preference Units      $0.5375000        03/31/99       03/31/99      03/19/99
                                                       $0.5375000        06/30/99       06/30/99      06/18/99
                                                       $0.5375000        09/30/99       09/30/99      09/20/99

Series K Cumulative Redeemable Preference Units        $1.0362500        03/31/99       03/31/99      03/19/99
                                                       $1.0362500        06/30/99       06/30/99      06/18/99
                                                       $1.0362500        09/30/99       09/30/99      09/20/99

Series L Cumulative Redeemable Preference Units        $0.4765625        03/31/99       03/31/99      03/19/99
                                                       $0.4765625        06/30/99       06/30/99      06/18/99
                                                       $0.4765625        09/30/99       09/30/99      09/20/99

OP Units                                                    $0.71        04/09/99       03/31/99      03/19/99
                                                            $0.71        07/09/99       06/30/99      06/18/99
                                                            $0.76        10/08/99       09/30/99      09/20/99

Series A Junior Convertible Preference
Unit holders                                            $1.367336        04/09/99       03/31/99      03/19/99
                                                        $1.367336        07/09/99       06/30/99      06/18/99
                                                        $1.367336        10/08/99       09/30/99      09/20/99

Series B Junior Convertible Preference Unit holders         $0.50        10/08/99       09/30/99      09/20/99


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

4.       REAL ESTATE ACQUISITIONS

         During the nine months ended September 30, 1999, the Operating Partnership acquired the nineteen Properties listed below, of which eleven were acquired from unaffiliated third parties and eight were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Operating Partnership assumed and/or entered into new mortgage indebtedness of approximately $196.3 million, issued OP Units having a value of approximately $25.2 million and issued Junior Convertible Preference Units having a value of approximately $3.0 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain Properties and working capital.


--------------- ------------------------------- --------------------------------- ------------- ------------------
                                                                                                 PURCHASE PRICE
     DATE                                                                             NUMBER     (IN THOUSANDS)
   ACQUIRED     PROPERTY                                LOCATION                     OF UNITS
--------------- ------------------------------- --------------------------------- ------------- ------------------

   01/22/99     Fireside Park                   Rockville, MD                           236            $14,279
   01/22/99     Mill Pond                       Glen Burnie, MD                         240             11,745
   01/28/99     Aspen Crossing                  Wheaton, MD                             192             11,386
   02/24/99     Copper Canyon                   Highlands Ranch, CO                     222             16,200
   03/04/99     Siena Terrace                   Lake Forest, CA                         356             33,000
   03/23/99     Greenbriar                      Kirkwood, MO                            218             12,033
   03/24/99     Fairland Gardens                Silver Spring, MD                       400             25,897
   04/28/99     Pine Tree Club                  Wildwood, MO                            150              7,988
   04/28/99     Westbrooke Village I & II       Manchester, MO                          252             12,642
   04/29/99     Brookside                       Frederick, MD                           228             10,809
   04/30/99     Skyview                         Rancho Santa Margarita, CA              260             21,800
   05/20/99     Lincoln at Defoors              Atlanta, GA                             300             25,500
   05/25/99     Rosecliff                       Quincy, MA                              156             18,263
   05/25/99     Canyon Crest                    Santa Clarita, CA                       158             12,500
   06/29/99     Greentree I                     Glen Burnie, MD                         350             15,625
   06/29/99     Greentree III                   Glen Burnie, MD                         207              9,598
   07/14/99     Brookdale Village               Naperville, IL                          252             19,600
   07/29/99     Longfellow Place*               Boston, MA                              710            237,000
   07/30/99     Greentree II                    Glen Burnie, MD                         239             10,907
--------------- ------------------------------- --------------------------------- -------------  ------------------
                                                                                      5,126           $526,772
--------------- ------------------------------- --------------------------------- -------------  ------------------


* This acquisition also included approximately 264,000 square feet of office and retail space and two parking garages.

5.       REAL ESTATE DISPOSITIONS

         During the nine months ended September 30, 1999, the Operating Partnership disposed of the twenty-one Properties listed below to unaffiliated third parties. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $64.3 million.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


--------------- --------------------------------- ----------------------- -------------- -----------------
                                                                                             DISPOSITION
  DATE                                                                        NUMBER           PRICE
DISPOSED                   PROPERTY                        LOCATION           OF UNITS      (IN THOUSANDS)
--------------- --------------------------------- ----------------------- -------------- -----------------

   01/06/99     Fox Run                           Little Rock, AR                337          $10,623
   01/06/99     Greenwood Forest                  Little Rock, AR                239            7,533
   01/06/99     Walnut Ridge                      Little Rock, AR                252            7,943
   01/06/99     Williamsburg                      Little Rock, AR                211            6,651
   01/27/99     The Hawthorne                     Phoenix, AZ                    276           20,500
   03/02/99     The Atrium                        Durham, NC                     208           10,750
   03/24/99     Greenbriar                        Kirkwood, MO                   218           12,525
   05/06/99     Sandstone at Bear Creek           Euless, TX                      40            2,075
   05/12/99     La Costa Brava/Cedar Cove         Jacksonville, FL               464           17,650
   05/18/99     Lands End                         Pacifica , CA                  260           30,100
   07/01/99     The Willows                       Knoxville, TN                  250           11,950
   07/26/99     Tivoli Lakes Club                 Deerfield Beach, FL            278           17,000
   07/29/99     The Seasons                       Boise, ID                      120            6,026
   08/19/99     Kingswood Manor                   San Antonio, TX                129            3,800
   08/19/99     Hampton Green                     San Antonio, TX                293            8,000
   08/19/99     Trails End                        San Antonio, TX                308            9,100
   08/19/99     Waterford                         San Antonio, TX                133            4,500
   09/23/99     Southbank                         Mesa, AZ                       113            4,550
   09/30/99     Governor's Place                  Augusta, GA                    190            5,500
   09/30/99     Maxwell House                     Augusta, GA                    216            3,500
--------------- --------------------------------- ----------------------- -------------- -----------------
                                                                               4,535         $200,276
--------------- --------------------------------- ----------------------- -------------- -----------------


6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of September 30, 1999, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into an agreement to acquire one multifamily property containing 288 units from an unaffiliated third party. The expected purchase price is approximately $15.5 million.

         As of September 30, 1999, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of sixteen multifamily properties containing 4,992 units to unaffiliated third parties. The expected combined disposition price is approximately $253.6 million.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED                QUARTER ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------------------------  -------------------------------
                                                                    1999            1998             1999            1998
                                                                -------------------------------  -------------------------------
                                                                       (Amounts in thousands except per OP Unit amounts)


NUMERATOR:

Income before gain on disposition of properties, net,
   extraordinary item and allocation of income to
   Junior Convertible Preference Units, Cumulative
   Convertible Redeemable Preference Interests and
   Cumulative Convertible or Redeemable Preference Units        $ 243,797         $ 182,017         $  84,423         $  59,477

Income allocated to Junior Convertible Preference Units              (240)                -              (240)                -
Income allocated to Cumulative Convertible Redeemable
   Preference Interests                                               (36)                                (36)
Income allocated to Cumulative Convertible or Redeemable
   Preference Units                                               (84,842)          (65,075)          (27,731)          (21,691)
                                                                ---------         ---------         ---------         ---------

Income before gain on disposition of properties, net
   and extraordinary item                                         158,679           116,942            56,416            37,786
   Gain on disposition of properties, net                          64,315            12,717            18,508             1,625
Loss on early extinguishment of debt                                 (451)                -                 -                 -
                                                                ---------         ---------         ---------         ---------

Numerator for net income per weighted average
    OP Unit outstanding                                           222,543           129,659            74,924            39,411

Effect of dilutive securities                                           -                 -                 -                 -
                                                                ---------         ---------         ---------         ---------

Numerator for net income per weighted average
    OP Unit outstanding - assuming dilution                     $ 222,543         $ 129,659         $  74,924         $  39,411
                                                                =========         =========         =========         =========


DENOMINATOR:

Denominator for net income per weighted average OP
Unit outstanding                                                  133,490           106,630           134,993           109,688

Effect of dilutive securities:
    OP Units issuable upon exercise of the Company's
    share options                                                     714               922               660               628
                                                                ---------         ---------         ---------         ---------
Denominator for net income per weighted average
    OP Unit outstanding - assuming dilution                       134,204           107,552           135,653           110,316
                                                                =========         =========         =========         =========

Net income per weighted average OP Unit outstanding             $    1.67         $    1.22         $    0.56         $    0.36
                                                                =========         =========         =========         =========

Net income per weighted average OP Unit outstanding -
    assuming dilution                                           $    1.66         $    1.21         $    0.55         $    0.36
                                                                =========         =========         =========         =========



                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



                                                                      NINE MONTHS ENDED                  QUARTER ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 -----------------------------   ------------------------------
                                                                          1999           1998             1999            1998
                                                                 -----------------------------   ------------------------------
                                                                       (Amounts in thousands except per OP Unit amounts)
NET INCOME PER WEIGHTED AVERAGE OP UNIT OUTSTANDING:

Income before gain on disposition of properties, net and
    extraordinary item per weighted average OP                           $1.19          $1.10            $0.42           $0.34
Unit outstanding
Gain on disposition of properties, net                                    0.48           0.12             0.14            0.02
Loss on early extinguishment of debt                                         -              -                -               -
                                                                 --------------  -------------   --------------   -------------

Net income per weighted average OP Unit outstanding                      $1.67          $1.22            $0.56           $0.36
                                                                 ==============  =============   ==============   =============


NET INCOME PER WEIGHTED AVERAGE OP UNIT OUTSTANDING - ASSUMING DILUTION:

Income before gain on disposition of properties, net and
    extraordinary item per weighted average OP Unit
    outstanding - assuming dilution                                      $1.18          $1.09            $0.42           $0.34
Gain on disposition of properties, net                                    0.48           0.12             0.13            0.02
Loss on early extinguishment of debt                                         -              -                -               -
                                                                 --------------  -------------   --------------   -------------

Net income per weighted average OP Unit
    outstanding - assuming dilution                                      $1.66          $1.21            $0.55           $0.36
                                                                 ==============  =============   ==============   =============



CONVERTIBLE PREFERENCE UNITS AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 12,357,124 AND 7,623,525 WEIGHTED COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY, AND 11,365,744 AND 7,623,326 WEIGHTED COMMON SHARES FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



8.       MORTGAGE NOTES PAYABLE


         On June 1, 1999, the Operating Partnership refinanced the debt on four existing properties with a net increase in mortgage indebtedness of approximately $18.0 million.

         On July 29, 1999, the Operating Partnership obtained new mortgage financing on eleven previously unencumbered properties in the amount of $126.5 million.

         On August 31, 1999, the Operating Partnership refinanced the debt totaling $120.8 million on ten existing properties. In addition, five previously unencumbered properties cross-collateralize each of the new mortgage notes.

         During the nine months ended September 30, 1999, the Operating Partnership repaid the outstanding mortgage balances on two Properties in the aggregate amount of $9.3 million. In connection with the above transactions, the Operating Partnership incurred prepayment penalties of $0.5 million, which have been classified as losses on early extinguishment of debt.

         As of September 30, 1999, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.5 billion encumbering 234 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $376 million) was approximately $4.0 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the nine months ended September 30, 1999, the Operating Partnership assumed the outstanding mortgage balances on eight Properties in the aggregate amount of $69.9 million.

         As of September 30, 1999, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the nine months ended September 30, 1999, the effective interest cost calculated for all of the Operating Partnership's debt was 7.00%.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


December 23, 1999. The Operating Partnership received net proceeds of approximately $298 million in connection with this issuance.

         As of September 30, 1999, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion, net of a $4.8 million discount and including a $7.6 million premium.

10.      LINES OF CREDIT

         On August 12, 1999 the Operating Partnership obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers, maturing August 11, 2002. The new line of credit replaced the Operating Partnership's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility, which the Operating Partnership assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. As of September 30, 1999, $90 million was outstanding under this new facility, bearing interest at a weighted average rate of 5.86%.

11.      DEPOSITS - RESTRICTED

         Deposits-restricted as of September 30, 1999 primarily included a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements. Also, approximately $78.5 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of thirteen properties and earnest money deposits made for one additional acquisition. In addition, approximately $25.3 million was for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties.

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

         In regard to the joint venture agreements with two multifamily residential real estate developers during the nine months ended September 30, 1999, the Operating Partnership funded a total of $81 million and during the fourth quarter of 1999 the Operating Partnership expects to fund approximately $24.6 million in connection with these agreements. Also in connection with these

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



two agreements, the Operating Partnership has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the nine months ended September 30, 1999, the Operating Partnership funded $32.2 million. During the fourth quarter of 1999, the Operating Partnership expects to fund $19.8 million related to the continued development and/or expansion of as many as five Properties.

         In regard to certain properties that are under earnout/development agreements, during the nine months ended September 30, 1999, the Operating Partnership funded the following:

- $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;
- $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and
-    $18.3 million relating to the acquisition of Rosecliff Apartments.

         In connection with the Wellsford Merger, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of September 30, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

         In connection with the MRY Merger, the Operating Partnership extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. On June 24, 1999, MRYP Spinco repaid the Senior Note outstanding balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

         Also, in connection with the MRY Merger, the Operating Partnership entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Operating Partnership contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. On August 23, 1999, the Operating Partnership sold its interest in these six properties to MRYP Spinco and there is no further obligation by either party in connection with these agreements.

13.   REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the nine months and quarter ended September 30, 1999 and net income for the nine months and quarter ended September 30, 1998.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




                NINE MONTHS ENDED SEPTEMBER 30, 1999                    RENTAL REAL       CORPORATE/
                       (AMOUNTS IN THOUSANDS)                           ESTATE (1)        OTHER (2)         CONSOLIDATED
  ------------------------------------------------------------------------------------------------------------------------

Rental income                                                           $  1,243,958           $ -            $ 1,243,958
Property and maintenance expense                                            (300,798)            -               (300,798)
Real estate tax and insurance expense                                       (126,304)            -               (126,304)
Property management expense                                                  (42,817)            -                (42,817)
                                                                        ------------    ------------         ------------
Net operating income                                                         774,039             -                774,039

Fee and asset management income                                                    -           3,432                3,432
Interest income - investment in mortgage notes                                     -           8,502                8,502
Interest and other income                                                          -          17,655               17,655
Fee and asset management expense                                                   -          (2,301)              (2,301)
Depreciation expense on non-real estate assets                                     -          (5,125)              (5,125)
Interest expense:
    Expense incurred                                                               -        (241,516)            (241,516)
    Amortization of deferred financing costs                                       -          (2,773)              (2,773)
General and administrative expense                                                 -         (15,736)             (15,736)
Allocation of net income to Preference Unit and Interest holders                   -         (85,118)             (85,118)
Adjustment for depreciation expense related
    to equity in unconsolidated joint venture                                      -             710                  710
                                                                        ------------    ------------         ------------
Funds from operations available to OP Units                                  774,039        (322,270)             451,769

Depreciation expense on real estate assets                                  (292,380)              -             (292,380)
Gain on disposition of properties, net                                        64,315               -               64,315
Loss on early extinguishment of debt                                               -            (451)                (451)
Adjustment for depreciation expense related to                                     -            (710)                (710)
    equity in unconsolidated joint ventures
                                                                        ------------    ------------         ------------

Net income available to OP Unit holders                                 $    545,974    $   (323,431)        $    222,543
                                                                        ============    ============         ============

Investment in real estate, net of accumulated depreciation
   as of September 30, 1999                                             $ 10,434,274    $     18,119         $ 10,452,393
                                                                        ============    ============         ============

Total assets as of September 30, 1999                                   $ 10,447,731    $    601,379         $ 11,049,110
                                                                        ============    ============         ============


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                NINE MONTHS ENDED SEPTEMBER 30, 1998                 RENTAL REAL      CORPORATE/
                       (AMOUNTS IN THOUSANDS)                        ESTATE (1)       OTHER (2)      CONSOLIDATED
  -----------------------------------------------------------------------------------------------------------------

Rental income                                                           $ 901,087             $ -         $ 901,087
Property and maintenance expense                                         (225,053)              -          (225,053)
Real estate tax and insurance expense                                     (88,552)              -           (88,552)
Property management expense                                               (38,546)              -           (38,546)
                                                                        -------------------------------------------
Net operating income                                                      548,936               -           548,936

Fee and asset management income                                                 -           4,204             4,204
Interest income - investment in mortgage notes                                  -          14,405            14,405
Interest and other income                                                       -          12,803            12,803
Fee and asset management expense                                                -          (3,344)           (3,344)
Depreciation expense on non-real estate assets                                  -          (3,993)           (3,993)
Interest expense:
    Expense incurred                                                            -        (170,143)         (170,143)
    Amortization of deferred financing costs                                    -          (1,962)           (1,962)
General and administrative expense                                              -         (14,488)          (14,488)
Allocation of net income to Preference Unit and Interest holders                -         (65,075)          (65,075)
Adjustment for amortization of deferred financing costs
    related to predecessor business                                             -              35                35
                                                                        -------------------------------------------
Funds from operations available to OP Units                               548,936        (227,558)          321,378

Depreciation expense on real estate assets                               (204,401)              -          (204,401)
Gain on disposition of properties, net                                     12,717               -            12,717
Adjustment for amortization of deferred financing costs
    related to predecessor business                                             -             (35)              (35)
                                                                        -------------------------------------------

Net income available to OP Unit holders                                 $ 357,252       $(227,593)        $ 129,659
                                                                        ===========================================




                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  QUARTER ENDED SEPTEMBER 30, 1999                        RENTAL REAL           CORPORATE/
                       (AMOUNTS IN THOUSANDS)                            ESTATE (1)             OTHER (2)          CONSOLIDATED
  ----------------------------------------------------------------------------------------------------------------------------

Rental income                                                           $    424,780                  $ -         $    424,780
Property and maintenance expense                                            (103,933)                   -             (103,933)
Real estate tax and insurance expense                                        (41,789)                   -              (41,789)
Property management expense                                                  (14,844)                   -              (14,844)
                                                                        ------------------------------------------------------
Net operating income                                                         264,214                    -              264,214

Fee and asset management income                                                    -                1,018                1,018
Interest income - investment in mortgage notes                                     -                2,858                2,858
Interest and other income                                                          -                6,532                6,532
Fee and asset management expense                                                   -                 (677)                (677)
Depreciation expense on non-real estate assets                                     -               (1,702)              (1,702)
Interest expense:
    Expense incurred                                                               -              (83,017)             (83,017)
    Amortization of deferred financing costs                                       -               (1,112)              (1,112)
General and administrative expense                                                 -               (5,022)              (5,022)
Allocation of net income to Preference Unit and Interest holders                   -              (28,007)             (28,007)
Adjustment for depreciation expense related to
    equity in unconsolidated joint ventures                                        -                  159                  159
                                                                        ------------------------------------------------------
Funds from operations available to OP Units                                  264,214             (108,970)             155,244

Depreciation expense on real estate assets                                   (98,669)                   -              (98,669)
Gain on disposition of properties, net                                        18,508                    -               18,508
Loss on early extinguishment of debt                                               -                    -                    -
Adjustment for depreciation expense related to
    equity in unconsolidated joint ventures                                        -                 (159)                (159)
                                                                        ------------------------------------------------------

Net income available to OP Unit holders                                 $    184,053         $   (109,129)        $     74,924
                                                                        ======================================================

Investment in real estate, net of accumulated depreciation
    as of September 30, 1999                                            $ 10,434,274         $     18,119         $ 10,452,393
                                                                        ======================================================

Total assets as of September 30, 1999                                   $ 10,447,731         $    601,379         $ 11,049,110
                                                                        ======================================================


                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  QUARTER ENDED SEPTEMBER 30, 1998                   RENTAL REAL        CORPORATE/
                       (AMOUNTS IN THOUSANDS)                        ESTATE (1)         OTHER (2)        CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------

Rental income                                                           $ 329,717               $ -         $ 329,717
Property and maintenance expense                                          (86,750)                -           (86,750)
Real estate tax and insurance expense                                     (32,068)                -           (32,068)
Property management expense                                               (13,539)                -           (13,539)
                                                                        ---------------------------------------------
Net operating income                                                      197,360                 -           197,360

Fee and asset management income                                                 -             1,414             1,414
Interest income - investment in mortgage notes                                  -             4,184             4,184
Interest and other income                                                       -             3,934             3,934
Fee and asset management expense                                                -            (1,097)           (1,097)
Depreciation expense on non-real estate assets                                  -            (1,470)           (1,470)
Interest expense:
    Expense incurred                                                            -           (64,492)          (64,492)
    Amortization of deferred financing costs                                    -              (687)             (687)
General and administrative expense                                              -            (4,655)           (4,655)
Allocation of net income to Preference Unit and Interest holders                -           (21,691)          (21,691)
                                                                        ---------------------------------------------
Funds from operations available to OP Units                               197,360           (84,560)          112,800

Depreciation expense on real estate assets                                (75,014)                -           (75,014)
Gain on disposition of properties, net                                      1,625                 -             1,625
                                                                        ---------------------------------------------

Net income available to OP Unit holders                                 $ 123,971         $ (84,560)        $  39,411
                                                                        =============================================



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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





14.      SUBSEQUENT EVENTS

         On October 1, 1999, the Company merged with Lexford Residential Trust ("Lexford"). The Lexford portfolio of 402 properties consists of 36,609 units in sixteen states. In the merger, each outstanding common share of beneficial interest of Lexford was converted into .463 of a Common Share of the Company. Pursuant to the tax-free merger, the Company issued approximately 3.9 million new Common Shares with a value of $181 million and assumed approximately $530 million of debt. Upon the contribution of substantially all of Lexford's assets by the Company to the Operating Partnership, the Operating Partnership issued approximately 3.9 million OP Units to the Company. As of November 11, 1999, Lexford's line of credit totaling $26.5 million, a term loan totaling $2.3 million and 22 separate Lexford mortgages totaling $22.8 million have been fully repaid.

         On October 14, 1999, the Operating Partnership disposed of Burn Brae Apartments, a 282-unit multifamily property located in Irving, TX, from an unaffiliated third party for a total sales price of $10.8 million.

         On October 15, 1999, the Operating Partnership disposed of Casa Cordoba Apartments, a 168-unit multifamily property and Casa Cortez, a 66-unit multifamily property, both located in Tallahassee, FL, to an unaffiliated third party for a total sales price of $7.9 million.

         On October 15, 1999, the Company announced that it will redeem all of its issued and outstanding Series I Cumulative Convertible Preferred Shares of Beneficial Interest on November 15, 1999. At that time, the preferred shares will be redeemed for such number of Common Shares as are issuable at a conversion rate of 0.6417 of a Common Share of EQR for each Series I Preferred Share.

         On October 27, 1999, the Operating Partnership acquired Granada Highlands Apartments, a 919-unit multifamily property located in Malden, MA, from an unaffiliated third party for a purchase price of approximately $128 million.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships, the Financing Partnerships, the LLCs, Merry Land DownREIT I LP and EQR-Mosaic, LLC, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. During the year ended 1998, the Operating Partnership acquired 207 properties containing 55,143 units and four properties under development representing 1,378 units (the "1998 Acquired Properties"). In addition, during the nine months ended September 30, 1999, the Operating Partnership acquired nineteen properties containing 5,126 units (the "1999 Acquired Properties").

         The Operating Partnership also disposed of twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties"); and twenty-one properties containing 4,535 units during the nine months ended September 30, 1999 (the "1999 Disposed Properties"). Also, the Operating Partnership sold its interest in the six MRY joint venture properties containing 1,297 units.

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Operating Partnership's overall results of operations for the nine months ended September 30, 1999 and 1998 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties, partially offset by the disposition of the 1998 Disposed Properties and the 1999 Disposed Properties. The impact of the 1998 Acquired Properties, the 1999 Acquired Properties, the 1998 Disposed Properties and the 1999 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Operating Partnership owned for all of both nine month periods ended September 30, 1999 and September 30, 1998 (the "Nine-Month 1999 Same Store Properties"), which represented 125,165 units, impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both the quarters ended September 30, 1999 and September 30, 1998 (the "Third-Quarter 1999 Same Store Properties"), which represented 135,753 units, also impacted the Operating Partnership's results of operations. Both the Nine-Month 1999 Same Store Properties and Third-Quarter 1999 Same Store Properties are discussed in the following paragraphs.

        COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         For the nine months ended September 30, 1999, income before gain on disposition of properties, net and extraordinary item increased by $61.8 million when compared to the nine months ended September 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Nine-Month 1999 Same Store Properties, total revenues increased by approximately $27.8 million to $812.5 million or 3.54% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, decreased approximately $0.8 million or 0.28%. This decrease was primarily the result of lower expenses for leasing and advertising, administrative and maintenance costs, but was partially offset by higher on-site compensation costs and an increase in real estate taxes on certain properties.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $4.3 million primarily due to the continued expansion of the Operating Partnership's property management business.

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

         Interest expense, including amortization of deferred financing costs, increased by approximately $72.2 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.5 billion. However, the Operating Partnership's effective interest costs decreased from 7.17% for the nine months ended September 30, 1998 to 7.00% for the nine months ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.2 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.24% for the nine months ended September 30, 1999 compared to 1.55% of total revenues for the nine months ended September 30, 1998.

     COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999 TO QUARTER ENDED SEPTEMBER 30, 1998

         For the quarter ended September 30, 1999, income before gain on disposition of properties, net and extraordinary item increased by approximately $24.9 million when compared to the quarter ended September 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, and interest expense.

         In regard to the Third-Quarter 1999 Same Store Properties, total revenues increased by approximately $9.6 million or 3.27% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, decreased approximately $0.7 million or 0.58%. This decrease was primarily the result of lower expenses for leasing and advertising, administrative and maintenance costs, but was partially offset by higher on-site compensation costs and an increase in real estate taxes on certain properties.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $1.3 million primarily due to the continued expansion of the Operating Partnership's property management business.

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

         Interest expense, including amortization of deferred financing costs, increased by approximately $18.9 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.1 billion. However, the Operating Partnership's effective interest costs decreased from 6.99% for the quarter ended September 30, 1998 to 6.97% for the quarter ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.4 million between the periods under comparison. These expenses as a percentage of total revenues were 1.15% for the quarter ended September 30, 1999 compared to 1.37% of total revenues for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 1999, the Operating Partnership had approximately $4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at September 30, 1999 was approximately $62.8 million and the amount available on the Operating Partnership's line of credit was $610 million, of which $41.3 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used by investing activities and net cash provided by (used by) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during the first nine months of 1999, the Operating Partnership:

-    issued the June 2004 Notes and received net proceeds of $298 million;
- refinanced four Properties and received additional net proceeds of $18 million;
- obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $126.5 million;

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

- disposed of twenty-seven properties (including the sale of the Operating Partnership's interest in six MRY joint venture properties) and received net proceeds of $197.1 million;
- issued approximately 1.0 million OP Units and received net proceeds of $34.2 million; and
- issued the 8.00% Series A Cumulative Convertible Redeemable Preference Interests and received net proceeds of $39 million.

All of these proceeds were utilized to either:

-    purchase additional properties;
-    provide funding for properties in the development stage; and/or
-    repay the lines of credit and mortgage indebtedness on certain Properties.

         With respect to the 1999 Acquired Properties, the Operating Partnership assumed and/or entered into new mortgage indebtedness of approximately $196.3 million, issued OP Units with a value of $25.2 million and issued Junior Convertible Preference Units with a value of $3.0 million. The total purchase price of the 1999 Acquired Properties was approximately $526.8 million.

         Subsequent to September 30, 1999, the Company closed its merger with Lexford and through this merger acquired 402 multifamily properties containing 36,609 units. In the merger, each outstanding common share of beneficial interest of Lexford was converted into .463 of a Common Share of the Company. Pursuant to the merger, the Company issued approximately 3.9 million new Common Shares with a value of $181 million and assumed approximately $530 million of debt. Upon the contribution of substantially all of Lexford's assets by the Company to the Operating Partnership, the Operating Partnership issued approximately 3.9 million OP Units to the Company. As of November 11, 1999, Lexford's line of credit totaling $26.5 million, a term loan totaling $2.3 million and 22 separate Lexford mortgages totaling $22.8 million have been fully repaid.

         Subsequent to September 30, 1999 and through November 11, 1999, the Operating Partnership acquired one additional property containing 919 units for a total purchase price of approximately $128 million.

         Subsequent to September 30, 1999 and through November 11, 1999, the Operating Partnership disposed of three properties for a total sales price of $18.7 million. These proceeds will be utilized to purchase additional properties. The Operating Partnership anticipates that it will continue to sell certain Properties in the portfolio.

         In regard to the joint venture agreements with two multifamily residential real estate developers during the nine months ended September 30, 1999, the Operating Partnership funded a total of $81 million and during the remainder of 1999 the Operating Partnership expects to fund approximately $24.6 million in connection with these agreements. Also in connection with these two agreements, the Operating Partnership has an obligation to fund up to an additional $55 million

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the nine months ended September 30, 1999, the Operating Partnership funded $32.2 million. During the remainder of 1999, the Operating Partnership expects to fund $18.1 million related to the continued development and/or expansion of as many as five Properties.

                  In regard to certain properties that were under earnout/development agreements, during the nine months ended September 30, 1999, the Operating Partnership funded the following:

- $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;
- $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and
-    $18.3 million relating to the acquisition of Rosecliff Apartments.

         In May 1999, the Operating Partnership repaid its 1999 Notes that matured on May 15, 1999. The $125 million repayment was funded from borrowings under the Operating Partnership's lines of credit. In addition, during the first nine months of 1999, the Operating Partnership repaid $9.3 million of mortgage indebtedness on two of its Properties. These repayments were funded from the Operating Partnership's lines of credit and/or from disposition proceeds.

         In November 1999, the Operating Partnership expects to repay the 1999-A Notes that mature on November 24, 1999. The $25 million repayment will be initially funded from borrowings under the Operating Partnership's line of credit. In addition, during the remainder of 1999, the Operating Partnership anticipates repaying approximately $30 million of mortgage notes assumed in connection with the Lexford merger. In April 2000, the Operating Partnership anticipates repaying mortgage indebtedness of approximately $85 million assumed in connection with the Lexford merger. These repayments will also be primarily funded from additional borrowings under the line of credit.

         As of September 30, 1999, the Operating Partnership had total indebtedness of approximately $4.8 billion, which included mortgage indebtedness of $2.5 billion (including premiums of $3.7 million), of which $851.6 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $2.8 million), of which $111.4 million represented tax-exempt bond indebtedness.

         Subsequent to September 30, 1999, the Operating Partnership settled on a $50 million interest rate protection agreement and received approximately $1.4 million in connection therewith.

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

         During the nine months ended September 30, 1999, total capital expenditures for the Operating Partnership approximated $99.4 million. Of this amount, approximately $36 million, or $298 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $19.7 million, or $308 per unit. Capital spent for replacement-type items approximated $37.8 million, or $204 per unit. Also included in total capital expenditures was approximately $5.9 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Operating Partnership's management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1999 are estimated to be approximately $20 million.

         Total distributions paid in October 1999 amounted to approximately $124.4 million, which included distributions declared for the quarter ended September 30, 1999.

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

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On August 12, 1999 the Operating Partnership obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers. The new line of credit replaced the Operating Partnership's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility, which the Operating Partnership assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. This new credit facility matures in August 2002 and will be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of November 11, 1999, $147 million was outstanding under this new facility.

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of November 11, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

         In conjunction with the MRY Merger in October 1998, in return for the spin-off of certain assets and liabilities to MRYP Spinco, the Operating Partnership received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable with an initial value of $18.3 million. On June 24, 1999, the Subordinated Note receivable, the preferred stock investment and the Senior Note receivable were all repaid by MRYP Spinco for a total amount of $41 million, which represented a discount of $2.3 million on the combined outstanding balance of these instruments. There is no further obligation by either party in connection therewith.

         Also, in connection with the MRY Merger, the Operating Partnership entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Operating Partnership contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. On August 23, 1999, the Operating Partnership sold its interest in these six properties to MRYP Spinco and there is no further obligation by either party in connection with these agreements.

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

         The Operating Partnership anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Operating Partnership has completed testing and is currently in the process of implementing the remaining Year 2000 IT and non-IT system projects with completion anticipated during the fourth quarter of 1999. The Operating Partnership has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 90% has been incurred as of September 30, 1999. During the first nine months of 1999, the primary focus of the Year 2000 remediation efforts has been on implementing and testing the previously scheduled upgrades and Year 2000 compliant versions of existing IT systems as well as continuing the assessment of the Operating Partnership's exposure regarding non-IT systems at property sites. Of the remaining $100,000 budgeted to complete the Operating Partnership's Year 2000 remediation project, approximately $50,000 has been allocated to engage Year 2000 consultants to help the Operating Partnership monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $50,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

         In some cases, various third party vendors have been queried on their Year 2000 readiness. The Operating Partnership continues to query its significant suppliers and vendors to determine the extent to which the Operating Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Operating Partnership is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Operating Partnership's results of operations, liquidity, or capital resources. However, the Operating Partnership cannot assure you that the systems of other companies, on which the Operating Partnership's systems rely, will be timely converted and would not have an adverse effect on the Operating Partnership's systems.

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

         For the nine months ended September 30, 1999, FFO increased by $130.4 million, representing a 40.6% increase when compared to the nine months ended September 30, 1998. For the quarter ended September 30, 1999, FFO increased by $42.4 million representing a 37.6% increase when compared to the quarter ended September 30, 1998.

                        ERP OPERATING LIMITED PARTNERSHIP

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The following is a reconciliation of net income to FFO available to OP Units for the nine months and quarters ended September 30, 1999 and 1998 (amounts are in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                          Nine           Nine
                                                         Months         Months          Quarter         Quarter
                                                          Ended          Ended           Ended           Ended
                                                         9/30/99        9/30/98         9/30/99         9/30/98
-------------------------------------------------------------------------------------------------------------------

Net income                                           $     307,661  $     194,734   $     102,931   $       61,102
Adjustments:
    Depreciation on real estate assets*                    293,090        204,401          98,828           75,014
    Amortization of deferred financing
       costs related to predecessor business                     -             35               -                -
    Allocation of net income to
       Preference Unit and Interest holders               (85,118)       (65,075)        (28,007)         (21,691)
    Loss on early extinguishment of debt                       451              -               -                -
    Gain on disposition of properties, net                (64,315)       (12,717)        (18,508)          (1,625)
-------------------------------------------------------------------------------------------------------------------
FFO available to OP Units                            $     451,769  $     321,378   $     155,244   $      112,800
-------------------------------------------------------------------------------------------------------------------


* Includes $710 and $159 related to the Operating Partnership's share of depreciation from unconsolidated joint ventures for the nine months and quarter ended September 30, 1999, respectively.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges
27       Financial Data Schedule Worksheet

(B) Reports on Form 8-K:

A Report on Form 8-K dated June 30, 1999 and filed on July 14, 1999, disclosing certain historical financial information of Lexford.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ERP OPERATING LIMITED PARTNERSHIP
                             BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                             ITS GENERAL PARTNER


Date: November 12, 1999      By: /s/          Bruce C. Strohm
      -----------------              --------------------------------------
                                              Bruce C. Strohm
                                     Executive Vice President, General Counsel
                                              and Secretary

Date: November 12, 1999      By: /s/          Michael J. McHugh
      -----------------             --------------------------------------
                                              Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                             Officer and Treasurer