Form 10-K405
period 1999-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2000-03-24
CIK 931182

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-24920

                        ERP OPERATING LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

           ILLINOIS                                      36-3894853
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

   TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS             60606
    (Address of Principal Executive Offices)              (Zip Code)

                                 (312) 474-1300

              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuantto Section 12(b) of the Act:

 7.57% Notes due August 15, 2026              New York Stock Exchange
        (Title of Class)             (Name of Each Exchange on Which Registered)

           Securities registered pursuantto Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                        ERP OPERATING LIMITED PARTNERSHIP

                                TABLE OF CONTENTS

PART I.                                                                                         PAGE
     Item 1.   Business                                                                        4
     Item 2.   The Properties                                                                 19
     Item 3.   Legal Proceedings                                                              24
     Item 4.   Submission of Matters to a Vote of Security Holders                            24

PART II.

     Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters                                                            25
     Item 6.   Selected Financial Data                                                        25
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      28
     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                      40
     Item 8.   Financial Statements and Supplementary Data                                    41
     Item 9.   Changes in and  Disagreements  with  Accountants
               on Accounting and Financial Disclosure                                         41

PART III.

     Item 10.  Trustees and Executive Officers of the Registrant                              42
     Item 11.  Executive Compensation                                                         46
     Item 12.  Security Ownership of Certain Beneficial Owners and Management                 46
     Item 13.  Certain Relationships and Related Transactions                                 48

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K               51


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ERP Operating Limited Partnership, an Illinois limited partnership formed in May 1993 (the "Operating Partnership"), is managed and controlled by Equity Residential Properties Trust ("EQR"), a Maryland real estate investment trust, its general partner. EQR is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily residential business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of EQR. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (collectively, the "Mergers").

     The Operating Partnership has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties (see definition below) that may be encumbered by mortgage indebtedness. In general, these are structured so that the Operating Partnership, owns a 1% limited partner interest and a 98% general partner interest in each, with the remaining 1% general partner interest in each Financing Partnership owned by various qualified REIT subsidiaries wholly owned by EQR (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Operating Partnership has also formed a series of limited liability companies that own certain Properties (collectively, the "LLCs"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

     The Operating Partnership's subsidiaries include a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLCs and certain other entities.

     As of December 31, 1999, the Operating Partnership owned or had interests in 1,062 multifamily properties containing 225,708 units, of which it wholly-owned a portfolio of 983 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 214,060 units. The remaining 79 properties represent investments in partnership interests and/or subordinated mortgages containing 11,648 units. The Operating Partnership's Properties are located in 35 states throughout the United States. EQR is, together with the Operating Partnership, one of the largest publicly traded REITs (based on the aggregate market value of EQR's outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly-owned and total revenues earned).

     Since the EQR IPO and through December 31, 1999, the Operating Partnership has acquired direct interests in 988 properties containing 209,975 units in the aggregate for a total purchase price of approximately $12 billion, including the assumption of approximately $3.2 billion of mortgage indebtedness and $848.2 million of unsecured notes. Since the EQR IPO and through December 31, 1999, the Operating Partnership has disposed of 74 properties, containing 17,640 units for a total sales price of approximately $654.2 million.

     The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Operating Partnership has 31 management offices in the following cities:

     -    Scottsdale and Tucson, Arizona;
     -    Irvine, Sacramento and San Francisco, California;
     -    Denver, Colorado;
     -    Tampa, Jacksonville, Ft. Lauderdale and Orlando, Florida;
     -    Atlanta and Augusta, Georgia;
     -    Chicago, Illinois;
     -    Kansas City, Kansas;
     -    Louisville, Kentucky;
     -    Bethesda, Maryland;
     -    Ypsilanti, Michigan;
     -    Minneapolis, Minnesota;
     -    Las Vegas, Nevada;
     -    Charlotte and Raleigh, North Carolina;
     -    Reynoldsburg, Ohio
     -    Tulsa, Oklahoma;
     -    Portland, Oregon;
     -    Nashville and Memphis, Tennessee.
     -    Dallas, Houston and San Antonio, Texas; and
     -    Seattle and Redmond, Washington

     The Operating Partnership has approximately 6,700 employees. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Operating Partnership's Properties. A leasing administrator and/or property administrator generally assists the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing:

     -    the value of the Properties;

     - distributions on a per limited partnership interest ("OP Unit") basis;and

     -    partners' value.

     The Operating Partnership's strategies for accomplishing these objectives are:

     - maintaining and increasing Property occupancy while increasing rental rates;
     - controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;
     - maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%
     -    strategically acquiring and disposing of properties; and
     - purchasing newly developed, as well as co-investing in the development of, multifamily communities.

                                     PART I

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

ACQUISITION STRATEGIES

     The Operating Partnership anticipates that future property acquisitions will be located in the continental United States. Management will continue to use market information to evaluate acquisition opportunities. The Operating Partnership's market database allows it to review the primary economic indicators of the markets where the Operating Partnership currently manages Properties and where it expects to expand its operations. Acquisitions may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity securities by EQR and debt securities by the Operating Partnership, sales of Properties and collateralized and uncollateralized borrowings. In addition, the Operating Partnership may acquire additional multifamily properties in transactions that include the issuance of OP Units as consideration for the acquired properties. Such transactions may, in certain circumstances, partially defer the sellers' tax consequences.

When evaluating potential acquisitions, the Operating Partnership will consider:

     -    the geographic area and type of community;
     - the location, construction quality, condition and design of the property;
     - the current and projected cash flow of the property and the ability to increase cash flow;
     -    the potential for capital appreciation of the property;
     - the terms of resident leases, including the potential for rent increases;
     - the potential for economic growth and the tax and regulatory environment of the community in which the property is located;
     - the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
     - the prospects for liquidity through sale, financing or refinancing of the property;
     -    the benefits of integration into existing operations; and
     - competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area.

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

DEVELOPMENT STRATEGIES

     The Operating Partnership seeks to acquire newly constructed properties and make investments towards the development of properties in markets where it discerns strong demand, which the Operating Partnership believes will enable it to achieve superior rates of return. The Operating Partnership's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location, the Operating Partnership analyzes relevant demographic, economic and financial data. Specifically, the Operating Partnership considers the following factors, among others, in determining the viability of a potential new apartment community:

     -    income levels and employment growth trends in the relevant market;

     -    uniqueness of location;
     - household growth and net migration of the relevant market's population;
     - supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels;
     -    barriers to entry that would limit competition; and
     - purchase prices and yields of available existing stabilized communities, if any.

DISPOSITION STRATEGIES

     Management will use market information to evaluate dispositions. Factors the Operating Partnership considers in deciding whether to dispose of its Properties include the following:

     -    potential increases in new construction;
     -    areas where the economy is expected to decline substantially; and
     - markets where the Operating Partnership does not intend to establish long-term concentrations.

     The Operating Partnership will reinvest the proceeds received from property dispositions primarily to fund property acquisitions as well as fund development activities. In addition, when feasible the Operating Partnership may structure these transactions as tax deferred exchanges.

FINANCING STRATEGIES

     It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation, dividends payable or similar indebtedness that will be paid in the ordinary course of business, and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

EQUITY OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     During 1997, EQR issued 84,183 Common Shares pursuant to the Employee Share Purchase Plan at net prices which ranged from $35.63 per share to $42.08 per share and contributed to the Operating Partnership proceeds in the amount of approximately $3.2 million in connection therewith in exchange for OP Units.

     In March 1997, EQR completed three separate public offerings relating to an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share. EQR contributed to the Operating Partnership net proceeds of approximately $88.3 million in exchange for OP Units.

     In May 1997, EQR sold 7,000,000 depositary shares (the "Series D Depositary Shares"). Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). EQR raised gross proceeds of approximately $175 million from this offering (the "Series D Preferred Share Offering"). The net proceeds of approximately $169.5 million from the Series D Preferred Share Offering were contributed by EQR to the Operating Partnership in exchange for 700,000 of the Operating Partnership's 8.60% cumulative redeemable preference units (the "Series D Cumulative Redeemable Preference Units").

     In June 1997, EQR completed five separate public offerings comprising an aggregate of 8,992,023 publicly registered Common Shares, which were sold to the public at prices ranging from $44.06 to $45.88 per share. EQR contributed to the Operating Partnership net proceeds of approximately $398.9 million therewith in exchange for additional OP Units.

     In September 1997, EQR completed the sale of 498,000 publicly registered Common Shares, which were sold to the public at a price of $51.125 per share. EQR contributed to the Operating Partnership net proceeds of approximately $24.2 million in connection with this offering in exchange for OP Units.

     In September 1997, EQR sold 11,000,000 depositary shares (the "Series G Depositary Shares"). Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). In addition, in October 1997, EQR sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters. EQR contributed to the Operating Partnership the net proceeds of approximately $303.6 million in connection with this offering (the "Series G Preferred Share Offering") in exchange for 1,265,000 of the Operating Partnership's 7 1/4% convertible cumulative preference units (the "Series G Convertible Cumulative Preference Units").

     In October 1997, in connection with the acquisition of a portfolio of Properties, EQR issued 3,315,500 publicly registered Common Shares, which were issued at a price of $45.25 per share with a value of approximately $150 million. EQR contributed its interest in the portfolio of Properties acquired with Common Shares to the Operating Partnership in exchange for additional OP Units.

     On November 3, 1997, EQR filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of EQR provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment - DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of EQR, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the "Share Purchase - DRIP Plan"). The proceeds from sales were contributed to the Operating Partnership in exchange for OP Units.

     In December 1997, in connection with an acquisition of a Property, EQR issued 736,296 publicly registered Common Shares, which were issued at a price of $48.85 per share with a value of approximately $36 million. EQR contributed the Property acquired with Common Shares to the Operating Partnership in exchange for additional OP Units.

     Also in December 1997, EQR completed the sale of 467,722 publicly registered Common Shares, which were sold at a price of $51.3125 per share. EQR contributed to the Operating Partnership net proceeds of approximately $22.8 million in connection with this offering in exchange for additional OP Units.

     During 1998, EQR issued 93,521 Common Shares pursuant to the Employee Share Purchase Plan. EQR contributed to the Operating Partnership net proceeds of approximately $3.7 million in exchange for OP Units.

     During 1998, EQR issued 1,023,184 Common Shares pursuant to the Share Purchase - DRIP Plan. EQR contributed to the Operating Partnership net proceeds of approximately $50.7 million in exchange for OP Units.

     During 1998, EQR issued 10,230 Common Shares pursuant to the Dividend Reinvestment - DRIP Plan. EQR contributed to the Operating Partnership net proceeds of approximately $0.4 million in exchange for OP Units.

     On January 27, 1998, EQR completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share. EQR contributed to the Operating Partnership net proceeds of approximately $195.3 million in exchange for OP Units.

     On February 3, 1998, EQR filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, EQR carried over $272 million related to the registration statement effective on August 4, 1997. As of December 31, 1999, $1.1 billion remained outstanding under this registration statement.

     On February 18, 1998, EQR completed two offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, EQR completed an offering of 1,000,000 publicly registered Common Shares, which were sold to the public at a price of $48 per share. EQR contributed to the Operating Partnership net proceeds from these offerings of approximately $95 million in exchange for OP Units.

     On March 30, 1998, EQR completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share. EQR contributed to the Operating Partnership net proceeds of approximately $23.7 million in exchange for OP Units.

     On April 29, 1998, EQR completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share. EQR contributed to the Operating Partnership net proceeds of approximately $44.1 million in exchange for OP Units.

     On September 20, 1998, EQR completed its repurchase of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The purchases were made between August 5 and September 17, 1998. The Operating Partnership paid approximately $94.7 million in exchange for OP Units. These shares and OP Units were subsequently retired.

     In connection with the acquisition of one Property on December 22, 1998, the Operating Partnership issued 48,328 Series A Junior Convertible Preference Units to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $100 and entitle the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and EQR (provided EQR shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

     During 1999, EQR issued 147,885 Common Shares pursuant to the Employee Share Purchase Plan. EQR contributed to the Operating Partnership net proceeds of approximately $5.2 million in exchange for OP Units.

     During 1999, EQR issued 22,534 Common Shares pursuant to the Share Purchase
- DRIP Plan. EQR contributed to the Operating Partnership net proceeds of approximately $1.0 million in exchange for OP Units.

     During 1999, EQR issued 36,132 Common Shares pursuant to the Dividend Reinvestment - DRIP Plan. EQR contributed to the Operating Partnership net proceeds of approximately $1.5 million in exchange for OP Units.

     In connection with the acquisition of two Properties on June 29, 1999, the Operating Partnership issued 28,795 Series A Junior Convertible Preference Units to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $100 and entitle the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and EQR (provided EQR shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

     In connection with the acquisition of one Property on July 29, 1999, the Operating Partnership issued 7,367 Series B Junior Convertible Preference Units to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $25 and entitle the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and EQR (provided EQR shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

     On September 27, 1999, EQR-Mosaic, L.L.C., a subsidiary of the
Operating Partnership, issued 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests (also referred to as the "Preference Interests") with an equity value of $40 million. EQR-Mosaic, L.L.C. received $39 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. The Series M Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year.

     On October 12, 1999, EQR repurchased and retired 148,453 Common Shares previously issued in connection with the LFT Merger. These Common Shares were owned by various LFT employees and trustees. The Operating Partnership paid approximately $6.3 million in exchange for OP Units.

DEBT OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in a public debt offering. The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in a public debt offering. Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The Operating Partnership received net proceeds of approximately $198.5 million in connection with the 2001 Notes and the 2003 Notes.

     On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998. As of December 31, 1999, $430 million remained outstanding under this registration statement.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in a public debt offering. The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2015 Notes are due April 13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender to the remarketing agent on the Remarketing Date, at the election of the remarketing dealer and subject to certain limitations. If the remarketing dealer, initially Salomon Brothers Inc., does not purchase all tendered 2015 Notes on the Remarketing Date, or in certain other limited circumstances, the Operating Partnership will be required to repurchase the 2015 Notes at 100% of their principal amount plus accrued interest. If the 2015 Notes are remarketed, the 2015 Notes will bear interest at the rate determined by the remarketing dealer on and after the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance at the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering. The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes was LIBOR plus 0.45%. The current interest rate for the period from August 23, 1999 to August 22, 2000 is LIBOR plus 0.75%. Beginning August 23, 1999, the Operating Partnership is entitled to redeem the August 2003 Notes on certain dates and in certain circumstances. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering. The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

     In June 1999, the Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in connection with the Debt Shelf Registration in a public debt offering. The June 2004 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298.0 million in connection with this issuance.

CREDIT FACILITY

     On August 12, 1999 the Operating Partnership obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers. The new line of credit replaced the Operating Partnership's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility which the Operating Partnership assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. This new credit facility matures in August 2002 and will be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. Advances under the credit facility bear interest at variable rates based upon LIBOR available at various interest periods, plus a certain spread dependent upon the Operating Partnership's credit rating. As of March 20, 2000, there were no amounts outstanding under this new facility.

BUSINESS COMBINATIONS

     On May 30, 1997, the Company completed the acquisition of the multifamily property business of Wellsford through the Wellsford Merger. The transaction was valued at approximately $1 billion and included 72 Properties of Wellsford containing 19,004 units, which were contributed to the Operating Partnership. The purchase price consisted of:

     - 10.8 million Common Shares issued by EQR with a market value, at the date of closing, of $443.7 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 10.8 million OP Units to EQR;
     -    liquidation value of $157.5 million for the following:

          a) Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest;
          b) Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest;

     - assumption of mortgage indebtedness and unsecured notes in the amount of $345 million;
     -    assumption of other liabilities of approximately $33.5 million; and
     -    other merger related costs of approximately $23.4 million.

     In the Wellsford Merger, each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share. In addition, Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

     On December 23, 1997, EQR completed the acquisition of the multifamily property business of EWR through the EWR Merger. The transaction was valued at approximately $1.2 billion and included 53 Properties of EWR containing 15,331 units and three Properties under construction or expansion containing 953 units, which were contributed to the Operating Partnership. The purchase price consisted of:

     - 10.3 million Common Shares issued by EQR with a market value, at the date of closing, of approximately $501.6 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 10.3 million OP Units to EQR;
     - issuance of approximately 2.2 million Operating Partnership OP Units, in exchange for approximately 4.4 million EWR Operating Partnership OP units at a market value of approximately $107.3 million;
     - assumption of mortgage indebtedness and unsecured notes in the amount of $498 million;
     -    assumption of other liabilities of approximately $28.2 million; and
     -    other merger related costs of approximately $16.7 million.

     In the EWR Merger, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share.

     On October 19, 1998, the Company completed the acquisition of the multifamily property business of MRY through the MRY Merger. The transaction was valued at approximately $2.2 billion and included 108 Properties containing 32,315 units, three Properties under construction and/or expansion anticipated to contain 872 units and six Additional Properties containing 1,297 units that were contributed to six joint ventures. The purchase price consisted of:

     - 21.8 million Common Shares issued by EQR with a market value, at the date of closing, of approximately $1 billion. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 21.8 million OP Units to EQR;

     - issuance of approximately 0.9 million Operating Partnership OP Units, in exchange for approximately 1.6 million MRY DownREIT I LP units at a market value of approximately $40.2 million;

     -    liquidation value of $369.1 million for the following:

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

     - assumption of mortgage indebtedness, unsecured notes and a line of credit in the amount of $723.5 million;
     -    assumption of other liabilities of approximately $46.5 million; and
     -    other merger related costs of approximately $51.9 million.

     In the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into .53 of a Common Share. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). In connection with this spin-off, each holder of MRY common shares received one share of MRYP Spinco for each twenty shares of MRY common held. As partial consideration for the transfer, the Operating Partnership extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. As additional consideration, the Operating Partnership extended an additional $20 million of indebtedness to MRYP Spinco under a 15-year, Subordinated Debt Agreement, bearing interest payable quarterly. The Operating Partnership also entered into the Preferred Stock Agreement and received 5,000 shares of MRYP Spinco Preferred Stock with a liquidation preference of $1,000 per share. In June 1999, MRYP Spinco repaid the entire outstanding Senior Note balance of $18.3 million and the Subordinated Debt Agreement balance of $20.0 million and repurchased all 5,000 shares of the preferred stock for $2.7 million. There is no further obligation by either party in connection with these agreements.

     In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial were redesignated as EQR's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest,

$0.01 par value per share (the "Series L Preferred Shares"). The Operating Partnership issued to EQR Preference Units with identical terms to the above. During 1999, all of the Series I Preferred Shares were converted into 2,566,797 Common Shares, and, as a result, all of the Series I Preference Units were converted into 2,566,797 OP Units.

     On August 23, 1999, the Operating Partnership sold its entire interest in the six joint venture properties to MRYP Spinco and received $54.1 million. There is no further obligation to either party in connection with the joint venture agreements.

     On October 1, 1999, the Company completed the acquisition of the multifamily property business of LFT through the LFT Merger. The transaction was valued at approximately $738 million and included 402 Properties of LFT containing 36,609 units. The purchase price consisted of:

     - 4.0 million Common Shares issued by EQR with a market value, at the date of closing, of approximately $181.1 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 4.0 million OP Units to EQR;
     - assumption of mortgage indebtedness and unsecured notes in the amount of $528.3 million;
     - acquisition of other assets of approximately $40.9 million and assumption of other liabilities of approximately $25.3 million; and
     -    other merger related costs of approximately $24.5 million.

     In the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into .463 of a Common Share.

RECENT TRANSACTIONS

     On January 14, 2000, the Company entered into an agreement to acquire, in an all cash and debt transaction, Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. The shareholders of Globe will receive $13.00 per share upon closing and up to an additional $0.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches of certain representations and covenants. At full funding of $13.50 per share, the Company would pay approximately $64.8 million in cash for Globe. In addition, the Operating Partnership will assume approximately $69.4 million in debt. The acquisition, which is expected to close during the second quarter of 2000, requires Globe shareholder approval.

     From January 1, 2000 through March 3, 2000, the Operating Partnership acquired Windmont Apartments, a 178-unit property located in Atlanta, GA from an unaffiliated party for a total purchase price of approximately $10.3 million.

     From January 1, 2000 through March 3, 2000, the Operating Partnership disposed of six Properties for a total sales price of $46.7 million.

     On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. The Series M-1 Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series B Preference Units or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year. The net proceeds received from this transaction will be used for scheduled mortgage and line of credit repayments.

     On March 20, 2000, the Operating Partnership obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million. The net proceeds received from this transaction will be used for scheduled mortgage and line of credit repayments.

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

     Set forth below are the risks that we believe are important to investors who purchase or own our Units of limited partnership interest or debt securities. In this section, we refer to the Units and debt securities together as our "securities," and the investors who own Units and/or debt securities as our "security holders."

DEBT FINANCING AND PREFERRED SHARES COULD ADVERSELY AFFECT OUR PERFORMANCE

     GENERAL

     As of December 31, 1999, certain of our multifamily properties were subject to approximately $2.9 billion of mortgage indebtedness and our total debt equaled approximately $5.5 billion. Of our total debt outstanding, $700.9 million (including the balance of $300 million outstanding on our $700 million unsecured line of credit) was floating rate debt and $965.8 million was issued at tax exempt rates. In addition to debt, Equity Residential Properties Trust, our general partner, has issued preferred shares of beneficial interest and depositary shares. The use of debt and preferred equity financing creates certain risks, including the following.

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

     FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on our mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax. This could adversely affect our cash flow and could make it more difficult for us to service our debt and make distributions to security holders.

     The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. The indentures under which a substantial portion of our debt was issued contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these restrictions, our ability to acquire additional properties may be limited. If we are unable to acquire additional properties, our ability to increase the distributions to security holders, as we have done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distributions, from the existing properties in our portfolio at such time.

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

     OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL
     FINANCING

     The debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common and preferred shares of beneficial interest and Units) of our general partner and its subsidiaries (including us) was approximately 42.75% as of December 31, 1999. We have a policy of incurring indebtedness for borrowed money only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

     RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW

     Advances under our credit facility bear interest at variable rates based upon LIBOR available at various interest periods, plus a certain spread dependent upon the Operating Partnership's credit rating. Certain of our senior unsecured debt instruments also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest would adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

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

     Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity.

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

     NEW ACQUISITIONS OR DEVELOPMENTS MAY FAIL TO PERFORM AS EXPECTED AND COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES

     We intend to continue to actively acquire or develop multifamily properties. Newly acquired or developed properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities. This competition has increased prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

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

     CHANGES IN LAWS COULD AFFECT OUR BUSINESS

     We are generally not able to pass through to our tenants under existing leases, increases in real estate taxes, income taxes and service or other taxes. Consequently, any such increases may adversely affect our financial condition and limit our ability to service our debt and make distributions to our security holders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to service our debt and make distributions on our securities.

     WE DEPEND ON OUR KEY PERSONNEL

     We depend on the efforts of the Chairman of the Board of Trustees of our general partner, Samuel Zell, and the executive officers of our general partner, particularly Douglas Crocker II and Gerald A. Spector. If they resign, our operations could be temporarily adversely effected. Mr. Crocker and Mr. Spector have entered into Deferred Compensation Agreements with our general partner, which provide both with a salary benefit after their respective termination of employment with our general partner. In addition, Mr. Zell, Mr. Crocker and Mr. Spector have entered into Noncompetition Agreements with our general partner.

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

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     Because of our general partner's annual REIT distribution requirements, we may not be able to fund all future capital needs, including for acquisitions and developments, from income generated by operations and the disposition of certain assets. We therefore may have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional debt financing may increase our leverage.

ITEM 2.  THE PROPERTIES

     As of December 31, 1999, the Operating Partnership owned or had interests in a portfolio of 1,062 multifamily Properties located in 35 states containing 225,708 apartment units. The Operating Partnership has:


                                                      AVERAGE       AVERAGE      AVERAGE
                                      NUMBER OF       NUMBER       OCCUPANCY      MONTHLY
                   TYPE              PROPERTIES       OF UNITS     PERCENTAGE      RENT
         -----------------------------------------------------------------------------------
         GARDEN                            652          282          94.9%         $ 764
         MID/HIGH-RISE                      24          360          95.4%       $ 1,239
         RANCH                             386           85          93.3%         $ 463
                                   ----------------
         TOTAL                           1,062
                                   ================

     Tenant leases are generally year-to-year and require security deposits. The garden-style properties are generally defined as properties with two and/or three floors while the mid-rise/high-rise properties are defined as properties greater than three floors. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms. The ranch-style properties, which are defined as single story properties, generally do not provide additional amenities for its residents.

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

     The Operating Partnership beneficially owns fee simple title to 976 of the 983 controlled Properties and holds a 99-year leasehold interest with respect to one Property (Mallgate). In addition, with respect to two Properties, the Operating Partnership owns the debt collateralized by such Properties and with respect to four Properties, the Operating Partnership owns the debt collateralized by the Properties. The remaining 79 properties represent investments in partnership interests and/or subordinated mortgages containing 11,648 units.

     Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations, LLC's or land trusts that engage in no business other than holding title to the Property for the benefit of the Operating Partnership. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by a single LLC.

     The Operating Partnership also leases (under operating leases) various management, regional and corporate offices throughout the United States. See
Item 1 for the locations of these offices.

     The following table sets forth certain information by type and by state relating to the Properties owned by the Operating Partnership or in which the Operating Partnership had a direct equity or mortgage interest as of December 31, 1999.


                                              GARDEN-STYLE PROPERTIES
                                                                                      AVERAGE           DECEMBER 31,
                                                                                     OCCUPANCY              1999
                                                                                  PERCENTAGE AS OF    AVERAGE MONTHLY
                                     NUMBER OF       NUMBER      PERCENTAGE OF   DECEMBER 31, 1999    RENTAL RATE PER
             STATE                  PROPERTIES      OF UNITS      TOTAL UNITS                               UNIT
---------------------------------------------------------------------------------------------------------------------
Alabama                                    12           2,483           1.10 %            87.4 %            $507
Arizona                                    65          19,513           8.65              94.9               734
California                                 70          18,215           8.07              96.5             1,061
Colorado                                   31           8,102           3.59              95.0               733
Connecticut                                 1             156           0.07              93.6               814
Florida                                    85          24,448          10.83              94.5               717
Georgia                                    40          13,112           5.81              94.7               769
Illinois                                    6           2,154           0.95              96.1               978
Indiana                                     1             320           0.14              94.7               627
Iowa                                        1             200           0.09              93.0               596
Kansas                                      6           2,392           1.06              96.5               721
Kentucky                                    7           1,941           0.86              94.0               583
Maine                                       5             672           0.30              97.1               770
Maryland                                   27           6,587           2.92              95.9               786
Massachusetts                               6           1,214           0.54              96.4             1,141
Michigan                                   11           4,084           1.81              94.4               821
Minnesota                                  17           3,641           1.61              95.4               907
Missouri                                    8           1,590           0.70              95.7               654
Nevada                                     11           3,595           1.59              93.8               677
New Hampshire                               1             390           0.17              96.2               842
New Jersey                                  1             704           0.31              97.9               959
New Mexico                                  4           1,073           0.48              93.5               667
North Carolina                             38          10,358           4.59              94.8               652
Ohio                                        1             827           0.37              92.7               836
Oklahoma                                    9           2,324           1.03              95.8               559
Oregon                                     11           3,448           1.53              94.1               694
South Carolina                              8           1,473           0.65              94.4               543
Tennessee                                  18           5,081           2.25              94.6               662
Texas                                      84          26,158          11.59              94.3               704
Utah                                        4           1,426           0.63              93.5               612
Virginia                                   16           4,837           2.14              95.4               769
Washington                                 43          10,367           4.59              95.5               788
Wisconsin                                   4           1,281           0.57              95.6               897

                                  ------------    ------------  -------------
TOTAL GARDEN-STYLE                        652         184,166          81.59 %
                                  ------------    ------------  -------------    --------------     -------------
AVERAGE GARDEN-STYLE                                      282                             94.9 %            $764
                                                  ------------                   --------------     -------------



                                           MID-RISE/HIGH-RISE PROPERTIES
                                                                                      AVERAGE           DECEMBER 31,
                                                                                     OCCUPANCY              1999
                                                                                  PERCENTAGE AS OF   AVERAGE MONTHLY
                                     NUMBER OF       NUMBER      PERCENTAGE OF   DECEMBER 31, 1999   RENTAL RATE PER
             STATE                  PROPERTIES      OF UNITS      TOTAL UNITS                               UNIT
---------------------------------------------------------------------------------------------------------------------
Arizona                                     1             611           0.27 %            91.2 %            $581
California                                  1             164           0.07              94.0             1,670
Connecticut                                 2             407           0.18              95.3             1,939
Florida                                     2             457           0.20              97.0               973
Illinois                                    1           1,420           0.63              95.4               838
Iowa                                        1             186           0.08              95.1               799
Massachusetts                               4           2,181           0.97              98.2             1,467
Minnesota                                   1             162           0.07              98.8             1,246
New Jersey                                  2             684           0.30              96.0             1,954
Ohio                                        1             765           0.34              79.3               987
Oregon                                      1             525           0.23              93.9               915
Texas                                       2             333           0.15              97.3             1,061
Virginia                                    1             277           0.12              97.8             1,031
Washington                                  4             472           0.21              95.0               985

                                  ------------    ------------  -------------
TOTAL MID-RISE/HIGH-RISE                   24           8,644           3.83 %
                                  ------------    ------------  -------------    --------------     -------------
AVERAGE MID-RISE/HIGH-RISE                                360                             95.4 %          $1,239
                                                  ------------                   --------------     -------------



                                               RANCH-STYLE PROPERTIES

Alabama                                     2             159           0.07 %            94.0 %            $388
Florida                                    97           8,922           3.95              94.4               468
Georgia                                    60           4,964           2.20              93.6               494
Illinois                                    4             281           0.12              91.9               444
Indiana                                    51           4,415           1.96              90.6               450
Kentucky                                   27           2,026           0.90              95.2               428
Maryland                                    4             413           0.18              92.7               537
Michigan                                   21           1,720           0.76              97.3               539
Ohio                                      100           8,337           3.69              92.3               439
Pennsylvania                                7             580           0.26              93.2               534
South Carolina                              3             269           0.12              93.9               444
Tennessee                                   5             348           0.15              96.5               453
Texas                                       1              67           0.03              93.0               467
West Virginia                               4             397           0.18              91.1               423

                                  ------------    ------------  -------------
TOTAL RANCH-STYLE                         386          32,898          14.58 %
                                  ------------    ------------  -------------    --------------     -------------
AVERAGE RANCH-STYLE                                        85                             93.3 %            $463
                                                  ------------                   --------------     -------------

                                  ------------    ------------  -------------
TOTAL OPERATING PARTNERSHIP
RESIDENTIAL PORTFOLIO                   1,062         225,708        100.00%
                                  ============    ============  =============


                      The properties currently under development
              (see discussion in Item 7) are included in the following table.


                                                                                   DEVELOPMENT
                                                                    ESTIMATED      COST FUNDED
     DEVELOPMENT                           NUMBER OF  NUMBER    DEVELOPMENT COST  AT 12/31/1999
    PROJECT NAME           LOCATION        PROPERTIES OF UNITS   (IN MILLIONS)   (IN MILLIONS)(1)
-------------------------------------------------------------------------------------------------
La Mirage IV(3)        San Diego, CA              1       340         $ 54.4          $  1.6
Town Center II (2)     Houston, TX                1       260           15.2            15.2
Prospect Towers II(3)  Hackensack, NJ             1       203           33.8             0.6
                                           ---------  --------  -------------  --------------
EXPANSION PROJECTS                                3       803         $103.4          $ 17.4
                                           ---------  --------  -------------  --------------
Peachtree              Atlanta, GA                1       355         $ 35.3          $  8.8
Lincoln Park           Lawrence, MA               1       174           17.8             4.5
Mount Laurel Crossing  Mt. Laurel, NJ             1       296           25.2             6.3
Fairfax Corners        Fairfax, VA                1       652           63.9            16.0
Lakeside Park          Tampa, FL                  1       264           17.7             4.4
Eden Village           Loudon County,  VA         1       298           28.7             0.0
Landings, The          Lake Zurich, IL            1       206           20.9             5.2
Regents Court          San Diego, CA              1       251           37.1             9.3
Potomac Yard           Alexandria, VA             1       588           65.7             0.0
Waltham Terrace        Waltham, MA                1       192           27.0             0.0
Braintree Woods        Braintree, MA              1       202           27.4             6.8
Savannah at Park Place Atlanta, GA                1       416           43.9             9.9
                                           ---------  --------  -------------  -------------
LINCOLN PROPERTY COMPANY
JOINT VENTURE PROJECTS                           12     3,894         $410.6          $ 71.2
                                           ---------  --------  -------------  -------------

Hampden Town Center    Aurora, CO                 1       444         $ 44.8          $  9.5
Warner Ridge           Woodland Hills, CA         1       579          111.2            27.8

                                           ---------  --------  -------------  -------------
LEGACY PARTNERS JOINT VENTURE PROJECTS            2     1,023         $156.0          $ 37.3
                                           ---------  --------  -------------  -------------
Parkfield              Denver, CO                 1       476         $ 37.9          $  0.0
                                           ---------  --------  -------------  -------------
EARNOUT PROJECTS                                  1       476         $ 37.9          $  0.0
                                           ---------  --------  -------------  -------------

                                           ---------  --------  -------------  -------------
TOTAL PROJECTS                                   18     6,196         $707.9          $125.9
                                           =========  ========  =============  =============



                                              ESTIMATED EQR     TOTAL EQR
                                             FUTURE FUNDING      FUNDING     ESTIMATED
     DEVELOPMENT                               OBLIGATION       OBLIGATION   COMPLETION
    PROJECT NAME           LOCATION         (IN MILLIONS)(1)  (IN MILLIONS)(1)  DATE
----------------------------------------------------------------------------------------
La Mirage IV(3)        San Diego, CA               $52.8         $ 54.4       Q1 2001
Town Center II (2)     Houston, TX                   0.0           15.2      Completed
Prospect Towers II(3)  Hackensack, NJ               33.2           33.8       Q2 2001
                                            -------------   ------------
EXPANSION PROJECTS                                 $86.0         $103.4
                                            -------------   ------------
Peachtree              Atlanta, GA                  $0.0           $8.8      Completed
Lincoln Park           Lawrence, MA                  0.0            4.5       Q2 2000
Mount Laurel Crossing  Mt. Laurel, NJ                0.0            6.3       Q2 2000
Fairfax Corners        Fairfax, VA                   0.0           16.0       Q3 2001
Lakeside Park          Tampa, FL                     0.0            4.4       Q4 2000
Eden Village           Loudon County,  VA            7.2            7.2       Q4 2001
Landings, The          Lake Zurich, IL               0.0            5.2       Q3 2000
Regents Court          San Diego, CA                 0.0            9.3       Q1 2001
Potomac Yard           Alexandria, VA               16.4           16.4       Q3 2001
Waltham Terrace        Waltham, MA                   6.7            6.7       Q4 2001
Braintree Woods        Braintree, MA                 0.0            6.8       Q4 2000
Savannah at Park Place Atlanta, GA                   1.1           11.0       Q4 2000
                                            -------------   ------------
LINCOLN PROPERTY COMPANY
JOINT VENTURE PROJECTS                             $31.4         $102.6
                                            -------------   ------------

Hampden Town Center    Aurora, CO                   $1.7          $11.2       Q1 2001
Warner Ridge           Woodland Hills, CA            0.0           27.8       Q4 2001

                                            -------------   ------------
LEGACY PARTNERS JOINT VENTURE PROJECTS              $1.7          $39.0
                                            -------------   ------------
Parkfield              Denver, CO                  $37.9          $37.9       Q4 2000
                                            -------------   ------------
EARNOUT PROJECTS                                   $37.9          $37.9
                                            -------------   ------------

                                            -------------   ------------
TOTAL PROJECTS                                    $157.0         $282.9
                                            =============   ============



     (1) The Operating Partnership's Funding of Lincoln Property Company Joint Venture and Legacy Partners Joint Venture Projects is limited to 25% of the total development cost.

     (2) Town Center II was substantially completed and acquired on December 22, 1999 and is included in the outstanding property and unit counts as of that date.

     (3) Estimated development cost does not include the cost of land previously acquired by the Operating Partnership.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

     Only ordinary routine litigation incidental to the business which is not deemed material was initiated during the year ended December 31, 1999. As of December 31, 1999, the Operating Partnership does not believe there is any other litigation threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for the OP Units.

     During 1999, the Operating Partnership directly issued 513,634 OP Units having a value of $25.2 million and 36,162 Junior Convertible Preference Units having a value of $3.0 million in exchange for direct or indirect interests in multifamily Properties in private placement transactions under section 4(2) of the Securities Exchange Act of 1934, as amended. OP Units are exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR, the cash equivalent thereof one year from the date of issuance. Junior Convertible Preference Units are exchangeable into OP Units under certain circumstances in accordance with the respective term sheet of the issuance.

     The following tables sets forth, for the periods indicated, the distributions paid on the Operating Partnership's OP Units:


                           FISCAL YEAR 1999                    DISTRIBUTIONS
                ----------------------------------------------------------------
                 Fourth Quarter Ended December 31, 1999            $0.76
                 Third Quarter Ended September 30, 1999            $0.76
                 Second Quarter Ended June 30, 1999                $0.71
                 First Quarter Ended March 31, 1999                $0.71

                           FISCAL YEAR 1998                    DISTRIBUTIONS
                ----------------------------------------------------- ------------------
                 Fourth Quarter Ended December 31, 1998            $0.71
                 Third Quarter Ended September 30, 1998            $0.67
                 Second Quarter Ended June 30, 1998                $0.67
                 First Quarter Ended March 31, 1998                $0.67


     In addition, on February 17, 2000, the Operating Partnership declared a $0.76 distribution on each OP Unit payable on April 14, 2000 to OP Unit holders of record on March 20, 2000.

     The number of holders of record of OP Units in the Operating Partnership at March 1, 2000 was 330. The number of outstanding OP Units as of March 1, 2000 was 140,369,532. In addition, the number of holders of record of Junior Convertible Preference Units in the Operating Partnership at March 1, 2000 was
30. The number of outstanding Junior Convertible Preference Units as of March 1, 2000 was 84,490.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data for the year ended December 31, 1995 have been derived from the historical Financial Statements of the Operating Partnership. The historical operating and balance sheet data for the years ended December 31, 1999, 1998, 1997 and 1996 have been derived from the historical Financial Statements of the Operating Partnership audited by Ernst & Young LLP, independent auditors. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                                     PART II

                        ERP OPERATING LIMITED PARTNERSHIP
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
  (FINANCIAL INFORMATION IN THOUSANDS EXCEPT FOR PER OP UNIT AND PROPERTY DATA)


                                                                                    YEAR ENDED DECEMBER 31,

                                                             -----------------------------------------------------------------------
                                                                1999           1998           1997           1996          1995
                                                             ------------  -------------   ------------   -----------   ------------
OPERATING DATA:
Total revenues                                             $   1,753,118 $    1,336,996  $     747,078  $    478,385  $     390,384
                                                             ============  =============   ============   ===========   ============

Income before gain on disposition of properties, net
and extraordinary item                                     $     330,333 $      255,032  $     176,014  $     97,033  $      59,738
                                                             ============  =============   ============   ===========   ============

Net income                                                 $     423,417 $      276,735  $     189,852  $    115,923  $      83,355
                                                             ============  =============   ============   ===========   ============

Net income per OP Unit - basic                             $        2.30 $         1.65  $        1.79  $       1.70  $        1.68
                                                             ============  =============   ============   ===========   ============

Net income per OP Unit - diluted                           $        2.29 $         1.63  $        1.76  $       1.69  $        1.67
                                                             ============  =============   ============   ===========   ============

Weighted average OP Units outstanding - basic                    135,001        111,713         73,182        51,108         42,749
                                                             ============  =============   ============   ===========   ============

Weighted average OP Units outstanding - diluted                  135,655        112,578         74,281        51,520         42,865
                                                             ============  =============  =============   ===========   ============

Distributions declared per OP Unit outstanding             $        2.94 $         2.72  $        2.55  $       2.40     $     2.18
                                                             ============  =============   ============   ===========   ============

BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation (1)         $  12,238,963 $   10,942,063  $   7,121,435  $  2,983,510  $   2,188,939
  Real estate, after accumulated depreciation (1)          $  11,168,476 $   10,223,572  $   6,676,673  $  2,681,998  $   1,970,600
  Total assets                                             $  11,715,689 $   10,700,260  $   7,094,631  $  2,986,127  $   2,141,260
  Total debt                                               $   5,473,868 $    4,680,527  $   2,948,323  $  1,254,274  $   1,002,219
  Junior Convertible Preference Units                      $       7,896 $        4,833  $        -     $        -    $      24,578
  Cumulative Convertible Redeemable Preference Interests   $      40,000 $         -     $        -     $        -    $        -
  9 3/8% Series A Cumulative Redeemable Preference Units   $     153,000 $      153,000  $     153,000  $    153,000  $     153,000
  9 1/8% Series B Cumulative Redeemable Preference Units   $     125,000 $      125,000  $     125,000  $    125,000  $     125,000
  9 1/8% Series C Cumulative Redeemable Preference Units   $     115,000 $      115,000  $     115,000  $    115,000  $        -
  8.60% Series D Cumulative Redeemable Preference Units    $     175,000 $      175,000  $     175,000  $        -    $        -
  Series E Cumulative Convertible Preference Units         $      99,850 $       99,925  $      99,963  $        -    $        -
  9.65% Series F Cumulative Redeemable Preference Units    $      57,500 $       57,500  $      57,500  $        -    $        -
  7 1/4% Series G Convertible Cumulative Preference Units  $     316,250 $      316,250  $     316,250  $        -    $        -
  7.00% Series H Cumulative Convertible Preference Units   $       3,686 $        3,914  $        -     $        -    $        -
  8.82% Series I Cumulative Convertible Preference Units   $        -    $      100,000  $        -     $        -    $        -
  8.60% Series J Cumulative Convertible Preference Units   $     114,980 $      114,985  $        -     $        -    $        -
  8.29% Series K Cumulative Redeemable Preference Units    $      50,000 $       50,000  $        -     $        -    $        -
  7.625% Series L Cumulative Redeemable Preference Units   $     100,000 $      100,000  $        -     $        -    $        -
  General and Limited Partners' Capital                    $   4,603,751 $    4,346,414  $   2,921,682  $  1,216,467  $     750,902

OTHER DATA:

  Total properties (at end of period) (2)                            983            653            463           218            174
  Total apartment units (at end of period) (2)                   214,060        186,496        135,200        67,705         53,294
  Funds from operations available to Common
     Shares and OP Units (3)                               $     619,603 $      458,841  $     270,763  $    160,267  $     120,965
  Cash flow provided by (used for):
     Operating activities                                  $     785,219 $      543,213  $     348,997  $    210,930  $     141,534
     Investing activities                                  $   (523,551) $  (1,047,374)  $ (1,552,390)  $  (635,655)  $   (324,018)
     Financing activities                                  $   (236,516) $      474,831  $   1,089,417  $    558,568  $     175,874


ITEM 6.  SELECTED FINANCIAL DATA (CONSOLIDATED HISTORICAL (CONTINUED))

(1) Includes approximately $18.0 million and $96.3 million of construction in progress as of December 31, 1999 and 1998, respectively.

(2) Totals exclude properties which the Operating Partnership had investments in partnership interests and/or subordinated mortgages. As of December 31, 1999, this represented 79 properties containing 11,648 units. As of December 31, 1998, this represented 27 properties containing 5,193 units. As of December 31, 1997, this represented 26 properties containing 5,267 units.

(3) The Operating Partnership generally considers funds from operations ("FFO") to be one measure of the performance of real estate companies, including an equity REIT. The definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, less an allocation of net income to preference unit holders, plus depreciation on real estate assets and amortization of deferred financing costs related to EQR's Predecessor Business. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Operating Partnership's calculation of FFO for 1995 has been restated to reflect the effects of the definition as mentioned above. The Operating Partnership will adopt, effective January 1, 2000, NAREIT's updated recommended definition of FFO as approved in the fourth quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's, and certain other entities, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1999.

     Forward-looking statements in this Item 7 as well as Item 1 of this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     - alternative sources of capital to the Operating Partnership are higher than anticipated;
     - occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and
     - additional factors as discussed in Part I of this Annual Report as filed on Form 10-K.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Acquired and Disposed Properties and related units for the prior three years:


                                                ACQUISITIONS                      DISPOSITIONS
                                     ---------------------------------- -------------------------------

                                        Number of         Number of        Number of        Number of
                    YEAR               Properties           Units          Properties         Units
         --------------------------- ---------------- ----------------- --------------- ---------------
                    1997                    252             68,830               7            1,336
                    1998                    210             56,015              20            4,719
                    1999                    366             35,450              36            7,886


     In addition, during the year ended December 31, 1999, the Operating Partnership also sold its entire interest in six MRY joint venture properties (to MRYP Spinco) containing 1,297 units for approximately $54.1 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

     The Operating Partnership's overall results of operations for the year ended December 31, 1999 and 1998 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties, partially offset by the disposition of the 1998 Disposed Properties and the 1999 Disposed Properties. The impact of the 1998 Acquired Properties, the 1999 Acquired Properties, the 1998 Disposed Properties and the 1999 Disposed Properties is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both 1999 and 1998 (the "1999 Same Store Properties"), which represented 121,490 units, impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both 1998 and 1997 (the "1998 Same Store Properties"), which represented 63,243 units, also impacted the Operating Partnership's results of operations. Both the 1999 Same Store Properties and 1998 Same Store Properties are discussed in the following paragraphs.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

     For the year ended December 31, 1999, income before gain on disposition of properties, net, and extraordinary item increased by $75.3 million when compared to the year ended December 31, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

     In regard to the 1999 Same Store Properties, total revenues increased by approximately $35.8 million to $1.1 billion or 3.48% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $0.1 million or 0.03%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance and property management costs.

     Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $8.5 million primarily due to the continued expansion of the Operating Partnership's property management business. During 1999, the Operating Partnership assumed a management office in Reynoldsburg, Ohio related to the LFT Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues and expenses decreased due to the Operating Partnership acquiring certain of these properties that were formerly fee-managed.

     Interest expense, including amortization of deferred financing costs, increased by approximately $91.9 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $1.3 billion. However, the Operating Partnership's effective

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

interest costs decreased from 7.10% for the year ended December 31, 1998 to 7.05% for the year ended December 31, 1999.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.7 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.27% for the year ended December 31, 1999 compared to 1.54% of total revenues for the year ended December 31, 1998.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, income before gain on disposition of properties, net and extraordinary item increased by $79 million when compared to the year ended December 31, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

     In regard to the 1998 Same Store Properties rental income increased by approximately $23.1 million to $527.3 million or 4.59% primarily as a result of higher rental rates charged to new tenants and tenant renewals, a 1.01% increase in average economic occupancy levels and an increase in income from billing tenants for their share of utility costs. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $5.3 million or 2.65%. This increase was primarily the result of higher compensation costs, leasing and advertising costs, utilities, and maintenance charges.

     Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $26.3 million primarily due to the continued expansion of the Operating Partnership's property management business. The 1998 amounts include a full year effect of the various offices the Operating Partnership opened in 1997, including the Scottsdale Office, which had a significant expansion resulting from the EWR Merger. During 1998, the Operating Partnership opened new management offices in Jacksonville and Orlando, Florida and the Operating Partnership assumed a management office in Augusta, Georgia related to the MRY Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These net revenues decreased due to the disposition of certain of these properties, resulting in the Operating Partnership no longer providing fee and asset management services to such properties.

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

     General and administrative expenses, which include corporate operating expenses, increased approximately $5.8 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel in the Operating Partnership's Human Resources, Accounting, Legal and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Management Information Systems groups, as well as higher compensation costs, shareholder reporting costs and professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.54% for the year ended December 31, 1998 compared to 1.98% of total revenues for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 1999

     As of January 1, 1999, the Operating Partnership had approximately $4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at December 31, 1999 was approximately $29.1 million and the amount available on the Operating Partnership's line of credit was $400 million, of which $65.8 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by (used for) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1999, EQR and/or the Operating Partnership:

     - issued the June 2004 Notes and received net proceeds of $298.0 million;
     - refinanced seven Properties and received additional proceeds of $78.5 million;
     - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $126.5 million;
     - disposed of forty-two properties (including the sale of the Operating Partnership's interest in six MRY joint venture properties) and received net proceeds of $383 million;
     - issued approximately 1.2 million Common Shares and received net proceeds of $38.5 million which were contributed by EQR to the Operating Partnership in exchange for OP Units; and
     - issued 800,000 8.00% Series A Cumulative Convertible Redeemable Preference Interests of EQR-Mosaic, L.L.C. and received net proceeds of $39 million.

All of these proceeds were utilized to either:

     -    purchase additional properties;
     -    provide funding for properties in the development stage; and/or
     -    repay the line of credit and mortgage indebtedness on certain
          Properties

     With respect to the 1999 Acquired Properties, the Operating Partnership assumed and/or entered into new mortgage indebtedness of approximately $69.9 million, issued OP Units with a value of $25.2 million and issued Junior Convertible Preference Units with a value of $3.0 million. The total purchase price of the 1999 Acquired Properties was approximately $1.4 billion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Subsequent to December 31, 1999 and through March 3, 2000, the Operating Partnership acquired one additional property containing 178 units for a total purchase price of approximately $10.3 million.

     Subsequent to December 31, 1999 and through March 3, 2000, the Operating Partnership disposed of six properties for a total sales price of $46.7 million. These proceeds will be utilized to purchase additional properties. The Operating Partnership anticipates that it will continue to sell certain Properties in the portfolio.

     On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. The Series M-1 Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series B Preference Units or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year. The net proceeds received from this transaction will be used for scheduled mortgage and line of credit repayments.

     In regard to the joint venture agreements with two multifamily residential real estate developers during the year ended December 31, 1999, the Operating Partnership funded a total of $88.6 million and during 2000 the Operating Partnership expects to fund approximately $32.7 million in connection with these agreements. In connection with the first agreement, the Operating Partnership has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

     In regard to certain other properties that were under development and/or expansion during the year ended December 31, 1999, the Operating Partnership funded $47.5 million. During 2000, the Operating Partnership expects to fund $44.9 million related to the continued development and/or expansion of as many as three Properties.

     In regard to certain properties that were under earnout/development agreements, during the year ended December 31, 1999, the Operating Partnership funded the following:

     - $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;
     - $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and
     -    $18.3 million relating to the acquisition of Rosecliff Apartments.

     Subsequent to December 31, 1999, the Operating Partnership funded $2.3 million for an initial earnout payment to the developer of Rosecliff Apartments. During 2000, the Operating Partnership expects to fund $33.4 million related to the continued earnout/development of one Property.

     In May 1999, the Operating Partnership repaid its 1999 Notes that matured on May 15, 1999. The $125 million repayment was initially funded from borrowings under the Operating Partnership's lines of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     In November 1999, the Operating Partnership repaid the 1999-A Notes that matured on November 24, 1999. The $25 million repayment was initially funded from borrowings under the Operating Partnership's line of credit.

     During 1999, the Operating Partnership repaid approximately $60.8 million of mortgage indebtedness on 31 Properties. These repayments were funded from the Operating Partnership's line of credit and/or certain proceeds from dispositions.

     In addition, the Operating Partnership refinanced the debt on six existing properties totaling $45.0 million with new mortgage indebtedness totaling $65.7 million.

     As of December 31, 1999, the Operating Partnership had total indebtedness of approximately $5.5 billion, which included mortgage indebtedness of $2.9 billion (including premiums of $2.1 million), of which $838 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $2.5 million), of which $127.8 million represented tax-exempt bond indebtedness.

     Subsequent to December 31, 1999, the Operating Partnership settled on a $100 million interest rate protection agreement and received approximately $7.0 million in connection therewith.

     On March 20, 2000, the Operating Partnership obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million. The net proceeds received from this transaction will be used for scheduled mortgage and line of credit repayments.

     In the second quarter of 2000, the Operating Partnership anticipates repaying mortgage indebtedness of approximately $85 million assumed in connection with the LFT Merger. These repayments will also be primarily funded from additional borrowings under the line of credit and/or additional mortgage borrowings.

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

     In August 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's planned financing in the fourth quarter of 1998. This agreement was canceled in November at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the 15 previously unencumbered Properties that occurred in November 1998.

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

     The fair value of these instruments, discussed above, as of December 31, 1999 approximates their carrying or contract values.

     The Operating Partnership has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for in-the-unit replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures are also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Operating Partnership has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Operating Partnership's standards. In regard to replacement-type items described above, the Operating Partnership generally expects to spend $250 per unit on an annual recurring basis.

     During the year ended December 31, 1999, total capital expenditures for the Operating Partnership approximated $141.9 million. Of this amount, approximately $34.5 million, or $427 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $40.8 million, or $362 per unit. Capital spent for replacement-type items approximated $53.5 million, or $277 per unit. In addition, approximately $5.9 million was spent on four specific assets related to major renovations and repositioning of these assets. Also included in total capital expenditures was approximately $7.2 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 2000 are budgeted to be approximately $110.0 million for all

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Properties.

     Total distributions paid in 1999 amounted to $514.9 million, which included certain distributions declared in the fourth quarters of 1998 and 1999. The Operating Partnership paid a $0.76 per OP Unit distribution on December 31, 1999 for the quarter ended December 31, 1999 to OP Unit holders of record as of December 20, 1999.

     The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     On August 12, 1999 the Operating Partnership obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers. The new line of credit replaced the Operating Partnership's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility which the Operating Partnership assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. This new credit facility matures in August 2002 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a certain spread dependent upon the Operating Partnership's credit rating. As of March 20, 2000, there were no amounts outstanding under this new facility.

     Pursuant to the LFT Merger, the Operating Partnership assumed a line of credit that had an outstanding balance of approximately $26.4 million. On October 1, 1999, the Operating Partnership repaid the outstanding balance and terminated this facility.

     In connection with the Wellsford Merger, the Operating Partnership has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. These preferred shares would be convertible to WRP Newco common shares under certain circumstances. As of December 31, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership. The Operating Partnership expects to fund this $25 million investment in April 2000.

     In connection with the MRY Merger, the Operating Partnership extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. On June 24, 1999, MRYP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Spinco repaid the entire outstanding Senior Note balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

     Also, in connection with the MRY Merger, the Operating Partnership entered into six joint venture agreements with MRYP Spinco. The Operating Partnership contributed six properties with an initial value of $52.7 million in return for an ownership interest in each joint venture. On August 23, 1999, the Operating Partnership sold its entire interest in these six properties to MRYP Spinco and received $54.1 million. There is no further obligation by either party in connection with these agreements.

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

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in a joint venture with a multifamily real estate developer, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1998 EQR and/or the Operating Partnership:

     - issued a total of approximately 8.5 million Common Shares through various offerings and received total net proceeds of $412.5 million, which were contributed by EQR to the Operating Partnership in exchange for OP Units;
     - issued the 2015 Notes, the August 2003 Notes and the 2000 Notes and received net proceeds of $542.3 million;
     - mortgaged fifteen previously unencumbered Properties and received net proceeds of $223.5 million; and
     - disposed of twenty properties, which generated net proceeds of approximately $177 million.

All of these proceeds were utilized to either:

     -    purchase additional properties;
     -    provide funding for properties in the development stage; and/or
     -    repay the lines of credit and mortgage indebtedness on certain
          Properties.

     With respect to the 1998 Acquired Properties, EQR issued 21.8 million Common Shares having a value of $1.0 billion and issued the following preferred shares having a combined liquidation value of $369.1 million (upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued OP Units and cumulative convertible or redeemable preference units):

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     -    Series H Preferred Shares;
     -    Series I Preferred Shares;
     -    Series J Preferred Shares;
     -    Series K Preferred Shares; and
     -    Series L Preferred Shares.

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

     In December 1997, the Operating Partnership entered into a joint venture agreement with a multifamily residential real estate developer whereby the Operating Partnership will make investments in a limited partnership to fund its portion of the project cost. During 1998, the Operating Partnership funded a total of $23.9 million in connection with this agreement.

     In regards to certain other properties that were under development and/or expansion in 1998, the Operating Partnership funded $31.6 million.

     In regards to certain properties that were under earnout/development agreements in 1998, no amounts were funded.

     As of December 31, 1998, the Operating Partnership had total indebtedness of approximately $4.7 billion, which included mortgage indebtedness of $2.3 billion (including premiums of $4.5 million), of which $878.3 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (net of a $5.3 million discount), of which $35.6 million represented tax-exempt bond indebtedness. During the year, the Operating Partnership repaid an aggregate of $63.8 million of mortgage indebtedness on nine of its Properties. These repayments were funded from the Operating Partnership's line of credit or from proceeds received from the various capital transactions mentioned in the previous paragraphs.

YEAR 2000 ISSUE

     In prior years, the Operating Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Operating Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Operating Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Operating Partnership expensed approximately $184,000 and $700,000 during 1999 and 1998, respectively, in connection with remediating its systems. The Operating Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Operating Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS

     Commencing in 1996, the Operating Partnership implemented the definition of FFO adopted by the Board of Governors of NAREIT in March 1995. The definition primarily eliminates the amortization of deferring financing costs and depreciation of non-real estate assets as items added back to net income when calculating FFO.

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

     The Operating Partnership will adopt, effective January 1, 2000, NAREIT's updated recommended definition of FFO as approved in the fourth quarter of 1999.

     For the year ended December 31, 1999, FFO increased $160.8 million representing a 35% increase when compared to the year ended December 31, 1998. For the year ended December 31, 1998, FFO increased by $188.1 million representing a 69.5% increase when compared to the year ended December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS (CONTINUED)

     The following is a reconciliation of net income to FFO for the years ended December 31, 1999, 1998 and 1997 (amounts are in thousands):

  ------------------------------------------------------------ --- ------------- --- ------------- -- --------------
                                                                    Year Ended        Year Ended       Year Ended
                                                                     12/31/99          12/31/98         12/31/97
  ------------------------------------------------------------ --- ------------- --- ------------- -- --------------
  Net income                                                    $       423,417   $       276,735  $        189,852
  Adjustments:
       Depreciation on real estate assets*                              402,466           296,691           153,526
       Amortization of deferred financing costs
           related to predecessor business                                 -                   35               235
       Allocation of net income to preference
           unit and interest holders                                   (113,196)          (92,917)          (59,012)
       Loss on early extinguishment of debt                                 451               -                 -
       Gain on disposition of properties                                (93,535)          (21,703)          (13,838)
  ------------------------------------------------------------ --- ------------- --- ------------- -- --------------
  FFO                                                           $       619,603   $       458,841  $        270,763
  ------------------------------------------------------------ --- ------------- --- ------------- -- --------------


* Includes $1,009,000 and $183,000 related to the Operating Partnership's share of depreciation from unconsolidated joint ventures and limited partnerships for the years ended December 31, 1999 and 1998, respectively.

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

         The Operating Partnership has total outstanding debt of approximately $5.5 billion at December 31, 1999, of which approximately $700.9 million, or 12.8%, is floating rate debt, including the effects of any interest rate protection agreements. If market rates of interest on the Operating Partnership's floating rate debt increase by 55 basis points (a 10% increase), the increase in interest expense on the Operating Partnership's floating rate debt would decrease future earnings and cash flows by approximately $3.9 million. If market rates of interest on the Operating Partnership's floating rate debt decrease by 55 basis points (a 10% increase), the decrease in interest expense on the Operating Partnership's floating rate debt would increase future earnings and cash flows by approximately $3.9 million.

         These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Operating Partnership's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Operating Partnership's financial structure.

                                     PART II


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1 of this Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     ITEMS 10,11,12 AND 13 (PART III) OF THIS FORM 10-K OMIT THE USE OF CERTAIN DEFINED TERMS USED ELSEWHERE HEREIN AND CONTAIN CERTAIN DEFINED TERMS THAT ARE DIFFERENT FROM THOSE USED IN THE OTHER SECTIONS OF THIS REPORT.

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a,b,c,d,e & f) TRUSTEES AND EXECUTIVE OFFICERS

     The Operating Partnership does not have any trustees or executive officers. The trustees and executive officers, as of March 1, 2000, of Equity Residential Properties Trust (the "Trust"), their ages and their positions and offices are set forth in the following table:

            NAME                 AGE                              POSITION
------------------------------ -------- ----------------------------------------------------------------
Samuel Zell                      58     Chairman of the Board of Trustees (term expires in 2002)
Douglas Crocker II               59     President, Chief Executive Officer and Trustee
                                        (term expires in 2001)
John W. Alexander                52     Trustee (term expires in 2002)
Stephen O. Evans                 54     Trustee (term expires in 2000)
Henry H. Goldberg                61     Trustee (term expires in 2002)
Errol R. Halperin                59     Trustee (term expires in 2002)
James D. Harper, Jr.             66     Trustee (term expires in 2001)
Boone A. Knox                    63     Trustee (term expires in 2002)
Edward Lowenthal                 55     Trustee (term expires in 2000)
Jeffrey H. Lynford               52     Trustee (term expires in 2000)
Sheli Z. Rosenberg               58     Trustee (term expires in 2001)
Gerald A. Spector                53     Executive Vice President, Chief Operating Officer and Trustee
                                        (term expires in 2001)
Michael N. Thompson              51     Trustee (term expires in 2001)
B. Joseph White                  52     Trustee (term expires in 2000)
Leslie B. Fox                    41     Executive Vice President and President - Lexford Division
Alan W. George                   42     Executive Vice President - Acquisitions/Dispositions and Strategic Business
                                        Development
Edward J. Geraghty               50     Executive Vice President and President - Eastern Division
Michael J. McHugh                44     Executive Vice President, Chief Accounting Officer and Treasurer
David J. Neithercut              44     Executive Vice President and Chief Financial Officer
Gregory H. Smith                 48     Executive Vice President and President - Central Division
Bruce C. Strohm                  45     Executive Vice President, General Counsel and Secretary
Frederick C. Tuomi               45     Executive Vice President and President - Western Division

     The following is a biographical summary of the experience of the trustees and executive officers of the Trust. Officers serve at the pleasure of the Board of Trustees.

     Samuel Zell has been Chairman of the Board of the Trust since March 1993. Since January 1999, Mr. Zell has been chairman of Equity Group Investments, LLC, an investment company ("EGI LLC"). For more than five years prior to 1999, Mr. Zell had been chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"). He is also chairman of the board of directors of American Classic Voyages Co., an owner and operator of cruise lines, Anixter International Inc., a provider of integrated network and cabling systems

("Anixter"), Manufactured Home Communities, Inc. ("MHC"), a manufactured home community real estate investment trust ("REIT"), Chart House Enterprises, Inc., an owner and operator of restaurants, Capital Trust, Inc., a specialized finance company ("Capital Trust"), Davel Communications, Inc., an owner and operator of public payphones, Danielson Holding Corporation, an insurance holding company, and Equity Office Properties Trust, an office building REIT ("EOP"). He is a director of Ramco Energy plc, an independent oil company based in the United Kingdom.

         Douglas Crocker II has been Chief Executive Officer, President and a Trustee of the Trust since March 1993. Mr. Crocker has been a director of Wellsford Real Properties, Inc. ("WRP"), a publicly traded real estate merchant banking firm since its formation in June 1997, Ventas, Inc., a real estate company focusing on the ownership and acquisition of health care properties, since November 1998, and was a director of Horizon Group Inc., an owner, developer and operator of outlet retail properties from July 1996 to June 1998. Mr. Crocker has been president and chief executive officer of First Capital Financial Corporation, a sponsor of public limited real estate partnerships ("First Capital"), since December 1992, and a director of First Capital since January 1993. He was an executive vice president of Equity Financial and Management Company, a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities from November 1992 until March 1997. Mr. Crocker chairs and serves on boards or committees of various multi-family housing associations, including the National Multi-Housing Council and the Multifamily Council of the Urban Land Institute, and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").

         John W. Alexander has been a Trustee of the Trust since May 1993 and is the president of Mallard Creek Capital Partners, Inc., an investment company with interests in real estate and development entities. He is also a partner of Meringoff Equities, a real estate investment and development company, and is a member of the International Council of Shopping Centers and the Urban Land Institute.

         Stephen O. Evans has been a Trustee of the Trust since December 23, 1997, the date of the merger of Evans Withycombe Residential, Inc. ("Evans"), a multifamily property REIT founded by Mr. Evans, into the Trust ("Evans Merger"), and is President of Evans Realty Associates, a real estate holding company. Mr. Evans has also served as an Executive Vice President from December 1997 to December 1999. Prior to the Evans Merger, Mr. Evans served as the chairman of the board and chief executive officer of Evans since its formation in May 1994. Mr. Evans is a member of NAREIT, Lambda Alpha, a national land economic fraternity, and the Urban Land Institute.

         Henry H. Goldberg has been a Trustee of the Trust since January 1995. Mr. Goldberg is chairman of the board, chief executive officer and founder of The Artery Group, L.L.C., a diversified real estate company. Mr. Goldberg is also a director of the University of Maryland Foundation.

         Errol R. Halperin has been a Trustee of the Trust since May 1993. Mr. Halperin has been an attorney at the law firm of Piper Marbury Rudnick & Wolfe and its predecessor since 1979, serving as a senior partner and a member of the firm's executive committee since 1981 and co-chairman of the firm's Business and Technology Group since 1999, and a director of Elkay Manufacturing Company, a plumbing fixtures manufacturer, since 1980. Mr. Halperin specializes in federal income tax counseling and real estate and corporate transactions.

         James D. Harper, Jr. has been a Trustee of the Trust since May 1993. Mr. Harper is the president of JDH Realty Co., a real estate development and investment company, and is the principal partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. He is a trustee of EOP and a director of Burnham Pacific Properties Inc., a commercial real estate REIT. Mr. Harper is also a trustee of the Urban Land Institute.

         Boone A. Knox has been a Trustee of the Trust since October 19, 1998, the date of the merger of Merry Land & Investment Company, Inc. ("Merry Land"), a multifamily property REIT, into the Trust ("Merry Land Merger"). Mr. Knox has been a director of Merry Land Properties, Inc. ("MRYP"), a publicly traded diversified real estate company, since its formation as part of the Merry Land Merger. Prior to the Merry Land Merger, Mr. Knox had been chairman of the board of Merry Land since December 1996. Mr. Knox has served as chairman of the board of directors of Regions Bank, Central Georgia since January 1997, and has been a director of Cousins Properties, Incorporated, a retail and office building REIT, since 1969, and of The InterCept Group, Inc., a technology products and services provider to financial institutions, since February 1998.

         Edward Lowenthal has been a Trustee of the Trust since June 1997, shortly after the merger of Wellsford Residential Property Trust ("Wellsford"), a multifamily property REIT, and the Trust on May 30, 1997 (the "Wellsford Merger"). Mr. Lowenthal has been the president, chief executive officer and a director of WRP since its formation in January 1997, and had been the president and chief executive officer and a trustee of Wellsford since its formation in July 1992 until the Wellsford Merger. Mr. Lowenthal is a director of Omega Healthcare, Inc., a healthcare REIT, Omega Worldwide, Inc., a health care finance company, and Great Lakes REIT, Inc., an office building REIT. He is also a member of the Board of Governors of NAREIT and a member of the New York bar.

         Jeffrey H. Lynford has been a Trustee of the Trust since June 1997, shortly after the Wellsford Merger. Mr. Lynford has been the chairman of the board and secretary of WRP since its formation in January 1997, and had been the chairman of the board and secretary of Wellsford since its formation in July 1992 until the Wellsford Merger. Mr. Lynford currently serves as a trustee emeritus of the National Trust for Historic Preservation and as a director of six mutual funds managed by Cohen & Steers. He is also a trustee of Polytechnic University, a trustee for Caramoor Center for Music and the Arts, and a member of the New York bar.

         Sheli Z. Rosenberg has been a Trustee of the Trust since March 1993. Ms. Rosenberg has been vice chairman of EGI, LLC from January 1, 2000 and chief executive officer and president of EGI LLC from January 1, 1999 to January 1, 2000. From November 1994 until 1999, Ms. Rosenberg had been chief executive officer, president and a director of EGI. Ms. Rosenberg had been a principal of the law firm of Rosenberg & Liebentritt, P.C. ("R&L"), from 1980 to 1997. Ms. Rosenberg is a trustee of EOP and is a director of Capital Trust, MHC, Anixter, CVS Corporation, a drugstore chain, Dynergy Inc., a supplier of electricity and natural gas, and Danka Business Systems PLC, an office imaging equipment and services supplier.

         Gerald A. Spector has been a Trustee and Executive Vice President of the Trust since March 1993 and Chief Operating Officer of the Trust since February 1995.

         Michael N. Thompson has been a Trustee of the Trust since October 19, 1998, the date of the Merry Land Merger. Mr. Thompson has been president, chief operating officer and a director of MRYP since its formation as part of the Merry Land Merger. Prior to the Merry Land Merger, Mr. Thompson served as executive vice president and chief operating officer of Merry Land since December 1996, and as a vice president of Merry Land from August 1992 until December 1996.

         B. Joseph White has been a Trustee of the Trust since May 1993. Mr. White has been a professor at the University of Michigan Business School since 1987 and has served as the dean since 1991. Mr. White is a director of Kelly Services, Inc., a temporary services firm, Gordon Food Service,

Inc., a midwestern food distribution company, Kaydon Corporation, a manufacturer of precision engineered metal products, and five mutual funds managed by Alger Management, Inc.

         Leslie B. Fox has been Executive Vice President and President - Lexford Division of the Trust since October 1, 1999, the date of the merger of Lexford Residential Trust ("Lexford") into the Trust (the "Lexford Merger"). Prior to the Lexford Merger, Ms. Fox had been executive vice president and chief operating officer of Lexford since December 1997, and executive vice president - investment management since June 1997. Ms. Fox was president of Asset Investors Corporation ("AIC") and Commercial Assets, Incorporated ("CAI"), both publicly traded REITs, from October 1996 through May 1997, and held senior management positions with AIC and CAI from November 1993 through September 1996.

         Alan W. George has been Executive Vice President -
Acquisitions/Dispositions and Strategic Business Development of the Trust since February 1997 and was Senior Vice President - Acquisitions of the Trust from December 1995 until February 1997.

         Edward J. Geraghty has been Executive Vice President of the Trust since March 1998 and President - Eastern Division since April, 1999. Mr. Geraghty was a managing director - real estate of The Travelers Investment Group, Inc. from June 1995 to March 1998.

         Michael J. McHugh has been an Executive Vice President of the Trust since January 1998, and Chief Accounting Officer and Treasurer of the Trust since February 1995. Mr. McHugh was Senior Vice President of the Trust from February 1995 until January 1998.

         David J. Neithercut has been Executive Vice President and Chief Financial Officer of the Trust since February 1995.

         Gregory H. Smith has been Executive Vice President of the Trust since December 1994 and President - Central Division since April 1999.

         Bruce C. Strohm has been Executive Vice President and General Counsel of the Trust since March 1995 and Secretary of the Trust since November 1995.

         Frederick C. Tuomi has been Executive Vice President of the Trust since January 1994 and President - Western Division since April 1999.

         Pursuant to the Trust's declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Operating Partnership to report, based on its review of reports to the SEC, about transactions in its OP Units furnished to the Operating Partnership and written representation of the Trust's trustees and executive officers and the Operating Partnership's 10% owners. There were no such items on which to report during 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The Operating Partnership does not have any executive compensation. Information concerning the Equity Residential Properties Trust's executive compensation will be contained in its definitive proxy statement relating to the 2000 Annual Meeting of Shareholders to be held on May 16, 2000. Please see this definitive proxy statement for further discussion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 1, 2000, (except as otherwise indicated in the footnotes) regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership's outstanding OP Units, and in addition, each trustee of the Trust, the executive officers of the Trust, and by all trustees and executive officers of the Trust as a group. Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                                                          SHARES UPON                           PERCENT OF
                                        NUMBER OF         EXERCISE OF                             COMMON
         NAME                       COMMON SHARES(1)      OPTIONS(2)           TOTAL(1)         SHARES(1)
   ------------------------------- -------------------- ----------------- ------------------- ----------------
   Samuel Zell                        3,235,723 (3)              480,001           3,715,724       2.85%
   Douglas Crocker II                   292,505 (4)              770,833           1,063,338          -
   John W. Alexander                      7,432                   30,001              37,433          -
   Stephen O. Evans                     743,641 (5)               82,001             825,642          -
   Henry H. Goldberg                    421,146 (6)               20,001             441,147          -
   Errol R. Halperin                      6,796 (7)               30,001              36,797          -
   James D. Harper, Jr.                    6,997                  30,001              36,998          -
   Boone A. Knox                      1,432,687 (8)                1,667           1,434,354       1.13%
   Edward Lowenthal                     103,474 (9)               10,001             113,475          -
   Jeffrey H. Lynford                    50,680                   10,001              60,681          -
   Sheli Z. Rosenberg                   109,149 (10)             101,667             210,816          -
   Gerald A. Spector                    194,683 (11)             329,084             523,767          -
   Michael N. Thompson                  122,257 (12)               1,667             123,924          -
   B. Joseph White                        6,636                   25,001              31,637          -
   Edward J. Geraghty                    25,248                   48,999              74,247          -
   Alan W. George                        35,317                  102,499             137,816          -
   David J. Neithercut                   24,940 (13)             180,374             205,314          -
   Trustees and Executive
      Officers as a
      Group (22 persons)              6,995,607                2,616,877           9,612,484       7.22%
   ------------------------------- -------------------- ----------------- ------------------- ----------------

-      Less than 1%.

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

(2) Reflects common shares which may be acquired within 60 days after March 1, 2000 through the exercise of share options.

(3) Includes 2,431,350 OP units which are exchangeable on a one-for-one basis into 2,431,350 common shares. Also includes 30,000 common shares beneficially owned by the Zell Family Foundation. Mr. Zell disclaims beneficial ownership of 567,256 common shares (including the 30,000 common shares held by the Zell Family Foundation and assuming the exchange of 537,256 OP units) because the economic benefits with respect to such common shares are attributable to other persons.

(4) Includes 8,825 common shares beneficially owned by Mr. Crocker's spouse, as to which Mr. Crocker disclaims beneficial ownership. Also includes 175,000 common shares beneficially owned by MWC Partners, L.P. ("MWC"), of which Mr. Crocker is the sole general partner. The sole limited partner of MWC is a trust created for the benefit of Mr. Crocker's wife and Mr. Crocker's children.

(5) Includes 739,753 OP units which are exchangeable on a one-for-one basis into 739,753 common shares.

(6) Includes 182,269 OP units held by Mr. Goldberg, which are exchangeable on a one-for-one basis into 182,269 common shares; 14,460 Junior Convertible Preference Units which are exchangeable into 29,509 common shares; 6,047 Junior Convertible Preference Units which are exchangeable into 12,340 common shares; and 179,632 common shares held by Goldberg Investment Limited Partnership ("GILP"). Mr. Goldberg is the sole limited partner of GILP and the sole shareholder of Goldberg Investment, Inc. ("GII"), which is the sole general partner of GILP.

(7) Includes 1,000 common shares beneficially owned by Mr. Halperin's spouse, as to which Mr. Halperin disclaims beneficial ownership.

(8) Includes 1,173,949 common shares beneficially owned by Knox, Ltd., of which Mr. Knox is the general partner, and includes 3,387 common shares beneficially owned by BT Investments, of which Mr. Knox is the managing partner. Mr. Knox disclaims beneficial ownership of the common shares owned by Knox, Ltd. and BT Investments, except to the extent of his pecuniary interest in 151,116 common shares. Also includes 3,114 common shares beneficially owned by Mr. Knox's spouse and 424 common shares beneficially owned by Mr. Knox, not individually, but as custodian for his niece and nephew, as to all of which Mr. Knox disclaims beneficial ownership. Also includes 167,881 common shares beneficially owned by the Knox Foundation, of which Mr. Knox is the trustee. Mr. Knox disclaims beneficial ownership of the common shares owned by the Knox Foundation.

(9) Includes 49,178 common shares beneficially owned by Mr. Lowenthal's spouse, as to which Mr. Lowenthal disclaims beneficial ownership.

(10) Includes 16,200 common shares beneficially owned by Ms. Rosenberg's spouse, as to which Ms. Rosenberg disclaims beneficial ownership. Also includes 1,528 OP units which are exchangeable on a one-for-one basis into 1,528 common shares.

(11) Includes 35,647 common shares beneficially owned by Mr. Spector's spouse, and 2,337 common shares beneficially owned by Mr. Spector as custodian for his minor children, as to all of which Mr. Spector disclaims beneficial ownership. Also includes 1,683 OP units which are exchangeable on a one-for-one basis into 1,683 common shares.

(12) Includes 419 common shares beneficially owned by Mr. Thompson's children and 2,648 common shares beneficially owned by Mr. Thompson's spouse, as to all of which Mr. Thompson disclaims beneficial ownership.

(13) Includes 2,000 common shares and 1,112 Series E Convertible Preferred Shares beneficially owned by Mr. Neithercut's children, as to all of which Mr. Neithercut disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Pursuant to the terms of the partnership agreement for the Operating Partnership, the Operating Partnership is required to reimburse the Trust for all expenses incurred by the Trust in excess of income earned by the Trust through its indirect 1% ownership of various Financing Partnerships and LLC's. Amounts paid on behalf of the Trust are reflected in the Consolidated Statements of Operations as general and administrative expenses.

         EGI or certain of its affiliated entities provide the Trust with certain services with respect to certain aspects of the Trust's business, including, but not limited to, real estate tax evaluation services, and office facility services. The Audit Committee annually reviews the rates charged by EGI for services rendered to the Trust. Amounts incurred for these services amounted to approximately $708,600 for the year ended December 31, 1999.

         (b) The Trust has engaged Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Rosenberg's husband is a partner, and Piper Marbury Rudnick & Wolfe, a law firm in which Mr. Halperin is a partner, to perform legal services for the Trust and certain of its subsidiaries from time to time.

         The Trust occupies office space at various office buildings which are owned and/or managed by EOP and its affiliates. Amounts incurred for such office space in 1999 were $1,455,036. Multifamily residential communities owned by various affiliates of Mr. Zell, Mr. Goldberg and Mr. Evans are also managed by the Trust. The Trust received approximately $2.4 million in property and asset management fees from such affiliates for the year ended December 31, 1999.

         (c) Mr. Goldberg is a two-thirds owner and chairman of the board of directors of Artery Property Management, Inc., a real estate property management company ("APMI"). In connection with the acquisition of certain properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and secured by OP units. The largest aggregate amount of indebtedness outstanding under the loan at any time during 1999 was $14,558,484 and the amount outstanding as of December 31, 1999 was $6,167,117. The first note issued in the amount of $1,056,000 accrued interest at the prime rate plus 3 1/2 % per annum and was repaid in full in October 1999. The second note issued in the amount of $14,156,000 bears interest equal to approximately $130,695 per year plus the amount of distributions payable on the remaining OP units and common shares pledged as collateral for the loan. As of December 31, 1999, the loan was secured by 64,948 OP Units owned by Mr. Goldberg and 123,792 common shares owned by Goldberg Investment Limited Partnership, a partnership controlled by Mr. Goldberg. This loan matures on November 30, 2004.

         In connection with the agreement to acquire certain properties from Mr. Goldberg and his affiliates, the Operating Partnership extended a $12,000,000 non-revolving line of credit to Mr. Goldberg and his wife in September 1998. The loan bore interest at the prime rate plus 2%. The largest principal amount owed in 1999 was $5,272,432. The loan was repaid in full in October 1999.

         During 1999, the Operating Partnership acquired eight properties and the related management agreements from affiliates of Mr. Goldberg for an aggregate purchase price of approximately $110.2 million, including the assumption of approximately $44.3 million of mortgage indebtedness. The purchase price also included the issuance of 28,795 Series A Junior Convertible Preference Units in the Operating Partnership, which have a liquidation value of $100 and are exchangeable for OP Units upon certain circumstances. On June 29, 1999, Mr. Goldberg received 8,462 of these units with a liquidation value of approximately $0.8 million.

         Mr. Tuomi borrowed $100,000 from the Trust in 1994 related to his purchase of a home. The loan bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 2% with interest due quarterly. The largest principal amount owed in 1999 was $54,000 and the principal balance at December 31, 1999 was $36,000. The loan is payable in equal principal installments of $18,000 over the next two years.

         Mr. Crocker borrowed $564,000 from the Trust in August 1996. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1999 was $402,850 and the principal balance at December 31, 1999 was $322,280. Payment is secured by a pledge of Mr. Crocker's common shares. The loan is payable in equal principal installments of $80,570 over seven years commencing March 15, 1997.

         Mr. Crocker borrowed $100,000 from the Trust in August 1998 related to the payment of a tax liability. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1999, and the principal balance at December 31, 1999, was $100,000. The loan was repaid in full in February 2000.

         Mr. Crocker borrowed $600,000 from an affiliate of the Trust in May 1999. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1999, and the principal balance due at December 31, 1999, was $600,000. The loan is due in full in September 2001.

         Mr. Spector borrowed $105,000 from an affiliate of the Trust in December 1998 related to the payment of a partnership interest expense. The loan was repaid in full in May 1999. The loan bore interest at 30-day LIBOR plus 2%.

         Mr. Spector borrowed $258,000 from an affiliate of the Trust in December 1998 related to the payment of a tax liability. The loan was repaid in full in May 1999. The loan bore interest at 30-day LIBOR plus 2%.

         Mr. Geraghty borrowed $325,000 from an affiliate of the Trust on September 9, 1999 related to his purchase of a home in Atlanta. The loan was due in full upon the earlier to occur of the sale of his home in Chicago or one year from the date of the loan. The loan was repaid in full on September 11, 1999. The loan bore interest at 30-day LIBOR plus 2%.

         Mr. George borrowed $100,000 from the Trust in December 1997 related to home improvements. The loan bears interest at 30-day LIBOR plus 2% with interest due monthly beginning in January 1998. The largest principal amount owed in 1999 was $100,000, and the principal balance due at December 31, 1999, was $69,657. Payment is secured by a pledge of Mr. George's common shares and share options and a second mortgage on Mr. George's home. Remaining payments of principal are due in the amount of $30,000 on April 1, 2000 and $39,657 on April 1, 2001.

         The executive officers listed below are indebted to the Trust as a result of purchasing common shares from the Trust in June 1994. The loans accrue interest, payable quarterly in arrears, at the applicable federal rate, as defined in the Code in effect at the date of each loan. The loans are due and payable on the first to occur of the date in which the individual leaves the Trust, other than by reason of death or disability, or the respective loan's due date. The due dates of the loans range from August 2000 to August 2004. The loans are recourse to the respective individuals and are collateralized by a pledge of the common shares purchased. All distributions paid on pledged common shares in excess of the then marginal tax rate on the taxable portion of such distributions are used to pay interest and principal on the loans.

                                       LARGEST PRINCIPAL         PRINCIPAL
                                          AMOUNT OWED           BALANCE AT         INTEREST
                    NAME                    IN 1999            DEC. 31, 1999         RATE
          -------------------------------------------------------------------------------------
          Douglas Crocker II               $ 770,846             $ 716,504          6.21%
          Douglas Crocker II                 894,529               847,486          6.15%
          Douglas Crocker II                 929,073               909,391          7.26%
          Douglas Crocker II               1,809,597             1,734,509          7.93%
          Frederick C. Tuomi                 312,843               312,843          7.26%
          Alan W. George                      78,081                74,287          7.26%

         (d) None

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          (a)

         (1 & 2) See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

          (3) Exhibits:

4.1*     Indenture, dated as of May 16, 1994, by and among the Operating
         Partnership, as obligor, EQR, as guarantor and The First National Bank of Chicago, as trustee in connection with 8 1/2% senior notes due May
         15, 1999.

4.2* Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee.

10.1**   Fifth Amended and Restated Agreement of Limited Partnership of ERP
         Operating Limited Partnership.

10.2***  Form of Property Management Agreement (REIT properties).

10.3*    Form of Property Management Agreement (Non-REIT properties).

10.4+    Amended and Restated Master Reimbursement Agreement, dated as of
         November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.

10.5+++  Revolving Credit Agreement dated as of August 12, 1999 among the
         Operating Partnership, the Banks listed therein, Bank of America,
         National Association, as administrative agent, The Chase Manhattan
         Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, Bank of America Securities LLC, as joint lead arranger, and Chase Securities Inc., as joint lead arranger.

10.6+++ First Amendment to Revolving Credit Agreement dated November 10, 1999 between the Operating Partnership, Bank of America, National
         Association, as administrative agent, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent and the Banks listed as signatories thereto.

10.7++   Amendment No. 1 to Amended and Restated Agreement of Limited
         Partnership of Evans Withycombe Residential, LP.

10.8+++  Amended and Restated Limited Partnership Agreement of Lexford
         Properties, L.P.

12       Computation of Ratio of Earnings to Fixed Charges

21       List of Subsidiaries of ERP Operating Limited Partnership

23.1     Consent of Ernst & Young LLP

24.1     Power of Attorney for James D. Harper, Jr. dated February 29, 2000

24.2     Power of Attorney for Errol R. Halperin dated February 29, 2000

24.3     Power of Attorney for John W. Alexander dated March 13, 2000

24.4     Power of Attorney for B. Joseph White dated March 9, 2000

24.5     Power of Attorney for Henry H. Goldberg dated March 1, 2000

24.6     Power of Attorney for Jeffrey H. Lynford dated March 1, 2000

24.7     Power of Attorney for Edward Lowenthal dated March 2, 2000

24.8     Power of Attorney for Stephen O. Evans dated March 2, 2000

24.9     Power of Attorney for Boone A. Knox dated February 29, 2000

24.10    Power of Attorney for Michael N. Thompson dated March 6, 2000

27       Financial Data Schedule


* Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.

** Included as an exhibit to the Operating Partnership's Form 8-K/A dated July 23, 1998, filed on August 18, 1998.

*** Included as an exhibit to EQR's Form S-11 Registration Statement, File No. 33- 63158, and incorporated herein by reference.

+ Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1996.

++ Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1997.

+++ Included as an exhibit to EQR's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K:

A Report on Form 8-K dated October 1, 1999 and filed on October 5, 1999, reporting the closing of the merger between Equity Residential Properties Trust and Lexford Residential Trust.

A Report on Form 8-K dated and filed on December 3, 1999, disclosing additional financial information of Lexford Residential Trust as of September 30, 1999.

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


                                       ERP OPERATING LIMITED PARTNERSHIP
                                       BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                              ITS GENERAL PARTNER

Date: March 13, 2000                   By:  /s/          DOUGLAS CROCKER II
      --------------                        ---------------------------------------------
                                                         Douglas Crocker II
                                                  President, Chief Executive Officer,
                                                      Trustee and *Attorney-in-Fact


Date: March 13, 2000                   By:  /s/          DAVID J. NEITHERCUT
      --------------                        ---------------------------------------------
                                                         David J. Neithercut
                                                  Executive Vice President and
                                                       Chief Financial Officer


Date: March 13, 2000                   By:  /s/           MICHAEL J. MCHUGH
      --------------                        ---------------------------------------------
                                                          Michael J. McHugh
                                              Executive Vice President, Chief Accounting
                                               Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 13, 2000                   By:  /s/             SAMUEL ZELL
      ---------------                       ----------------------------------------------
                                                            Samuel Zell
                                                 Chairman of the Board of Trustees


Date: March 13, 2000                   By:  /s/           GERALD A. SPECTOR
      --------------                        ----------------------------------------------
                                                          Gerald A. Spector
                                                    Executive Vice President, Chief
                                                      Operating Officer and Trustee


Date: March 13, 2000                   By:  /s/           SHELI Z. ROSENBERG
      --------------                        ----------------------------------------------
                                                          Sheli Z. Rosenberg
                                                                Trustee

Date: March 13, 2000                   By:  /s/          JAMES D. HARPER *
      --------------                        ----------------------------------------------
                                                         James D. Harper
                                                             Trustee


Date: March 13, 2000                   By:  /s/          ERROL R. HALPERIN *
      --------------                        ----------------------------------------------
                                                         Errol R. Halperin
                                                             Trustee


Date: March 13, 2000                   By:  /s/          JOHN W. ALEXANDER *
      --------------                        ----------------------------------------------
                                                         John W. Alexander
                                                             Trustee


Date: March 13, 2000                   By:  /s/          B. JOSEPH WHITE *
      --------------                        ----------------------------------------------
                                                         B. Joseph White
                                                             Trustee


Date: March 13, 2000                   By:  /s/          HENRY H. GOLDBERG *
      --------------                        ----------------------------------------------
                                                         Henry H. Goldberg
                                                             Trustee


Date: March 13, 2000                   By:  /s/          JEFFREY H. LYNFORD *
      --------------                        ----------------------------------------------
                                                         Jeffrey H. Lynford
                                                             Trustee


Date: March 13, 2000                   By:  /s/          EDWARD LOWENTHAL *
      --------------                        ----------------------------------------------
                                                         Edward Lowenthal
                                                             Trustee


Date: March 13, 2000                   By:  /s/          STEPHEN O. EVANS *
      --------------                        ----------------------------------------------
                                                         Stephen O. Evans
                                                             Trustee


Date: March 13, 2000                   By:  /s/          BOONE A. KNOX *
      --------------                        ----------------------------------------------
                                                         Boone A. Knox
                                                             Trustee


Date: March 13, 2000                   By:  /s/          MICHAEL N. THOMPSON  *
      --------------                        ----------------------------------------------
                                                         Michael N. Thompson
                                                                  Trustee

* By: /s/  MICHAEL J. MCHUGH
      --------------------------------
           Michael J. McHugh,
           as Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                        ERP OPERATING LIMITED PARTNERSHIP

                                                                                                       PAGE
                                                                                                       ----
  FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

            Report of Independent Auditors........................................................     F-2

            Consolidated Balance Sheets as of
                December 31, 1999 and 1998........................................................     F-3

            Consolidated Statements of Operations for
                the years ended December 31, 1999, 1998 and 1997..................................     F-4

            Consolidated Statements of Cash Flows for
                the years ended December 31, 1999, 1998 and 1997..................................     F-5 to F-7

            Consolidated Statements of Partners' Capital
                for the years ended December 31, 1999, 1998 and 1997..............................     F-8

            Notes to Consolidated Financial Statements............................................     F-9 to F-43

SCHEDULE FILED AS PART OF THIS REPORT

            Schedule III - Real Estate and Accumulated Depreciation...............................     S-1 to S-21

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the "Operating Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP
                                                               ERNST & YOUNG LLP

Chicago, Illinois
February 16, 2000
except for Note 22, as to which the date is March 20, 2000

                        ERP OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                     December 31,           December 31,
                                                                        1999                    1998
                                                                     ------------           ------------
ASSETS
Investment in real estate
  Land                                                               $  1,550,378           $  1,326,148
  Depreciable property                                                 10,670,550              9,519,579
  Construction in progress                                                 18,035                 96,336
                                                                     ------------           ------------
                                                                       12,238,963             10,942,063
  Accumulated depreciation                                             (1,070,487)              (718,491)
                                                                     ------------           ------------
Investment in real estate, net of accumulated depreciation             11,168,476             10,223,572

Real estate held for disposition                                           12,868                 29,886
Cash and cash equivalents                                                  29,117                  3,965
Investment in mortgage notes, net                                          84,977                 88,041
Rents receivable                                                            1,731                  4,758
Deposits - restricted                                                     111,270                 69,339
Escrow deposits - mortgage                                                 75,328                 68,725
Deferred financing costs, net                                              33,968                 27,569
Other assets                                                              197,954                184,405
                                                                     ------------           ------------
       TOTAL ASSETS                                                  $ 11,715,689           $ 10,700,260
                                                                     ============           ============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                             $  2,883,583           $  2,341,011
  Notes, net                                                            2,290,285              2,049,516
  Lines of credit                                                         300,000                290,000
  Accounts payable and accrued expenses                                   102,955                100,926
  Accrued interest payable                                                 44,257                 46,176
  Rents received in advance and other liabilities                          74,196                 54,616
  Security deposits                                                        39,687                 37,439
  Distributions payable                                                    18,813                 18,755
                                                                     ------------           ------------
       Total liabilities                                                5,753,776              4,938,439
                                                                     ------------           ------------
Commitments and contingencies

Partners' capital:

     Junior Convertible Preference Units                                    7,896                  4,833
                                                                     ------------           ------------

     Cumulative Convertible Redeemable Preference Interests                40,000                    -
                                                                     ------------           ------------

     Cumulative Convertible or Redeemable Preference Units              1,310,266              1,410,574
                                                                     ------------           ------------


          General Partner                                               4,194,668              3,919,873
          Limited Partners                                                409,083                426,541
                                                                     ------------           ------------

     Total General Partner and Limited Partners capital                 4,603,751              4,346,414
                                                                     ------------           ------------

          Total partners' capital                                       5,961,913              5,761,821
                                                                     ------------           ------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $ 11,715,689           $ 10,700,260
                                                                     ============           ============



                             SEE ACCOMPANYING NOTES
                                       F-3

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)


                                                                                      Year Ended December 31,
                                                                         --------------------------------------------------
                                                                             1999                 1998               1997
                                                                         --------------------------------------------------
REVENUES
    Rental income                                                        $ 1,711,738           $1,293,560          $707,733
    Fee and asset management                                                   4,970                5,622             5,697
    Interest income - investment in mortgage notes                            12,559               18,564            20,366
    Interest and other income                                                 23,851               19,250            13,282
                                                                         -----------           ----------          --------
        Total revenues                                                     1,753,118            1,336,996           747,078
                                                                         -----------           ----------          --------
EXPENSES
    Property and maintenance                                                 414,026              326,733           176,075
    Real estate taxes and insurance                                          171,289              126,009            69,520
    Property management                                                       61,626               53,101            26,793
    Fee and asset management                                                   3,587                4,279             3,364
    Depreciation                                                             408,688              301,869           156,644
    Interest:
            Expense incurred                                                 337,189              246,585           121,324
            Amortization of deferred financing costs                           4,084                2,757             2,523
    General and administrative                                                22,296               20,631            14,821
                                                                         -----------           ----------          --------
            Total expenses                                                 1,422,785            1,081,964           571,064
                                                                         -----------           ----------          --------
Income before gain on disposition of properties, net
  and extraordinary item                                                     330,333              255,032           176,014
Gain on disposition of properties, net                                        93,535               21,703            13,838
                                                                         -----------           ----------          --------

Income before extraordinary item                                             423,868              276,735           189,852
Loss on early extinguishment of debt                                            (451)                 -                 -
                                                                         -----------           ----------          --------

Net income                                                                   423,417              276,735           189,852
                                                                         ===========           ==========          ========

ALLOCATION OF NET INCOME

Junior Convertible Preference Units                                      $       349           $     -            $    -
                                                                         ===========           ==========          ========
Cumulative Convertible Redeemable Preference Interests                   $       836           $     -             $   -
                                                                         ===========           ==========          ========
Cumulative Convertible or Redeemable Preference Units                    $   112,011           $   92,917          $ 59,012
                                                                         ===========           ==========          ========

General Partner                                                          $   280,685           $  165,289          $117,580
Limited Partners                                                              29,536               18,529            13,260
                                                                         -----------           ----------          --------

Net income available to OP Unit holders                                  $   310,221           $  183,818          $130,840
                                                                         ===========           ==========          ========

Weighted average OP Units outstanding                                        135,001              111,713            73,182
                                                                         ===========           ==========          ========

Net income per OP Unit - basic                                           $      2.30           $     1.65          $   1.79
                                                                         ===========           ==========          ========

 Net income per OP Unit - diluted                                        $      2.29           $     1.63          $   1.76
                                                                         ===========           ==========          ========



                             SEE ACCOMPANYING NOTES
                                       F-4

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                            Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                1999                1998                  1997
                                                                            -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 423,417           $   276,735           $   189,852
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
 Depreciation                                                                 408,688               301,869               156,644
 Amortization of deferred financing costs                                       4,084                 2,757                 2,523
 Amortization of discounts and premiums on debt                                (2,322)               (1,958)                 (353)
 Amortization of treasury locks and options on debt                               987                 1,649                   818
 Amortization of discount on investment in mortgage notes                      (1,165)               (3,015)               (3,100)
 Gain on disposition of properties, net                                       (93,535)              (21,703)              (13,838)
 Compensation paid with Company Common Shares                                   9,625                   803                 2,325

CHANGES IN ASSETS AND LIABILITIES:

    Decrease (increase) in rents receivable                                     3,559                (1,456)               (1,373)
    (Increase) in deposits - restricted                                        (9,953)              (13,147)              (23,183)
    Decrease (increase) in other assets                                        47,670                (8,787)              (13,708)
    (Decrease) increase in accounts payable and accrued expenses               (5,610)               (3,601)               20,235
    (Decrease) increase in accrued interest payable                            (6,387)                7,546                12,224
    Increase (decrease) in rents received in advance and other
      liabilities                                                               7,963                (2,077)               12,112
    (Decrease) increase in security deposits                                   (1,802)                7,598                 7,819
                                                                            ---------           -----------           -----------
  Net cash provided by operating activities                                   785,219               543,213               348,997
                                                                            ---------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in real estate, net                                             (632,474)             (990,728)           (1,190,933)
  Improvements to real estate                                                (134,716)              (90,608)              (50,246)
  Additions to non-real estate property                                        (7,219)              (11,412)               (9,754)
  Interest capitalized for real estate under construction                      (1,493)               (1,620)                  -
  Proceeds from disposition of real estate, net                               329,342               174,796                35,758
  Decrease (increase) in investment in mortgage notes                           4,229                 2,853               (86,367)
  (Increase) decrease in deposits on real estate acquisitions, net            (25,563)              (18,451)                7,946
  Decrease (increase) in mortgage deposits                                     11,117               (20,499)              (25,521)
  Investment in limited partnerships                                          (40,480)              (23,946)               (6,900)
  Decrease in mortgage receivables                                              7,150                   -                     -
  Purchase of management contract rights                                         (285)                 (119)               (5,000)
  Costs related to Mergers                                                    (18,274)              (50,139)             (176,908)
  Other investing activities                                                  (14,885)              (17,501)              (44,465)
                                                                            ---------           -----------           -----------
   Net cash (used for) investing activities                                  (523,551)           (1,047,374)           (1,552,390)
                                                                            ---------           -----------           -----------


                             SEE ACCOMPANYING NOTES
                                       F-5

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                      Year Ended December 31,
                                                                         ------------------------------------------------------
                                                                               1999              1998                   1997
                                                                         ------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                         $    (9,522)          $  (9,021)          $   (11,617)
 MORTGAGE NOTES PAYABLE:
    Proceeds                                                                 204,986             223,491                16,460
    Lump sum payoffs                                                        (105,846)            (63,785)             (113,389)
    Monthly principal payments                                               (21,147)            (12,624)               (7,157)
 NOTES, NET:
    Proceeds                                                                 298,014             542,227               348,303
    Payoffs                                                                 (152,266)           (120,000)             (100,000)
 LINES OF CREDIT:
    Proceeds                                                               1,372,000             859,000               442,500
    Repayments                                                            (1,388,383)           (881,000)             (207,500)
 Proceeds from treasury locks and options on debt                              1,380               8,130                   -
 Capital Contributions from General Partner, net                              37,842             427,365               522,539
 Distributions to General Partner for Common Shares
    repurchased and retired
                                                                              (6,252)            (94,705)                  -
 Proceeds from sale of preference units/interests, net                        39,000                 -                 491,250
 Distributions paid to partners                                             (514,916)           (404,519)             (292,082)
 Principal receipts on employee notes, net                                       203                 272                   110
 Principal receipts on other notes receivable, net                             8,391                 -                     -
                                                                         -----------           ---------           -----------
   Net cash (used for) provided by financing activities                     (236,516)            474,831             1,089,417
                                                                         -----------           ---------           -----------
Net increase (decrease) in cash and cash equivalents                          25,152             (29,330)             (113,976)
Cash and cash equivalents, beginning of year                                   3,965              33,295               147,271
                                                                         -----------           ---------           -----------
Cash and cash equivalents, end of year                                   $    29,117           $   3,965           $    33,295
                                                                         ===========           =========           ===========
SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest                                   $   341,936           $ 234,318           $   109,100
                                                                         ===========           =========           ===========
Mortgage loans assumed and/or entered into through
acquisitions of real estate                                              $    69,885           $ 459,820           $   597,245
                                                                         ===========           =========           ===========
Net real estate contributed in exchange for OP Units or Junior
  Convertible Preference Units                                           $    28,232           $ 169,834           $   191,329
                                                                         ===========           =========           ===========

Mortgage loans assumed by purchaser in real estate dispositions          $   (12,500)          $    -              $      -
                                                                         ===========           =========           ===========

Transfers to real estate held for disposition                            $    12,868           $  29,886           $      -
                                                                         ===========           =========           ===========


                             SEE ACCOMPANYING NOTES
                                       F-6

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                         1999                1998                1997
                                                                      --------------------------------------------------
SUPPLEMENTAL INFORMATION (Continued):

Investment in mortgage notes converted to investment in
   real estate                                                        $       -            $   88,184          $      -
                                                                      ===========          ==========          ==========

Refinancing of mortgage notes payable in favor of notes, net          $    92,180          $   35,600          $      -
                                                                      ===========          ==========          ==========

Net (assets acquired) liabilities assumed through Mergers             $   (15,604)         $   42,955          $   33,237
                                                                      ===========          ==========          ==========

Mortgage loans assumed through Mergers                                $   499,654          $  184,587          $  333,966
                                                                      ===========          ==========          ==========

Unsecured notes assumed through Mergers                               $     2,266          $  461,956          $  383,954
                                                                      ===========          ==========          ==========

Line of credit assumed through Mergers                                $    26,383          $   77,000          $      -
                                                                      ===========          ==========          ==========

Valuation of OP Units issued through Mergers                          $   181,124          $1,050,878          $1,052,582
                                                                      ===========          ==========          ==========

Liquidation value of Preference Units redesignated through
Mergers                                                               $       -            $  369,109          $  157,495
                                                                      ===========          ==========          ==========


                             SEE ACCOMPANYING NOTES
                                       F-7

                        ERP OPERATING LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (AMOUNTS IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------------
                                                                              1999                1998                   1997
                                                                         -------------------------------------------------------

Accumulated partners' capital, beginning of year                         $ 5,761,821           $ 3,963,395           $ 1,609,467

CAPITAL CONTRIBUTIONS FROM GENERAL PARTNER:

Issuance of OP Units in connection with Common Share
  offerings                                                                      -                 370,459               536,764
Issuance of Preference Units in connection with Preferred
  Share offerings                                                                -                     -                 491,250
Issuance of OP Units in connection with Mergers                              181,124             1,050,878             1,052,582
Redesignation of Preference Units through Mergers                                -                 369,109               157,495

Issuance of OP Units and Junior Convertible Preference Units in
  connection with acquisitions                                                28,232               169,834               191,329
Issuance of Preference Units/Interests in connection with other
   offerings                                                                  40,000                   -                     -
Distributions to General Partner for Common Shares
  repurchased and retired                                                     (6,252)              (94,705)                  -
Distributions declared to partners                                          (511,606)             (401,595)             (251,934)
Net income                                                                   423,417               276,735               189,852
Other, net                                                                    45,177                57,711               (13,410)
                                                                         -----------           -----------           -----------
Accumulated partners' capital, end of year                               $ 5,961,913           $ 5,761,821           $ 3,963,395
                                                                         ===========           ===========           ===========
ALLOCATION OF PARTNERS' CAPITAL, END OF YEAR:

General Partner                                                          $ 4,194,668           $ 3,919,873           $ 2,648,278
                                                                         ===========           ===========           ===========
Limited Partners                                                         $   409,083           $   426,541           $   273,404
                                                                         ===========           ===========           ===========
Junior Convertible Preference Units                                      $     7,896           $     4,833           $       -
                                                                         ===========           ===========           ===========
Cumulative Convertible Redeemable Preference Interests                   $    40,000           $      -              $       -
                                                                         ===========           ===========           ===========
9 3/8% Series A Cumulative Redeemable Preference Units                   $   153,000           $   153,000           $   153,000
                                                                         ===========           ===========           ===========
9 1/8% Series B Cumulative Redeemable Preference Units                   $   125,000           $   125,000           $   125,000
                                                                         ===========           ===========           ===========
9 1/8% Series C Cumulative Redeemable Preference Units                   $   115,000           $   115,000           $   115,000
                                                                         ===========           ===========           ===========
8.60% Series D Cumulative Redeemable Preference Units                    $   175,000           $   175,000           $   175,000
                                                                         ===========           ===========           ===========
Series E Cumulative Convertible Preference Units                         $    99,850           $    99,925           $    99,963
                                                                         ===========           ===========           ===========
9.65% Series F Cumulative Redeemable Preference Units                    $    57,500           $    57,500           $    57,500
                                                                         ===========           ===========           ===========
7 1/4% Series G Convertible Cumulative Preference Units                  $   316,250           $   316,250           $   316,250
                                                                         ===========           ===========           ===========
7.00% Series H Cumulative Convertible Preference Units                   $     3,686           $     3,914           $      -
                                                                         ===========           ===========           ===========
8.82% Series I Cumulative Convertible Preference Units                   $      -              $   100,000           $      -
                                                                         ===========           ===========           ===========
8.60% Series J Cumulative Convertible Preference Units                   $   114,980           $   114,985           $      -
                                                                         ===========           ===========           ===========
8.29% Series K Cumulative Redeemable Preference Units                    $    50,000           $    50,000           $      -
                                                                         ===========           ===========           ===========
7.625% Series L Cumulative Redeemable Preference Units                   $   100,000           $   100,000           $      -
                                                                         ===========           ===========           ===========


                             SEE ACCOMPANYING NOTES
                                       F-8

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (see Note 4).

         The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1999, the Operating Partnership owned or had interests in a portfolio of 1,062 multifamily properties containing 225,708 apartment units of which it controlled a portfolio of 983 multifamily properties containing 214,060 apartment units (individually a "Property" and collectively the "Properties"). The Operating Partnership had an investment in partnership interests (equity investments) and/or an investment in subordinated mortgages collateralized by the remaining 79 Properties containing 11,648 units. These properties are located in 35 states throughout the United States.

            The Operating Partnership has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties that may be encumbered by mortgage indebtedness. In general, these are structured so that the Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each, with the remaining 1% general partner interest in each Financing Partnership owned by various qualified REIT subsidiaries wholly owned by EQR (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Operating Partnership has also formed a series of limited liability companies that own certain Properties (collectively, the "LLC's"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

2.          BASIS OF PRESENTATION

            The Wellsford Merger, the EWR Merger, the MRY Merger and the LFT Merger (collectively, the "Mergers") were treated as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair values as of May 30, 1997 (the "Wellsford Closing Date"). The assets acquired and the liabilities assumed of EWR were recorded at their relative fair values as of December 23, 1997 (the "EWR Closing Date"). The assets acquired and the liabilities assumed of MRY were recorded at their relative fair values as of October 19, 1998 (the "MRY Closing Date"). The assets acquired and the liabilities assumed of LFT were recorded at their relative fair values as of October 1, 1999 (the "LFT Closing Date"). The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers from their respective closing dates.

            Due to the Operating Partnership's ability to control either through ownership or by contract a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

"Management Companies"), the Financing Partnerships, the LLC's, and certain other entities, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to the Management Companies, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

         Minority interests represented by EQR's indirect 1% interest in various Financing Partnerships and LLCs are immaterial and have not been accounted for in the Consolidated Financial Statements. In addition, certain amounts due from EQR for its 1% interest in the Financing Partnerships has not been reflected in the Consolidated Balance Sheets since such amounts are immaterial to the Consolidated Balance Sheets.

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)  REAL ESTATE ASSETS AND DEPRECIATION

         Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

            For real estate properties to be disposed of, an impairment loss is recognized when the fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time it is certain that the Operating Partnership will sell the property. Real estate held for disposition is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

            Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Operating Partnership uses a 30-year estimated life for buildings and a five-year estimated life for initial furniture, fixtures and equipment. Replacements inside a unit such as appliances and carpeting, are depreciated over a five-year estimated life. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Operating Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale of disposition is recognized in accordance with accounting principles generally accepted in the United States.

            The Operating Partnership classifies Properties under development and/or expansion and properties in the lease up phase as construction in progress until construction on the apartment community has been completed and all certificates of occupancy permits have been obtained. The Operating Partnership also classifies land relating to construction in progress as land on its balance sheet. Land associated with construction in progress was $18.5 million and $19.4 million as of December 31, 1999 and 1998, respectively.

   (b)      CASH AND CASH EQUIVALENTS

         The Operating Partnership considers all demand deposits, money market accounts and investments

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

   (c)              DEFERRED FINANCING COSTS

         Deferred financing costs include fees and costs incurred to obtain the Operating Partnership's line of credit, long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $11.1 million and $8.2 million at December 31, 1999 and 1998, respectively.

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

   (e)              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Operating Partnership is planning to adopt the standard once it is effective and does not anticipate that the adoption will have a material impact on the Operating Partnership's financial condition and results of operations.

   (f)              FAIR VALUE OF FINANCIAL INSTRUMENTS

            The fair values of the Operating Partnership's financial instruments, including cash and cash equivalents, mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Operating Partnership's investment in mortgage notes, the fair value as of December 31, 1999 and 1998 was estimated to be approximately $87.0

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


million and $91.8 million, respectively, compared to the Operating Partnership's carrying value of $85 million and $88 million, respectively. The estimated fair value of the Operating Partnership's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

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

   (i)              INCOME TAXES

         The Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns; therefore, no provision for Federal income taxes is made in the financial statements of the Operating Partnership. However, the Operating Partnership is subject to certain state and local income, excise or franchise taxes. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1999 and 1998 was approximately $8.6 billion and $8.5 billion, respectively.

   (j)              CASH DISTRIBUTIONS AND ALLOCATION OF INCOME (LOSS)

            Distributions, profits and losses are generally allocated to the General Partner and the Limited Partners in proportion to their respective percentage interests.

   (k)              USE OF ESTIMATES

            In preparation of the Operating Partnership's financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

            The Operating Partnership also considers funds from operations ("FFO") to be a primary measure of the performance of real estate companies. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets and amortization of deferred financing costs related to EQR's predecessor business, less an allocation of net income to preference unit holders. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and, accordingly, may not be comparable to such other companies. The Operating Partnership will adopt, effective January 1, 2000, the National Association of Real Estate Investment Trust's ("NAREIT") updated recommended definition of FFO as approved in the fourth quarter of 1999.

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Operating Partnership's total revenues during 1999, 1998 or 1997. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. There is no provision for income taxes as the Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns.

4.          BUSINESS COMBINATIONS

            In connection with the Wellsford Merger each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share of EQR. In addition, Wellsford's Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


"Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

            On the Wellsford Closing Date, 72 Properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million Common Shares issued by EQR with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 10.8 million OP Units to EQR. In addition, the Operating Partnership issued the Series E Cumulative Convertible Preference Units (see Note 5) and the Series F Cumulative Redeemable Preference Units (see
Note 5).

            On the EWR Closing Date, 53 Properties containing 15,331 units and three Properties under construction or expansion containing 953 units and other related assets were acquired for a total purchase price of approximately $1.2 billion. In connection with the EWR Merger, as of the EWR Closing Date, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share of EQR. The purchase price consisted of 10.3 million Common Shares issued by EQR with a market value of approximately $501.6 million, issuance of approximately 2.2 million Operating Partnership OP Units in exchange for approximately 4.4 million EWR Operating Partnership OP Units at a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs of approximately $16.7 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 10.3 million OP Units to EQR.

         In connection with the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into 0.53 of a Common Share of EQR. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). As partial consideration for the transfer, the Operating Partnership extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. As of December 31, 1999, the debt agreement was no longer outstanding.


            In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares").

            On the MRY Closing Date, 108 Properties containing 32,315 units, three Properties under construction or expansion expected to contain 872 units, six Additional Properties that represent an

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


investment in six joint ventures containing 1,297 units and other related assets were acquired for a total purchase price of approximately $2.2 billion. The purchase price consisted of 21.8 million Common Shares issued by EQR with a market value of approximately $1 billion, issuance of approximately 0.9 million Operating Partnership OP Units in exchange for approximately 1.6 million Merry Land DownREIT I LP units at a market value of approximately $40.2 million, the liquidation value of $369.1 million for the Series H Preferred Shares, the Series I Preferred Shares, the Series J Preferred Shares, the Series K Preferred Shares and the Series L Preferred Shares, the assumption of mortgage indebtedness, unsecured notes and a line of credit in the amount of $723.5 million, the assumption of other liabilities of approximately $46.5 million and other merger related costs of approximately $51.9 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 21.8 million OP Units to EQR. In addition, the Operating Partnership issued the Series H Cumulative Convertible Preference Units, the Series I Cumulative Convertible Preference Units, the Series J Cumulative Convertible Preference Units, the Series K Cumulative Redeemable Preference Units and the Series L Cumulative Redeemable Preference Units (see Note 5 for additional information on these issuances).

            On the LFT Closing Date, 402 Properties containing 36,609 units and other related assets were acquired for a total purchase price of approximately $738 million. In connection with the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into 0.463 of a Common Share of EQR. The purchase price consisted of 4.0 million Common Shares issued by EQR with a market value of $181.1 million, the assumption of mortgage indebtedness, a term loan and a line of credit in the amount of $528.3 million, the acquisition of other assets of approximately $40.9 million, the assumption of other liabilities of approximately $25.3 million and other merger related costs of approximately $24.5 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 4.0 million OP Units to EQR.

            All of the amounts stated in the previous paragraph are based on management's current best estimates, which are subject to adjustment within one year of the closing date.

5.          PARTNERS' CAPITAL

            As of December 31, 1999 and 1998, OP Units outstanding totaled 139,934,540 and 131,417,938, respectively. The limited partners of the Operating Partnership as of December 31, 1999 and 1998 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,483,742 and 13,187,929 OP Units, respectively. As of December 31, 1999 and 1998, EQR (as the general partner) had an approximate 91.08% and 89.96% interest, respectively, and the Limited Partners had an approximate 8.92% and 10.04% interest, respectively, in the Operating Partnership.

         In regards to the general partner, net proceeds from the various equity offerings of EQR, have been contributed by EQR to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the general partner, the net offering proceeds are allocated between EQR (as general partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

            The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the years ended December 31, 1999, 1998 and 1997:

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                                                                             1999                   1998                   1997

Operating Partnership's OP Units outstanding at January 1,                131,417,938              98,677,855            59,013,064

ISSUED TO GENERAL PARTNER:
Conversion of LFT common shares                                             4,018,717                      --                    --
January 1998 Common Share Offering                                                 --               4,000,000                    --
February 1998 Common Share Offerings                                               --               1,988,340                    --
March 1998 Common Share Offering                                                   --                 495,663                    --
April 1998 Common Share Offering                                                   --                 946,565                    --
Conversion of MRY common shares                                                    --              21,801,612                    --
March 1997 Common Share Offerings                                                  --                      --             1,921,000
June 1997 Common Share Offerings                                                   --                      --             8,992,023
September 1997 Common Share Offering                                               --                      --               498,000
October 1997 Common Share Offering                                                 --                      --             3,315,500
December 1997 Common Share Offerings                                               --                      --             1,204,018
Conversion of Wellsford common shares                                              --                      --            10,823,016
Conversion of EWR common shares                                                    --                      --            10,288,583
Conversion of Series E Preferred Shares                                         1,669                     834                   723
Conversion of Series H Preferred Shares                                         6,580                   6,078                    --
Conversion of all Series I Preferred Shares                                 2,566,797                      --                    --
Conversion of Series J Preferred Shares                                           122                      --                    --
Employee Share Purchase Plan                                                  147,885                  93,521                84,183
Dividend Reinvestment - DRIP Plan                                              36,132                  10,230                    --
Share Purchase - DRIP Plan                                                     22,534               1,023,184                    --
Exercise of options                                                         1,013,192                 431,174               180,138
Restricted share grants, net                                                  306,500                  59,060                28,246
Profit-sharing/401(k) Plan contribution                                        30,260                  15,980                13,140
Common Shares repurchased and retired                                       (148,453)             (2,367,400)                    --
Common Shares other                                                             1,033                   (434)                 (326)

ISSUED TO LIMITED PARTNERS:

Issuance pursuant to MRY Merger                                                    --                 866,146                    --
Issuance pursuant to EWR Merger                                                    --                      --             2,200,418
Issuance through acquisitions                                                 513,634               3,369,539               116,128
OP Units other                                                                     --                     (9)                     1

OPERATING PARTNERSHIP'S OP UNITS OUTSTANDING AT DECEMBER 31,              139,934,540             131,417,938            98,677,855
-------------------------------------------------------------  ---------------------- ----------------------- ---------------------

         On October 12, 1999, EQR repurchased and retired 148,453 Common Shares previously issued in connection with the LFT Merger. Various LFT employees and trustees owned these Common Shares. EQR paid approximately $6.3 million in connection therewith. Concurrent with this transaction, the Operating Partnership repurchased and retired 148,453 OP Units previously issued to EQR.

         In connection with the acquisition of one Property on December 22, 1998, the Operating Partnership issued 48,328 Series A Junior Convertible Preference Units to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $100 and entitle the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and EQR (provided EQR shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

         In connection with the acquisition of two Properties on June 29, 1999, the Operating Partnership issued 28,795 Series A Junior Convertible Preference Units to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $100 and entitle the holders thereof to preferential

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and EQR (provided EQR shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

         In connection with the acquisition of one Property on July 29, 1999, the Operating Partnership issued 7,367 Series B Junior Convertible Preference Units to certain sellers of these Properties. The Junior Convertible Preference Units have a stated value of $25 and entitle the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and EQR (provided EQR shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws).

            The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of December 31, 1999 and 1998:

------------------------------------------------------------------------------------------------------------------------------------




                                                                                                                         ANNUAL
                                                                                                                       DIVIDEND
                                                                               REDEMPTION           CONVERSION         RATE PER
                                                                                    DATE              RATE              UNIT (3)

------------------------------------------------------------------------------------------------------------------------------------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units; liquidation                            (1)              2.0408         $5.469344
   value $100 per unit; 77,123 and 48,328 units issued and
   outstanding at December 31, 1999 and 1998, respectively

Series B Junior Convertible Preference Units; liquidation                            (2)                (2)          $2.000000
   value $25 per unit; 7,367 units issued and outstanding at
   December 31, 1999


------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
                                                                                        AMOUNTS ARE IN THOUSANDS





                                                                                     DECEMBER            DECEMBER
                                                                                     31, 1999            31, 1998

--------------------------------------------------------------------------------------------------------------------------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units; liquidation                          $     7,712         $     4,833
   value $100 per unit; 77,123 and 48,328 units issued and
   outstanding at December 31, 1999 and 1998, respectively

Series B Junior Convertible Preference Units; liquidation                                  184                  --
   value $25 per unit; 7,367 units issued and outstanding at
   December 31, 1999


--------------------------------------------------------------------------------------------------------------------------
                                                                                   $     7,896         $     4,833
--------------------------------------------------------------------------------------------------------------------------

(1) On the fifth anniversary of the respective issuance (the "Redemption Date"), the Series A Junior Convertible Preference Units shall be automatically converted into OP Units based upon the conversion rate. Prior to the Redemption Date, the Operating Partnership or the holders may elect to convert the Series A Junior Convertible Preference Units to OP Units under certain circumstances based upon the conversion rate.

(2) On or after the tenth anniversary of the issuance (the "Redemption Date"), the Series B Junior Convertible Preference Units may be converted into OP Units at the option of the Operating Partnership based on the contractual conversion rate. Prior to the Redemption Date, the holders may elect to convert the Series B Junior Convertible Preference Units to OP Units under certain circumstances based on the contractual conversion rate. The contractual conversion rate is based upon a ratio dependent upon the closing price of EQR's Common Shares. The current rate at December 31, 1999 was 0.510204.

(3) Dividends on both series of Junior Convertible Preference Units are payable quarterly at various pay dates.

         On September 27, 1999, EQR-Mosaic, L.L.C., a subsidiary of the Operating Partnership, issued 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests (also referred to as the "Preference Interests") with an equity value of $40 million. EQR-Mosaic, L.L.C. received $39 million in net proceeds from this transaction. The liquidation value of these units is

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

$50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. The Series M Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year.

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of December 31, 1999 and 1998:

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


 ----------------------------------------------------------- ------------ ------------ ----------- -------------------------
                                                                                                     AMOUNTS ARE IN THOUSANDS
                                                                                                   -------------------------
                                                                                          ANNUAL
                                                                                         DIVIDEND
                                                             REDEMPTION   CONVERSION     RATE PER    DECEMBER      DECEMBER
                                                              DATE (1) (2) RATE (2)      UNIT (3)     31,1999      31, 1998
 ----------------------------------------------------------- ------------ ------------ ----------- ------------ ------------
 Cumulative Convertible or Redeemable Preference Units:

  9 3/8% Series A Cumulative Redeemable Preference Units;       6/1/00         N/A       $2.34375    $ 153,000    $ 153,000
    liquidation value $25 per unit; 6,120,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  9 1/8% Series B Cumulative Redeemable Preference Units;      10/15/05        N/A      $22.81252      125,000      125,000
    liquidation value $250 per unit; 500,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  9 1/8% Series C Cumulative Redeemable Preference Units;       9/9/06         N/A      $22.81252      115,000      115,000
    liquidation value $250 per unit; 460,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  8.60% Series D Cumulative Redeemable Preference Units;        7/15/07        N/A      $21.50000      175,000      175,000
    liquidation value $250 per unit; 700,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  Series E Cumulative Convertible Preference Units;             11/1/98      0.5564      $1.75000       99,850       99,925
    liquidation value $25 per unit; 3,994,000 and
    3,997,000 units issued and outstanding at
    December 31, 1999 and December 31, 1998, respectively

  9.65% Series F Cumulative Redeemable Preference Units;        8/24/00        N/A       $2.41250       57,500       57,500
    liquidation value $25 per unit; 2,300,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  7 1/4% Series G Convertible Cumulative Preference Units;      9/15/02      4.2680     $18.12500      316,250      316,250
    liquidation value $250 per unit; 1,265,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  7.00% Series H Cumulative Convertible Preference Units;       6/30/98      0.7240      $1.75000        3,686        3,914
    liquidation value $25 per unit; 147,452 and 156,551
    units issued and outstanding at December 31, 1999
    and December 31, 1998, respectively

  8.82% Series I Cumulative Convertible Preference Units;      10/31/99      0.6417      $2.20500            -      100,000
    liquidation value $25 per unit; 0 and 4,000,000 units
    issued and outstanding at December 31, 1999 and
    December 31, 1998, respectively (4)

  8.60% Series J Cumulative Convertible Preference Units;       3/31/00      0.6136      $2.15000      114,980      114,985
    liquidation value $25 per unit; 4,599,200 and 4,599,400
    units issued and outstanding at December 31, 1999 and
    December 31, 1998, respectively

  8.29% Series K Cumulative Redeemable Preference Units;       12/10/26        N/A       $4.14500       50,000       50,000
    liquidation value $50 per unit; 1,000,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

  7.625% Series L Cumulative Redeemable Preference Units;       2/13/03        N/A       $1.90625      100,000      100,000
    liquidation value $25 per unit; 4,000,000 units issued
    and outstanding at December 31, 1999 and
    December 31, 1998

 ----------------------------------------------------------- ------------ ------------ ----------- ------------ ------------
                                                                                                    $1,310,266   $1,410,574
 ----------------------------------------------------------- ------------ ------------ ----------- ------------ ------------

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(1) On or after the redemption date, redeemable preference units (Series A, B, C, D, F, K and L) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Preferred Shares of EQR.

(2) On or after the redemption date, convertible preference units (Series E, G, H, I & J) may be redeemed under certain circumstances for cash or OP Units at the option of the Company, in whole or in part, at various redemption prices per unit based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption/conversion of the corresponding Preferred Shares of EQR. The conversion rate listed for Series G is the preference unit rate and the equivalent depositary unit rate is 0.4268.

(3) Dividends on all series of preference units are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are preference unit rates. The equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125 per
             Series B, C, D and G depositary unit, respectively.

(4) During 1999, all of the Series I preference units were converted into 2,566,797 OP Units of the Operating Partnership in conjunction with the conversion of the Series I Preferred Shares of EQR.

         The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the years ended December 31, 1999, 1998 and 1997 (AMOUNTS ARE IN THOUSANDS):


                                                                              YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                      1999             1998              1997
                                                                  ------------------------------------------------
        ALLOCATION OF NET INCOME:

        9 3/8% Series A Cumulative Redeemable
            Preference Units                                    $       14,344   $        14,344    $      14,344
        9 1/8% Series B Cumulative Redeemable
            Preference Units                                            11,406            11,406           11,406
        9 1/8% Series C Cumulative Redeemable
            Preference Units                                            10,494            10,494           10,494
        8.60% Series D Cumulative Redeemable
            Preference Units                                            15,050            15,050            9,238
        Series E Cumulative Convertible Preference Units                 6,992             6,995            4,143
        9.65% Series F Cumulative Redeemable
            Preference Units                                             5,549             5,549            3,284
        7 1/4% Series G Convertible Cumulative
            Preference Units                                            22,928            22,928            6,103
        7.00% Series H Cumulative Convertible
            Preference Units                                               261                55             -
        8.82% Series I Cumulative Convertible
            Preference Units                                             3,329             1,764             -
        8.60% Series J Cumulative Convertible
            Preference Units                                             9,888             1,978             -
        8.29% Series K Cumulative Redeemable
            Preference Units                                             4,145               829             -
        7.625% Series L Cumulative Redeemable
            Preference Units                                             7,625             1,525             -
                                                                  -------------    --------------     ------------
        Cumulative Convertible or Redeemable Preference Units   $      112,011     $      92,917         $ 59,012
                                                                  =============    ==============     ============

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.       REAL ESTATE

         The following table summarizes the carrying amounts for investment in real estate as of December 31, 1999 and 1998 (AMOUNTS ARE IN THOUSANDS):


        ====================================================================
                                                      1999        1998
        --------------------------------------------------------------------
        Land                                     $ 1,550,378    $ 1,326,148
        Buildings and Improvements                10,266,290      9,186,220
        Furniture, Fixtures and Equipment            404,260        333,359
        Construction in Progress                      18,035         96,336
        --------------------------------------------------------------------
        Real Estate                               12,238,963     10,942,063
        Accumulated Depreciation                  (1,070,487)      (718,491)
        --------------------------------------------------------------------
        Real Estate, net                        $ 11,168,476   $ 10,223,572
        --------------------------------------------------------------------

         The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 1999 and 1998 (AMOUNTS ARE IN THOUSANDS):

        ====================================================================
                                                      1999        1998
        --------------------------------------------------------------------
        Land                                         $ 2,383       $ 4,189
        Buildings and Improvements                    14,596        35,620
        Furniture, Fixtures and Equipment              1,403         4,389
        Construction in Progress                         --              --
        ------------------------------------- --------------- -------------
        Real Estate                                   18,382        44,198
        Accumulated Depreciation                      (5,514)      (14,312)
        ------------------------------------- --------------- -------------
        Real Estate Held for Disposition            $ 12,868      $ 29,886
        ------------------------------------- --------------- -------------

         In addition to the LFT Merger, during the year ended December 31, 1999, the Operating Partnership acquired the twenty-two Properties listed below, of which fourteen were acquired from unaffiliated parties and eight were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Operating Partnership assumed and/or entered into mortgage indebtedness of approximately $69.9 million, issued OP Units having a value of approximately $25.2 million and issued Junior Convertible Preference Units having a value of approximately $3.0 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain properties, working capital and the Operating Partnership's line of credit.

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


--------------- ----------------------------------- --------------------------------- ------------ --------------
                                                                                                     PURCHASE
                                                                                                       PRICE
     DATE                                                                                NUMBER         (IN
   ACQUIRED     PROPERTY                            LOCATION                           OF UNITS     THOUSANDS)
--------------- ----------------------------------- --------------------------------- ------------ --------------
   01/22/99     Fireside Park                       Rockville, MD                          236          $14,279
   01/22/99     Mill Pond                           Glen Burnie, MD                        240           11,745
   01/28/99     Aspen Crossing                      Wheaton, MD                            192           11,386
   02/24/99     Copper Canyon                       Highlands Ranch, CO                    222           16,200
   03/04/99     Siena Terrace                       Lake Forest, CA                        356           33,000
   03/23/99     Greenbriar                          Kirkwood, MO                           218           12,033
   03/24/99     Fairland Gardens                    Silver Spring, MD                      400           25,897
   04/28/99     Pine Tree Club                      Wildwood, MO                           150            7,988
   04/28/99     Westbrooke Village I & II           Manchester, MO                         252           12,642
   04/29/99     Brookside                           Frederick, MD                          228           10,809
   04/30/99     Skyview                             Rancho Santa Margarita, CA             260           21,800
   05/20/99     Lincoln at Defoors                  Atlanta, GA                            300           25,500
   05/25/99     Rosecliff                           Quincy, MA                             156           18,263
   05/25/99     Canyon Crest                        Santa Clarita, CA                      158           12,500
   06/29/99     Greentree I                         Glen Burnie, MD                        350           15,625
   06/29/99     Greentree III                       Glen Burnie, MD                        207            9,598
   07/14/99     Brookdale Village                   Naperville, IL                         252           19,600
   07/29/99     Longfellow Place*                   Boston, MA                             710          237,000
   07/30/99     Greentree II                        Glen Burnie, MD                        239           10,907
   10/28/99     Granada Highlands                   Malden, MA                             919          128,000
   12/16/99     Bridgewater at Wells Crossing       Orange Park, FL                        288           15,500
   12/22/99     Town Center Phase II                Houston, TX                            260           14,423
-----------------------------------------------------------------------------------------------------------------
                                                                                         6,593         $684,695
--------------- ----------------------------------- --------------------------------- ------------ --------------

* This acquisition also included approximately 264,000 square feet of office and retail space and two parking garages.

         In addition to the MRY Merger, during the year ended December 31, 1998, the Operating Partnership acquired 99 Properties, of which 96 were acquired from unaffiliated parties and 3 were acquired from an affiliated party. In connection with certain of these acquisitions, the Operating Partnership assumed and/or entered into mortgage indebtedness of approximately $459.8 million, issued OP Units having a value of approximately $165 million and issued Junior Convertible Preference Units having a value of approximately $4.8 million. The cash portion of these transactions was funded primarily from proceeds raised from the various capital transactions as disclosed in Note 5 of the Notes to Consolidated Financial Statements, the various debt offerings as disclosed in Note 12 of the Notes to Consolidated Financial Statements, the Operating Partnership's line of credit, proceeds received from the disposition of certain Properties and working capital.

7.       REAL ESTATE DISPOSITIONS

         During the year ended December 31, 1999, the Operating Partnership disposed of the thirty-six Properties listed below to unaffiliated parties. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $93.5 million. In connection with one of these dispositions, the purchaser assumed the Operating Partnership's mortgage indebtedness of approximately $12.5 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   ===================================================================================================================
                                                                                                      DISPOSITION
   DATE DISPOSED                                                                        NUMBER           PRICE
                   PROPERTY                                LOCATION                    OF UNITS      (IN THOUSANDS)
   ------------------------------------------------------------------------------------------------------------------
      01/06/99     Fox Run                                 Little Rock, AR                  337          $10,623
      01/06/99     Greenwood Forest                        Little Rock, AR                  239            7,533
      01/06/99     Walnut Ridge                            Little Rock, AR                  252            7,943
      01/06/99     Williamsburg                            Little Rock, AR                  211            6,651
      01/27/99     The Hawthorne                           Phoenix, AZ                      276           20,500
      03/02/99     The Atrium                              Durham, NC                       208           10,750
      03/24/99     Greenbriar                              Kirkwood, MO                     218           12,525
      05/06/99     Sandstone at Bear Creek                 Euless, TX                        40            2,075
      05/12/99     La Costa Brava/Cedar Cove               Jacksonville, FL                 464           17,650
      05/18/99     Lands End                               Pacifica , CA                    260           30,100
      07/01/99     The Willows                             Knoxville, TN                    250           11,950
      07/26/99     Tivoli Lakes Club                       Deerfield Beach, FL              278           17,000
      07/29/99     The Seasons                             Boise, ID                        120            6,026
      08/19/99     Kingswood Manor                         San Antonio, TX                  129            3,800
      08/19/99     Hampton Green                           San Antonio, TX                  293            8,000
      08/19/99     Trails End                              San Antonio, TX                  308            9,100
      08/19/99     Waterford                               San Antonio, TX                  133            4,500
      09/23/99     Southbank                               Mesa, AZ                         113            4,550
      09/30/99     Governor's Place                        Augusta, GA                      190            5,500
      09/30/99     Maxwell House                           Augusta, GA                      216            3,500
      10/14/99     Burn Brae                               Irving, TX                       282           10,800
      10/15/99     Casa Cordoba                            Tallahassee, FL                  168            5,672
      10/15/99     Casa Cortez                             Tallahassee, FL                   66            2,228
      11/18/99     Orchards of Landen                      Maineville, OH                   312           19,100
      11/23/99     Flying Sun                              Phoenix, AZ                      108            5,100
      12/15/99     Sleepy Hollow                           Kansas City, MO                  388           18,050
      12/15/99     Harbour Landing                         Corpus Christi, TX               284            9,500
      12/15/99     Doral                                   Louisville, KY                   228            9,750
      12/20/99     Villa Manana                            Phoenix, AZ                      260           11,350
      12/20/99     University Park                         Toledo, OH                        99            2,050
      12/20/99     Village of Hampshire Heights            Toledo, OH                       304            7,000
      12/22/99     Superstition Vistas/Heritage Point      Mesa, AZ                         464           25,000
      12/22/99     The Meadows                             Mesa, AZ                         306           14,500
      12/28/99     Metropolitan Park                       Seattle, WA                       82            7,000
   --------------- --------------------------------------- ------------------------- -------------- -----------------
                                                                                          7,886         $347,376
   --------------- --------------------------------------- ------------------------- -------------- -----------------

         In addition, during the year ended December 31, 1999, the Operating Partnership also sold its entire interest in six MRY joint venture properties (to MRYP Spinco) containing 1,297 units for approximately $54.1 million.


8.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of December 31, 1999, in addition to the Property that was subsequently acquired as discussed in Note 22 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to acquire three multifamily properties containing 886 units from unaffiliated parties. The Operating Partnership expects a combined purchase price of approximately $126 million.

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         As of December 31, 1999, in addition to the Properties that were subsequently disposed of as discussed in Note 22 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of fourteen multifamily properties containing 3,056 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $138.9 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

9.       INVESTMENT IN MORTGAGE NOTES, NET

         In 1995, the Operating Partnership made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Properties. These 21 Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face amount), $1.6 million represented a one time payment for an interest rate protection agreement and $0.3 million represented an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Operating Partnership does not control the general partners of the title-holding entities and substantially all of the Operating Partnership's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt.

         As of December 31, 1999 and 1998, the second mortgage notes had a combined principal balance of approximately $17.5 million and $21.7 million, respectively, and currently accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. As of December 31, 1999 and 1998, the third mortgage notes had a combined principal balance of approximately $71.1 million and $71.1 million, respectively, and currently accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1999 and 1998 was $4.8 million and $6 million, respectively. During 1999, 1998 and 1997, the Operating Partnership amortized $1.2 million, $3.0 million and $3.1 million, respectively, which is included in interest income-investment in mortgage notes in the consolidated statements of operations. This discount is being amortized utilizing the effective yield method based on the expected life of the investment.

10.      DEPOSITS-RESTRICTED

         Deposits-restricted as of December 31, 1999 primarily included the following:

         - a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements;
          - approximately $48.9 million was held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of three properties and earnest money deposits made for one additional acquisition;

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

          - approximately $29.9 million was for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties; and
          -    approximately $7.5 million of other deposits.

         Deposits-restricted as of December 31, 1998 primarily included the following:

          - a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement;
          - approximately $22.2 million held in third party escrow accounts representing proceeds received in connection with the Operating Partnership's disposition of four properties;
          - approximately $15.3 million for tenant security and utility deposits for certain of the Operating Partnership's Properties; and
          -    approximately $11.8 million of other deposits.

11.      MORTGAGE NOTES PAYABLE

         As of December 31, 1999, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.9 billion encumbering 545 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $416 million) was approximately $4.7 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

         During the year ended December 31, 1999 the Operating Partnership:

          - as part of the LFT Merger, assumed the outstanding mortgage balances on 342 Properties in the aggregate amount of $499.7 million;
          - assumed the outstanding mortgage balances on eight additional properties acquired during 1999 in the aggregate amount of $69.9 million;
          - repaid the outstanding mortgage balances on 31 Properties in the aggregate amount of $60.8 million. In connection with the above transactions, the Operating Partnership incurred prepayment penalties of $0.5 million, which have been classified as losses on early extinguishment of debt;
          - refinanced the debt on four existing properties totaling $44.9 million with new mortgage indebtedness totaling $62.9 million;
          - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $126.5 million;
          - refinanced the debt totaling $120.8 million on ten existing properties. In addition, five previously unencumbered properties cross-collateralize each of the new mortgage notes;
          - refinanced the debt on two existing properties and consequently sold its lender position to a third party, thus receiving additional net cash proceeds of approximately $2.6 million. The bond indebtedness on these two properties is now unsecured and is classified as notes, net at December 31, 1999;
          - refinanced the debt on one existing property and consequently sold its lender position to a third party, thus receiving additional cash proceeds of approximately $13.7 million; and
          - sold the debt on one property totaling $12.5 million in conjunction with a real estate disposition.

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         As of December 31, 1999, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 4.00% to 10.13% at December 31, 1999. During the year ended December 31, 1999, the effective interest cost on all of the Operating Partnership's debt was 7.05%.

         Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

---------------------------------- ----------------
              YEAR                      TOTAL
---------------------------------- ----------------

              2000                       $ 49,588
              2001                        349,223
              2002                        249,458
              2003                         97,351
              2004                        171,597
           Thereafter                   1,962,966
    Net Unamortized Premiums                3,400
---------------------------------- ----------------
              Total                    $2,883,583
---------------------------------- ----------------

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

         As of December 31, 1998, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 3.00% to 10.00% at December 31, 1998. During the year ended December 31, 1998, the effective interest cost on all of the Operating Partnership's debt was 7.10%.

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

         Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 1999, the aggregate notional

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

amounts of these agreements were approximately $133.4 million, $27.7 million and $9.1 million. As of December 31, 1998, the aggregate notional amounts of these agreements were approximately $135.1 million, $28.0 million and $9.2 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

         The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million, and $9.1 million. As of December 31, 1998, the aggregate notional amounts of these agreements were approximately $135.1 million, $28.0 million and $9.2 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount.

         The Operating Partnership also has an interest rate swap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 8.00%, that terminates on December 1, 2000. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax exempt bonds secured by certain of its Properties. The Operating Partnership has no payment obligations to the counterparty with respect to this agreement.

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

         In August 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of the Operating Partnership's planned financing in the fourth quarter of 1998. This agreement was canceled in November 1998 at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the fifteen previously unencumbered Properties that occurred in November 1998.

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

         In October 1999, the Operating Partnership settled on a $50 million treasury lock and received $1.38 million. This settlement is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in July 1999.

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         The Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements, mentioned in the previous paragraphs, since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

         The fair value of these instruments, discussed above, as of December 31, 1999 approximates their carrying or contract values.

12.      NOTES

         The following tables summarize the Operating Partnership's unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 1999 and 1998, respectively:


                                                                                       Weighted
             December 31, 1999                Net Principal    Interest Rate Ranges    Average     Maturity Date
        (AMOUNTS ARE IN THOUSANDS)               Balance                            Interest Rate      Ranges
------------------------------------------------------------------------------------------------------------------

Fixed Rate Public Notes                        $ 2,062,759       6.150% - 9.375%        6.98%       2000 - 2026
Floating Rate Public Notes                          99,746           (1)                5.81%       2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        4.99%       2024 - 2029
                                            -------------------

Totals                                         $ 2,290,285
                                            ===================

(1) As of December 31, 1999, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.75% at December 31, 1999 (reset annually in August).

                                                                                       Weighted       Maturity
             DECEMBER 31, 1998                Net Principal    Interest Rate Ranges     Average      Date Ranges
        (AMOUNTS ARE IN THOUSANDS)               Balance                             Interest Rate
------------------------------------------------------------------------------------------------------------------

Fixed Rate Public Notes                        $ 1,889,241       6.150% - 9.375%         7.36%       1999 - 2026
Floating Rate Public Notes                         124,675            (2)                6.14%       1999 - 2003
Fixed Rate Tax-Exempt Bonds                         35,600            4.750%             4.750%          2024
                                            -------------------

Totals                                         $ 2,049,516
                                            ===================

         (2) As of December 31, 1998, floating rate public notes consisted of two separate notes. The interest rate on the first note was LIBOR (reset quarterly) plus a spread equal to 0.45% at December 31, 1998 (reset annually in August). The interest rate on the second note was LIBOR (reset quarterly) plus a spread equal to 0.32% at December 31, 1998.

         As of December 31, 1999, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion net of a $4.6 million discount and including a $7.1 million premium.

         As of December 31, 1998, the Operating Partnership had outstanding unsecured notes of approximately $2.0 billion net of a $5.3 million discount and including a $9.2 million premium.

                       ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998. As of December 31, 1999, $430 million remained outstanding under this registration statement.

         During the year ended December 31, 1999, the Operating Partnership:

          - issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Ninth Public Debt Offering"). The June 2004 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1999, the unamortized discount balance was approximately $0.2 million. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298.0 million in connection with this issuance;
          - repaid its $125 million fixed rate notes that matured on May 15, 1999 and its $25 million floating rate notes that matured on November 24, 1999;
          - refinanced the bond indebtedness collateralized by four existing properties. The bond indebtedness on all four properties totaling $75.8 million is now unsecured;
          - pursuant to the LFT Merger, assumed an unsecured term note in the approximate amount of $2.3 million and paid it off the same day; and
          - refinanced the bond indebtedness collateralized by two existing properties. The bond indebtedness on both properties totaling $16.4 million is now unsecured.

         Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

                         ---------------------------------- ------------------
                                    YEAR                       TOTAL
                         ---------------------------------- ------------------

                                    2000                        $ 200,000
                                    2001                          150,000
                                    2002                          265,000
                                    2003                          190,000
                                    2004                          415,000
                                 Thereafter                     1,067,780
                          Net Unamortized Premiums                  7,056
                          Net Unamortized Discounts               (4,551)
                         ---------------------------------- ------------------
                                    Total                     $2,290,285
                         ---------------------------------- ------------------

         As of December 31, 1999 and 1998, the remaining unamortized balance of deferred settlement receipts from treasury locks and interest rate protection agreements was $9.5 million and $8.8 million, respectively.

         As of December 31, 1999 and 1998, the remaining unamortized balance of deferred settlement payments on treasury locks and interest rate protection agreements was $3.7 million and $5.4 million, respectively.

         In regard to the interest rate protection agreements mentioned, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


each counterparty is a major U.S. financial institution and the Operating Partnership does not anticipate their non-performance.

13.      LINES OF CREDIT

         On August 12, 1999 the Operating Partnership obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers, maturing August 11, 2002. The new line of credit replaced the Operating Partnership's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility which the Company assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a certain spread dependent upon the Operating Partnership's credit rating. As of December 31, 1999 and 1998, $300 million and $290 million, respectively, was outstanding and $65.8 million and $12 million, respectively, was restricted on the lines of credit. During the years ended December 31, 1999 and 1998, the weighted average interest rate was 6.42% and 6.47%, respectively.

         Pursuant to the LFT Merger, the Operating Partnership assumed a line of credit that had an outstanding balance of approximately $26.4 million. On October 1, 1999, the Operating Partnership repaid the outstanding balance and terminated this facility.

14.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

         The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




                                                                             YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                1999              1998                   1997
                                                             -------------------------------------------------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
     extraordinary item and allocation of income to
     Junior Convertible Preference Units, Cumulative
     Convertible Redeemable Preference Interests and
     Redeemable Preference Units                            $ 330,333           $ 255,032           $ 176,014

Income allocated to Junior Convertible Preference Units          (349)                 --                  --
Income allocated to Cumulative Convertible Redeemable
     Preference Interests                                        (836)                 --                  --
Income allocated to Redeemable Preference Units              (112,011)            (92,917)            (59,012)
                                                            ---------           ---------           ---------
Income before gain on disposition of properties, net
     and extraordinary item                                   217,137             162,115             117,002

Gain on disposition of properties, net                         93,535              21,703              13,838
Loss on early extinguishment of debt                             (451)                 --                  --
                                                            ---------           ---------           ---------

Numerator for net income per OP Unit - basic                  310,221             183,818             130,840

Effect of dilutive securities                                      --                  --                  --
                                                            ---------           ---------           ---------

Numerator for net income per OP Unit - diluted              $ 310,221           $ 183,818           $ 130,840
                                                            =========           =========           =========
DENOMINATOR:
Denominator for net income per OP Unit - basic                135,001             111,713              73,182

Effect of dilutive securities:
     OP Units issuable upon exercise of EQR's
        share options                                             654                 865               1,099
                                                            ---------           ---------           ---------

Denominator for net income per OP Unit - diluted              135,655             112,578              74,281
                                                            =========           =========           =========

Net income per OP Unit - basic                              $    2.30           $    1.65           $    1.79
                                                            =========           =========           =========

Net income per OP Unit - diluted                            $    2.29           $    1.63           $    1.76
                                                            =========           =========           =========


                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     1999            1998             1997
                                                                 -----------------------------------------------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT
                                                                                    AMOUNTS)

NET INCOME PER OP UNIT - BASIC:
Income before gain on disposition of properties, net and
    extraordinary item per OP Unit - basic                       $        1.61   $        1.45    $        1.60
Gain on disposition of properties, net                                    0.69            0.20             0.19
Loss on early extinguishment of debt                                      -               -                -
                                                                 -------------   --------------   --------------

Net income per OP Unit - basic                                   $        2.30   $        1.65    $        1.79
                                                                 =============   ==============   ==============


NET INCOME PER OP UNIT - DILUTED:
Income before gain on disposition of properties, net and
    extraordinary item per OP Unit - diluted                     $        1.60   $        1.44    $        1.58
Gain on disposition of properties, net                                    0.69            0.19             0.18
Loss on early extinguishment of debt                                      -               -                -
                                                                 -------------   --------------   --------------

Net income per OP Unit - diluted                                 $        2.29   $        1.63    $        1.76
                                                                 =============   ==============   ==============



  CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 12,023,051, 8,739,688 AND 2,763,898 WEIGHTED COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

  PURSUANT TO EQR'S SHARE OPTION PLAN, EQR HAS OFFERED THE OPPORTUNITY TO ACQUIRE COMMON SHARES THROUGH THE GRANT OF SHARE OPTIONS ("OPTIONS") TO OFFICERS, DIRECTORS, KEY EMPLOYEES AND CONSULTANTS OF EQR FOR 6.4 MILLION, 6.2 MILLION AND 4.1 MILLION COMMON SHARES AT A WEIGHTED AVERAGE EXERCISE PRICE OF $41.48, $40.61 AND $36.21 PER COMMON SHARE AS OF DECEMBER 31, 1999, 1998 AND 1997, RESPECTIVELY. AS OF DECEMBER 31, 1999, 1998 AND 1997, 3.3 MILLION, 2.8 MILLION AND 1.3 MILLION COMMON SHARES WERE EXERCISABLE, RESPECTIVELY. ANY COMMON SHARES ISSUED PURSUANT TO EQR'S SHARE OPTION PLAN WILL RESULT IN THE OPERATING PARTNERSHIP ISSUING OP UNITS TO EQR ON A ONE-FOR-ONE BASIS. ACCORDINGLY, THE DILUTIVE EFFECT OF EQR'S OPTIONS HAVE BEEN INCLUDED IN THE NUMBER OF OP UNITS - DILUTED.

15.      SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

         The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the following had occurred on January 1, 1999 (as described in Note 4, Note 5, Note 6, Note 7, Note 11 and Note 12 of Notes to Consolidated Financial Statements):

     o the acquisition of the 402 LFT properties containing 36,609 units and other related assets for a total purchase price of approximately $738 million;

     o the acquisition of an additional 22 Properties, including the related assumption of $69.9 million of mortgage indebtedness, the issuance of Junior Convertible Preference Units with a value of $3.0 million and the issuance of OP Units with a value of $25.2 million;

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     o    the disposition of 36 properties;
     o    the $300 million public debt offering in June 1999;
     o    the repayment of the 1999 Notes totaling $125 million;
     o    the repayment of the 1999-A Medium Term Notes totaling $25 million;
     o the repayment of LFT's unsecured term note and line of credit totaling $28.6 million;
     o the repayment of the outstanding mortgage balances on 31 properties totaling $60.8 million;
     o the mortgage financing of eleven previously unencumbered Properties for $126.5 million;
     o the mortgage refinancing of eight properties increasing mortgage indebtedness by $21.8 million (net);
     o the issuance of the 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests; and
     o the conversion of all of the Series I Preferred Shares to 2,566,797 Common Shares during 1999 (resulting in the issuance of 2,566,797 additional OP Units by the Operating Partnership to EQR).

          This would result in 139,461,669 OP Units outstanding on January 1, 1999. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1999, or to project results for any future period. The amounts presented in the following statement are in thousands except for per OP Unit amounts:



                                                         SUMMARIZED PRO FORMA
                                                         CONDENSED STATEMENT
                                                            OF OPERATIONS
                                                          FOR THE YEAR ENDED
                                                          DECEMBER 31, 1999
        -------------------------------------- ---------------------------------
        Total revenues                                       $ 1,883,294
                                                               ---------

        Total expenses                                       $ 1,547,363
                                                               ---------

        Net income available for OP Units                     $ 223,618
                                                                =======

        Net income per OP Unit                                  $ 1.60
                                                                  ====


16.      EMPLOYEE SHARE PURCHASE PLAN

         Under EQR's Employee Share Purchase Plan certain eligible officers, trustees and employees of EQR may annually acquire up to $100,000 of Common Shares of EQR. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lessor of: (a) the closing price for a share on the first day of such quarter, and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1997, EQR issued 84,183 Common Shares at net prices that ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith. During 1998, EQR issued 93,521 Common Shares at net prices that ranged from $35.70 per share to $42.71 per share and raised approximately $3.7 million in connection therewith. During 1999, EQR issued 147,885 Common Shares at net prices that ranged from $34.37 per share to $36.71 per share and raised approximately $5.2 million in connection therewith. The net proceeds were contributed to the Operating Partnership in exchange for OP Units.

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

17.      DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

         The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of EQR provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment - DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of EQR, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the "Share Purchase - DRIP Plan"). The net proceeds from any Common Share issuances are contributed to the Operating Partnership in exchange for OP Units.

18.      EMPLOYEE TRANSACTIONS

         Douglas Crocker II, President and Chief Executive Officer of the Company, and three other officers had purchased an aggregate of 190,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Operating Partnership in the aggregate amount of approximately $5.3 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The outstanding balance on these loans in the aggregate was $4.7 million and $4.9 million for the years ended December 31, 1999 and 1998, respectively. The employee notes are recourse to Mr. Crocker and the three other officers and are collateralized by pledges of the 190,000 Common Shares purchased.

         In addition, as of December 31, 1999, the outstanding principal balance on additional notes issued to Mr. Crocker and three other officers was approximately $1.2 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. Subsequent to December 31, 1999, Mr. Crocker paid a principal installment on his note in the amount of $80,570 and repaid another note in full in the amount of $100,000. The notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of Company options and share awards.

         Mr. Crocker and Gerald A. Spector, Executive Vice President and Chief Operating Officer of the Company, have entered into Deferred Compensation Agreements with the Company which provide both with a salary benefit after their respective termination of employment with the Company, under certain circumstances. In addition, Mr. Crocker also has entered into a Share Distributions Agreement with the Company whereby he was issued options to purchase 100,000 Common Shares under the terms of the Fifth Amended Option and Award Plan. Upon exercise of these options, Mr. Crocker will be entitled to receive dividends on these shares as if they had been outstanding from the grant date through the exercise date. The Operating Partnership has recognized $1.1 million, $0.8 million and $0.7 million of compensation expense for the years ended December 31, 1999, 1998 and 1997, respectively, related to these agreements.

         The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Operating Partnership, on behalf of the Company, contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Operating Partnership, on behalf of the Company, made contributions in the amount of $1.4 million and

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

$1.4 million for the years ended December 31, 1997 and 1998, respectively, and expects to make contributions in the amount of approximately $3.1 million for the year ended December 31, 1999.

19.      TRANSACTIONS WITH RELATED PARTIES

         Pursuant to the terms of the partnership agreement for the Operating Partnership, the Operating Partnership is required to reimburse EQR for all expenses incurred by EQR in excess of income earned by EQR through its indirect 1% ownership of various Financing Partnerships and LLC's. Amounts paid on behalf of EQR are reflected in the Consolidated Statements of Operations as general and administrative expenses.

         In connection with the Wellsford Merger, Jeffrey H. Lynford and Edward Lowenthal (trustees of the Company) each executed a consulting agreement with the Company. Each consulting agreement has a term of five years from May 30, 1997, the closing date of the Wellsford Merger. Pursuant to the consulting agreements, each of Messrs, Lynford and Lowenthal will serve as a senior management consultant to the Company and will receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

         In connection with the EWR Merger, in December 1997, Stephen O. Evans (a trustee of the Company) executed a consulting agreement with an affiliate of the Company. The consulting agreement had a term of two years and expired on December 31, 1999. Pursuant to the consulting agreement, Mr. Evans served as a senior management consultant to the Company and received compensation at the rate of $225,000 per year. Mr. Evans also received an option to purchase 115,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. Mr. Evans was also eligible to participate in all of the Company's employee benefit plans in which persons in comparable positions participate, treating Mr. Evans as an employee.

         In connection with the affiliated lease agreements for various offices as defined in Note 20, the Management Companies paid Equity Office Holdings, L.L.C. ("EOH") $126,272, $114,539 and $145,511 in connection with the Chicago Office, $261,040, $194,506 and $177,793 in connection with the Tampa Office, $131,079, $83,485 and $55,149 in connection with the Southern California area office and $770,317, $772,320 and $632,693 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1999, 1998 and 1997, respectively. Also, the Management Companies paid EOH $166,328 and $55,117 in connection with the Atlanta Office for the year ended December 31, 1999 and 1998, respectively. Amounts due to EOH were $311,345, $136,000 and $59,675 as of December 31, 1999, 1998 and 1997, respectively.

         Equity Group Investments, Inc. and certain of its subsidiaries, including, Equity Properties & Development, L.P. and Equity Properties Management Corp. (collectively, "EGI"), have provided certain services to the Operating Partnership and the Company which include, but are not limited to, investor relations, corporate secretarial, real estate tax evaluation services and market consulting and research services. Fees paid to EGI for these services amounted to approximately $708,582, $1.1 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Amounts due to EGI were $175,662, $57,408 and $74,578 as of December 31, 1999, 1998 and 1997,
respectively.

         Artery Property Management, Inc., a real estate property management company ("APMI") in which Mr. Goldberg, a trustee of the Company, is a two-thirds owner and chairman of the board of directors, provided the Operating Partnership consulting services with regard to property acquisitions and additional

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


business opportunities. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. At December 31, 1999, approximately $6.2 million was outstanding and 64,948 OP Units and 123,792 Common Shares secured this loan. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1998, the Operating Partnership made a $12,000,000 revolving loan to Mr. Goldberg and his wife in September 1998. On October 1, 1999 this note was fully repaid.

         During 1999, the Operating Partnership acquired eight Properties and the related management agreements from affiliates of Mr. Goldberg for an aggregate purchase price of approximately $110.2 million, including the assumption of approximately $44.3 million of mortgage indebtedness. The purchase price also included the issuance of 28,795 Series A Junior Convertible Preference Units in the Operating Partnership which have a liquidation value of $100 per unit and are exchangeable for OP Units under certain circumstances. On June 29, 1999, Mr. Goldberg received 8,462 of these units with a liquidation value of approximately $0.8 million.

         Certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services, and Arthur A. Greenberg, which provided tax advisory services. Fees paid to these related entities in the aggregate amounted to $1.3 million for the year ended December 31, 1997. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million for the year ended December 31, 1997.

         Piper, Marbury, Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Operating Partnership. Fees paid to this firm amounted to approximately $1.6 million, $2.2 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Sheli Rosenberg's (a trustee of the Company) husband is a partner, provided legal services to the Operating Partnership. Fees paid to this firm amounted to $34,357 and $29,146, for the years ended December 31, 1999 and 1998, respectively.

         In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Operating Partnership. Fees received for providing such services were approximately $2.4 million, $3.5 million and $4.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

20.      COMMITMENTS AND CONTINGENCIES

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

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

         In regard to the joint venture agreements with two multifamily residential real estate developers during the year ended December 31, 1999, the Operating Partnership funded a total of $88.6 million and during 2000 the Operating Partnership expects to fund approximately $32.7 million in connection with these agreements. In connection with the first agreement, the Operating Partnership has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the year ended December 31, 1999, the Operating Partnership funded $47.5 million. During 2000, the Operating Partnership expects to fund $44.9 million related to the continued development and/or expansion of as many as three Properties.

         In regard to certain properties that were under earnout/development agreements, during the year ended December 31, 1999, the Operating Partnership funded the following:

     o $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;
     o $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and
     o    $18.3 million relating to the acquisition of Rosecliff Apartments.

         During 2000, the Operating Partnership expects to fund $33.4 million related to the continued earnout/development of one Property.

         In connection with the Wellsford Merger, the Operating Partnership has provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. These preferred shares would be convertible to WRP Newco common shares under certain circumstances. As of December 31, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Operating Partnership.

         In connection with the MRY Merger, the Operating Partnership extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. On June 24, 1999, MRYP Spinco repaid the entire outstanding Senior Note balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

         Also, in connection with the MRY Merger, the Operating Partnership entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Operating Partnership contributed six properties with an initial value of $52.7 million in return for an ownership interest in each joint venture. On August 23, 1999, the Operating Partnership sold its entire interest in these six properties to MRYP Spinco and there is no further obligation by either party in connection with these agreements.

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Management Companies have lease agreements with an affiliated party covering office space occupied by the management offices located in Tampa, Florida (the "Tampa Office"), Atlanta, Georgia (the "Atlanta Office"); and Chicago, Illinois (the "Chicago Office"). The Management Companies also have a lease agreement with an affiliated party covering office space occupied by an area office located in Southern California. The Tampa Office agreement expires on October 31, 2001, the Atlanta Office agreement expires on June 20, 2001, the Chicago Office agreement expires on July 11, 2000 and the Southern California agreement expires on July 31, 2000.

         The Management Companies also have seven additional lease agreements with unaffiliated parties covering space occupied by the management offices located in Dallas, Texas (the "Dallas Office"); Bethesda, Maryland (the "Bethesda Office"); Denver, Colorado (the "Denver Office"); Seattle, Washington (the "Seattle Office"); Scottsdale, Arizona (the "Scottsdale Office") Charlotte, North Carolina (the "Charlotte Office") and Reynoldsburg, Ohio (the "Lexford Office"). The lease agreement for the Dallas Office expires on September 30, 2005, the lease agreement for the Bethesda Office expires on February 1, 2004, the lease agreement for the Denver Office expires on December 31, 2002, the lease agreement for the Seattle Office expires on June 30, 2003, the lease agreement for the Scottsdale Office expires on July 31, 2004, the lease agreement for the Charlotte Office expires on May 31, 2004 and the lease agreement for the Lexford Office expires on December 31, 2004.

         The Management Companies also have a lease agreement with an affiliated party covering office space occupied by the corporate headquarters located in Chicago, Illinois. This agreement, as amended, expires on July 31, 2001. In addition, commencing June 15, 1998, the Management Companies increased the office space occupied by its corporate personnel. The lease agreement covering the additional space expires on December 31, 2004.

         During the years ended December 31, 1999, 1998 and 1997, total lease payments incurred, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $3,271,513, $2,528,150 and $1,491,766, respectively.

         The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1999 is as follows:



                       ------------------ ---------------
                             Year             Amount
                       ------------------ ---------------
                             2000             $3,197,959
                             2001              2,754,510
                             2002              2,220,692
                             2003              2,005,051
                             2004              1,619,293
                           Thereafter            481,179
                       ------------------ ---------------
                             Total            12,278,684
                       ------------------ ---------------


21.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the years ended December 31, 1999, 1998 and 1997 (see also Note 3 for further discussion).

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                        RENTAL REAL         CORPORATE/
                        1999 (AMOUNTS IN THOUSANDS)                     ESTATE (1)           OTHER (2)      CONSOLIDATED
        -----------------------------------------------------------------------------------------------------------------
        Rental income                                                    $  1,711,738      $         -      $  1,711,738
        Property and maintenance expense                                     (414,026)               -          (414,026)
        Real estate tax and insurance expense                                (171,289)               -          (171,289)
        Property management expense                                           (61,626)               -           (61,626)
                                                                    -----------------------------------------------------
        Net operating income                                                 1,064,797               -         1,064,797

        Fee and asset management income                                             -            4,970             4,970
        Interest income - investment in mortgage notes                              -           12,559            12,559
        Interest and other income                                                   -           23,851            23,851
        Fee and asset management expense                                            -           (3,587)           (3,587)
        Depreciation expense on non-real estate assets                              -           (7,231)           (7,231)
        Interest expense:
            Expense incurred                                                        -         (337,189)         (337,189)
            Amortization of deferred financing costs                                -           (4,084)           (4,084)
        General and administrative expense                                          -          (22,296)          (22,296)
        Allocation of net income to preference unit/interest holders                -         (113,196)         (113,196)
        Adjustment for depreciation expense related to
            equity in unconsolidated joint ventures                                 -            1,009             1,009
                                                                    -----------------------------------------------------


        Funds from operations available to OP Units (unaudited)              1,064,797       (445,194)           619,603

        Depreciation expense on real estate assets                           (401,457)              -          (401,457)
        Gain on disposition of properties, net                                 93,535               -             93,535
        Loss on early extinguishment of debt                                        -            (451)             (451)
        Adjustment for depreciation expense related to
            equity in unconsolidated joint ventures                                 -          (1,009)           (1,009)
                                                                    -----------------------------------------------------

        Net income available to OP Unit holders                          $    756,875      $ (446,654)        $  310,221
                                                                    =====================================================

        Investment in real estate, net of accumulated depreciation         $11,151,167      $   17,309      $ 11,168,476
                                                                    =====================================================

        Total assets                                                       $11,164,035      $  551,654      $ 11,715,689
                                                                    =====================================================


                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                RENTAL REAL       CORPORATE/
                 1998 (AMOUNTS IN THOUSANDS)                    ESTATE (1)        OTHER (2)       CONSOLIDATED
 -----------------------------------------------------------------------------------------------------------------
 Rental income                                                   $   1,293,560      $         -      $  1,293,560
 Property and maintenance expense                                     (326,733)               -          (326,733)
 Real estate tax and insurance expense                                (126,009)               -          (126,009)
 Property management expense                                           (53,101)               -           (53,101)
                                                             -----------------------------------------------------
 Net operating income                                                  787,717                -           787,717

 Fee and asset management income                                            -             5,622             5,622
 Interest income - investment in mortgage notes                             -            18,564            18,564
 Interest and other income                                                  -            19,250            19,250
 Fee and asset management expense                                           -            (4,279)           (4,279)
 Depreciation expense on non-real estate assets                             -            (5,361)           (5,361)
 Interest expense:
     Expense incurred                                                       -          (246,585)         (246,585)
     Amortization of deferred financing costs                               -            (2,757)           (2,757)
 General and administrative expense                                         -           (20,631)          (20,631)
 Allocation of net income to preference unit/interest holders               -           (92,917)          (92,917)
 Adjustment for amortization of deferred financing costs                    -                35                35
   related to predecessor business
 Adjustment for depreciation expense related to equity in                   -               183               183
   unconsolidated joint ventures
                                                             -----------------------------------------------------

 Funds from operations available to OP Units (unaudited)              787,717          (328,876)          458,841
 Depreciation expense on real estate assets                          (296,508)                -          (296,508)
 Gain on disposition of properties, net                                21,703                 -            21,703
 Adjustment for amortization of deferred financing costs                    -               (35)              (35)
         related to predecessor business
 Adjustment for depreciation expense related to equity in                   -              (183)             (183)
     Unconsolidated joint ventures
                                                             -----------------------------------------------------

 Net income available to OP Unit holders                         $    512,912       $ (329,094)      $    183,818

                                                             =====================================================

 Investment in real estate, net of accumulated depreciation      $ 10,208,113       $   15,459       $ 10,223,572
                                                             =====================================================

 Total assets                                                    $ 10,237,999       $  462,261       $ 10,700,260
                                                             =====================================================


                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                RENTAL REAL       CORPORATE/
                 1997 (AMOUNTS IN THOUSANDS)                    ESTATE (1)        OTHER (2)       CONSOLIDATED
 -----------------------------------------------------------------------------------------------------------------
 Rental income                                                     $   707,733      $         -        $  707,733
 Property and maintenance expense                                     (176,075)               -          (176,075)
 Real estate tax and insurance expense                                (69,520)                            (69,520)
 Property management expense                                          (26,793)                -           (26,793)
                                                             -----------------------------------------------------
 Net operating income                                                 435,345                 -           435,345

 Fee and asset management income                                            -             5,697             5,697
 Interest income - investment in mortgage notes                             -            20,366            20,366
 Interest and other income                                                  -            13,282            13,282
 Fee and asset management expense                                           -            (3,364)           (3,364)
 Depreciation expense on non-real estate assets                             -            (3,118)           (3,118)
 Interest expense:
     Expense incurred                                                       -          (121,324)         (121,324)
     Amortization of deferred financing costs                               -            (2,523)           (2,523)
 General and administrative expense                                         -           (14,821)          (14,821)
 Allocation of net income to preference unit/interest holders               -           (59,012)          (59,012)
 Adjustment for amortization of deferred financing costs                    -               235               235
     related to predecessor business
                                                             -----------------------------------------------------

 Funds from operations available to OP Units (unaudited)              435,345          (164,582)          270,763

 Depreciation expense on real estate assets                          (153,526)                -          (153,526)
 Gain on disposition of properties, net                                13,838                 -            13,838
 Adjustment for amortization of deferred financing costs                    -              (235)             (235)
     related to predecessor business
                                                             -----------------------------------------------------

 Net income available to OP Unit holders                           $  295,657       $  (164,817)       $  130,840
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

22.      SUBSEQUENT EVENTS

         On January 14, 2000, the Company announced it has entered into an agreement to acquire, in an all cash and debt transaction, Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. Shareholders of Globe will receive $13.00 per share

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

upon closing and up to an additional $0.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches of certain representations and covenants. At full funding of $13.50 per share, the Company would pay approximately $64.8 million in cash (based on the 4.8 million Globe shares currently outstanding). In addition, the Operating Partnership will assume approximately $69.4 million in debt. The acquisition, which is expected to close during the second quarter of 2000, does not require approval of the Company's shareholders but does require Globe shareholder approval.

         On January 19, 2000, the Operating Partnership acquired Windmont Apartments, a 178-unit multifamily property located in Atlanta, GA, from an unaffiliated third party for a purchase price of approximately $10.3 million.

         On January 24, 2000, the Operating Partnership funded $2.3 million for an initial earnout payment to the developer of Rosecliff Apartments.

         On January 25, 2000, the Operating Partnership settled on a $100 million forward starting swap and received $7.1 million in connection therewith. The amount received will be amortized over the life of the financing transaction that the Operating Partnership closed on March 20, 2000 (see below).

         From January 1, 2000 through March 3, 2000, the Operating Partnership repaid the outstanding mortgage balances on three properties in the aggregate amount of $12.8 million.

         On February 4, 2000, the Operating Partnership disposed of Lakeridge at the Moors Apartments, a 175-unit multifamily property located in Miami, FL, to an unaffiliated party for a total sales price of $10 million.

         On February 9, 2000, the Operating Partnership disposed of Sonnet Cove I&II Apartments, a 331-unit multifamily property located in Lexington, KY, to an unaffiliated party for a total sales price of $12.3 million.

         On February 25, 2000, the Operating Partnership disposed of Yuma Court Apartments, a 40-unit multifamily property located in Colorado Springs, CO, to an unaffiliated party for a total sales price of $2.4 million.

         On February 25, 2000, the Operating Partnership disposed of Oaks of Lakebridge Apartments, a 170-unit multifamily property located in Ormond Beach, FL, to an unaffiliated party for a total sales price of $7.8 million.

         On February 25, 2000, the Operating Partnership disposed of Indigo Plantation Apartments, a 304-unit multifamily property located in Daytona Beach, FL, to an unaffiliated party for a total sales price of $14.2 million.

         On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. The Series M-1 Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series B Preference Units or the Series M-1 Preferred Shares are payable quarterly at the

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

rate of $4.25 per unit/share per year.

         On March 20, 2000, the Operating Partnership obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million.

23.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. The 1999 and 1998 net income per weighted average OP Unit amounts have been presented and, where appropriate, restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per weighted average OP Unit outstanding and impact of Statement No. 128, see Note 14 of Notes to Consolidated Financial Statements. Amounts are in thousands, except for per OP Unit amounts.


                                                        FIRST          SECOND         THIRD          FOURTH
                                                       QUARTER        QUARTER        QUARTER        QUARTER
                         1999                            3/31           6/30           9/30          12/31
     ---------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                     $416,137       $422,222      $435,188        $479,571
                                                        =========      =========     =========       ========

     NET INCOME                                          $100,680      $104,050      $102,931       $115,756
                                                         ========      =========     =========      ========
     NET INCOME AVAILABLE TO OP UNIT
       HOLDERS                                            $71,237       $76,250       $74,924        $87,810
                                                          =======       ========      ========       =======
     WEIGHTED AVERAGE
       OP UNITS OUTSTANDING                               132,066        133,378       134,993        139,486
                                                          =======        =======       =======        =======

     NET INCOME PER OP UNIT - BASIC                         $0.54          $0.57         $0.56          $0.63
                                                            =====          =====         =====          =====

     NET INCOME PER OP UNIT - DILUTED                       $0.54          $0.57         $0.55          $0.63
                                                            =====          =====         =====          =====




                                                        FIRST          SECOND         THIRD        FOURTH
                                                       QUARTER        QUARTER        QUARTER       QUARTER
                         1998                           3/31            6/30           9/30         12/31
     --------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                    $286,291        $306,959      $339,249      $404,497
                                                       =========       =========     =========     ========

     NET INCOME                                         $61,275         $72,357       $61,102       $82,001
                                                        ========        ========      ========      =======

     NET INCOME AVAILABLE TO OP UNIT
      HOLDERS                                           $39,583         $50,665       $39,411       $54,159
                                                        ========        ========      ========      =======

     WEIGHTED AVERAGE
       OP UNITS OUTSTANDING                              102,948         107,182       109,688       126,794
                                                         =======         =======       =======       =======

     NET INCOME PER OP UNIT - BASIC                        $0.38           $0.47         $0.36         $0.43
                                                           =====           =====         =====         =====

     NET INCOME PER OP UNIT - DILUTED                      $0.38           $0.47         $0.36         $0.42
                                                           =====           =====         =====         =====



                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
2300 Elliott                  Seattle, WA                   $ -     $ 796,700      $ 7,173,725        $ 100     $2,935,619
2900 on First Combined        Seattle, WA                     -     1,176,400       10,600,360        1,300      1,221,640
3000 Grand                    Des Moines, IA                  -       858,305        7,736,013            -      1,479,910
740 River Drive               St. Paul, MN            6,648,364     1,620,000       11,232,943        6,700        667,316
7979 Westheimer               Houston, TX                     -     1,388,400       12,497,975        1,700      1,403,830
Acacia Creek                  Scottsdale, AZ         20,790,723     6,121,856       35,380,172            -        826,219
Acadia Court                  Bloomington, IN         2,092,837       257,484        2,317,353            -          4,007
Acadia Court II               Bloomington, IN         1,806,908       253,636        2,282,721            -          3,287
Adams Farm                    Greensboro, NC                  -     2,350,000       30,073,197            -        192,947
Alderwood Park                Lynnwood, WA            4,030,879     3,760,000        8,110,530        7,400        251,284
Altamonte                     San Antonio, TX                (S)    1,663,100       14,986,474        1,970      1,079,239
Amberidge                     Detroit, MI               919,875       130,844        1,177,598            -          2,644
Amberton                      Manassas, VA           10,597,067       888,800        8,474,461       11,800        953,021
Amberwood (OH)                Canton, OH                887,691       126,227        1,136,042            -          3,281
Amberwood I (FL)              Jacksonville, FL          397,879       101,744          915,696            -          1,612
Amesbury I                    Columbus, OH            1,228,447       143,039        1,287,355            -          6,063
Amesbury II                   Columbus, OH            1,275,358       180,588        1,625,293            -          2,489
Amhurst (Tol)                 Toledo, OH                804,321       161,854        1,456,683            -          3,345
Amhurst I (OH)                Dayton, OH                902,927       152,574        1,373,165            -          5,899
Amhurst II (OH)               Dayton, OH                934,952       159,416        1,434,748            -          3,173
Andover Court                 Columbus, OH              719,453       123,875        1,114,873            -            750
Annhurst (IN)                 Indianpolis, IN         1,275,000       189,235        1,703,117            -         25,662
Annhurst (PA)                 Pittsburgh, PA          1,951,830       307,952        2,771,572            -          7,495
Annhurst II (OH)              Columbus, OH            1,064,340       116,739        1,050,648            -            964
Annhurst III (OH)             Columbus, OH              866,157       134,788        1,213,092            -          4,691
Ansley Oaks                   St. Louis, IL                   -       134,522        1,210,697            -          6,779
Apple Ridge I                 Columbus, OH            1,036,653       139,300        1,253,697            -          2,067
Apple Ridge III               Columbus, OH              577,684        72,585          653,268            -          2,113
Apple Run (MI)                Jackson, MI               497,314        87,459          787,133            -          3,227
Apple Run II (Col)            Columbus, OH                    -        93,810          844,292            -          2,107
Applegate  (Chi)              Columbus, OH              529,497         7,738           69,640            -          2,236
Applegate (Col)               Bloomington, IN           940,163       171,829        1,546,462            -          2,971
Applegate (Lor)               Youngstown, OH            512,809        66,488          598,393            -          2,843
Applegate I (IN)              Muncie, IN                924,977       138,506        1,246,551            -         17,867
Applegate II (IN)             Muncie, IN              1,236,009       180,017        1,620,150            -         10,066
Applerun (War)                Youngstown, OH            670,142       113,303        1,019,729            -          1,083
Applewood I & II              Daytona Beach, FL       2,193,626       235,230        2,117,074            -         46,153
Aragon Woods                  Indianpolis, IN         1,104,739       157,791        1,420,119            -          8,996
Arbor Glen                    Pittsfield Twp, MI              -     1,092,300        9,887,635        3,764        329,195
Arboretum (AZ)                Tucson, AZ                     (P)    3,453,446       19,020,019            -        602,827
Arboretum (GA)                Atlanta, GA                     -     4,679,400       15,937,649        2,900        505,371
Arboretum (MA)                Canton, MA                     (S)    4,680,000       10,995,641        5,900        110,930
Arbors at Century Center      Memphis, TN                     -     2,520,000       15,236,996        1,700        326,386
Arbors of Brentwood           Nashville, TN                  (D)      404,570       13,536,367          100        958,708
Arbors of Hickory Hollow      Nashville, TN                  (D)      202,285        6,937,209          700      1,613,360
Arbors of Las Colinas         Irving, TX                      -     1,662,300       15,385,713        1,600      1,163,452
Ashford Hill                  Columbus, OH            1,400,000       184,985        1,664,868            -          5,143
Ashgrove (IN)                 Indianpolis, IN           866,676       172,924        1,556,316            -          4,337
Ashgrove (KY)                 Louisville, KY          1,050,088       171,816        1,546,342            -          4,136
Ashgrove (Mar)                Battle Creek, MI          839,002       119,823        1,078,405            -          2,800
Ashgrove (OH)                 Cincinnati, OH          1,261,088       157,535        1,417,811            -          3,088
Ashgrove I (MI)               Detroit, MI             3,284,510       403,580        3,632,218            -          7,742
Ashgrove II (MI)              Detroit, MI             2,301,646       311,912        2,807,210            -          5,130
Ashton, The                   Corona Hills, CA                -     2,594,264       33,042,398            -        381,532
Aspen Crossing                Silver Spring, MD               -     2,880,000        8,561,456            -        207,627
Audubon Village               Tampa, FL                       -     3,576,000       26,121,909            -        407,722



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
2300 Elliott                  $ 796,800    $ 10,109,344    $ 10,906,144      $ (922,189)          1992              30 Years
2900 on First Combined        1,177,700      11,822,000      12,999,700      (1,560,994)         1989-91            30 Years
3000 Grand                      858,305       9,215,923      10,074,228      (5,333,188)          1970              30 Years
740 River Drive               1,626,700      11,900,258      13,526,958        (904,264)          1962              30 Years
7979 Westheimer               1,390,100      13,901,805      15,291,905      (2,580,432)          1973              30 Years
Acacia Creek                  6,121,856      36,206,391      42,328,247      (2,731,863)        1988-1994           30 Years
Acadia Court                    257,484       2,321,360       2,578,844         (20,996)          1985              30 Years
Acadia Court II                 253,636       2,286,008       2,539,643         (20,862)          1986              30 Years
Adams Farm                    2,350,000      30,266,144      32,616,144      (1,381,592)          1987              30 Years
Alderwood Park                3,767,400       8,361,813      12,129,213        (448,619)          1982              30 Years
Altamonte                     1,665,070      16,065,713      17,730,783      (3,306,194)          1985              30 Years
Amberidge                       130,844       1,180,241       1,311,085         (10,682)          1985              30 Years
Amberton                        900,600       9,427,482      10,328,082      (1,758,943)          1986              30 Years
Amberwood (OH)                  126,227       1,139,323       1,265,550         (10,627)          1987              30 Years
Amberwood I (FL)                101,744         917,309       1,019,053          (8,521)          1981              30 Years
Amesbury I                      143,039       1,293,418       1,436,458         (12,005)          1986              30 Years
Amesbury II                     180,588       1,627,782       1,808,370         (14,957)          1987              30 Years
Amhurst (Tol)                   161,854       1,460,028       1,621,882         (13,191)          1983              30 Years
Amhurst I (OH)                  152,574       1,379,064       1,531,638         (12,854)          1979              30 Years
Amhurst II (OH)                 159,416       1,437,921       1,597,337         (13,293)          1981              30 Years
Andover Court                   123,875       1,115,623       1,239,498         (10,163)          1982              30 Years
Annhurst (IN)                   189,235       1,728,780       1,918,015         (16,379)          1985              30 Years
Annhurst (PA)                   307,952       2,779,067       3,087,019         (24,948)          1984              30 Years
Annhurst II (OH)                116,739       1,051,612       1,168,351          (9,682)          1986              30 Years
Annhurst III (OH)               134,788       1,217,784       1,352,572         (11,136)          1988              30 Years
Ansley Oaks                     134,522       1,217,476       1,351,998         (11,446)          1986              30 Years
Apple Ridge I                   139,300       1,255,765       1,395,064         (11,513)          1987              30 Years
Apple Ridge III                  72,585         655,381         727,967          (6,005)          1982              30 Years
Apple Run (MI)                   87,459         790,361         877,820          (7,314)          1982              30 Years
Apple Run II (Col)               93,810         846,399         940,210          (7,951)          1980              30 Years
Applegate  (Chi)                  7,738          71,876          79,613          (1,330)          1981              30 Years
Applegate (Col)                 171,829       1,549,433       1,721,262         (13,939)          1982              30 Years
Applegate (Lor)                  66,488         601,236         667,724          (5,698)          1982              30 Years
Applegate I (IN)                138,506       1,264,418       1,402,923         (11,476)          1984              30 Years
Applegate II (IN)               180,017       1,630,216       1,810,233         (15,034)          1987              30 Years
Applerun (War)                  113,303       1,020,812       1,134,115          (9,329)          1983              30 Years
Applewood I & II                235,230       2,163,227       2,398,457         (22,519)          1982              30 Years
Aragon Woods                    157,791       1,429,115       1,586,906         (13,287)          1986              30 Years
Arbor Glen                    1,096,064      10,216,830      11,312,895        (814,768)          1990              30 Years
Arboretum (AZ)                3,453,446      19,622,846      23,076,292      (1,571,619)          1987              30 Years
Arboretum (GA)                4,682,300      16,443,020      21,125,320      (1,264,590)          1970              30 Years
Arboretum (MA)                4,685,900      11,106,571      15,792,471        (644,133)          1989              30 Years
Arbors at Century Center      2,521,700      15,563,382      18,085,082        (859,174)        1988/1990           30 Years
Arbors of Brentwood             404,670      14,495,074      14,899,744      (3,465,757)          1986              30 Years
Arbors of Hickory Hollow        202,985       8,550,569       8,753,554      (2,474,364)          1986              30 Years
Arbors of Las Colinas         1,663,900      16,549,165      18,213,065      (3,681,305)         1984/85            30 Years
Ashford Hill                    184,985       1,670,011       1,854,996         (15,312)          1986              30 Years
Ashgrove (IN)                   172,924       1,560,653       1,733,577         (14,028)          1983              30 Years
Ashgrove (KY)                   171,816       1,550,478       1,722,293         (14,040)          1984              30 Years
Ashgrove (Mar)                  119,823       1,081,204       1,201,027          (9,912)          1983              30 Years
Ashgrove (OH)                   157,535       1,420,900       1,578,434         (12,950)          1983              30 Years
Ashgrove I (MI)                 403,580       3,639,960       4,043,540         (32,433)          1985              30 Years
Ashgrove II (MI)                311,912       2,812,340       3,124,253         (25,053)          1987              30 Years
Ashton, The                   2,594,264      33,423,929      36,018,193      (2,464,027)          1986              30 Years
Aspen Crossing                2,880,000       8,769,083      11,649,083        (307,059)          1979              30 Years
Audubon Village               3,576,000      26,529,631      30,105,631      (1,214,035)          1990              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Augustine Club                Tallahassee, FL                 -     1,110,000        8,906,841            -         51,948
Autumn Cove                   Atlanta, GA               741,297       187,220        1,684,983            -          1,536
Autumn Creek                  Cordova, TN                    (E)    1,680,000        9,345,282        1,900        170,212
Auvers Village                Orlando, FL                     -     3,840,000       29,322,243            -        317,058
Bainbridge                    Durham, NC                      -     1,042,900        9,688,677       33,400      1,169,267
Balcones Club                 Austin, TX                      -     2,184,000       10,128,165        1,500        442,458
Banyan Lake                   Boynton Beach, FL               -     2,736,000       11,227,892        2,600        553,268
Barrington                    Atlanta, GA             1,018,645       144,459        1,300,132            -          8,774
Bay Club                      Phoenix, AZ                     -       828,100        6,221,786          100      1,595,448
Bay Ridge                     San Pedro, CA                   -     2,385,399        2,176,963       15,901         42,715
Bayside                       Lakeland, FL                    -        73,463          661,165            -          6,044
Bayside at the Islands        Gilbert, AZ                    (O)    3,306,484       15,573,006            -        248,089
Beach Club                    Fort Myers, FL                  -     2,080,000       14,800,928            -        374,079
Bear Canyon                   Tucson, AZ              8,482,946     1,660,608       11,228,524            -         84,261
Beckford Place (IN)           Indianpolis, IN           715,911        99,046          891,413            -         15,144
Beckford Place (Pla)          Parkersburg, OH         1,013,959       161,161        1,450,447            -         14,180
Beckford Place (Wap)          Lima, OH                  620,607        76,491          688,419            -          2,224
Beckford Place I (OH)         Canton, OH              1,161,993       168,426        1,515,830            -          2,538
Beckford Place II (OH)        Canton, OH              1,229,833       172,134        1,549,209            -          2,446
Bel Aire I                    Miami, FL                       -       188,343        1,695,084            -          8,251
Bel Aire II                   Miami, FL                       -       136,416        1,227,745            -          6,957
Bell Road I & II              Nashville, TN                   -     3,100,000          846,693            -              -
Bellevue Meadows              Bellevue, WA                    -     4,500,000       12,574,814        7,100         84,737
Belmont Crossing              Riverdale, GA                   -     1,580,000       18,449,045            -        122,063
Belmont Landing               Riverdale, GA                   -     2,120,000       21,651,256            -        220,121
Beneva Place                  Sarasota, FL            8,700,000     1,344,000        9,665,447            -         98,710
Berkshire Place               Charlotte, NC                   -       805,550       12,540,032            -         93,866
Bermuda Cove                  Jacksonville, FL                -     1,503,000       19,561,896            -        196,306
Berry Pines                   Pensacola, FL             989,344       154,086        1,386,772            -         11,378
Birches, The                  Lima, OH                  973,805        94,798          853,180            -          1,869
Bishop Park                   Winter Park, FL                 -     2,592,000       17,982,357            -      1,217,731
Blue Swan                     San Antonio, TX                (E)    1,424,800        7,596,023          700        400,660
Blueberry Hill I              Orlando, FL               738,919       140,370        1,263,328            -          4,073
Boulder Creek                 Wilsonville, OR                 -     3,552,000       11,485,309        2,400        544,576
Bourbon Square Combined       Palatine, IL           26,950,227     3,982,600       35,870,194        2,700      5,323,864
Bradford Place                St. Louis, IL           1,098,789       140,356        1,263,208            -          8,912
Bramblewood                   San Jose, CA                    -     5,184,000        9,658,072        6,700        143,451
Branchwood                    Orlando, FL                     -       324,069        2,916,617            -          3,175
Brandon Court                 Bloomington, IN         1,428,498       170,636        1,535,722            -          6,044
Brandywine E.                 Lakeland, FL              595,521        88,126          793,138            -          2,152
Breckenridge                  Lexington, KY           9,162,971     1,645,800       14,845,715        2,500        484,825
Brentwood                     Vancouver, WA                   -     1,318,200       12,202,521       39,021        849,109
Breton Mill                   Houston, TX                    (F)      212,720        8,547,263          100        742,697
Briarwood (CA)                Sunnyvale, CA          14,103,692     9,984,000       22,265,278        7,500         63,517
Bridford Lakes                Greensboro, NC                  -     2,265,314       25,823,941            -        342,755
Bridge Creek                  Wilsonville, OR                 -     1,294,600       11,690,114        5,290      1,524,030
Bridgeport                    Raleigh, NC                     -     1,296,200       11,942,278          500        297,325
Bridgewater at Wells Crossing Orange Park, FL                 -     2,160,000       13,347,474            -        (20,800)
Brierwood                     Jacksonville, FL                -       546,100        4,965,856        5,800        717,682
Brittany Square               Tulsa, OK                       -       625,000        4,236,498            -        650,495
Brixworth                     Nashville, TN                   -     1,172,100       10,564,856        1,700        356,644
Broadway                      Garland, TX             6,106,827     1,440,000        7,803,082        3,700        315,030
Brookdale Village             Naperville, IL         11,490,000     3,276,000       16,360,060            -         76,870
Brookfield                    Salt Lake City, UT              -     1,152,000        5,682,453        1,000        120,039
Brookridge                    Centreville, VA                (E)    2,520,000       16,007,356        1,500        238,305
Brookside (CO)                Boulder, CO                     -     3,600,000       10,212,594          400         36,220
Brookside (MD)                Frederick, MD           8,203,145     2,736,000        8,156,453            -         50,702



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Augustine Club                1,110,000       8,958,789      10,068,789        (419,933)          1988              30 Years
Autumn Cove                     187,220       1,686,519       1,873,739         (14,911)          1985              30 Years
Autumn Creek                  1,681,900       9,515,494      11,197,394        (803,105)          1991              30 Years
Auvers Village                3,840,000      29,639,301      33,479,301      (1,343,424)          1991              30 Years
Bainbridge                    1,076,300      10,857,944      11,934,244      (2,345,416)          1984              30 Years
Balcones Club                 2,185,500      10,570,623      12,756,123        (777,309)          1984              30 Years
Banyan Lake                   2,738,600      11,781,160      14,519,760      (1,231,543)          1986              30 Years
Barrington                      144,459       1,308,906       1,453,365         (11,919)          1984              30 Years
Bay Club                        828,200       7,817,234       8,645,434      (2,061,881)          1976              30 Years
Bay Ridge                     2,401,300       2,219,678       4,620,978        (228,161)          1987              30 Years
Bayside                          73,463         667,210         740,672          (6,597)          1982              30 Years
Bayside at the Islands        3,306,484      15,821,095      19,127,579      (1,188,034)          1989              30 Years
Beach Club                    2,080,000      15,175,007      17,255,007        (719,580)          1990              30 Years
Bear Canyon                   1,660,608      11,312,784      12,973,392        (850,529)          1996              30 Years
Beckford Place (IN)              99,046         906,558       1,005,603          (8,496)          1984              30 Years
Beckford Place (Pla)            161,161       1,464,627       1,625,788         (13,460)          1982              30 Years
Beckford Place (Wap)             76,491         690,643         767,134          (6,449)          1981              30 Years
Beckford Place I (OH)           168,426       1,518,368       1,686,794         (13,733)          1983              30 Years
Beckford Place II (OH)          172,134       1,551,655       1,723,789         (13,975)          1985              30 Years
Bel Aire I                      188,343       1,703,335       1,891,678         (15,413)          1985              30 Years
Bel Aire II                     136,416       1,234,702       1,371,118         (11,173)          1986              30 Years
Bell Road I & II              3,100,000         846,693       3,946,693               -            (R)              30 Years
Bellevue Meadows              4,507,100      12,659,552      17,166,652        (686,762)          1983              30 Years
Belmont Crossing              1,580,000      18,571,108      20,151,108        (845,370)          1988              30 Years
Belmont Landing               2,120,000      21,871,377      23,991,377      (1,001,635)          1988              30 Years
Beneva Place                  1,344,000       9,764,156      11,108,156        (449,277)          1986              30 Years
Berkshire Place                 805,550      12,633,898      13,439,448        (581,657)          1982              30 Years
Bermuda Cove                  1,503,000      19,758,202      21,261,202        (896,951)          1989              30 Years
Berry Pines                     154,086       1,398,150       1,552,236         (13,025)          1985              30 Years
Birches, The                     94,798         855,048         949,846          (8,117)          1977              30 Years
Bishop Park                   2,592,000      19,200,088      21,792,088        (865,075)          1991              30 Years
Blue Swan                     1,425,500       7,996,683       9,422,183        (708,614)        1985-1994           30 Years
Blueberry Hill I                140,370       1,267,401       1,407,771         (11,808)          1986              30 Years
Boulder Creek                 3,554,400      12,029,885      15,584,285      (1,265,906)          1991              30 Years
Bourbon Square Combined       3,985,300      41,194,058      45,179,358      (9,308,546)         1984-87            30 Years
Bradford Place                  140,356       1,272,120       1,412,477         (11,769)          1986              30 Years
Bramblewood                   5,190,700       9,801,522      14,992,222        (522,533)          1986              30 Years
Branchwood                      324,069       2,919,791       3,243,860         (26,379)          1981              30 Years
Brandon Court                   170,636       1,541,765       1,712,401         (14,224)          1984              30 Years
Brandywine E.                    88,126         795,290         883,416          (7,316)          1981              30 Years
Breckenridge                  1,648,300      15,330,540      16,978,840      (1,235,360)        1986-1987           30 Years
Brentwood                     1,357,221      13,051,631      14,408,852      (2,423,484)          1990              30 Years
Breton Mill                     212,820       9,289,960       9,502,780      (2,138,545)          1986              30 Years
Briarwood (CA)                9,991,500      22,328,795      32,320,295      (1,102,269)          1985              30 Years
Bridford Lakes                2,265,314      26,166,696      28,432,010      (1,228,501)          1999              30 Years
Bridge Creek                  1,299,890      13,214,144      14,514,034      (3,026,340)          1987              30 Years
Bridgeport                    1,296,700      12,239,604      13,536,304      (2,691,810)          1990              30 Years
Bridgewater at Wells Crossing 2,160,000      13,326,674      15,486,674         (21,021)          1986              30 Years
Brierwood                       551,900       5,683,537       6,235,437        (830,482)          1974              30 Years
Brittany Square                 625,000       4,886,993       5,511,993      (2,683,742)          1982              30 Years
Brixworth                     1,173,800      10,921,500      12,095,300      (1,401,742)          1985              30 Years
Broadway                      1,443,700       8,118,112       9,561,812        (495,896)          1983              30 Years
Brookdale Village             3,276,000      16,436,929      19,712,929        (276,898)          1986              30 Years
Brookfield                    1,153,000       5,802,492       6,955,492        (502,518)          1985              30 Years
Brookridge                    2,521,500      16,245,660      18,767,160      (1,310,622)          1989              30 Years
Brookside (CO)                3,600,400      10,248,814      13,849,214        (580,483)          1993              30 Years
Brookside (MD)                2,736,000       8,207,155      10,943,155        (211,691)          1993              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Brookside II (MD)             Frederick, MD                   -     2,448,000        6,929,404        2,800        346,930
Brunswick (IL)                Champaign, IL           1,392,689       199,520        1,795,683            -          4,831
Brunswick I (WV)              Pittsburgh, PA          1,693,948       241,739        2,175,654            -         17,670
Brunswick II (WV)             Pittsburgh, WV          1,284,805       202,928        1,826,354            -          9,842
Burwick Farms                 Howell, MI              9,176,084     1,102,200        9,932,207        2,400        250,695
Calais                        Dallas, TX                      -     1,118,900       10,070,076            -        424,486
California Gardens            Jacksonville, FL                -       105,528          949,754            -          8,619
Cambridge at Hickory Hollow   Nashville, TN                  (U)    3,240,000       17,903,507          800        211,835
Cambridge Commons I           Indianapolis, IN                -       179,139        1,612,253            -         23,097
Cambridge Commons II          Indianapolis, IN          889,905       141,845        1,276,607            -         27,778
Cambridge Commons III         Indianapolis, IN                -        98,125          883,124            -         13,875
Cambridge Village             Lewisville, TX                  -       800,000        8,762,606        1,300        410,179
Camden Way I                  Jacksonville, GA          923,892       109,240          983,156            -         11,408
Camden Way II                 Jacksonville, GA          745,698       105,552          949,969            -          1,024
Camellero                     Scottsdale, AZ         11,597,077     1,923,600       17,324,593        1,300      2,791,342
Camellia Court (KY)           Louisville, KY            593,319       115,620        1,040,578            -          1,492
Camellia Court (OH)           Columbus, OH              565,693        68,584          617,254            -          2,642
Camellia Court I (Col)        Columbus, OH            1,007,909       133,059        1,197,529            -          4,245
Camellia Court I (Day)        Dayton, OH              1,096,022       131,858        1,186,725            -          4,285
Camellia Court II (Col)       Columbus, OH              945,285       118,421        1,065,788            -          1,315
Camellia Court II (Day)       Dayton, OH                780,269       131,571        1,184,138            -          2,417
Candlelight I                 Tampa, FL                 606,065       105,000          945,002            -          5,210
Candlelight II                Tampa, FL                 600,666        95,061          855,551            -          6,404
Canterbury                    Germantown, MD         31,363,911     2,781,300       26,711,251            -      2,941,680
Canterbury Crossings          Orlando, FL                     -       273,671        2,463,037            -          4,393
Canterchase                   Nashville, TN           5,627,420       862,200        7,765,192        1,400        552,637
Canyon Creek (AZ)             Tucson, AZ                      -       834,313        6,083,047          100        381,397
Canyon Crest                  Santa Clarita, CA               -     2,370,000       10,147,286            -        180,685
Canyon Crest Views            Riverside, CA                   -     1,744,640       17,397,194            -        239,927
Canyon Ridge                  San Diego, CA                   -     4,869,448       11,955,064            -        191,180
Canyon Sands                  Phoenix, AZ                     -     1,475,900       13,436,146       16,850        510,150
Cardinal, The                 Greensboro, NC          7,324,402     1,280,000       11,850,557        1,200        194,770
Carleton Court (PA)           Erie, PA                        -       128,528        1,156,756            -          3,325
Carleton Court (WV)           Charleston, WV          1,341,720       196,222        1,766,001            -          2,820
Carmel Terrace                San Diego, CA                   -     2,288,300       20,596,281            -        504,482
Carolina Crossing             Greenville, SC                  -       547,800        4,949,619        2,400        219,279
Carriage Hill                 Macon, GA                 688,124       131,911        1,187,196            -            583
Carriage Homes at Wyndham     Glen Allen, VA                  -     1,736,000       27,448,696            -         35,987
Casa Capricorn                San Diego, CA                   -     1,260,100       11,365,093        2,600        415,546
Casa Ruiz                     San Diego, CA                   -     3,920,000        9,389,153        2,400        173,918
Cascade at Landmark           Alexandria, VA                  -     3,601,000       19,672,036        2,400        386,827
Catalina Shores               Las Vegas, NV                   -     1,222,200       11,042,867        4,800        616,049
Catalina Shores (WRP)         Las Vegas, NV                   -     1,427,200       12,844,277            -        136,297
Cedar Crest                   Overland Park, KS      14,108,784     2,159,800       19,425,812          900      1,689,519
Cedar Hill                    Knoxville, TN           1,452,748       204,792        1,843,131            -          6,112
Cedar Ridge (TX)              Arlington, TX           3,537,028       605,000        4,238,427        3,600         58,401
Cedargate (GA)                Atlanta, GA               860,724       205,043        1,845,391            -          1,873
Cedargate (MI)                Southbend, IN             798,043       120,378        1,083,403            -          2,139
Cedargate (She)               Louisville, KY          1,205,960       158,685        1,428,168            -          4,208
Cedargate I (Cla)             Dayton, OH              1,237,463       159,599        1,436,393            -          3,128
Cedargate I (IN)              Bloomington, IN         1,115,965       191,650        1,724,853            -            932
Cedargate I (KY)              Louisville, KY            847,702       165,397        1,488,569            -          9,136
Cedargate I (OH)              Columbus, OH            2,249,899       240,587        2,165,281            -          7,465
Cedargate II (IN)             Bloomington, IN         1,106,850       165,041        1,485,367            -            501
Cedargate II (KY)             Louisville, KY          1,160,000       140,895        1,268,055            -          2,459
Cedargate II (OH)             Columbus, OH              703,354        87,618          788,563            -          5,656
Cedars, The                   Charlotte, NC                  --     2,025,300       18,225,424        2,879        454,674



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Brookside II (MD)             2,450,800       7,276,335       9,727,135        (425,804)          1979              30 Years
Brunswick (IL)                  199,520       1,800,513       2,000,034         (16,411)          1986              30 Years
Brunswick I (WV)                241,739       2,193,325       2,435,064         (20,211)          1986              30 Years
Brunswick II (WV)               202,928       1,836,196       2,039,125         (16,777)          1987              30 Years
Burwick Farms                 1,104,600      10,182,902      11,287,502        (876,755)          1991              30 Years
Calais                        1,118,900      10,494,562      11,613,462      (1,052,951)          1986              30 Years
California Gardens              105,528         958,372       1,063,900          (9,393)          1987              30 Years
Cambridge at Hickory Hollow   3,240,800      18,115,343      21,356,143      (1,520,957)          1997              30 Years
Cambridge Commons I             179,139       1,635,349       1,814,488         (15,364)          1986              30 Years
Cambridge Commons II            141,845       1,304,386       1,446,231         (12,550)          1987              30 Years
Cambridge Commons III            98,125         896,999         995,124          (8,971)          1988              30 Years
Cambridge Village               801,300       9,172,786       9,974,086        (856,706)          1987              30 Years
Camden Way I                    109,240         994,564       1,103,803          (9,527)          1985              30 Years
Camden Way II                   105,552         950,993       1,056,545          (8,908)          1986              30 Years
Camellero                     1,924,900      20,115,935      22,040,835      (3,362,648)          1979              30 Years
Camellia Court (KY)             115,620       1,042,070       1,157,690          (9,638)          1982              30 Years
Camellia Court (OH)              68,584         619,896         688,480          (5,902)          1981              30 Years
Camellia Court I (Col)          133,059       1,201,774       1,334,833         (11,185)          1981              30 Years
Camellia Court I (Day)          131,858       1,191,010       1,322,868         (10,946)          1981              30 Years
Camellia Court II (Col)         118,421       1,067,103       1,185,524          (9,591)          1984              30 Years
Camellia Court II (Day)         131,571       1,186,555       1,318,125         (10,820)          1982              30 Years
Candlelight I                   105,000         950,213       1,055,213          (8,874)          1982              30 Years
Candlelight II                   95,061         861,955         957,016          (8,365)          1985              30 Years
Canterbury                    2,781,300      29,652,931      32,434,231      (5,545,041)          1986              30 Years
Canterbury Crossings            273,671       2,467,430       2,741,100         (21,854)          1983              30 Years
Canterchase                     863,600       8,317,829       9,181,429      (1,166,563)          1985              30 Years
Canyon Creek (AZ)               834,413       6,464,444       7,298,857      (1,596,443)          1986              30 Years
Canyon Crest                  2,370,000      10,327,972      12,697,972        (226,931)          1993              30 Years
Canyon Crest Views            1,744,640      17,637,121      19,381,761      (1,274,377)        1982-1983           30 Years
Canyon Ridge                  4,869,448      12,146,244      17,015,692        (892,881)          1989              30 Years
Canyon Sands                  1,492,750      13,946,296      15,439,046      (2,061,724)          1983              30 Years
Cardinal, The                 1,281,200      12,045,327      13,326,527      (1,247,214)          1994              30 Years
Carleton Court (PA)             128,528       1,160,081       1,288,609         (10,774)          1985              30 Years
Carleton Court (WV)             196,222       1,768,822       1,965,044         (16,028)          1985              30 Years
Carmel Terrace                2,288,300      21,100,763      23,389,063      (3,931,878)         1988-89            30 Years
Carolina Crossing               550,200       5,168,898       5,719,098        (460,588)         1988-89            30 Years
Carriage Hill                   131,911       1,187,779       1,319,690         (10,920)          1985              30 Years
Carriage Homes at Wyndham     1,736,000      27,484,683      29,220,683      (1,206,396)          1999              30 Years
Casa Capricorn                1,262,700      11,780,639      13,043,339      (1,417,659)          1981              30 Years
Casa Ruiz                     3,922,400       9,563,071      13,485,471        (837,630)        1976-1986           30 Years
Cascade at Landmark           3,603,400      20,058,863      23,662,263      (1,895,299)          1990              30 Years
Catalina Shores               1,227,000      11,658,916      12,885,916      (2,439,001)          1989              30 Years
Catalina Shores (WRP)         1,427,200      12,980,574      14,407,774      (1,246,328)          1989              30 Years
Cedar Crest                   2,160,700      21,115,331      23,276,031      (2,848,098)          1986              30 Years
Cedar Hill                      204,792       1,849,243       2,054,036         (16,777)          1986              30 Years
Cedar Ridge (TX)                608,600       4,296,829       4,905,429        (247,895)          1980              30 Years
Cedargate (GA)                  205,043       1,847,264       2,052,308         (16,359)          1983              30 Years
Cedargate (MI)                  120,378       1,085,542       1,205,920          (9,961)          1983              30 Years
Cedargate (She)                 158,685       1,432,376       1,591,061         (13,045)          1984              30 Years
Cedargate I (Cla)               159,599       1,439,521       1,599,120         (13,087)          1984              30 Years
Cedargate I (IN)                191,650       1,725,785       1,917,435         (15,546)          1983              30 Years
Cedargate I (KY)                165,397       1,497,705       1,663,101         (13,653)          1983              30 Years
Cedargate I (OH)                240,587       2,172,746       2,413,333         (20,157)          1982              30 Years
Cedargate II (IN)               165,041       1,485,868       1,650,909         (13,370)          1985              30 Years
Cedargate II (KY)               140,895       1,270,514       1,411,409         (11,597)          1986              30 Years
Cedargate II (OH)                87,618         794,219         881,837          (7,599)          1983              30 Years
Cedars, The                   2,028,179      18,680,098      20,708,277      (1,264,053)          1983              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Cedarwood (OH)                Parkersburg, OH           429,100        23,916          215,243            -          7,433
Cedarwood I (Bel)             Parkersburg, OH                 -        82,082          738,735            -          2,249
Cedarwood I (FL)              Ocala, FL                 742,098       119,470        1,075,226            -          5,118
Cedarwood I and II (IN)       Elkhart, IN             1,935,444       251,745        2,265,704            -          5,809
Cedarwood I (KY)              Lexington, KY             725,701       106,681          960,127            -          6,114
Cedarwood II (FL)             Ocala, FL                 565,693        98,372          885,352            -            824
Cedarwood II (KY)             Lexington, KY             996,680       106,724          960,518            -         10,626
Cedarwood III (KY)            Lexington, KY             851,423       102,491          922,420            -          8,760
Celebration Westchase         Houston, TX                     -     2,204,590        6,667,960          100        959,088
Centre Lake III               Miami, FL               4,746,131       685,601        6,170,412            -         21,744
Champion Oaks                 Houston, TX             6,594,689       931,900        8,389,394            -        698,062
Champions Club                Glen Allen, VA                  -       954,000       12,417,167            -        224,038
Champion's Park               Norcross, GA                    -     1,134,000       14,570,304            -        149,012
Chandler Court                Chandler, AZ                    -     1,352,600       12,175,173          500      1,328,359
Chandler's Bay                Kent, WA                        -     1,503,400       13,640,021        3,500      1,114,241
Chantecleer Lakes             Naperville, IL                 (E)    6,688,000       16,341,986        1,400        421,596
Chaparral                     Largo, FL                       -       303,100        6,261,338            -      3,178,219
Chardonnay Park               Redmond, WA             3,426,890     1,297,500        6,725,737            -         63,719
Charing Cross                 Toledo, OH                804,122       154,584        1,391,260            -          1,200
Charter Club                  Everett, WA                     -       998,700        9,012,305        2,400        330,203
Chartwell Court               Houston, TX                     -     1,215,000       12,827,843          700        137,139
Chatelaine Park               Duluth, GA                      -     1,818,000       24,489,671            -        126,922
Chatham Wood                  High Point, NC                  -       700,000        8,311,884            -        158,743
Chelsea Court                 Cleveland, OH             684,336       145,835        1,312,517            -          2,496
Chelsea Square                Redmond, WA                     -     3,390,000        9,289,074        7,100         75,975
Cherry Creek I,II,&III (TN)   Hermitage, TN                   -     2,942,345       45,483,592            -         38,332
Cherry Glen I & II            Indianapolis, IN        3,176,114       335,596        3,020,362            -         15,041
Cherry Hill                   Seattle, WA                     -       700,100        6,300,112            -         93,802
Cherry Tree                   Baltimore, MD           2,009,159       352,003        3,168,025            -          8,880
Chestnut Hills                Tacoma, WA                      -       756,300        6,806,635            -        166,132
Cheyenne Crest                Colorado Springs, CO            -        73,950        4,131,145          100        749,398
Chicksaw Crossing             Orlando, FL            11,707,137     2,044,000       12,366,832            -        146,530
Chimneys                      Charlotte, NC                   -       904,700        8,154,674        2,400        434,384
Cierra Crest                  Denver, CO             21,409,834     4,800,000       34,894,898        3,100        180,735
Cimarron Ridge                Denver, CO                      -     1,591,100       14,320,031            -        951,302
Cityscape                     South Louis Park, MN           (U)    1,560,000       10,794,604        3,200        184,970
Claire Point                  Jacksonville, FL                -     2,048,000       14,649,393            -        214,007
Clarion                       Decatur, GA                     -     1,501,900       13,537,919        2,400        107,696
Clarys Crossing               Columbia, MD                    -       891,000       15,489,721            -         98,932
Classic, The                  Stamford, CT                    -     2,880,000       19,918,680        3,500        313,369
Clearlake Pines II            Melbourne, FL             893,282       119,280        1,073,518            -          1,967
Clearview I                   Indianapolis, IN        1,091,745       182,206        1,639,850            -          4,333
Clearview II                  Indianapolis, IN                -       226,963        2,042,667            -          5,337
Clearwater                    Cleveland, OH           1,036,652       128,303        1,154,728            -          2,234
Cloisters on the Green        Lexington, KY                   -       187,074        1,746,721            -      2,315,324
Club at Tanasbourne           Hillsboro, OR          10,981,261     3,520,000       16,271,439        1,300        712,875
Club at the Green             Beaverton, OR                   -     2,030,150       12,622,687          800        610,142
Coach Lantern                 Scarborough, ME                 -       450,000        4,405,723        2,900        109,901
Coachman Trails               Plymouth, MN            6,491,117     1,224,000        9,532,005        3,000        163,946
Coconut Palm Club             Coconut Creek, GA               -     3,000,000       17,689,319        1,700        322,508
Colinas Pointe                Denver, CO                     (E)    1,587,400       14,285,902            -        286,023
Colony Place                  Fort Myers, FL                  -     1,500,000       20,920,274            -        194,577
Colony Woods                  Birmingham, AL         12,628,842     1,656,000       21,787,686        1,300        101,463
Concord Square                Cincinnati, OH                  -       121,509        1,093,577            -          1,138
Concord Square (IN)           Kokomo, IN                749,854       123,247        1,109,220            -          4,837
Concord Square I & II (OH)    Mansfield, OH           1,240,279       164,124        1,477,118            -          4,349
Concorde Bridge               Overland Park, KS               -     1,972,400       17,776,438        2,400        535,564



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Cedarwood (OH)                   23,916         222,676         246,592          (2,513)          1982              30 Years
Cedarwood I (Bel)                82,082         740,983         823,065          (6,987)          1980              30 Years
Cedarwood I (FL)                119,470       1,080,344       1,199,814         (10,037)          1978              30 Years
Cedarwood I and II (IN)         251,745       2,271,513       2,523,258         (20,481)         1983/84            30 Years
Cedarwood I (KY)                106,681         966,241       1,072,922          (9,053)          1984              30 Years
Cedarwood II (FL)                98,372         886,177         984,549          (8,056)          1980              30 Years
Cedarwood II (KY)               106,724         971,144       1,077,868          (9,205)          1986              30 Years
Cedarwood III (KY)              102,491         931,180       1,033,671          (8,704)          1986              30 Years
Celebration Westchase         2,204,690       7,627,048       9,831,738      (2,157,668)          1979              30 Years
Centre Lake III                 685,601       6,192,157       6,877,758         (55,787)          1986              30 Years
Champion Oaks                   931,900       9,087,455      10,019,355      (1,876,080)          1984              30 Years
Champions Club                  954,000      12,641,205      13,595,205        (574,482)          1988              30 Years
Champion's Park               1,134,000      14,719,315      15,853,315        (672,437)          1987              30 Years
Chandler Court                1,353,100      13,503,532      14,856,632      (1,968,600)          1987              30 Years
Chandler's Bay                1,506,900      14,754,262      16,261,162      (2,950,212)          1989              30 Years
Chantecleer Lakes             6,689,400      16,763,582      23,452,982      (1,399,079)          1986              30 Years
Chaparral                       303,100       9,439,557       9,742,656      (6,636,364)          1976              30 Years
Chardonnay Park               1,297,500       6,789,456       8,086,956        (597,014)        1982-1989           30 Years
Charing Cross                   154,584       1,392,460       1,547,044         (12,732)          1978              30 Years
Charter Club                  1,001,100       9,342,507      10,343,607      (2,031,374)          1991              30 Years
Chartwell Court               1,215,700      12,964,982      14,180,682        (960,130)          1995              30 Years
Chatelaine Park               1,818,000      24,616,593      26,434,593      (1,092,990)          1995              30 Years
Chatham Wood                    700,000       8,470,627       9,170,627        (408,826)          1986              30 Years
Chelsea Court                   145,835       1,315,014       1,460,849         (12,049)          1981              30 Years
Chelsea Square                3,397,100       9,365,049      12,762,149        (502,839)          1991              30 Years
Cherry Creek I,II,&III (TN)   2,942,345      45,521,924      48,464,269      (1,315,473)         1986/96            30 Years
Cherry Glen I & II              335,596       3,035,402       3,370,998         (27,894)         1986/87            30 Years
Cherry Hill                     700,100       6,393,914       7,094,014        (608,893)          1991              30 Years
Cherry Tree                     352,003       3,176,905       3,528,908         (28,275)          1986              30 Years
Chestnut Hills                  756,300       6,972,767       7,729,067        (701,302)          1991              30 Years
Cheyenne Crest                   74,050       4,880,543       4,954,593      (1,332,855)          1984              30 Years
Chicksaw Crossing             2,044,000      12,513,362      14,557,362        (587,728)          1986              30 Years
Chimneys                        907,100       8,589,058       9,496,158        (757,432)          1974              30 Years
Cierra Crest                  4,803,100      35,075,632      39,878,732      (2,574,457)          1996              30 Years
Cimarron Ridge                1,591,100      15,271,333      16,862,433      (1,569,561)          1984              30 Years
Cityscape                     1,563,200      10,979,573      12,542,773        (798,782)          1990              30 Years
Claire Point                  2,048,000      14,863,400      16,911,400        (679,020)          1986              30 Years
Clarion                       1,504,300      13,645,616      15,149,916      (1,107,543)          1990              30 Years
Clarys Crossing                 891,000      15,588,653      16,479,653        (698,024)          1984              30 Years
Classic, The                  2,883,500      20,232,050      23,115,550      (1,599,059)          1990              30 Years
Clearlake Pines II              119,280       1,075,484       1,194,764          (9,861)          1985              30 Years
Clearview I                     182,206       1,644,183       1,826,388         (14,950)          1986              30 Years
Clearview II                    226,963       2,048,005       2,274,968         (18,479)          1987              30 Years
Clearwater                      128,303       1,156,962       1,285,265         (10,381)          1986              30 Years
Cloisters on the Green          187,074       4,062,045       4,249,119      (2,989,242)          1974              30 Years
Club at Tanasbourne           3,521,300      16,984,314      20,505,614      (1,720,349)          1990              30 Years
Club at the Green             2,030,950      13,232,829      15,263,779      (1,388,047)          1991              30 Years
Coach Lantern                   452,900       4,515,624       4,968,524        (314,592)        1971/1981           30 Years
Coachman Trails               1,227,000       9,695,951      10,922,951        (520,267)          1987              30 Years
Coconut Palm Club             3,001,700      18,011,827      21,013,527      (1,038,093)          1992              30 Years
Colinas Pointe                1,587,400      14,571,925      16,159,325      (1,396,068)          1986              30 Years
Colony Place                  1,500,000      21,114,851      22,614,851        (950,675)          1991              30 Years
Colony Woods                  1,657,300      21,889,148      23,546,448      (1,164,356)        1991/1994           30 Years
Concord Square                  121,509       1,094,715       1,216,223          (9,967)          1982              30 Years
Concord Square (IN)             123,247       1,114,057       1,237,303         (10,217)          1983              30 Years
Concord Square I & II (OH)      164,124       1,481,466       1,645,590         (13,691)         1981/83            30 Years
Concorde Bridge               1,974,800      18,312,002      20,286,802      (1,507,828)          1973              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Conway Station                Orlando, FL                     -     1,936,000       10,852,858            -        119,516
Copper Canyon                 Denver, CO                      -     1,443,000       16,064,368            -         10,517
Copper Creek                  Phoenix, AZ                     -     1,017,400        9,148,068            -        304,674
Copper Hill                   Bedford, TX                     -     1,020,000        6,001,680        1,800        370,936

Copper Terrace                Orlando, FL                     -     1,200,000       17,887,868            -        387,322
Copperfield                   San Antonio, TX                 -       791,200        7,121,171            -        437,383
Country Brook                 Chandler, AZ                   (O)    1,505,219       29,542,535            -        273,686
Country Club Place (FL)       Pembroke Pines, FL              -       912,000       10,016,543            -        318,621
Country Club Village          Seattle, WA                     -     1,150,500       10,352,179            -        526,284
Country Gables                Beaverton, OR           8,204,727     1,580,500       14,248,239    1,200,000        481,350
Country Ridge                 Farmington Hills, MI           (U)    1,605,800       14,599,936       16,150        550,397
Countryside                   San Antonio, TX                 -       667,500        6,008,259          100        412,423
Countryside I                 Daytona Beach, FL               -       136,665        1,229,981            -         16,073
Countryside II                Daytona Beach, FL               -       234,633        2,111,700            -          8,391
Countryside Manor             Atlanta, GA             1,163,328       298,186        2,683,678            -         52,218
Coventry at Cityview          Fort Worth, TX                  -     2,160,000       23,072,847            -         98,094
Creekside (San Mateo)         San Mateo, CA          14,503,372     9,600,000       21,193,232        6,600        135,586
Creekside Homes at Legacy     Plano. TX                       -     4,560,000       32,275,748            -        105,379
Creekside Village             Mountlake Terrace, WA  14,826,887     2,802,900       25,270,594        4,700      1,380,117
Creekwood                     Charlotte, NC                   -     1,859,300       16,740,569        2,400        291,533
Crescent at Cherry Creek      Denver, CO                     (E)    2,592,000       15,149,470        2,000        203,737
Cross Creek                   Charlotte, NC          12,628,842     3,150,000       20,299,439        1,600        226,589
Crossing at Green Valley      Las Vegas, NV          10,214,792     2,408,500       21,673,209            -        559,613
Crosswinds                    St. Petersburg, FL              -     1,561,200        5,777,205            -        528,718
Crown Court                   Phoenix, AZ                     -     3,156,600       28,414,599            -        822,085
Crystal Creek                 Phoenix, AZ                     -       952,900        8,581,704          600        689,464
Crystal Village               Attleboro, MA                   -     1,365,000        4,992,817        4,000        222,939
Cypress                       Panama City, FL         1,421,807       171,882        1,546,941            -          5,514
Cypress Cove                  Melbourne, FL                   -     1,630,000       19,020,939            -        121,373
Cypress Point                 Las Vegas, NV                   -       953,800        8,636,551        5,890        660,432
Daniel Court                  Cincinnati, OH          2,339,616       334,101        3,006,906            -         48,439
Dartmouth Place I             Akron, OH                       -       151,771        1,365,939            -            673
Dartmouth Place II            Akron, OH                 835,726       130,102        1,170,914            -          1,258
Dartmouth Woods               Denver, CO              4,283,469     1,608,000       10,832,754        1,800        170,582
Dawntree                      Carrollton, TX                  -     1,204,600       10,851,833          900      1,957,423
Deerbrook                     Jacksonville, FL                -     1,008,000        8,845,716            -        268,237
Deerwood (Corona)             Corona, CA                      -     4,740,000       20,313,008        2,200        443,272
Deerwood (FL)                 Orlando, FL               874,672       114,948        1,034,533            -          2,643
Deerwood (SD)                 San Diego, CA                   -     2,075,700       18,740,815        6,395      3,100,942
Deerwood Meadows              Greensboro, NC                  -       986,643        7,204,362          100        673,335
Defoor Village                Atlanta, GA                     -     2,964,000       10,573,374        2,400         73,350
Del Coronado                  Mesa, AZ                       (N)    1,963,200       17,680,640        1,200        970,090
Desert Park                   Las Vegas, NV                   -     1,085,400        9,759,958            -        670,709
Desert Sands                  Phoenix, AZ                     -     1,464,200       13,331,581       16,850      1,139,193
Dogwood Glen I                Indianpolis, IN         1,750,348       240,855        2,167,693            -          8,496
Dogwood Glen II               Indianpolis, IN         1,364,537       202,397        1,821,571            -          6,718
Dos Caminos                   Phoenix, AZ                     -     1,727,900       15,567,778            -        644,151
Dover Place I                 Cleveland, OH           1,126,709       244,294        2,198,644            -          4,301
Dover Place II                Cleveland, OH           1,623,551       230,895        2,078,058            -            644
Dover Place III               Cleveland, OH             769,313       119,835        1,078,516            -             51
Dover Place IV                Cleveland, OH           1,868,332       261,912        2,357,208            -            117
Driftwood                     Jacksonville, FL          346,206       126,357        1,137,216            -          3,381
Duraleigh Woods               Raleigh, NC                     -     1,629,000       19,917,750            -        816,697
Eagle Canyon                  Chino Hills, CA                 -     1,806,800       16,279,860        2,100        374,756
Eagle Rim                     Redmond, WA                     -       976,200        8,801,849        1,600        586,880
East Pointe                   Charlotte, NC           9,324,851     1,364,100       12,295,246        1,800      1,204,794
Edgewood                      Woodinville, WA         5,765,994     1,068,200        9,632,980        1,900        482,907



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Conway Station                1,936,000      10,972,375      12,908,375        (512,582)          1987              30 Years
Copper Canyon                 1,443,000      16,074,885      17,517,885        (464,397)          1999              30 Years
Copper Creek                  1,017,400       9,452,742      10,470,142        (898,503)          1984              30 Years
Copper Hill                   1,021,800       6,372,616       7,394,416        (387,204)          1983              30 Years
Copper Terrace                1,200,000      18,275,190      19,475,190        (827,643)          1989              30 Years
Copperfield                     791,200       7,558,554       8,349,754        (843,648)          1984              30 Years
Country Brook                 1,505,219      29,816,221      31,321,440      (2,166,522)        1986-1996           30 Years
Country Club Place (FL)         912,000      10,335,164      11,247,164        (480,928)          1987              30 Years
Country Club Village          1,150,500      10,878,463      12,028,963      (1,016,737)          1991              30 Years
Country Gables                2,780,500      14,729,589      17,510,089      (1,571,653)          1991              30 Years
Country Ridge                 1,621,950      15,150,333      16,772,283      (2,092,845)          1986              30 Years
Countryside                     667,600       6,420,682       7,088,282        (698,035)          1980              30 Years
Countryside I                   136,665       1,246,054       1,382,719         (11,733)          1982              30 Years
Countryside II                  234,633       2,120,091       2,354,724         (19,424)          1982              30 Years
Countryside Manor               298,186       2,735,896       3,034,083         (24,672)          1985              30 Years
Coventry at Cityview          2,160,000      23,170,941      25,330,941      (1,032,613)          1996              30 Years
Creekside (San Mateo)         9,606,600      21,328,817      30,935,417      (1,126,487)          1985              30 Years
Creekside Homes at Legacy     4,560,000      32,381,127      36,941,127      (1,420,194)          1998              30 Years
Creekside Village             2,807,600      26,650,711      29,458,311      (5,117,588)          1987              30 Years
Creekwood                     1,861,700      17,032,101      18,893,801      (1,441,955)        1987-1990           30 Years
Crescent at Cherry Creek      2,594,000      15,353,207      17,947,207      (1,201,679)          1994              30 Years
Cross Creek                   3,151,600      20,526,028      23,677,628      (1,165,524)          1989              30 Years
Crossing at Green Valley      2,408,500      22,232,822      24,641,322      (2,105,455)          1986              30 Years
Crosswinds                    1,561,200       6,305,923       7,867,123        (637,241)          1986              30 Years
Crown Court                   3,156,600      29,236,684      32,393,284      (2,810,106)          1987              30 Years
Crystal Creek                   953,500       9,271,168      10,224,668      (1,723,802)          1985              30 Years
Crystal Village               1,369,000       5,215,756       6,584,756        (386,720)          1974              30 Years
Cypress                         171,882       1,552,455       1,724,337         (14,243)          1985              30 Years
Cypress Cove                  1,630,000      19,142,312      20,772,312        (867,992)          1990              30 Years
Cypress Point                   959,690       9,296,983      10,256,673      (1,999,455)          1989              30 Years
Daniel Court                    334,101       3,055,345       3,389,446         (28,239)          1985              30 Years
Dartmouth Place I               151,771       1,366,612       1,518,383         (12,284)          1982              30 Years
Dartmouth Place II              130,102       1,172,172       1,302,273         (10,597)          1986              30 Years
Dartmouth Woods               1,609,800      11,003,336      12,613,136      (1,104,796)          1990              30 Years
Dawntree                      1,205,500      12,809,256      14,014,756      (2,696,547)          1982              30 Years
Deerbrook                     1,008,000       9,113,953      10,121,953        (428,249)          1983              30 Years
Deerwood (Corona)             4,742,200      20,756,280      25,498,480      (1,709,155)          1992              30 Years
Deerwood (FL)                   114,948       1,037,176       1,152,124          (9,520)          1982              30 Years
Deerwood (SD)                 2,082,095      21,841,758      23,923,853      (4,942,798)          1990              30 Years
Deerwood Meadows                986,743       7,877,697       8,864,440      (2,048,569)          1986              30 Years
Defoor Village                2,966,400      10,646,725      13,613,125        (589,285)          1997              30 Years
Del Coronado                  1,964,400      18,650,730      20,615,130      (3,191,774)          1985              30 Years
Desert Park                   1,085,400      10,430,667      11,516,067      (1,742,920)          1987              30 Years
Desert Sands                  1,481,050      14,470,774      15,951,824      (2,077,285)          1982              30 Years
Dogwood Glen I                  240,855       2,176,189       2,417,043         (19,715)          1986              30 Years
Dogwood Glen II                 202,397       1,828,289       2,030,685         (16,643)          1987              30 Years
Dos Caminos                   1,727,900      16,211,929      17,939,829      (1,563,082)          1983              30 Years
Dover Place I                   244,294       2,202,945       2,447,239         (19,485)          1982              30 Years
Dover Place II                  230,895       2,078,702       2,309,597         (18,414)          1983              30 Years
Dover Place III                 119,835       1,078,567       1,198,402          (9,489)          1983              30 Years
Dover Place IV                  261,912       2,357,325       2,619,236         (20,848)          1986              30 Years
Driftwood                       126,357       1,140,597       1,266,955         (10,643)          1985              30 Years
Duraleigh Woods               1,629,000      20,734,447      22,363,447        (948,536)          1987              30 Years
Eagle Canyon                  1,808,900      16,654,615      18,463,515      (2,016,417)          1985              30 Years
Eagle Rim                       977,800       9,388,729      10,366,529      (1,880,558)         1986-88            30 Years
East Pointe                   1,365,900      13,500,040      14,865,940      (3,183,576)          1987              30 Years
Edgewood                      1,070,100      10,115,887      11,185,987      (2,038,593)          1986              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Elmtree Park I                Indianpolis, IN         1,488,803       157,687        1,419,184            -          4,451
Elmtree Park II               Indianpolis, IN           935,749       114,114        1,027,027            -          7,967
Elmwood (GA)                  Atlanta, GA               828,235       183,756        1,653,808            -          5,018
Elmwood I (FL)                W. Palm Beach, FL       1,338,661       163,389        1,470,498            -          5,064
Elmwood II (FL)               W. Palm Beach, FL       1,339,923       179,743        1,617,691            -          1,787
Emerald Bay                   Winter Park, FL                 -     2,160,000       13,549,968        1,600        766,134
Emerald Place                 Bermuda Dunes, CA               -       954,400        8,609,599        2,100        658,459
Emerson Place Combined        Boston, MA                      -    14,850,000       57,582,798        5,000        936,486
Enclave, The                  Tempe, AZ                      (P)    1,500,192       19,281,399            -        124,309
English Hills                 Charlotte, NC                   -     1,260,000       12,554,291            -        241,048
Esprit Del Sol                Solana Beach, CA                -     5,110,000       11,913,045        1,200        153,817
Essex Place                   Overland Park, KS               -     1,831,900       16,513,586        3,500      2,347,676
Essex Place (FL)              Tampa, FL                       -     1,188,000        7,106,384            -        122,091
Estate at Quarry Lake         Austin, TX             12,454,239     1,963,000       18,972,537            -        179,131
Ethans Glen III               Kansas City, MO         2,366,364       244,100        2,221,562        2,400         94,857
Ethans Ridge I                Kansas City, MO        16,232,216     1,945,900       17,563,769        2,400        706,019
Ethans Ridge II               Kansas City, MO        10,991,981     1,465,500       13,176,233        2,635        231,760
Fairfield Combined            Stamford, CT                    -     6,500,000       39,425,167       10,200        187,599
Fairland Gardens              Silver Spring, MD               -     6,000,000       19,978,402            -        370,801
Falls                         Tampa, FL                       -     1,440,000        8,445,778            -        170,773
Farmington Gates              Germantown, TN                  -       969,700        8,786,180        4,098        478,095
Farnham Park                  Houston, TX            11,356,588     1,512,000       14,234,419          600        158,866
Fernbrook Townhomes           Plymouth, MN            5,196,328       576,000        6,683,693        4,100              -
Fielder Crossing              Arlington, TX           3,373,279       714,000        3,935,453        4,100         39,730
Firdale Village               Seattle, WA                     -     2,279,400       20,496,049            -        499,849
Fireside Park                 Rockville, MD           8,749,542     4,248,000       10,099,286            -         82,030
Forest Glen                   Pensacola, FL           1,078,228       161,548        1,453,936            -         12,777
Forest Place                  Tampa, FL              10,594,977     1,708,000        8,612,029            -        235,685
Forest Ridge I & II           Arlington, TX                   -     2,339,300       21,266,573       23,400      1,254,610
Forest Valley                 San Antonio, TX                 -       590,000        5,310,328            -        197,987
Forest Village                Macon, GA               1,231,993       224,022        2,016,196            -          3,762
Forsythia Court (KY)          Louisville, KY          1,926,833       279,450        2,515,053            -          4,253
Forsythia Court (MD)          Baltimore, MD           2,085,646       251,955        2,267,597            -          2,310
Forsythia Court II (MD)       Baltimore, MD           2,320,497       239,834        2,158,502            -          4,356
Fountain Creek                Phoenix, AZ                     -       686,000        6,177,920          500        423,043
Fountain Place I              Eden Prairie, MN       24,676,652     2,399,900       21,678,609        5,168        503,200
Fountain Place II             Eden Prairie, MN       12,612,600     1,226,500       11,087,407        4,850        205,532
Fountainhead Combined         San Antonio, TX                (S)    3,617,449       14,131,386            -      1,344,210
Fountains at Flamingo         Las Vegas, NV                   -     3,180,900       28,650,076        2,200        782,801
Four Lakes                    Lisle, IL              10,344,569     2,465,000       13,091,599            -      8,785,388
Four Lakes 5                  Lisle, IL                      (S)      600,000       18,717,933            -      1,397,362
Fox Run (WA)                  Federal Way, WA                 -       638,500        5,760,413        1,200        569,763
Foxchase                      Grand Prairie, TX               -       781,500        7,621,196          200        549,368
Foxcroft                      Scarborough, ME                 -       520,000        4,527,409        3,400        180,361
Foxhaven                      Canton, OH              1,816,369       256,821        2,311,388            -          3,619
Foxton (MI)                   Detriot, MI               897,474       156,363        1,407,262            -          3,896
Foxton II (OH)                Dayton, OH              1,381,197       165,806        1,492,250            -          5,268
Garden Court                  Detriot, MI             2,123,809       351,532        3,163,785            -          4,343
Garden Lake                   Riverdale, GA                   -     1,464,500       13,186,716        2,400        319,603
Garden Terrace I              Tampa, FL                 593,409        93,144          838,295            -          4,504
Garden Terrace II             Tampa, FL                 678,182        97,120          874,077            -          9,394
Gatehouse at Pine Lake        Plantation , FL                 -     1,886,200       17,070,795       10,400        514,172
Gatehouse on the Green        Pembroke Pines, FL              -     2,216,800       20,056,270       11,400        637,607
Gates at Carlson Center       Minnetonka, MN                 (Q)    4,350,000       23,802,817        5,200        638,657
Gates of Redmond              Redmond, WA             6,222,662     2,305,600       12,122,006          500        266,081
Gateway Villas                Scottsdale, AZ                  -     1,431,048       14,926,833            -         88,014



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Elmtree Park I                   157,687      1,423,636       1,581,323          (13,162)          1986              30 Years
Elmtree Park II                  114,114      1,034,995       1,149,109           (9,742)          1987              30 Years
Elmwood (GA)                     183,756      1,658,826       1,842,583          (14,713)          1984              30 Years
Elmwood I (FL)                   163,389      1,475,562       1,638,951          (13,308)          1984              30 Years
Elmwood II (FL)                  179,743      1,619,478       1,799,221          (14,376)          1984              30 Years
Emerald Bay                    2,161,600     14,316,102      16,477,702       (1,107,336)          1972              30 Years
Emerald Place                    956,500      9,268,058      10,224,558       (2,146,222)          1988              30 Years
Emerson Place Combined        14,855,000     58,519,284      73,374,284       (3,413,919)          1962              30 Years
Enclave, The                   1,500,192     19,405,708      20,905,900       (1,389,414)          1994              30 Years
English Hills                  1,260,000     12,795,339      14,055,339         (602,187)          1984              30 Years
Esprit Del Sol                 5,111,200     12,066,862      17,178,062         (595,282)          1986              30 Years
Essex Place                    1,835,400     18,861,261      20,696,661       (4,115,387)         1970-84            30 Years
Essex Place (FL)               1,188,000      7,228,476       8,416,476         (334,076)          1989              30 Years
Estate at Quarry Lake          1,963,000     19,151,668      21,114,668         (865,054)          1995              30 Years
Ethans Glen III                  246,500      2,316,420       2,562,920         (183,034)          1990              30 Years
Ethans Ridge I                 1,948,300     18,269,788      20,218,088       (1,431,763)          1988              30 Years
Ethans Ridge II                1,468,135     13,407,993      14,876,128       (1,024,418)          1990              30 Years
Fairfield Combined             6,510,200     39,612,765      46,122,965       (2,423,749)          1996              30 Years
Fairland Gardens               6,000,000     20,349,202      26,349,202         (582,927)          1981              30 Years
Falls                          1,440,000      8,616,551      10,056,551         (414,270)          1985              30 Years
Farmington Gates                 973,798      9,264,274      10,238,072         (723,242)          1976              30 Years
Farnham Park                   1,512,600     14,393,284      15,905,884         (989,376)          1996              30 Years
Fernbrook Townhomes              580,100      6,683,693       7,263,793         (328,876)          1993              30 Years
Fielder Crossing                 718,100      3,975,183       4,693,283         (230,318)          1980              30 Years
Firdale Village                2,279,400     20,995,897      23,275,297       (2,040,106)          1986              30 Years
Fireside Park                  4,248,000     10,181,316      14,429,316         (362,944)          1961              30 Years
Forest Glen                      161,548      1,466,713       1,628,262          (13,625)          1986              30 Years
Forest Place                   1,708,000      8,847,714      10,555,714         (439,668)          1985              30 Years
Forest Ridge I & II            2,362,700     22,521,183      24,883,883       (3,355,354)         1984/85            30 Years
Forest Valley                    590,000      5,508,315       6,098,315         (581,196)          1983              30 Years
Forest Village                   224,022      2,019,958       2,243,980          (18,298)          1983              30 Years
Forsythia Court (KY)             279,450      2,519,306       2,798,756          (22,721)          1985              30 Years
Forsythia Court (MD)             251,955      2,269,907       2,521,862          (20,235)          1986              30 Years
Forsythia Court II (MD)          239,834      2,162,858       2,402,691          (19,421)          1987              30 Years
Fountain Creek                   686,500      6,600,963       7,287,463       (1,204,197)          1984              30 Years
Fountain Place I               2,405,068     22,181,809      24,586,877       (1,673,205)          1989              30 Years
Fountain Place II              1,231,350     11,292,939      12,524,289         (840,451)          1989              30 Years
Fountainhead Combined          3,617,449     15,475,596      19,093,045       (6,874,617)        1985/1987           30 Years
Fountains at Flamingo          3,183,100     29,432,877      32,615,977       (5,583,649)         1989-91            30 Years
Four Lakes                     2,465,000     21,876,987      24,341,987      (11,901,961)       1968/1988*           30 Years
Four Lakes 5                     600,000     20,115,295      20,715,295       (7,936,713)       1968/1988*           30 Years
Fox Run (WA)                     639,700      6,330,175       6,969,875       (1,374,796)          1988              30 Years
Foxchase                         781,700      8,170,564       8,952,264         (851,504)          1983              30 Years
Foxcroft                         523,400      4,707,770       5,231,170         (324,960)        1977/1979           30 Years
Foxhaven                         256,821      2,315,007       2,571,828          (21,160)          1986              30 Years
Foxton (MI)                      156,363      1,411,159       1,567,521          (12,682)          1983              30 Years
Foxton II (OH)                   165,806      1,497,518       1,663,324          (13,965)          1983              30 Years
Garden Court                     351,532      3,168,128       3,519,660          (28,179)          1988              30 Years
Garden Lake                    1,466,900     13,506,319      14,973,219       (1,136,899)          1991              30 Years
Garden Terrace I                  93,144        842,799         935,943           (8,090)          1981              30 Years
Garden Terrace II                 97,120        883,471         980,591           (8,688)          1982              30 Years
Gatehouse at Pine Lake         1,896,600     17,584,967      19,481,567       (2,031,874)          1990              30 Years
Gatehouse on the Green         2,228,200     20,693,877      22,922,077       (2,382,963)          1990              30 Years
Gates at Carlson Center        4,355,200     24,441,474      28,796,674       (1,573,137)          1989              30 Years
Gates of Redmond               2,306,100     12,388,087      14,694,187       (1,083,369)          1979              30 Years
Gateway Villas                 1,431,048     15,014,847      16,445,895       (1,081,046)          1995              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Geary Court Yard              San Francisco, CA      17,709,692     1,719,400       15,606,269        3,000        219,655
Gentian Oaks                  Columbus, GA            1,203,778       169,268        1,523,416            -          2,617
Georgian Woods Combined (REIT)Wheaton, MD            18,590,806     5,034,000       28,817,818        4,400      1,956,090
Glen Arm Manor                Albany, GA              1,167,058       166,498        1,498,486            -          5,299
Glen Eagle                    Greenville, SC                  -       833,500        7,523,244        2,400        138,654
GlenGarry Club                Bloomingdale, IL               (Q)    3,125,000       15,807,889        4,700        750,843
Glenlake                      Glendale Heights. IL   14,845,000     5,040,000       16,671,970        1,700        572,258
Glenridge                     Colorado Springs, CO           (F)      884,688        4,650,939          100        607,958
Glenview                      Huntsville, AL          1,647,376       184,451        1,660,061            -         22,546
Glenwood Village              Macon, GA               1,096,813       167,779        1,510,009            -          8,499
Governor's Pointe             Roswell, GA                    (E)    3,744,000       24,520,965        2,600        813,249
Granada Highlands             Malden, MA                      -    28,210,000       99,956,182            -       (138,357)
Grandview I & II              Las Vegas, NV                   -     2,325,600       15,527,187        7,700        233,024
Greenbriar Glen               Altlanta, GA            1,538,287       227,701        2,049,311            -          5,965
Greengate                     Marietta, GA                    -       132,979        1,526,005            -      1,349,931
Greenglen (Day)               Dayton, OH              1,141,512       204,289        1,838,604            -          5,377
Greenglen II (Lim)            Lima, OH                  891,704        87,335          786,015            -          1,024
Greenglen II (Tol)            Toledo, OH                814,863       162,264        1,460,373            -          2,255
Greenhaven                    Union City, CA         10,857,291     7,500,000       15,210,399        7,000        147,711
Greenhouse - Frey Road        Atlanta, GA                    (S)    2,464,900       22,187,443        2,300      1,629,230
Greenhouse - Holcomb Bridge   Atlanta, GA                    (S)    2,142,400       19,291,427          900      1,429,246
Greenhouse - Roswell          Atlanta, GA                    (S)    1,217,500       10,974,727        2,500      1,023,254
Greentree 1                   Glen Burnie, MD        11,761,074     3,912,968       11,799,657            -        195,706
Greentree 2                   Glen Burnie, MD                 -     2,700,000        8,261,634            -         72,591
Greentree 3                   Glen Burnie, MD         7,245,399     2,380,443        7,294,085            -         62,104
Greenwich Woods               Silver Spring, MD      18,426,770     3,095,700       29,226,035        5,300      2,496,472
Greenwood Village             Tempe, AZ                      (O)    2,118,781       17,274,216            -        468,585
Grey Eagle                    Greenville, SC                  -       725,200        6,547,650        2,400        126,075
Greystone                     Atlanta, GA                     -     2,250,000        5,207,079        2,000        345,842
Gwinnett Crossing             Duluth, GA                      -     2,632,000       32,016,496            -        331,101
Hall Place                    Quincy, MA                      -     3,150,000        5,121,950          800         30,725
Hammock's Place               Miami, FL                      (F)      319,080       12,513,467          100        684,686
Hampshire Court               Ft. Wayne, IN                   -       101,297          911,672            -          1,812
Hampshire II                  Cleveland, OH          860,000.00       126,231        1,136,082            -          2,529
Hamptons                      Tacoma, WA              5,857,832     1,119,200       10,075,844            -        250,024
Harbinwood                    Atlanta, GA             1,627,164       236,761        2,130,849            -          5,012
Harbor Pointe                 Milwaukee, WI          12,000,000     2,975,000       22,096,546        4,800        937,057
Harborview                    San Pedro, CA          12,104,725     6,400,000       12,633,175        2,500        260,840
Harrison Park                 Tucson, AZ                     (O)    1,265,094       16,342,322            -        219,481
Hartwick                      Anderson, IN              727,948       123,791        1,114,115            -          8,316
Harvest Grove                 Conyers, GA                     -       752,000       18,717,899            -        155,391
Harvest Grove I               Columbus, OH            1,637,684       170,334        1,533,007            -          2,826
Harvest Grove II              Columbus, OH            1,076,969       148,792        1,339,124            -          4,038
Hatcherway                    Jacksonville, GA          745,042        96,885          871,969            -          4,129
Hathaway                      Long Beach, CA                  -     2,512,200       22,611,912          300        747,836
Hayfield Park                 Cincinnati, KY          1,577,277       261,457        2,353,111            -          2,958
Haywood Pointe                Greenville, SC                  -       480,000        9,163,271            -         95,060
Hearthstone                   San Antonio, TX                 -     1,035,700        3,525,388          200        674,597
Heathmoore (Eva)              Evansville, IN          1,155,071       162,375        1,461,371            -          3,232
Heathmoore (KY)               Louisville, KY            927,105       156,840        1,411,559            -          3,290
Heathmoore (MI)               Detriot, MI             1,725,257       227,105        2,043,945            -          2,156
Heathmoore I (IN)             Indianapolis, IN        1,229,295       144,557        1,301,010            -          5,939
Heathmoore I (MI)             Detriot, MI             1,564,304       232,064        2,088,575            -          3,353
Heathmoore II (MI)            Detriot, MI               918,553       170,433        1,533,893            -          3,534
Heritage, The                 Phoenix, AZ                    (O)    1,211,205       13,136,903            -         91,266
Heron Cove                    Coral Springs, FL               -       823,000        8,114,762            -        578,453
Heron Landing (J)             Lauderhill, FL                  -       707,100        6,406,776        4,700        469,761
Heron Pointe                  Boynton Beach, FL               -     1,546,700        7,804,414            -        538,442



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Geary Court Yard                1,722,400    15,825,925       17,548,325     (1,148,571)          1990              30 Years
Gentian Oaks                      169,268     1,526,034        1,695,302        (13,817)          1985              30 Years
Georgian Woods Combined (REIT)  5,038,400    30,773,909       35,812,309     (4,708,939)          1967              30 Years
Glen Arm Manor                    166,498     1,503,786        1,670,284        (13,819)          1986              30 Years
Glen Eagle                        835,900     7,661,897        8,497,797       (657,971)          1990              30 Years
GlenGarry Club                  3,129,700    16,558,731       19,688,431     (1,077,078)          1989              30 Years
Glenlake                        5,041,700    17,244,228       22,285,928     (1,341,810)          1988              30 Years
Glenridge                         884,788     5,258,897        6,143,685     (1,393,882)          1985              30 Years
Glenview                          184,451     1,682,607        1,867,058        (15,893)          1986              30 Years
Glenwood Village                  167,779     1,518,508        1,686,287        (14,184)          1986              30 Years
Governor's Pointe               3,746,600    25,334,214       29,080,814     (2,071,813)        1982-1986           30 Years
Granada Highlands              28,210,000    99,817,825      128,027,825       (616,003)          1972              30 Years
Grandview I & II                2,333,300    15,760,211       18,093,511       (919,023)          1980              30 Years
Greenbriar Glen                   227,701     2,055,276        2,282,977        (18,554)          1988              30 Years
Greengate                         132,979     2,875,936        3,008,915     (1,780,427)          1971              30 Years
Greenglen (Day)                   204,289     1,843,980        2,048,270        (16,738)          1983              30 Years
Greenglen II (Lim)                 87,335       787,039          874,374         (7,469)          1981              30 Years
Greenglen II (Tol)                162,264     1,462,628        1,624,891        (13,234)          1982              30 Years
Greenhaven                      7,507,000    15,358,110       22,865,110       (791,410)          1983              30 Years
Greenhouse - Frey Road          2,467,200    23,816,673       26,283,873     (4,903,879)          1985              30 Years
Greenhouse - Holcomb Bridge     2,143,300    20,720,674       22,863,974     (4,363,006)          1985              30 Years
Greenhouse - Roswell            1,220,000    11,997,982       13,217,982     (2,525,185)          1985              30 Years
Greentree 1                     3,912,968    11,995,363       15,908,331       (240,618)          1973              30 Years
Greentree 2                     2,700,000     8,334,225       11,034,225       (136,124)          1973              30 Years
Greentree 3                     2,380,443     7,356,189        9,736,632       (143,473)          1973              30 Years
Greenwich Woods                 3,101,000    31,722,507       34,823,507     (6,410,863)          1967              30 Years
Greenwood Village               2,118,781    17,742,801       19,861,582     (1,349,731)          1984              30 Years
Grey Eagle                        727,600     6,673,725        7,401,325       (567,982)          1991              30 Years
Greystone                       2,252,000     5,552,921        7,804,921       (334,766)          1960              30 Years
Gwinnett Crossing               2,632,000    32,347,597       34,979,597     (1,483,650)         1989/90            30 Years
Hall Place                      3,150,800     5,152,674        8,303,474       (198,701)          1998              30 Years
Hammock's Place                   319,180    13,198,153       13,517,333     (3,089,391)          1986              30 Years
Hampshire Court                   101,297       913,484        1,014,780         (8,413)          1982              30 Years
Hampshire II                      126,231     1,138,612        1,264,843        (10,487)          1981              30 Years
Hamptons                        1,119,200    10,325,869       11,445,069     (1,031,315)          1991              30 Years
Harbinwood                        236,761     2,135,861        2,372,622        (19,145)          1985              30 Years
Harbor Pointe                   2,979,800    23,033,603       26,013,403     (1,608,231)        1970/1990           30 Years
Harborview                      6,402,500    12,894,015       19,296,515     (1,337,178)          1985              30 Years
Harrison Park                   1,265,094    16,561,803       17,826,897     (1,256,808)          1985              30 Years
Hartwick                          123,791     1,122,431        1,246,222        (10,246)          1982              30 Years
Harvest Grove                     752,000    18,873,290       19,625,290       (872,861)          1986              30 Years
Harvest Grove I                   170,334     1,535,832        1,706,166        (14,069)          1986              30 Years
Harvest Grove II                  148,792     1,343,162        1,491,953        (12,252)          1987              30 Years
Hatcherway                         96,885       876,098          972,984         (8,439)          1986              30 Years
Hathaway                        2,512,500    23,359,748       25,872,248     (3,763,231)          1987              30 Years
Hayfield Park                     261,457     2,356,069        2,617,526        (21,110)          1986              30 Years
Haywood Pointe                    480,000     9,258,331        9,738,331       (435,792)          1985              30 Years
Hearthstone                     1,035,900     4,199,985        5,235,885     (1,101,530)          1982              30 Years
Heathmoore (Eva)                  162,375     1,464,603        1,626,977        (13,526)          1984              30 Years
Heathmoore (KY)                   156,840     1,414,848        1,571,688        (12,914)          1983              30 Years
Heathmoore (MI)                   227,105     2,046,102        2,273,207        (18,315)          1983              30 Years
Heathmoore I (IN)                 144,557     1,306,950        1,451,506        (11,949)          1983              30 Years
Heathmoore I (MI)                 232,064     2,091,928        2,323,992        (18,517)          1986              30 Years
Heathmoore II (MI)                170,433     1,537,427        1,707,860        (13,772)          1986              30 Years
Heritage, The                   1,211,205    13,228,170       14,439,375       (968,755)          1995              30 Years
Heron Cove                        823,000     8,693,215        9,516,215     (1,838,946)          1987              30 Years
Heron Landing (J)                 711,800     6,876,537        7,588,337     (1,099,485)          1988              30 Years
Heron Pointe                    1,546,700     8,342,856        9,889,556       (849,081)          1989              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Heron Pointe (Atl)            Jacksonville, Fl        1,610,460       214,332        1,928,989            -          6,523
Heron Run                     Plantation, FL                  -       917,800        9,006,476            -        806,918
Hickory Creek                 Richmond, VA                    -     1,323,000       18,520,609            -        235,832
Hickory Mill                  Columbus, OH            1,055,961       161,714        1,455,430            -         13,342
Hickory Mill I                Charleston, WV            934,166       129,187        1,162,681            -            931
Hickory Place                 Gainesville, FL         1,338,750       192,453        1,732,080            -            439
Hickory Ridge                 Greenville, SC                  -       285,800        2,591,930        2,400        125,220
Hidden Acres                  Sarasota, FL            1,646,801       253,139        2,278,249            -         10,113
Hidden Lakes                  Haltom City, TX                 -     1,872,000       20,242,109            -         87,354
Hidden Oaks                   Cary, NC                        -     1,176,200       10,614,135        2,400        965,785
Hidden Palms                  Tampa, FL                      (E)    2,048,000        6,380,289        1,600        407,995
Hidden Pines                  Orlando, FL                19,562       176,308        1,586,772            -          2,970
Hidden Valley Club            Ann Arbor, MI                   -       915,000        7,342,020            -      1,395,871
High Points                   St. Petersburg, FL      1,056,641       222,308        2,000,769            -          6,383
Highland Creste               Seattle, WA                     -       935,200        8,415,391            -        385,329
Highland Grove                Stone Mt., GA                   -     1,665,700       15,010,714        2,400        213,174
Highland Point                Denver, CO              9,886,746     1,631,900       14,684,439            -        342,409
Highline Oaks                 Denver, CO              7,100,000     1,055,000        9,748,823        2,400        337,844
Hillcrest Villas              Ft. Walton Bch., FL       978,813       141,603        1,274,427            -         13,721
Hillside Manor                Albany, GA                611,803       102,632          923,690            -          5,484
Hillside Trace                Tampa, FL               1,058,133       138,888        1,249,992            -          8,214
Hollows                       Columbia, SC                    -       450,000        8,835,008            -         67,279
Holly Park                    Columbus, GA              790,970       138,418        1,245,760            -          9,271
Holly Ridge                   Miami, FL                       -       295,596        2,660,361            -          4,627
Holly Sands I                 Ft. Walton Bch.,FL      1,373,631       190,942        1,718,481            -         13,513
Holly Sands II                Ft. Walton Bch., FL     1,037,680       124,578        1,121,198            -          2,297
Hollyview                     Silver Springs, MD              -       189,000        1,506,539        2,400         33,512
Horizon Place                 Tampa, FL              12,475,333     2,128,000       12,086,937            -        254,270
Hunt Club                     Charlotte, NC                   -     1,090,000       17,992,887            -        196,881
Hunter Glen (IL)              Springfield, IL           956,507       158,197        1,423,776            -          2,428
Hunter's Glen                 Chesterfield, MO                -       913,500        8,230,595        1,700        545,410
Hunter's Green                Fort Worth, TX                 (F)      524,200        3,653,481          100        698,698
Hunters Ridge/South Pointe    St. Louis, MO          18,630,250     1,950,000       17,570,346        5,600      1,115,090
Huntington Hollow             Tulsa, OK                       -       668,600        6,018,259            -        186,853
Huntington Park               Everett, WA                     -     1,594,500       14,748,864        3,000        292,087
Idlewood                      Indianapolis, IN                -     2,560,000       11,473,589        1,800        528,947
Independence Village          Columbus, OH                    -       226,988        2,042,891            -          9,506
Indian Bend                   Phoenix, AZ                     -     1,072,500        9,675,133        3,200      1,397,968
Indian Lake I                 Atlanta, GA             4,207,504       839,669        7,557,017            -         25,941
Indian Tree                   Arvada, CO                      -       881,125        4,552,815          100        871,891
Indigo Plantation             Daytona Beach, FL               -     1,520,000       14,650,246            -         98,980
Indigo Springs                Kent, WA                7,740,381     1,270,000       11,446,902          500        648,933
Ingleside, The                Phoenix, AZ                     -     1,203,600       10,685,212            -         72,304
Iris Glen                     Atlanta, GA             1,785,000       270,458        2,434,122            -          6,212
Ironwood at the Ranch         Wesminster, CO          5,808,479     1,493,300       13,439,305            -        226,423
Isle at Arrowhead Ranch       Glendale, AZ                    -     1,650,237       19,533,715            -        120,568
Ivy Place (K)                 Atlanta, GA                     -       793,200        7,228,257        9,750        323,819
James Street Crossing         Kent, WA               16,395,379     2,078,600       18,738,034        2,654        324,912
Jefferson at Walnut Creek     Austin, TX                     (E)    2,736,000       14,598,337        1,600        203,494
Jefferson Way I               Jacksonville, Fl        1,028,679       147,799        1,330,189            -          4,695
Junipers at Yarmouth          Yarmouth, ME                    -     1,350,000        7,861,966        5,700        417,354
Jupiter Cove I                W. Palm Beach, FL       1,637,684       233,932        2,105,392            -         12,397
Jupiter Cove III              W. Palm Beach, FL       1,723,290       242,010        2,178,090            -          3,615
Kempton Downs                 Gresham, OR                     -     1,182,200       10,943,372       35,149      1,012,310
Ketwood                       Dayton, OH              1,605,298       266,443        2,397,989            -         11,007
Keystone                      Austin, TX              2,789,477       498,000        4,487,295          500        695,837
Kimmerly Glen                 Charlotte, NC                   -     1,040,000       12,406,969            -         93,533



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Heron Pointe (Atl)              214,332       1,935,511       2,149,844           (17,926)          1986              30 Years
Heron Run                       917,800       9,813,395      10,731,195        (2,059,502)          1987              30 Years
Hickory Creek                 1,323,000      18,756,441      20,079,441          (865,310)          1984              30 Years
Hickory Mill                    161,714       1,468,772       1,630,486           (13,515)          1980              30 Years
Hickory Mill I                  129,187       1,163,612       1,292,799           (10,517)          1983              30 Years
Hickory Place                   192,453       1,732,519       1,924,973           (15,620)          1983              30 Years
Hickory Ridge                   288,200       2,717,150       3,005,350          (244,413)          1968              30 Years
Hidden Acres                    253,139       2,288,362       2,541,501           (21,345)          1987              30 Years
Hidden Lakes                  1,872,000      20,329,463      22,201,463          (909,260)          1996              30 Years
Hidden Oaks                   1,178,600      11,579,921      12,758,521          (987,908)          1988              30 Years
Hidden Palms                  2,049,600       6,788,284       8,837,884          (621,560)          1986              30 Years
Hidden Pines                    176,308       1,589,741       1,766,049           (14,253)          1981              30 Years
Hidden Valley Club              915,000       8,737,891       9,652,891        (5,271,915)          1973              30 Years
High Points                     222,308       2,007,152       2,229,460           (18,484)          1986              30 Years
Highland Creste                 935,200       8,800,720       9,735,920          (931,911)          1989              30 Years
Highland Grove                1,668,100      15,223,889      16,891,989        (1,255,285)          1988              30 Years
Highland Point                1,631,900      15,026,848      16,658,748        (1,455,251)          1984              30 Years
Highline Oaks                 1,057,400      10,086,666      11,144,066          (952,996)          1986              30 Years
Hillcrest Villas                141,603       1,288,148       1,429,751           (12,065)          1985              30 Years
Hillside Manor                  102,632         929,173       1,031,806            (8,871)          1985              30 Years
Hillside Trace                  138,888       1,258,206       1,397,094           (11,706)          1987              30 Years
Hollows                         450,000       8,902,286       9,352,286          (419,929)          1987              30 Years
Holly Park                      138,418       1,255,031       1,393,449           (11,912)          1985              30 Years
Holly Ridge                     295,596       2,664,988       2,960,583           (23,909)          1986              30 Years
Holly Sands I                   190,942       1,731,994       1,922,936           (15,944)          1985              30 Years
Holly Sands II                  124,578       1,123,495       1,248,072           (10,289)          1986              30 Years
Hollyview                       191,400       1,540,051       1,731,451          (125,799)          1965              30 Years
Horizon Place                 2,128,000      12,341,207      14,469,207          (586,978)          1985              30 Years
Hunt Club                     1,090,000      18,189,769      19,279,769          (829,308)          1990              30 Years
Hunter Glen (IL)                158,197       1,426,204       1,584,402           (13,004)          1987              30 Years
Hunter's Glen                   915,200       8,776,005       9,691,205        (1,163,664)          1985              30 Years
Hunter's Green                  524,300       4,352,179       4,876,479        (1,229,116)          1981              30 Years
Hunters Ridge/South Pointe    1,955,600      18,685,436      20,641,036        (1,866,301)        1986-1987           30 Years
Huntington Hollow               668,600       6,205,112       6,873,712          (682,525)          1981              30 Years
Huntington Park               1,597,500      15,040,951      16,638,451        (3,240,823)          1991              30 Years
Idlewood                      2,561,800      12,002,536      14,564,336        (1,036,708)          1991              30 Years
Independence Village            226,988       2,052,397       2,279,385           (19,419)          1978              30 Years
Indian Bend                   1,075,700      11,073,101      12,148,801        (2,382,653)          1973              30 Years
Indian Lake I                   839,669       7,582,957       8,422,626           (67,778)          1987              30 Years
Indian Tree                     881,225       5,424,706       6,305,931        (1,553,220)          1983              30 Years
Indigo Plantation             1,520,000      14,749,225      16,269,225          (681,686)          1989              30 Years
Indigo Springs                1,270,500      12,095,835      13,366,335        (1,354,595)          1991              30 Years
Ingleside, The                1,203,600      10,757,516      11,961,116          (770,952)          1995              30 Years
Iris Glen                       270,458       2,440,334       2,710,792           (21,884)          1984              30 Years
Ironwood at the Ranch         1,493,300      13,665,728      15,159,028        (1,318,351)          1986              30 Years
Isle at Arrowhead Ranch       1,650,237      19,654,283      21,304,520        (1,429,829)          1996              30 Years
Ivy Place (K)                   802,950       7,552,076       8,355,026        (1,041,136)          1978              30 Years
James Street Crossing         2,081,254      19,062,945      21,144,199        (1,434,987)          1989              30 Years
Jefferson at Walnut Creek     2,737,600      14,801,831      17,539,431        (1,220,695)          1994              30 Years
Jefferson Way I                 147,799       1,334,883       1,482,682           (12,134)          1987              30 Years
Junipers at Yarmouth          1,355,700       8,279,320       9,635,020          (870,172)          1970              30 Years
Jupiter Cove I                  233,932       2,117,789       2,351,722           (18,963)          1987              30 Years
Jupiter Cove III                242,010       2,181,705       2,423,715           (19,306)          1987              30 Years
Kempton Downs                 1,217,349      11,955,682      13,173,031        (2,233,649)          1990              30 Years
Ketwood                         266,443       2,408,996       2,675,439           (21,828)          1979              30 Years
Keystone                        498,500       5,183,133       5,681,633        (1,100,519)          1981              30 Years
Kimmerly Glen                 1,040,000      12,500,502      13,540,502          (579,229)          1986              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Kings Colony                  Savannah, GA            2,084,325       230,149        2,071,343            -          8,117
Kingsport                     Alexandria, VA                  -     1,262,250       12,479,294            -        982,079
Kirby Place                   Houston, TX                    (E)    3,620,000       25,914,555        1,600        258,979
Knox Landing                  Knoxville, TN           1,551,481       158,589        1,427,298            -          6,373
La Costa Brava (ORL)          Orlando, FL                     -       206,626        4,610,502            -      2,638,716
La Mariposa                   Mesa, AZ                       (O)    2,047,539       12,466,128            -        318,757
La Mirage                     San Diego, CA                   -    34,895,200       93,909,311            -      2,665,264
La Reserve                    Oro Valley, AZ                 (O)    3,264,562        4,936,546            -        218,849
La Tour Fontaine              Houston, TX             9,610,482     2,916,000       15,917,178            -        107,312
La Valencia                   Mesa, AZ                        -     3,553,350       20,542,396            -        678,386
Ladera                        Mesa, AZ               10,906,931     2,978,879       20,640,453            -         82,888
Lake in the Woods (MI)        Ypsilanti, MI                   -     1,859,625       18,283,831            -      5,889,551
Lake Point                    Charlotte, NC                   -     1,058,975       13,587,338            -        114,443
Lakes at Vinings              Atlanta, GA            22,200,684     6,496,000       21,857,927        2,000        209,564
Lakeshore at Preston          Plano, TX              12,933,907     3,322,000       15,211,713        3,800        117,521
Lakeshore I (GA)              Chattanooga, TN         1,236,015       169,375        1,524,375            -         34,990
Lakeville Resort              Petaluma, CA           20,367,547     2,734,100       24,610,651        2,400        855,402
Lakewood Greens               Dallas, TX              8,293,081     2,016,000        9,032,159        3,600        254,494
Lakewood Oaks                 Dallas, TX                      -     1,630,200       14,686,192        1,400        870,899
Lamplight Court               Columbus, OH                    -        70,517          634,654            -         15,753
Landera                       San Antonio, TX                 -       766,300        6,896,811            -        294,058
Landings (FL), The            Winterhaven, FL           716,235       130,953        1,178,580            -         15,445
Landings (TN)                 Memphis, TN                     -     1,314,000       14,090,109            -        249,510
Larkspur I (Hil)              Columbus, OH              993,689       179,628        1,616,653            -          3,697
Larkspur I (Mor)              Dayton, OH                452,555        55,416          498,745            -          2,813
Larkspur II                   Dayton, OH                      -        29,908          269,168            -            718
Larkspur Woods                Sacramento, CA                 (E)    5,800,000       14,539,036        2,900        366,134
Laurel Bay                    Detroit, MI               859,412       186,004        1,674,035            -          2,119
Laurel Court                  Toledo, OH              1,116,603       135,736        1,221,621            -          3,331
Laurel Gardens                Coral Springs, FL               -     4,800,000       25,942,631            -        258,894
Laurel Glen                   Atlanta, GA             1,701,792       289,509        2,605,582            -          5,312
Laurel Ridge                  Chapel Hill, NC                 -       160,000        3,594,635       22,551      1,467,459
Legends                       Tucson, AZ                      -     2,729,788       17,911,434            -        205,304
Lexington Farm                Alpharetta, GA         18,455,654     3,520,000       21,063,101        1,900        146,849
Lexington Glen                Atlanta, GA                     -     5,760,000       40,190,507            -        180,007
Lexington Park                Orlando, FL                     -     2,016,000       12,346,726            -        314,673
Lincoln at Defoors            Atlanta, GA                     -     5,100,000       20,425,822            -        154,794
Lincoln Green I               San Antonio, TX                 -       947,366        5,833,661            -        255,937
Lincoln Green I & II (CA)     Sunnyvale, CA          12,727,505     9,048,000       18,483,642        9,300        106,511
Lincoln Green II              San Antonio, TX                 -     1,052,340        5,212,696            -        705,958
Lincoln Green III             San Antonio, TX                 -       536,010        1,828,661            -        273,656
Lincoln Heights               Quincy, MA             21,409,834     5,925,000       33,595,262        3,400        229,981
Lincoln Village I & II (CA)   Larkspur, CA                    -    17,100,000       31,399,237        7,300      2,054,383
Lindendale                    Columbus, OH            1,382,143       209,159        1,882,427            -          5,305
Link Terrace                  Savannah, GA              898,724       121,839        1,096,547            -          3,896
Little Cottonwoods            Tempe, AZ                      (O)    3,050,133       26,991,689            -        308,845
Lodge (OK), The               Tulsa, OK                       -       313,571        3,023,363         (200)       930,879
Lodge (TX), The               San Antonio, TX                 -     1,363,636        8,737,564            -        630,444
Lofton Place                  Tampa, FL                       -     2,240,000       16,679,214            -        609,388
Longfellow Place - Combined   Boston, MA                      -    53,164,160      184,021,737            -        424,740
Longwood                      Decatur, GA                     -     1,452,000       13,087,837        2,048        518,830
Longwood (KY)                 Lexington,KY              943,932       146,309        1,316,781            -          4,531
Madison at Cedar Springs      Dallas, TX                      -     2,470,000       33,194,620            -         69,228
Madison at Chase Oaks         Plano, TX                       -     3,055,000       28,932,885            -        140,773
Madison at River Sound        Lawrenceville, GA               -     3,666,999       47,387,106            -         68,178
Madison at Round Grove        Austin, TX                      -     2,626,000       25,682,373            -        145,729
Madison at Stone Creek        Lewisville, TX                  -     2,535,000       22,611,700            -        150,265



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Kings Colony                     230,149       2,079,460       2,309,609         (19,070)          1987              30 Years
Kingsport                      1,262,250      13,461,373      14,723,623      (2,811,542)          1986              30 Years
Kirby Place                    3,621,600      26,173,534      29,795,134      (2,033,124)          1994              30 Years
Knox Landing                     158,589       1,433,671       1,592,259         (13,477)          1986              30 Years
La Costa Brava (ORL)             206,626       7,249,218       7,455,844      (4,129,893)          1967              30 Years
La Mariposa                    2,047,539      12,784,885      14,832,424        (981,457)          1986              30 Years
La Mirage                     34,895,200      96,574,575     131,469,775      (8,319,235)        1988/1992           30 Years
La Reserve                     3,264,562       5,155,395       8,419,957        (455,305)          1988              30 Years
La Tour Fontaine               2,916,000      16,024,490      18,940,490        (696,631)          1994              30 Years
La Valencia                    3,553,350      21,220,782      24,774,132      (1,610,709)          1998              30 Years
Ladera                         2,978,879      20,723,341      23,702,220      (1,488,588)          1995              30 Years
Lake in the Woods (MI)         1,859,625      24,173,382      26,033,007     (13,445,220)          1969              30 Years
Lake Point                     1,058,975      13,701,781      14,760,756        (640,515)          1984              30 Years
Lakes at Vinings               6,498,000      22,067,492      28,565,492      (1,211,285)        1972/1975           30 Years
Lakeshore at Preston           3,325,800      15,329,235      18,655,035        (841,484)          1992              30 Years
Lakeshore I (GA)                 169,375       1,559,365       1,728,740         (14,995)          1986              30 Years
Lakeville Resort               2,736,500      25,466,053      28,202,553      (3,060,894)          1984              30 Years
Lakewood Greens                2,019,600       9,286,654      11,306,254        (531,387)          1986              30 Years
Lakewood Oaks                  1,631,600      15,557,091      17,188,691      (3,233,391)          1987              30 Years
Lamplight Court                   70,517         650,407         720,924          (6,401)          1972              30 Years
Landera                          766,300       7,190,869       7,957,169        (740,084)          1983              30 Years
Landings (FL), The               130,953       1,194,025       1,324,978         (11,203)          1984              30 Years
Landings (TN)                  1,314,000      14,339,619      15,653,619        (653,435)          1986              30 Years
Larkspur I (Hil)                 179,628       1,620,350       1,799,978         (14,581)          1983              30 Years
Larkspur I (Mor)                  55,416         501,558         556,974          (4,721)          1982              30 Years
Larkspur II                       29,908         269,886         299,794          (2,535)          1984              30 Years
Larkspur Woods                 5,802,900      14,905,170      20,708,070      (1,218,608)        1989/1993           30 Years
Laurel Bay                       186,004       1,676,154       1,862,158         (15,167)          1989              30 Years
Laurel Court                     135,736       1,224,951       1,360,687         (11,448)          1978              30 Years
Laurel Gardens                 4,800,000      26,201,525      31,001,525      (1,169,799)          1989              30 Years
Laurel Glen                      289,509       2,610,894       2,900,403         (23,262)          1986              30 Years
Laurel Ridge                     182,551       5,062,094       5,244,644      (2,749,488)          1975              30 Years
Legends                        2,729,788      18,116,738      20,846,526      (1,353,986)          1995              30 Years
Lexington Farm                 3,521,900      21,209,949      24,731,849      (1,129,048)          1995              30 Years
Lexington Glen                 5,760,000      40,370,514      46,130,514      (1,792,637)          1990              30 Years
Lexington Park                 2,016,000      12,661,398      14,677,398        (582,892)          1988              30 Years
Lincoln at Defoors             5,100,000      20,580,616      25,680,616        (459,955)          1980              30 Years
Lincoln Green I                  947,366       6,089,598       7,036,964      (3,203,644)        1984/1986           30 Years
Lincoln Green I & II (CA)      9,057,300      18,590,153      27,647,453        (980,932)          1979              30 Years
Lincoln Green II               1,052,340       5,918,654       6,970,994      (2,703,798)        1984/1986           30 Years
Lincoln Green III                536,010       2,102,317       2,638,327        (991,219)        1984/1986           30 Years
Lincoln Heights                5,928,400      33,825,243      39,753,643      (2,415,021)          1991              30 Years
Lincoln Village I & II (CA)   17,107,300      33,453,620      50,560,920      (1,816,235)          1980              30 Years
Lindendale                       209,159       1,887,732       2,096,890         (17,177)          1987              30 Years
Link Terrace                     121,839       1,100,443       1,222,282         (10,110)          1984              30 Years
Little Cottonwoods             3,050,133      27,300,534      30,350,667      (1,989,161)          1984              30 Years
Lodge (OK), The                  313,371       3,954,242       4,267,613      (2,419,623)          1979              30 Years
Lodge (TX), The                1,363,636       9,368,009      10,731,645      (3,827,792)         1979(#)            30 Years
Lofton Place                   2,240,000      17,288,602      19,528,602        (780,117)          1988              30 Years
Longfellow Place - Combined   53,164,160     184,446,477     237,610,637      (2,668,333)          1975              30 Years
Longwood                       1,454,048      13,606,667      15,060,715      (2,905,506)          1992              30 Years
Longwood (KY)                    146,309       1,321,312       1,467,621         (12,100)          1985              30 Years
Madison at Cedar Springs       2,470,000      33,263,848      35,733,848      (1,451,112)          1995              30 Years
Madison at Chase Oaks          3,055,000      29,073,658      32,128,658      (1,299,365)          1995              30 Years
Madison at River Sound         3,666,999      47,455,284      51,122,283      (2,096,164)          1996              30 Years
Madison at Round Grove         2,626,000      25,828,103      28,454,103      (1,158,009)          1995              30 Years
Madison at Stone Creek         2,535,000      22,761,964      25,296,964      (1,026,234)          1995              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Madison at the Arboretum      Austin, TX                      -     1,046,500        9,638,269            -        166,261
Madison on Melrose            Richardson, TX                  -     1,300,000       15,067,256            -         47,134
Madison on the Parkway        Dallas, TX                      -     2,444,000       22,482,051            -        105,958
Mallard Cove                  Greenville, SC                  -       803,700        7,322,311        9,650        664,534
Mallard Cove at Conway        Orlando, FL                     -       600,000        2,555,069            -      4,872,430
Mallgate                      Louisville, KY                  -             -        6,702,515            -      4,537,936
Marabou Mills I               Indianpolis, IN         1,412,119       224,178        2,017,602            -          5,162
Marabou Mills II              Indianpolis, IN           959,880       192,186        1,729,676            -         14,463
Marabou Mills III             Indianpolis, IN         1,176,908       171,557        1,544,010            -          3,234
Marbrisa                      Tampa, FL                       -       811,500        7,313,488        2,000      2,147,386
Mariner Club (FL)             Pembroke Pines, FL      9,501,055     1,824,000       20,771,566          500        188,748
Mariners Wharf                Orange Park, FL                 -     1,858,800       16,744,951        2,400        239,255
Mark Landing I                Miami, FL               1,307,433       191,986        1,727,872            -          1,963
Marks                         Englewood, CO          20,560,000     4,928,500       44,418,180            -        882,561
Marquessa                     Corona Hills, CA               (U)    6,888,500       21,604,584            -        591,208
Marsh Landing I               Brunswick, GA             776,149       133,193        1,198,735            -          5,347
Marshlanding II               Brunswick, GA             952,036       111,187        1,000,684            -          8,237
Martha Lake                   Seattle, WA                     -       823,200        7,405,070       (2,000)       130,462
Martins Landing               Roswell, GA            12,745,735     4,800,000       12,949,891        2,000        247,544
Marymont (MD)                 Laurel, MD                      -     1,901,800       17,135,393        2,000        657,214
McAlpine Ridge                Charlotte, NC                   -     1,283,400       11,557,252          600        838,514
McDowell Place                Naperville, IL         15,786,052     2,578,900       23,211,919        1,500        930,783
Meadow Creek                  Tigard, OR              8,209,235     1,298,100       11,692,425        1,000      1,198,268
Meadowland                    Athens, GA                983,511       152,395        1,371,552            -          3,056
Meadowood (Cin)               Cincinnati, OH          1,776,638       330,734        2,976,610            -          6,878
Meadowood (Cra)               Indianpolis, IN         1,098,209       132,471        1,192,235            -         17,543
Meadowood (Cuy)               Akron, OH               1,286,594       201,407        1,812,659            -          2,097
Meadowood (FL)                Huntington, KY            862,397        96,350          867,146            -         17,574
Meadowood (Fra)               Franklin, IN            1,021,963       129,252        1,163,264            -          6,951
Meadowood (Log)               Southbend, IN                   -        93,338          840,044            -          8,342
Meadowood (New)               Evansville, IN            981,203       131,546        1,183,914            -          7,844
Meadowood (Nic)               Lexington,KY            1,401,249       173,223        1,559,007            -         30,448
Meadowood (Tem)               Toledo, MI              1,340,000       173,675        1,563,071            -          2,064
Meadowood (Wel)               Youngstown, OH                  -        58,570          527,133            -            796
Meadowood Apts. (Man)         Mansfield, OH             937,100       118,504        1,066,538            -          2,403
Meadowood I (GA)              Atlanta, GA               986,986       205,468        1,849,208            -          3,322
Meadowood I (MI)              Jackson, MI               944,458       146,208        1,315,871            -          2,165
Meadowood I (OH)              Columbus, OH            1,016,762       146,912        1,322,211            -          7,343
Meadowood II (FL)             Orlando, FL               823,042       160,367        1,443,300            -          1,943
Meadowood II (GA)             Atlanta, GA               883,550       176,968        1,592,713            -          5,264
Meadowood II (IN)             Indianpolis, IN           708,179       122,626        1,103,630            -          3,501
Meadowood II (OH)             Columbus, OH              484,068        57,802          520,217            -            471
Meadows I (OH), The           Columbus, OH              785,201       150,800        1,357,203            -          8,655
Meadows II (OH), The          Columbus, OH            1,158,433       186,636        1,679,728            -          4,861
Meadows in the Park           Birmingham, AL                  -     1,000,000        8,533,099          900        525,288
Meadows on the Lake           Birmingham, AL                  -     1,000,000        8,529,726          900         24,124
Meldon Place                  Toledo, OH              2,400,695       288,434        2,595,904            -          7,891
Merrifield                    Hagerstown, MD          2,045,897       268,712        2,418,407            -          5,194
Merrill Creek                 Tacoma, WA                      -       814,200        7,330,606            -         96,201
Merrimac Woods                Costa Mesa, CA                  -       673,300        6,081,677        2,400        500,505
Merritt at Satellite Place    Duluth, GA                      -     3,400,000       29,919,407            -          3,102
Miguel Place                  St. Petersburg, FL      1,469,356       199,349        1,794,141            -          6,348
Mill Pond                     Millersville, MD        7,912,334     2,880,000        8,931,260            -        289,776
Mill Run                      Savannah, GA            1,519,728       198,212        1,783,904            -          3,278
Mill Village                  Randolph, MA                    -     6,200,000       13,221,679      (14,700)       302,028
Millburn                      Akron, OH               1,205,695       192,062        1,728,558            -          2,457
Millburn Court II             Dayton, OH                908,789       122,870        1,105,834            -          6,623



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Madison at the Arboretum      1,046,500       9,804,530      10,851,030        (445,081)          1995              30 Years
Madison on Melrose            1,300,000      15,114,390      16,414,390        (666,001)          1995              30 Years
Madison on the Parkway        2,444,000      22,588,009      25,032,009      (1,010,063)          1995              30 Years
Mallard Cove                    813,350       7,986,845       8,800,195      (1,164,556)          1983              30 Years
Mallard Cove at Conway          600,000       7,427,499       8,027,499      (4,733,928)          1974              30 Years
Mallgate                              -      11,240,451      11,240,451      (7,354,306)          1969              30 Years
Marabou Mills I                 224,178       2,022,764       2,246,942         (18,412)          1986              30 Years
Marabou Mills II                192,186       1,744,139       1,936,326         (15,857)          1987              30 Years
Marabou Mills III               171,557       1,547,244       1,718,801         (14,005)          1987              30 Years
Marbrisa                        813,500       9,460,873      10,274,373      (1,289,391)          1984              30 Years
Mariner Club (FL)             1,824,500      20,960,314      22,784,814        (938,007)          1988              30 Years
Mariners Wharf                1,861,200      16,984,206      18,845,406      (1,382,369)          1989              30 Years
Mark Landing I                  191,986       1,729,835       1,921,821         (15,636)          1987              30 Years
Marks                         4,928,500      45,300,740      50,229,240      (4,281,090)          1987              30 Years
Marquessa                     6,888,500      22,195,792      29,084,292      (1,673,748)          1992              30 Years
Marsh Landing I                 133,193       1,204,082       1,337,275         (11,068)          1984              30 Years
Marshlanding II                 111,187       1,008,920       1,120,108          (9,409)          1986              30 Years
Martha Lake                     821,200       7,535,532       8,356,732        (731,255)          1991              30 Years
Martins Landing               4,802,000      13,197,435      17,999,435        (739,426)          1972              30 Years
Marymont (MD)                 1,903,800      17,792,607      19,696,407      (3,476,900)         1987-88            30 Years
McAlpine Ridge                1,284,000      12,395,765      13,679,765      (2,492,628)         1989-90            30 Years
McDowell Place                2,580,400      24,142,702      26,723,102      (2,820,106)          1988              30 Years
Meadow Creek                  1,299,100      12,890,692      14,189,792      (2,731,776)          1985              30 Years
Meadowland                      152,395       1,374,608       1,527,003         (12,492)          1984              30 Years
Meadowood (Cin)                 330,734       2,983,488       3,314,223         (26,751)          1985              30 Years
Meadowood (Cra)                 132,471       1,209,778       1,342,248         (11,341)          1983              30 Years
Meadowood (Cuy)                 201,407       1,814,756       2,016,162         (16,221)          1985              30 Years
Meadowood (FL)                   96,350         884,720         981,069          (8,532)          1983              30 Years
Meadowood (Fra)                 129,252       1,170,215       1,299,467         (10,820)          1983              30 Years
Meadowood (Log)                  93,338         848,386         941,724          (7,854)          1984              30 Years
Meadowood (New)                 131,546       1,191,758       1,323,304         (11,187)          1984              30 Years
Meadowood (Nic)                 173,223       1,589,455       1,762,678         (14,491)          1983              30 Years
Meadowood (Tem)                 173,675       1,565,136       1,738,810         (14,019)          1984              30 Years
Meadowood (Wel)                  58,570         527,929         586,499          (5,088)          1986              30 Years
Meadowood Apts. (Man)           118,504       1,068,942       1,187,446          (9,775)          1983              30 Years
Meadowood I (GA)                205,468       1,852,530       2,057,997         (16,546)          1982              30 Years
Meadowood I (MI)                146,208       1,318,035       1,464,243         (11,846)          1983              30 Years
Meadowood I (OH)                146,912       1,329,554       1,476,467         (12,120)          1984              30 Years
Meadowood II (FL)               160,367       1,445,243       1,605,609         (13,009)          1980              30 Years
Meadowood II (GA)               176,968       1,597,977       1,774,945         (14,319)          1984              30 Years
Meadowood II (IN)               122,626       1,107,131       1,229,756         (10,529)          1986              30 Years
Meadowood II (OH)                57,802         520,688         578,490          (4,727)          1985              30 Years
Meadows I (OH), The             150,800       1,365,858       1,516,658         (12,593)          1985              30 Years
Meadows II (OH), The            186,636       1,684,589       1,871,226         (15,199)          1987              30 Years
Meadows in the Park           1,000,900       9,058,388      10,059,288        (718,147)          1986              30 Years
Meadows on the Lake           1,000,900       8,553,850       9,554,750        (652,281)          1987              30 Years
Meldon Place                    288,434       2,603,794       2,892,228         (24,002)          1978              30 Years
Merrifield                      268,712       2,423,601       2,692,313         (21,850)          1988              30 Years
Merrill Creek                   814,200       7,426,806       8,241,006        (712,427)          1994              30 Years
Merrimac Woods                  675,700       6,582,182       7,257,882        (834,633)          1970              30 Years
Merritt at Satellite Place    3,400,000      29,922,509      33,322,509        (256,094)          1999              30 Years
Miguel Place                    199,349       1,800,489       1,999,838         (16,667)          1987              30 Years
Mill Pond                     2,880,000       9,221,037      12,101,037        (335,570)          1984              30 Years
Mill Run                        198,212       1,787,182       1,985,393         (16,459)          1986              30 Years
Mill Village                  6,185,300      13,523,707      19,709,007      (1,045,059)        1971/1977           30 Years
Millburn                        192,062       1,731,015       1,923,077         (15,339)          1984              30 Years
Millburn Court II               122,870       1,112,457       1,235,327         (10,292)          1981              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Millston I                    Cincinnati, OH            443,126        73,599          662,395            -          4,213
Millston II                   Cincinnati, OH            329,988        59,830          538,472            -           (963)
Mirador                       Phoenix, AZ                     -     2,597,518       23,402,200            -        168,298
Mission Bay                   Orlando, FL                     -     2,432,000       21,623,560            -        195,874
Mission Palms                 Tucson, AZ                      -     2,023,400       18,209,315            -        422,331
Misty Woods                   Cary, NC                        -       720,790       18,063,934            -      1,111,837
Montgomery Court I (MI)       Lansing, MI             1,213,411       156,298        1,406,680            -          7,186
Montgomery Court I (OH)       Columbus, OH            1,280,843       163,755        1,473,796            -         42,777
Montgomery Court II (OH)      Columbus, OH              795,450       149,734        1,347,604            -          3,890
Montierra                     Scottsdale, AZ                  -     3,455,000       17,269,841            -         21,931
Montrose Square               Columbus, OH            1,699,852       193,266        1,739,394            -         10,725
Morgan Trace                  Atlanta, GA             1,437,958       239,102        2,151,922            -          3,035
Morningside                   Scottsdale, AZ                 (O)      670,470       12,607,976            -        155,496
Morningside (FL)              Titusville, FL                  -       197,890        1,781,006            -         18,926
Mosswood I                    Orlando, FL               785,201       163,294        1,469,644            -          9,206
Mosswood II                   Orlando, FL             1,534,000       275,330        2,477,969            -          8,596
Mountain Park Ranch           Phoenix, AZ                    (P)    1,662,332       18,260,276            -        327,404
Mountain Run                  Albuquerque, NM                 -     2,023,400       20,734,818      280,600        719,179
Mountain Terrace              Stevenson Ranch, CA             -     3,977,200       35,826,520      (10,700)       478,785
Newberry I                    Lansing, MI             1,144,691       183,509        1,651,580            -          8,340
Newberry II                   Lansing, MI             1,235,839       142,292        1,280,632            -          6,463
Newport Heights               Seattle, WA                     -       390,700        3,522,780          500        304,974
North Creek (Everett)         Evertt, WA              8,157,506     3,960,000       12,411,015        7,500        172,724
North Creek Heights           Seattle, WA                     -       753,800        6,786,778            -        129,466
North Hill                    Atlanta, GA            16,060,957     2,520,000       18,550,989        5,300      3,450,464
Northampton 1                 Largo, MD              20,380,296     1,843,200       17,397,514            -      2,356,521
Northampton 2                 Largo, MD                       -     1,494,100       14,464,432       19,400        449,175
Northgate Village             San Antonio, TX                 -       660,000        5,974,145          100        698,354
Northlake (FL)                Jacksonville, FL                -     1,166,000       10,514,526        2,400        218,250
Northridge                    Pleasant Hill, CA               -     5,525,000       14,695,328        2,800        582,926
Northridge (GA)               Atlanta, GA               968,755       238,811        2,149,295            -          4,854
Northrup Court I              Pittsburgh, PA          1,375,701       189,246        1,703,213            -            973
Northrup Court II             Pittsburgh, PA            886,769       157,190        1,414,713            -          2,427
Northwoods Village            Cary, NC                       (E)    1,368,000       11,460,337        1,700        529,690
Nova Glen I                   Daytona Beach, FL               -       142,086        1,278,771            -          7,932
Nova Glen II                  Daytona Beach, FL       1,284,043       175,168        1,576,511            -          7,642
Novawood I                    Daytona Beach, FL         310,000       122,311        1,100,803            -          4,051
Novawood II                   Daytona Beach, FL         720,993       144,401        1,299,613            -          4,217
Oak Gardens                   Miami, FL                       -       329,968        2,969,711            -          5,526
Oak Mill 2                    Germantown, MD          9,507,486       854,000        8,230,187          133      1,192,091
Oak Park North                Agoura Hills, CA               (N)    1,706,500       15,362,666          400        131,674
Oak Park South                Agoura Hills, CA               (N)    1,683,400       15,154,608          400        266,763
Oak Ridge                     Orlando, FL             1,217,944       173,617        1,562,552            -          5,442
Oak Shade                     Daytona Beach, FL       1,467,867       229,403        2,064,627            -          4,303
Oakley Woods                  Atlanta, GA             1,131,397       165,449        1,489,040            -         27,803
Oaks (NC)                     Charlotte, NC                   -     2,196,744       23,601,540            -         91,742
Oaks of Lakebridge            Ormond Beach, FL                -       413,700        3,912,636        2,100        460,951
Oakwood Manor                 Miami, FL                       -       173,247        1,559,222            -          5,410
Oakwood Village (FL)          St. Petersburg, FL        721,523       145,547        1,309,922            -          6,046
Oakwood Village (GA)          Augusta, GA             1,054,585       161,174        1,450,567            -          3,466
Ocean Walk                    Key West, FL           21,099,078     2,834,900       25,531,749        3,849        284,742
Old Archer Court              Gainesville, FL           993,263       170,323        1,532,911            -          5,323
Olde Redmond Place            Redmond, WA             9,274,306     4,800,000       14,126,038        7,100        129,092
Olentangy Commons (OH)        Columbus, OH                    -     3,032,336       22,821,061            -      7,556,896
Olivewood (MI)                Detriot, MI             3,339,425       519,167        4,672,501            -         27,383
Olivewood I                   Indianapolis, IN          932,086       184,701        1,662,312            -          7,258
Olivewood II                  Indianapolis, IN        1,292,000       186,235        1,676,111            -          7,750



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Millston I                       73,599         666,609         740,208           (6,563)          1981              30 Years
Millston II                      59,830         537,508         597,338           (5,088)          1982              30 Years
Mirador                       2,597,518      23,570,498      26,168,016       (1,709,124)          1995              30 Years
Mission Bay                   2,432,000      21,819,435      24,251,435         (972,490)          1991              30 Years
Mission Palms                 2,023,400      18,631,646      20,655,046       (1,832,997)          1980              30 Years
Misty Woods                     720,790      19,175,771      19,896,561         (890,158)          1984              30 Years
Montgomery Court I (MI)         156,298       1,413,866       1,570,164          (12,993)          1984              30 Years
Montgomery Court I (OH)         163,755       1,516,573       1,680,328          (14,001)          1985              30 Years
Montgomery Court II (OH)        149,734       1,351,494       1,501,228          (12,301)          1986              30 Years
Montierra                     3,455,000      17,291,772      20,746,772         (457,154)          1999              30 Years
Montrose Square                 193,266       1,750,119       1,943,385          (17,088)          1987              30 Years
Morgan Trace                    239,102       2,154,957       2,394,059          (19,367)          1986              30 Years
Morningside                     670,470      12,763,472      13,433,942         (933,893)          1989              30 Years
Morningside (FL)                197,890       1,799,932       1,997,821          (18,468)          1984              30 Years
Mosswood I                      163,294       1,478,849       1,642,143          (13,463)          1981              30 Years
Mosswood II                     275,330       2,486,565       2,761,895          (22,392)          1982              30 Years
Mountain Park Ranch           1,662,332      18,587,680      20,250,012       (1,382,379)          1994              30 Years
Mountain Run                  2,304,000      21,453,997      23,757,997       (2,141,282)          1985              30 Years
Mountain Terrace              3,966,500      36,305,304      40,271,804       (3,982,884)          1992              30 Years
Newberry I                      183,509       1,659,920       1,843,429          (15,010)          1985              30 Years
Newberry II                     142,292       1,287,095       1,429,387          (11,642)          1986              30 Years
Newport Heights                 391,200       3,827,754       4,218,954         (822,936)          1985              30 Years
North Creek (Everett)         3,967,500      12,583,739      16,551,239         (647,951)          1986              30 Years
North Creek Heights             753,800       6,916,244       7,670,044         (661,310)          1990              30 Years
North Hill                    2,525,300      22,001,453      24,526,753       (2,343,974)          1984              30 Years
Northampton 1                 1,843,200      19,754,035      21,597,235       (4,473,537)          1977              30 Years
Northampton 2                 1,513,500      14,913,607      16,427,107       (2,884,167)          1988              30 Years
Northgate Village               660,100       6,672,499       7,332,599       (1,794,088)          1984              30 Years
Northlake (FL)                1,168,400      10,732,777      11,901,177         (899,665)          1989              30 Years
Northridge                    5,527,800      15,278,254      20,806,054         (918,027)          1974              30 Years
Northridge (GA)                 238,811       2,154,149       2,392,960          (19,311)          1985              30 Years
Northrup Court I                189,246       1,704,186       1,893,432          (15,234)          1985              30 Years
Northrup Court II               157,190       1,417,140       1,574,330          (12,671)          1985              30 Years
Northwoods Village            1,369,700      11,990,027      13,359,727       (1,019,828)          1986              30 Years
Nova Glen I                     142,086       1,286,703       1,428,789          (11,918)          1984              30 Years
Nova Glen II                    175,168       1,584,152       1,759,320          (14,746)          1986              30 Years
Novawood I                      122,311       1,104,854       1,227,165          (10,198)          1980              30 Years
Novawood II                     144,401       1,303,830       1,448,232          (11,956)          1980              30 Years
Oak Gardens                     329,968       2,975,237       3,305,205          (26,651)          1988              30 Years
Oak Mill 2                      854,133       9,422,277      10,276,410       (1,667,080)          1985              30 Years
Oak Park North                1,706,900      15,494,340      17,201,240       (2,252,250)          1990              30 Years
Oak Park South                1,683,800      15,421,370      17,105,170       (2,424,736)          1989              30 Years
Oak Ridge                       173,617       1,567,994       1,741,611          (14,326)          1985              30 Years
Oak Shade                       229,403       2,068,930       2,298,333          (18,744)          1985              30 Years
Oakley Woods                    165,449       1,516,842       1,682,291          (13,965)          1984              30 Years
Oaks (NC)                     2,196,744      23,693,282      25,890,026       (1,056,167)          1996              30 Years
Oaks of Lakebridge              415,800       4,373,586       4,789,386       (1,117,621)          1984              30 Years
Oakwood Manor                   173,247       1,564,633       1,737,880          (14,203)          1986              30 Years
Oakwood Village (FL)            145,547       1,315,967       1,461,514          (12,299)          1986              30 Years
Oakwood Village (GA)            161,174       1,454,033       1,615,207          (13,370)          1985              30 Years
Ocean Walk                    2,838,749      25,816,491      28,655,239       (1,899,755)          1990              30 Years
Old Archer Court                170,323       1,538,234       1,708,558          (14,160)          1977              30 Years
Olde Redmond Place            4,807,100      14,255,130      19,062,230         (769,558)          1986              30 Years
Olentangy Commons (OH)        3,032,336      30,377,957      33,410,293      (19,008,907)          1972              30 Years
Olivewood (MI)                  519,167       4,699,883       5,219,050          (42,683)          1986              30 Years
Olivewood I                     184,701       1,669,571       1,854,272          (15,038)          1985              30 Years
Olivewood II                    186,235       1,683,861       1,870,096          (15,261)          1986              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
One Eton Square               Tulsa, OK                       -     1,570,100       14,130,937            -        718,912
Orange Grove Village          Tucson, AZ                     (O)    1,813,154       14,893,347            -        301,882
Orchard Ridge                 Seattle, WA                     -       482,600        4,372,033        3,000        254,386
Overlook                      San Antonio, TX                 -     1,100,000        9,901,517          200        631,826
Overlook Manor                Frederick, MD                   -     1,296,000        3,932,513        3,100        159,057
Overlook Manor II             Frederick, MD           5,860,000     2,184,000        6,284,130        2,300         49,984
Overlook Manor III            Frederick, MD                   -     1,024,000        3,029,673        2,300         32,968
Paces Station                 Atlanta, GA                     -     4,801,500       32,547,553            -      1,646,648
Palatka Oaks I                Gainesville, FL           188,564        49,535          445,818            -          6,560
Palatka Oaks II               Gainesville, FL           207,421        42,767          384,899            -          5,522
Palm Place                    Sarasota. FL            1,353,618       248,315        2,234,833            -         10,223
Palms at South Shore          League City, TX                 -     1,200,000       16,522,433            -        416,281
Palms, The                    Phoenix, AZ                    (O)    3,285,226       11,270,203            -        256,071
Panther Ridge                 Seattle, WA                     -     1,055,800        9,506,117            -        453,522
Paradise Pointe               Dania, FL                       -     1,493,800       17,344,218      419,614      1,799,747
Parc Royale                   Houston, TX             8,766,487     2,223,000       11,936,833            -         86,783
Park Knoll                    Atlanta, GA                     -     2,904,500       26,175,911        4,300      1,915,780
Park Meadow                   Gilbert, AZ                    (O)      835,217       15,120,769            -        265,939
Park Place I and II (MN)      Plymouth, MN           17,525,591     2,428,200       21,918,197        7,800      1,135,866
Park Place (TX)               Houston, TX             9,976,425     1,603,000       11,961,284            -        167,908
Park West (CA)                Los Angeles, CA                 -     3,033,300       27,302,383          200        944,675
Park West (TX)                Austin, TX                      -       648,605        4,738,542          100        486,853
Park West End (VA)            Richmond, VA            7,168,169     1,560,000       11,871,449        2,500         97,312
Parkcrest                     Southfield, MI          7,110,922     1,260,000       10,404,807        5,000        383,797
Parkridge Place               Las Colinas, TX                 -     6,430,800       17,091,674        2,100        558,596
Parkside                      Union City, CA                  -     6,240,000       11,827,453        6,700        418,035
Parkview Terrace              Redlands, CA                    -     4,969,200       35,653,777            -        331,371
Parkville (Col)               Columbus, OH            1,745,875       150,433        1,353,897            -         20,995
Parkville (IN)                Muncie, IN                745,459       103,434          930,908            -          3,407
Parkville (Par)               Dayton, OH                588,286       127,863        1,150,767            -          3,144
Parkville (WV)                Parkersburg, WV                 -       105,460          949,139            -          1,999
Parkwood East                 Fort Collins, CO                -     1,644,000       14,790,698            -        225,821
Patchen Oaks                  Lexington, KY                   -     1,344,000        8,129,210        1,300        339,237
Pelican Pointe I              Jacksonville, FL        1,297,844       213,515        1,921,634            -          5,780
Pelican Pointe II             Jacksonville, FL          989,685       184,852        1,663,670            -          4,000
Pine Barrens                  Jacksonville, FL        1,489,659       268,303        2,414,726            -         15,659
Pine Harbour                  Orlando, FL                     -     1,661,000       14,970,915        3,300      1,066,706
Pine Knoll                    Atlanta, GA             1,220,819       138,052        1,242,470            -          6,355
Pine Lake                     Tampa, FL                 655,073        79,877          718,891            -          1,697
Pine Meadow                   Greensboro, NC          4,696,390       719,300        6,487,043        1,350        815,015
Pine Meadows I (FL)           Ft. Meyers, FL          1,062,399       152,019        1,368,175            -         12,276
Pine Terrace I & II           Panama City, FL         2,166,946       288,992        2,600,927            -         76,057
Pine Tree Club                Wildwood, MO                    -     1,125,000        7,046,441            -         64,569
Pinellas Pines                St. Petersburg, FL      1,552,906       174,999        1,574,993            -         (6,430)
Pines of Cloverlane           Pittsfield Township, MI         -     1,906,600       16,880,313        1,200      3,957,201
Pines of Springdale           West Palm Beach, FL             -       471,200        4,416,174        2,667        450,125
Plantation (TX)               Houston, TX                     -     2,320,000        7,718,422        2,900        380,548
Plantation Ridge              Marietta, GA                    -     4,086,000       19,206,247        2,900      1,087,595
Plantations at Killearn       Tallahassee, FL         4,960,829       828,000        7,617,890            -        122,109
Pleasant Ridge                Arlington, TX           1,640,061       441,000        1,999,502        4,100         28,405
Plum Tree                     Corner, WI                     (Q)    1,992,000       20,246,205        4,700        436,480
Plum Tree Park                Seattle, WA                     -     1,133,400       10,201,652            -        195,938
Plumwood (Che)                Anderson, IN              448,333        84,923          764,303            -          1,854
Plumwood (For)                Ft. Wayne, IN             604,317       131,351        1,182,157            -          5,105
Plumwood I                    Columbus, OH            1,711,169       289,814        2,608,329            -         20,625
Plumwood II                   Columbus, OH              444,366       107,583          968,248            -            968
Point (NC)                    Charlotte, NC                   -     1,700,000       25,417,267            -         55,211



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
One Eton Square               1,570,100      14,849,849      16,419,949      (1,553,505)          1985              30 Years
Orange Grove Village          1,813,154      15,195,228      17,008,382      (1,181,558)        1986/1995           30 Years
Orchard Ridge                   485,600       4,626,418       5,112,018        (989,493)          1988              30 Years
Overlook                      1,100,200      10,533,342      11,633,542      (1,126,151)          1985              30 Years
Overlook Manor                1,299,100       4,091,571       5,390,671        (223,567)        1980/1985           30 Years
Overlook Manor II             2,186,300       6,334,114       8,520,414        (356,121)        1980/1985           30 Years
Overlook Manor III            1,026,300       3,062,642       4,088,942        (165,917)        1980/1985           30 Years
Paces Station                 4,801,500      34,194,201      38,995,701      (3,030,942)     1984-1988/1989         30 Years
Palatka Oaks I                   49,535         452,378         501,913          (4,530)          1977              30 Years
Palatka Oaks II                  42,767         390,421         433,187          (3,804)          1980              30 Years
Palm Place                      248,315       2,245,056       2,493,371         (20,245)          1984              30 Years
Palms at South Shore          1,200,000      16,938,714      18,138,714        (751,887)          1990              30 Years
Palms, The                    3,285,226      11,526,273      14,811,499        (856,248)          1990              30 Years
Panther Ridge                 1,055,800       9,959,639      11,015,439      (1,041,171)          1980              30 Years
Paradise Pointe               1,913,414      19,143,965      21,057,379      (3,798,899)         1987-90            30 Years
Parc Royale                   2,223,000      12,023,616      14,246,616        (531,529)          1994              30 Years
Park Knoll                    2,908,800      28,091,691      31,000,491      (6,365,689)          1983              30 Years
Park Meadow                     835,217      15,386,708      16,221,925      (1,127,461)          1986              30 Years
Park Place I and II (MN)      2,436,000      23,054,063      25,490,063      (3,094,798)          1986              30 Years
Park Place (TX)               1,603,000      12,129,192      13,732,192        (874,889)          1996              30 Years
Park West (CA)                3,033,500      28,247,058      31,280,558      (4,573,054)         1987/90            30 Years
Park West (TX)                  648,705       5,225,394       5,874,099      (1,300,192)          1985              30 Years
Park West End (VA)            1,562,500      11,968,761      13,531,261        (894,429)          1985              30 Years
Parkcrest                     1,265,000      10,788,604      12,053,604        (595,297)          1987              30 Years
Parkridge Place               6,432,900      17,650,270      24,083,170      (1,480,035)          1985              30 Years
Parkside                      6,246,700      12,245,488      18,492,188        (713,305)          1979              30 Years
Parkview Terrace              4,969,200      35,985,148      40,954,348      (2,637,623)          1986              30 Years
Parkville (Col)                 150,433       1,374,892       1,525,325         (13,505)          1978              30 Years
Parkville (IN)                  103,434         934,316       1,037,750          (8,682)          1982              30 Years
Parkville (Par)                 127,863       1,153,911       1,281,774         (10,468)          1982              30 Years
Parkville (WV)                  105,460         951,138       1,056,598          (8,796)          1982              30 Years
Parkwood East                 1,644,000      15,016,519      16,660,519      (1,435,827)          1986              30 Years
Patchen Oaks                  1,345,300       8,468,447       9,813,747        (485,193)          1990              30 Years
Pelican Pointe I                213,515       1,927,414       2,140,929         (17,639)          1987              30 Years
Pelican Pointe II               184,852       1,667,670       1,852,522         (15,161)          1987              30 Years
Pine Barrens                    268,303       2,430,385       2,698,688         (22,241)          1986              30 Years
Pine Harbour                  1,664,300      16,037,621      17,701,921      (3,633,109)          1991              30 Years
Pine Knoll                      138,052       1,248,825       1,386,877         (11,312)          1985              30 Years
Pine Lake                        79,877         720,588         800,464          (6,710)          1982              30 Years
Pine Meadow                     720,650       7,302,059       8,022,709      (1,098,597)          1974              30 Years
Pine Meadows I (FL)             152,019       1,380,450       1,532,470         (12,688)          1985              30 Years
Pine Terrace I & II             288,992       2,676,983       2,965,975         (25,306)          1983              30 Years
Pine Tree Club                1,125,000       7,111,010       8,236,010        (178,421)          1986              30 Years
Pinellas Pines                  174,999       1,568,563       1,743,562         (14,057)          1983              30 Years
Pines of Cloverlane           1,907,800      20,837,514      22,745,314      (3,781,260)         1975-79            30 Years
Pines of Springdale             473,867       4,866,299       5,340,166      (1,092,682)       1985/87(x)           30 Years
Plantation (TX)               2,322,900       8,098,970      10,421,870        (625,820)          1969              30 Years
Plantation Ridge              4,088,900      20,293,842      24,382,742      (1,232,194)          1975              30 Years
Plantations at Killearn         828,000       7,739,999       8,567,999        (364,497)          1990              30 Years
Pleasant Ridge                  445,100       2,027,907       2,473,007        (117,006)          1982              30 Years
Plum Tree                     1,996,700      20,682,685      22,679,385      (1,349,403)          1989              30 Years
Plum Tree Park                1,133,400      10,397,590      11,530,990        (999,214)          1991              30 Years
Plumwood (Che)                   84,923         766,158         851,080          (7,080)          1980              30 Years
Plumwood (For)                  131,351       1,187,262       1,318,613         (10,918)          1981              30 Years
Plumwood I                      289,814       2,628,954       2,918,768         (23,897)          1978              30 Years
Plumwood II                     107,583         969,216       1,076,799          (8,669)          1983              30 Years
Point (NC)                    1,700,000      25,472,478      27,172,478      (1,134,122)          1996              30 Years


                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Pointe at South Mountain      Phoenix, AZ            11,600,069     2,228,800       20,059,311            -        621,583
Pointe East                   Redmond, WA                     -       601,800        5,425,763          800        235,997
Polos                         Fort Myers, FL                  -     1,640,000       18,444,966            -        301,494
Polos East                    Orlando, FL                     -     1,386,000       19,058,620            -        138,739
Combined Ft. Lauderdale ProperFt. Lauderdale, FL     10,000,000    10,222,700       39,715,328        8,600      2,069,004
Portland Center Combined      Portland, OR           21,929,538     6,028,000       43,554,399        4,900        722,041
Portofino                     Chino Hills, CA                 -     3,572,400       14,660,994            -        171,655
Portside Towers Combined      Jersey City, NJ        57,560,162    22,440,000       96,842,913       15,700        313,184
Prairie Creek I & II          Richardson, TX                  -     4,067,292       39,494,373            -         56,494
Preakness                     Antioch, TN                    (E)    1,560,000        7,671,710        1,900      1,138,963
Preserve at Squaw Peak        Phoenix, AZ                    (O)      517,788        8,533,992            -        152,605
Preston at Willowbend         Plano, TX                       -       872,500        8,107,915            -      1,678,188
Preston Bend                  Dallas, TX              8,719,000     1,083,000       10,024,505        2,200        189,245
Preston Lake                  Atlanta, GA                     -     1,430,900       12,918,697       34,993      1,281,902
Princeton Court               Evansville, IN            906,106       116,696        1,050,264            -         12,807
Princeton Square              Jacksonville, FL                -       864,000       11,910,478            -        113,638
Promenade (FL)                St. Petersburg, FL              -     2,124,193       25,804,037            -        140,252
Promenade Terrace             Corona Hills, CA       15,661,286     2,281,000       20,546,289        1,800        458,387
Promontory Pointe I & II      Phoenix, AZ                    (O)    2,355,509       30,421,840            -        330,742
Prospect Towers               Hackensack, NJ         14,624,305     8,425,000       27,989,853        1,600        883,784
Pueblo Villas                 Albuquerque, NM                 -       854,300        7,694,320        1,300        977,991
Quail Call                    Albany, GA                716,387       104,723          942,511            -          3,483
Quail Cove                    Salt Lake City, UT              -     2,271,800       20,444,381            -        551,603
Ramblewood I (Val)            Valdosta, GA              975,751       132,084        1,188,753            -          4,187
Ramblewood II (Aug)           Augusta, GA                     -       169,269        1,523,424            -         19,542
Ramblewood II (Val)           Valdosta, GA              483,139        61,672          555,049            -          1,789
Rancho Murietta               Tempe, AZ                       -     1,766,282       17,585,449            -        308,644
Ranchside                     St. Petersburg, FL        686,474       144,692        1,302,232            -          5,878
Ranchstone                    Houston, TX                     -       770,000       15,371,431            -         81,134
Ravens Crest                  Plainsboro, NJ                 (N)    4,673,000       42,080,642        2,850      2,252,693
Ravenwood                     Greenville, SC          1,565,791       197,284        1,775,552            -          3,227
Ravinia                       Greenfield, WI                 (Q)    1,236,000       12,055,713        4,100        264,043
Red Deer I                    Dayton, OH              1,281,868       204,317        1,838,851            -          2,347
Red Deer II                   Dayton, OH              1,174,345       193,852        1,744,665            -          3,194
Redan Village I               Atlanta, GA             1,204,316       274,294        2,468,650            -          7,780
Redan Village II              Atlanta, GA             1,080,708       240,605        2,165,449            -          1,919
Redlands Lawn and Tennis      Redlands, CA                    -     4,822,320       26,359,328            -        506,607
Reflections at the Lakes      Las Vegas, NV                   -     1,896,000       17,058,626            -        384,427
Regatta                       San Antonio, TX                 -       818,500        7,366,677            -        255,057
Regency                       Charlotte, NC                   -       890,000       11,783,920            -         78,512
Regency Palms                 Huntington Beach, CA            -     1,856,500       16,718,292          900        823,622
Regency Woods                 Des Moines, IA          6,351,345       745,100        7,027,086        8,380        219,695
Registry                      Denver, CO                      -     1,303,100       11,726,478            -        219,650
Reserve at Ashley Lake        Boynton Beach, FL      24,150,000     3,519,900       23,345,118          500        452,827
Reserve Square Combined       Cleveland, OH                   -     2,618,352       23,582,869          500     12,070,829
Retreat, The                  Phoenix, AZ                     -     3,475,114       27,268,765            -         38,552
Richmond Townhomes            Houston, TX             9,191,494       940,000       13,906,905            -         94,029
Ridgegate                     Seattle, WA                     -       805,800        7,323,524            -        151,483
Ridgetop                      Tacoma, WA                      -       811,500        7,299,490            -        128,373
Ridgetree                     Dallas, TX                      -     2,094,600       19,037,864       20,600      1,426,528
Ridgeway Commons              Memphis, TN                     -       568,400        5,396,306       14,840        200,136
Ridgewood (Lou)               Louisville, KY            864,095       163,686        1,473,173            -            430
Ridgewood (MI)                Detriot, MI             1,200,000       176,969        1,592,721            -          4,776
Ridgewood (Rus)               Nashville, KY             763,342        69,156          622,405            -         12,074
Ridgewood I (Bed)             Bedford, IN               850,377       107,120          964,079            -          6,672
Ridgewood I (Elk)             Elkhart, IN             1,171,440       159,371        1,434,341            -         14,808
Ridgewood I (GA)              Atlanta, GA             1,413,648       230,574        2,075,168            -          5,968



                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Pointe at South Mountain       2,228,800     20,680,894       22,909,694     (2,018,761)          1988              30 Years
Pointe East                      602,600      5,661,760        6,264,360     (1,079,919)          1988              30 Years
Polos                          1,640,000     18,746,460       20,386,460       (867,299)          1991              30 Years
Polos East                     1,386,000     19,197,359       20,583,359       (865,308)          1991              30 Years
Combined Ft. Lauderdale Proper10,231,300     41,784,332       52,015,632     (6,224,657)          1988              30 Years
Portland Center Combined       6,032,900     44,276,439       50,309,339     (1,717,412)          1965              30 Years
Portofino                      3,572,400     14,832,649       18,405,049     (1,075,995)          1989              30 Years
Portside Towers Combined      22,455,700     97,156,097      119,611,797     (5,181,331)        1992/1997           30 Years
Prairie Creek I & II           4,067,292     39,550,867       43,618,158     (1,128,902)         1998/99            30 Years
Preakness                      1,561,900      8,810,673       10,372,573       (803,978)          1986              30 Years
Preserve at Squaw Peak           517,788      8,686,597        9,204,385       (649,077)          1990              30 Years
Preston at Willowbend            872,500      9,786,103       10,658,603     (2,263,021)          1985              30 Years
Preston Bend                   1,085,200     10,213,750       11,298,950       (980,172)          1986              30 Years
Preston Lake                   1,465,893     14,200,599       15,666,492     (3,335,031)         1984-86            30 Years
Princeton Court                  116,696      1,063,071        1,179,767         (9,916)          1985              30 Years
Princeton Square                 864,000     12,024,115       12,888,115       (563,868)          1984              30 Years
Promenade (FL)                 2,124,193     25,944,289       28,068,482     (1,145,473)          1994              30 Years
Promenade Terrace              2,282,800     21,004,676       23,287,476     (2,677,571)          1990              30 Years
Promontory Pointe I & II       2,355,509     30,752,581       33,108,090     (2,246,711)        1984/1996           30 Years
Prospect Towers                8,426,600     28,873,636       37,300,236     (1,907,947)          1995              30 Years
Pueblo Villas                    855,600      8,672,311        9,527,911     (1,210,863)          1975              30 Years
Quail Call                       104,723        945,994        1,050,717         (8,893)          1984              30 Years
Quail Cove                     2,271,800     20,995,984       23,267,784     (2,069,366)          1987              30 Years
Ramblewood I (Val)               132,084      1,192,940        1,325,024        (10,896)          1983              30 Years
Ramblewood II (Aug)              169,269      1,542,967        1,712,236        (14,924)          1986              30 Years
Ramblewood II (Val)               61,672        556,839          618,511         (5,149)          1983              30 Years
Rancho Murietta                1,766,282     17,894,093       19,660,375     (1,329,081)          1983              30 Years
Ranchside                        144,692      1,308,110        1,452,802        (12,306)          1985              30 Years
Ranchstone                       770,000     15,452,565       16,222,565       (684,806)          1996              30 Years
Ravens Crest                   4,675,850     44,333,335       49,009,185     (9,058,639)          1984              30 Years
Ravenwood                        197,284      1,778,779        1,976,062        (16,278)          1987              30 Years
Ravinia                        1,240,100     12,319,756       13,559,856       (805,342)          1991              30 Years
Red Deer I                       204,317      1,841,198        2,045,515        (16,553)          1986              30 Years
Red Deer II                      193,852      1,747,859        1,941,711        (15,699)          1987              30 Years
Redan Village I                  274,294      2,476,430        2,750,724        (22,143)          1984              30 Years
Redan Village II                 240,605      2,167,368        2,407,974        (19,377)          1986              30 Years
Redlands Lawn and Tennis       4,822,320     26,865,935       31,688,255     (2,012,103)          1986              30 Years
Reflections at the Lakes       1,896,000     17,443,054       19,339,054     (1,673,007)          1989              30 Years
Regatta                          818,500      7,621,734        8,440,234       (776,707)          1983              30 Years
Regency                          890,000     11,862,432       12,752,432       (537,602)          1986              30 Years
Regency Palms                  1,857,400     17,541,914       19,399,314     (2,550,877)          1969              30 Years
Regency Woods                    753,480      7,246,781        8,000,261       (569,679)          1986              30 Years
Registry                       1,303,100     11,946,129       13,249,229     (1,150,094)          1987              30 Years
Reserve at Ashley Lake         3,520,400     23,797,945       27,318,345     (1,814,527)          1990              30 Years
Reserve Square Combined        2,618,852     35,653,698       38,272,550     (8,338,981)          1973              30 Years
Retreat, The                   3,475,114     27,307,317       30,782,431       (489,190)          1999              30 Years
Richmond Townhomes               940,000     14,000,934       14,940,934       (622,577)          1995              30 Years
Ridgegate                        805,800      7,475,008        8,280,808       (730,185)          1990              30 Years
Ridgetop                         811,500      7,427,863        8,239,363       (747,671)          1988              30 Years
Ridgetree                      2,115,200     20,464,391       22,579,591     (3,018,446)          1983              30 Years
Ridgeway Commons                 583,240      5,596,442        6,179,682       (435,462)          1970              30 Years
Ridgewood (Lou)                  163,686      1,473,603        1,637,289        (13,306)          1984              30 Years
Ridgewood (MI)                   176,969      1,597,496        1,774,465        (14,383)          1983              30 Years
Ridgewood (Rus)                   69,156        634,478          703,635         (6,392)          1984              30 Years
Ridgewood I (Bed)                107,120        970,751        1,077,871         (9,041)          1984              30 Years
Ridgewood I (Elk)                159,371      1,449,149        1,608,520        (13,455)          1984              30 Years
Ridgewood I (GA)                 230,574      2,081,136        2,311,710        (18,548)          1984              30 Years



                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Ridgewood I (Lex)             Lexington, KY           1,040,373       203,720        1,833,477            -          1,814
Ridgewood I (OH)              Columbus, OH            1,191,565       174,066        1,566,593            -          6,169
Ridgewood II (Bed)            Bedford, IN               883,318        99,559          896,029            -          8,806
Ridgewood II (Elk)            Elkhart, IN             1,297,758       215,335        1,938,012            -         19,093
Ridgewood II (GA)             Atlanta, GA             1,008,359       164,999        1,484,991            -            794
Ridgewood II (OH)             Columbus, OH            1,151,846       162,914        1,466,226            -          3,176
Ridgewood Village             San Diego, CA                  (U)    5,760,000       14,032,511        1,500         17,709
Rincon                        Houston, TX                     -     4,400,000       16,734,746        1,900        122,065
River Bend                    Tampa, FL                       -       602,945        2,916,839            -      1,765,660
River Glen I                  Columbus, OH              985,686       171,272        1,541,447            -          2,855
River Glen II                 Columbus, OH            1,156,468       158,684        1,428,152            -          1,186
River Hill                    Grand Prairie, TX               -     2,004,000       19,272,944            -        220,879
River Oak                     Louisville, KY                  -     1,253,900       11,300,386        2,700        492,123
River Park                    Fort Worth, TX          7,632,622     2,240,000        8,818,888        5,400      1,089,629
Rivers Edge                   Waterbury, CT                   -       780,000        6,561,802        1,900         44,071
Rivers End I                  Jacksonville, FL        1,406,919       171,745        1,545,703            -          3,361
Rivers End II                 Jacksonville, FL        1,127,324       190,688        1,716,189            -          3,186
Riverside Park                Tulsa, OK                      (E)    1,440,000       12,389,121        1,400        342,244
Riverview Estates             Toledo, OH              1,057,319       141,210        1,270,890            -          3,158
Roanoke                       Detriot, MI                40,500       369,911        3,329,200            -          6,827
Rock Creek                    Corrboro, NC                    -       895,100        8,062,948          600        343,612
Rolido Parque                 Houston, TX             7,111,022     2,950,000        7,935,130        5,900        750,516
Rosecliff                     Quincy, MA                      -     5,460,000       12,989,873            -          2,717
Rosehill Pointe               Lenexa, KS             12,924,830     2,073,400       18,864,909       22,600      1,690,797
Rosewood (KY)                 Louisville, KY          1,608,243       253,453        2,281,076            -         16,594
Rosewood (OH)                 Columbus, OH            1,279,827       212,378        1,911,405            -          8,425
Rosewood Commons I            Indianapolis, IN        1,864,582       228,644        2,057,800            -         11,881
Rosewood Commons II           Indianapolis, IN        1,194,320       220,463        1,984,167            -         16,118
Royal Oak                     Eagan, MN              13,148,135     1,598,200       14,415,400        4,704        337,982
Royal Oaks (FL)               Jacksonville, FL                -     1,988,000       13,645,117            -        138,372
Sabal Palm                    Pompano Beach, FL               -     3,536,000       20,190,650        2,600        737,738
Sabal Palm at Boot Ranch      Palm Harbor, FL        16,631,058     3,888,000       28,923,692            -        168,353
Sabal Palm at Carrollwood
Place                         Tampa, FL                       -     3,888,000       26,911,542            -        169,009
Sabal Palm at Lake Buena
Vista                         Orlando, Fl            21,170,000     2,800,000       23,687,893            -        201,215
Sabal Palm at Metrowest       Orlando, Fl                     -     4,560,000       38,394,865     (450,000)       205,634
Sabal Palm at Metrowest II    Orlando, Fl                     -     4,110,000       33,907,283      450,000         78,683
Sabal Pointe (L)              Coral Springs, FL               -     1,941,900       17,570,508        9,700        344,893
Saddle Creek                  Carrollton, TX                  -       703,300        6,375,449        4,800      3,237,209
Saddle Ridge                  Loudoun County, VA              -     1,351,800       12,283,616       13,000        451,702
Sailboat Bay                  Raleigh, NC                     -       960,000        8,797,580            -        183,887
San Tropez                    Phoenix, AZ                     -     2,738,000       24,650,003            -        310,770
Sandalwood                    Toledo, OH              1,103,983       151,926        1,367,336            -          1,490
Sandpiper II                  Fort Pierce, FL         1,033,653       155,496        1,399,461            -          9,964
Sanford Court                 Orlando, Fl             1,760,829       238,814        2,149,327            -          8,519
Sawgrass Cove                 Bradenton, FL                   -     1,671,200       15,060,378        2,950      1,420,386
Scarborough Square            Rockville, MD           5,119,928     1,815,000        7,540,062            -         99,143
Scottsdale Courtyards         Scottsdale, AZ                 (O)    2,979,269       25,073,538            -        293,614
Scottsdale Meadows            Scottsdale, AZ                  -     1,512,000       11,407,699            -        197,072
Sedona Ridge                  Ahwatukee, AZ                   -     5,508,000        9,703,496            -        311,028
Sedona Springs                Austin, TX                      -     2,574,000       23,477,043            -        130,113
Seeley Lake                   Tacoma, WA                      -     2,760,400       24,845,286            -        380,827
Settler's Point               Salt Lake City, UT              -     1,715,100       15,437,046            -        613,357
Seventh & James               Seattle, WA                     -       663,800        5,974,803            -        133,631
Shadow Bay I                  Jacksonville, FL                -       123,319        1,109,867            -          4,003
Shadow Bay II                 Jacksonville, FL          990,062       139,709        1,257,379            -          4,570
Shadow Brook                  Phoenix, AZ                    (O)    3,065,496       18,367,686            -        292,506
Shadow Lake                   Doraville, GA                   -     1,140,000       13,117,277            -         81,614


                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Ridgewood I (Lex)               203,720      1,835,291      2,039,010            (16,373)          1984              30 Years
Ridgewood I (OH)                174,066      1,572,762      1,746,828            (14,247)          1984              30 Years
Ridgewood II (Bed)               99,559        904,834      1,004,393             (8,571)          1986              30 Years
Ridgewood II (Elk)              215,335      1,957,105      2,172,440            (18,206)          1986              30 Years
Ridgewood II (GA)               164,999      1,485,785      1,650,784            (13,269)          1986              30 Years
Ridgewood II (OH)               162,914      1,469,402      1,632,316            (13,274)          1985              30 Years
Ridgewood Village             5,761,500     14,050,220     19,811,720         (1,021,636)          1997              30 Years
Rincon                        4,401,900     16,856,811     21,258,711         (1,660,510)          1996              30 Years
River Bend                      602,945      4,682,499      5,285,444         (3,638,171)          1971              30 Years
River Glen I                    171,272      1,544,302      1,715,574            (13,938)          1987              30 Years
River Glen II                   158,684      1,429,338      1,588,022            (12,809)          1987              30 Years
River Hill                    2,004,000     19,493,823     21,497,823           (878,180)          1996              30 Years
River Oak                     1,256,600     11,792,509     13,049,109           (945,076)          1989              30 Years
River Park                    2,245,400      9,908,517     12,153,917           (564,762)          1984              30 Years
Rivers Edge                     781,900      6,605,874      7,387,774           (374,911)          1974              30 Years
Rivers End I                    171,745      1,549,064      1,720,809            (14,079)          1986              30 Years
Rivers End II                   190,688      1,719,375      1,910,062            (15,542)          1986              30 Years
Riverside Park                1,441,400     12,731,365     14,172,765         (1,052,333)          1994              30 Years
Riverview Estates               141,210      1,274,048      1,415,258            (12,199)          1987              30 Years
Roanoke                         369,911      3,336,028      3,705,939            (29,499)          1985              30 Years
Rock Creek                      895,700      8,406,560      9,302,260           (990,522)          1986              30 Years
Rolido Parque                 2,955,900      8,685,646     11,641,546           (663,254)          1978              30 Years
Rosecliff                     5,460,000     12,992,590     18,452,590           (276,066)          1990              30 Years
Rosehill Pointe               2,096,000     20,555,705     22,651,705         (3,200,631)          1984              30 Years
Rosewood (KY)                   253,453      2,297,670      2,551,123            (20,784)          1984              30 Years
Rosewood (OH)                   212,378      1,919,830      2,132,209            (17,670)          1985              30 Years
Rosewood Commons I              228,644      2,069,680      2,298,325            (19,123)          1986              30 Years
Rosewood Commons II             220,463      2,000,285      2,220,749            (18,268)          1987              30 Years
Royal Oak                     1,602,904     14,753,382     16,356,285         (1,116,654)          1989              30 Years
Royal Oaks (FL)               1,988,000     13,783,489     15,771,489           (636,826)          1991              30 Years
Sabal Palm                    3,538,600     20,928,388     24,466,988         (2,123,534)          1989              30 Years
Sabal Palm at Boot Ranch      3,888,000     29,092,045     32,980,045         (1,299,988)          1996              30 Years
Sabal Palm at Carrollwood
Place                         3,888,000     27,080,552     30,968,552         (1,214,963)          1995              30 Years
Sabal Palm at Lake Buena
Vista                         2,800,000     23,889,108     26,689,108         (1,087,252)          1988              30 Years
Sabal Palm at Metrowest       4,110,000     38,600,499     42,710,499         (1,685,822)          1998              30 Years
Sabal Palm at Metrowest II    4,560,000     33,985,966     38,545,966         (1,513,049)          1997              30 Years
Sabal Pointe (L)              1,951,600     17,915,401     19,867,001         (2,540,052)          1995              30 Years
Saddle Creek                    708,100      9,612,658     10,320,758         (3,488,055)          1980              30 Years
Saddle Ridge                  1,364,800     12,735,318     14,100,118         (1,949,000)          1989              30 Years
Sailboat Bay                    960,000      8,981,467      9,941,467           (419,027)          1986              30 Years
San Tropez                    2,738,000     24,960,773     27,698,773         (2,325,211)          1989              30 Years
Sandalwood                      151,926      1,368,826      1,520,752            (12,278)          1984              30 Years
Sandpiper II                    155,496      1,409,425      1,564,920            (13,069)          1982              30 Years
Sanford Court                   238,814      2,157,846      2,396,660            (19,922)          1976              30 Years
Sawgrass Cove                 1,674,150     16,480,765     18,154,915         (3,610,334)          1991              30 Years
Scarborough Square            1,815,000      7,639,205      9,454,205           (286,105)          1967              30 Years
Scottsdale Courtyards         2,979,269     25,367,152     28,346,421         (1,842,672)          1993              30 Years
Scottsdale Meadows            1,512,000     11,604,771     13,116,771           (854,318)          1984              30 Years
Sedona Ridge                  5,508,000     10,014,524     15,522,524         (1,016,060)          1988              30 Years
Sedona Springs                2,574,000     23,607,156     26,181,156         (1,060,492)          1995              30 Years
Seeley Lake                   2,760,400     25,226,114     27,986,514         (2,429,867)          1990              30 Years
Settler's Point               1,715,100     16,050,403     17,765,503         (1,555,999)          1986              30 Years
Seventh & James                 663,800      6,108,434      6,772,234           (577,713)          1992              30 Years
Shadow Bay I                    123,319      1,113,869      1,237,188            (10,279)          1984              30 Years
Shadow Bay II                   139,709      1,261,948      1,401,657            (11,561)          1985              30 Years
Shadow Brook                  3,065,496     18,660,192     21,725,688         (1,366,383)          1984              30 Years
Shadow Lake                   1,140,000     13,198,891     14,338,891           (599,606)          1989              30 Years

                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Shadow Ridge                  Tallahassee, FL         1,018,858       150,327        1,352,939            -          4,518
Shadow Trace                  Atlanta, GA                     -       244,320        2,198,884            -         21,522
Shadowood I                   Sarasota, FL            1,420,269       157,661        1,418,945            -         13,534
Shadowood II                  Sarasota, FL            1,920,328       152,031        1,368,278            -          6,871
Sheffield Court               Arlington, VA                   -     3,349,350       31,960,800            -        622,255
Sherbrook (IN)                Indianapolis, IN        1,673,663       171,920        1,547,284            -          9,547
Sherbrook (OH)                Columbus, OH            1,092,268       163,493        1,471,440            -          3,084
Sherbrook (PA)                Pittsburgh, WV          1,278,955       279,665        2,516,985            -          2,476
Shoal Run                     Birmingham, AL                  -     1,380,000       12,218,577            -         49,790
Shores at Andersen Springs    Chandler, AZ                   (O)    2,743,816       22,774,646            -        288,461
Siena Terrace                 Lake Forest, CA                 -     8,900,000       24,123,024            -        308,655
Sierra Canyon                 Canyon Cnty, CA                 -     3,480,000       12,546,066        4,200        678,896
Silver Creek                  Phoenix, AZ                    (O)      712,102        6,707,496            -        102,761
Silver Forest                 Ocala, FL                 859,440       126,536        1,138,821            -          2,222
Silver Shadow                 Las Vegas, NV                   -       952,100        8,799,511        1,340        216,655
Silver Springs (FL)           Jacksonville, FL                -     1,828,700       16,474,735        2,400        589,385
Silver Springs (OK)           Tulsa, OK                       -       672,500        6,052,669            -        116,197
Silverwood                    Mission, KS                    (S)    1,230,000       11,070,904            -        979,523
Sky Pines I & II              Orlando, Fl             2,307,645       349,029        3,141,259            -         19,577
Sky Ridge                     Atlanta, GA             1,879,443       437,373        3,936,361            -         10,391
Skylark                       Union City, CA                  -     1,775,000       16,713,916        6,600        250,652
Skyline Gateway               Tucson, AZ                      -     1,128,400       10,155,747            -        287,983
Skyview                       Rancho Santa Margarita,         -     3,380,000       21,708,875            -         21,933
Slate Run (Bt)                Louisville, KY            766,280        96,556          869,006            -          5,434
Slate Run (Hop)               Hopkinsville, KY          908,184        91,304          821,734            -         19,319
Slate Run (Ind)               Indianapolis, IN        2,028,467       295,593        2,660,337            -          9,937
Slate Run (Leb)               Indianapolis, IN        1,232,500       154,061        1,386,549            -         17,957
Slate Run (Mia)               Dayton, OH                862,241       136,065        1,224,583            -          3,260
Slate Run I (Lou)             Louisville, KY            870,163       179,766        1,617,890            -          1,832
Slate Run II (Lou)            Louisville, KY          1,168,080       167,723        1,509,506            -          3,212
Smoketree Polo Club           Indio, CA               9,050,000       864,000        6,950,033        3,200        232,119
Sommerset Place               Raleigh, NC                     -       360,000        7,800,206            -         71,740
Songbird                      San Antonio, TX         6,554,066     1,080,500        9,734,435        2,000        930,874
Sonoran                       Phoenix, AZ                    (O)    2,361,922       31,841,724            -        370,955
Sonterra at Foothill Ranch    Orange Cnty, CA        16,378,029     7,500,000       24,048,507        3,400         38,798
South Creek                   Mesa, AZ               15,600,333     2,669,300       24,042,042        2,000      1,002,105
Southwood                     Palo Alto, CA                   -     6,930,000       14,324,069        6,600        624,987
Spicewood                     Indianapolis, IN        1,012,173       128,355        1,155,191            -             37
Spicewood Springs             Jacksonville, FL                -     1,536,000       21,138,009            -        979,925
Spinnaker Cove                Hermitage, TN          14,205,000     1,420,500       12,770,421       41,231        501,696
Spring Gate                   Panama City, FL           971,750       132,951        1,196,563            -          8,708
Spring Oak                    Richmond, VA                    -     3,803,700        7,854,648            -              -
Springbrook                   Anderson, SC            1,702,253       168,959        1,520,630            -         18,100
Springs Colony                Orlando, FL                    (S)      631,900        5,860,157        8,500        914,970
Springs of Country Woods      Salt Lake City, UT              -     3,547,400       31,906,637            -      1,112,515
Springwood (Col)              Columbus, OH            1,082,979       189,948        1,709,529            -          7,351
Springwood (IN)               Ft. Wayne, IN             773,114       119,199        1,072,791            -          2,848
Springwood (KY)               Cincinnati, KY            801,399       117,442        1,056,980            -          2,215
Springwood II (Aus)           Youngstown, OH                473        78,057          702,513            -            731
Steeplechase                  Charlotte, NC                   -     1,111,500       10,180,750            -         97,056
Sterling Point                Denver, CO                      -       935,500        8,419,200            -        168,200
Stewart Way I & II            Savannah, GA            2,198,566       290,773        2,616,953            -         11,104
Stillwater                    Savannah, GA              941,996       151,198        1,360,780            -          4,254
Stonehenge (Day)              Dayton, OH              1,180,692       202,294        1,820,645            -          1,857
Stonehenge (Ind)              Indianapolis, IN        1,198,930       146,810        1,321,293            -         18,388
Stonehenge (Jas)              Jasper, IN                438,289        78,335          705,013            -          2,403
Stonehenge (KY)               Nashville, KY             790,000       111,632        1,004,684            -          4,406


                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Shadow Ridge                    150,327      1,357,457      1,507,783            (12,473)          1983              30 Years
Shadow Trace                    244,320      2,220,406      2,464,726            (20,114)          1984              30 Years
Shadowood I                     157,661      1,432,479      1,590,139            (13,296)          1982              30 Years
Shadowood II                    152,031      1,375,149      1,527,180            (12,753)          1983              30 Years
Sheffield Court               3,349,350     32,583,055     35,932,405         (5,878,396)          1986              30 Years
Sherbrook (IN)                  171,920      1,556,832      1,728,752            (14,579)          1986              30 Years
Sherbrook (OH)                  163,493      1,474,524      1,638,018            (13,348)          1985              30 Years
Sherbrook (PA)                  279,665      2,519,462      2,799,127            (22,240)          1986              30 Years
Shoal Run                     1,380,000     12,268,367     13,648,367           (575,058)          1986              30 Years
Shores at Andersen Springs    2,743,816     23,063,106     25,806,922         (1,695,090)          1989              30 Years
Siena Terrace                 8,900,000     24,431,678     33,331,678           (731,866)          1988              30 Years
Sierra Canyon                 3,484,200     13,224,962     16,709,162           (854,087)          1987              30 Years
Silver Creek                    712,102      6,810,256      7,522,358           (529,648)          1986              30 Years
Silver Forest                   126,536      1,141,043      1,267,579            (10,405)          1985              30 Years
Silver Shadow                   953,440      9,016,166      9,969,606         (1,936,532)          1992              30 Years
Silver Springs (FL)           1,831,100     17,064,120     18,895,220         (1,484,647)          1985              30 Years
Silver Springs (OK)             672,500      6,168,867      6,841,367           (637,471)          1984              30 Years
Silverwood                    1,230,000     12,050,427     13,280,427         (2,512,138)          1986              30 Years
Sky Pines I & II                349,029      3,160,836      3,509,864            (29,036)          1986              30 Years
Sky Ridge                       437,373      3,946,753      4,384,126            (35,177)          1987              30 Years
Skylark                       1,781,600     16,964,567     18,746,167           (821,077)          1986              30 Years
Skyline Gateway               1,128,400     10,443,730     11,572,130         (1,041,992)          1985              30 Years
Skyview                       3,380,000     21,730,807     25,110,807           (469,341)          1999              30 Years
Slate Run (Bt)                   96,556        874,441        970,997             (8,247)          1984              30 Years
Slate Run (Hop)                  91,304        841,053        932,357             (8,305)          1984              30 Years
Slate Run (Ind)                 295,593      2,670,274      2,965,867            (23,947)          1984              30 Years
Slate Run (Leb)                 154,061      1,404,505      1,558,566            (13,015)          1984              30 Years
Slate Run (Mia)                 136,065      1,227,844      1,363,908            (11,097)          1985              30 Years
Slate Run I (Lou)               179,766      1,619,723      1,799,488            (14,642)          1984              30 Years
Slate Run II (Lou)              167,723      1,512,718      1,680,441            (13,772)          1985              30 Years
Smoketree Polo Club             867,200      7,182,152      8,049,352           (380,571)         1987-89            30 Years
Sommerset Place                 360,000      7,871,945      8,231,945           (361,991)          1983              30 Years
Songbird                      1,082,500     10,665,309     11,747,809         (1,393,324)          1981              30 Years
Sonoran                       2,361,922     32,212,679     34,574,601         (2,360,245)          1995              30 Years
Sonterra at Foothill Ranch    7,503,400     24,087,305     31,590,705         (1,495,623)          1997              30 Years
South Creek                   2,671,300     25,044,147     27,715,447         (3,328,589)         1986-89            30 Years
Southwood                     6,936,600     14,949,056     21,885,656           (808,666)          1985              30 Years
Spicewood                       128,355      1,155,228      1,283,583            (10,462)          1986              30 Years
Spicewood Springs             1,536,000     22,117,934     23,653,934         (1,035,439)          1986              30 Years
Spinnaker Cove                1,461,731     13,272,117     14,733,849         (1,371,884)          1986              30 Years
Spring Gate                     132,951      1,205,271      1,338,222            (11,289)          1983              30 Years
Spring Oak                    3,803,700      7,854,648     11,658,348                  -            (R)              30 Years
Springbrook                     168,959      1,538,730      1,707,689            (14,782)          1986              30 Years
Springs Colony                  640,400      6,775,127      7,415,527         (1,573,779)          1986              30 Years
Springs of Country Woods      3,547,400     33,019,153     36,566,553         (3,167,620)          1982              30 Years
Springwood (Col)                189,948      1,716,880      1,906,828            (15,468)          1983              30 Years
Springwood (IN)                 119,199      1,075,639      1,194,838             (9,845)          1981              30 Years
Springwood (KY)                 117,442      1,059,195      1,176,637             (9,746)          1986              30 Years
Springwood II (Aus)              78,057        703,244        781,301             (6,588)          1982              30 Years
Steeplechase                  1,111,500     10,277,806     11,389,306           (487,273)          1986              30 Years
Sterling Point                  935,500      8,587,400      9,522,900           (823,591)          1979              30 Years
Stewart Way I & II              290,773      2,628,057      2,918,829            (24,309)          1986              30 Years
Stillwater                      151,198      1,365,034      1,516,232            (12,351)          1983              30 Years
Stonehenge (Day)                202,294      1,822,502      2,024,796            (16,375)          1985              30 Years
Stonehenge (Ind)                146,810      1,339,681      1,486,491            (12,647)          1984              30 Years
Stonehenge (Jas)                 78,335        707,416        785,751             (6,651)          1985              30 Years
Stonehenge (KY)                 111,632      1,009,090      1,120,722             (9,416)          1983              30 Years

                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Stonehenge (Mas)              Canton, OH                624,377       145,386        1,308,477            -          7,424
Stonehenge (MI)               Jackson, MI             1,068,963       146,554        1,318,985            -            330
Stonehenge (Ott)              Lima, OH                  558,155        97,654          878,884            -          4,432
Stonehenge I (Ric)            Dayton, OH              1,122,698       156,343        1,407,087            -         10,760
Stoney Creek                  Tacoma, WA                      -     1,215,200       10,938,134            -        182,572
Stratford Lane I              Columbus, OH              893,247       206,637        1,867,258            -          1,983
Strawberry Place              Tampa, FL                 770,474        78,445          706,003            -         14,281
Suffolk Grove I               Columbus, OH                    -       214,107        1,926,961            -          3,288
Suffolk Grove II              Columbus, OH            1,050,088       167,683        1,509,147            -          2,222
Sugartree I                   Daytona Beach, FL         983,117       164,985        1,484,863            -         10,917
Summer Chase                  Denver, CO             11,830,115     1,708,000       15,382,234        1,200      1,179,229
Summer Creek                  Plymouth, MN            2,303,767       576,000        3,815,800        3,600        242,638
Summer Ridge                  Riverside, CA                   -       600,500        5,422,807        1,900        223,894
Summerset Village             Chatsworth, CA                  -     2,628,500       23,675,871      262,846        376,991
Summerwood                    Hayward, CA                     -     4,860,000        6,942,421        6,600        224,843
Summit at Lake Union          Seattle, WA                     -     1,424,600       12,852,461          100        759,034
Summit Chase                  Coral Springs, FL               -     1,120,000        4,433,084        2,100        348,037
Sun Creek                     Glendale, AZ                   (O)      896,929        7,066,940            -        130,685
Sunny Oak Village             Overland Park, KS      14,898,087     2,222,600       20,230,536       25,150      2,151,058
Sunnyside                     Albany, GA              1,332,479       166,887        1,501,984            -            603
Sunrise Springs               Las Vegas, NV                   -       972,600        8,775,662        2,700        379,434
Sunset Way I                  Miami, FL               1,619,086       258,568        2,327,111            -         11,739
Sunset Way II                 Miami, FL               2,636,031       274,903        2,474,128            -          4,764
Suntree Village               Oro Valley, AZ                 (O)    1,571,745       13,095,941            -        374,645
Surprise Lake Village         Tacoma, WA                      -     1,830,200       16,470,508            -        455,216
Surrey Downs                  Bellevue, WA                    -     3,050,000        7,848,618        7,100         76,023
Sutton Place                  Dallas, TX                      -     1,316,500       12,227,725       41,900      2,827,457
Sutton Place (FL)             Lakeland, FL              855,842       120,887        1,087,987            -          7,479
Sweetwater Glen               Lawrenceville, GA               -       500,000       10,469,749            -         76,429
Sycamore Creek                Scottsdale, AZ                 (E)    3,150,000       19,087,302        2,000        429,964
Tabor Ridge                   Cleveland, OH           1,687,748       235,940        2,123,463            -            560
Tamarind at Stoneridge        Columbia, SC                    -     1,053,800        9,489,319        2,400        172,709
Tamarlane                     Portland, ME                    -       690,000        5,153,633          900        147,937
Tanasbourne Terrace           Hillsboro, OR          11,982,492     1,873,000       16,891,205        3,700      1,264,592
Tanglewood (OR)               Portland, OR                    -       760,000        6,863,649        3,000      1,615,686
Tanglewood (VA)               Manassas, VA           24,855,587     2,103,400       19,674,833        4,895      2,251,142
Terrace Trace                 Tampa, FL               1,637,684       193,916        1,745,248            -          3,812
Thymewood II                  Miami, FL                    (552)      219,661        1,976,949            -          3,459
Timber Hollow                 Chapel Hill, NC                 -       800,000       11,219,537            -        130,316
Timbercreek                   Toledo, OH              1,542,455       203,420        1,830,778            -          1,371
Timberwalk                    Jacksonville, FL                -     1,988,000       13,204,219            -        142,033
Timberwood                    Aurora, CO                      -     1,512,000       14,587,786        6,600        388,286
Timberwood (OH)               Macon, GA                 555,480       144,299        1,298,695            -          6,087
Town Center (TX)              Kingwood, TX                    -     1,290,000       11,530,216        1,300        193,375
Town Center II (TX)           Kingwood, TX                    -     1,375,000       13,837,474            -          1,590
Town Centre III & IV          Laurel, MD             15,238,742     2,546,500       24,230,152        4,700      2,034,631
Towne Square                  Chandler, AZ                    -     1,924,710       36,211,417            -        319,701
Townhomes of Meadowbrook      Auburn Hills, MI       10,071,742     1,380,000       12,367,314        2,600        469,826
Trails (CO), The              Aurora, CO             10,074,269     1,217,800        8,877,205          100      1,710,373
Trails (NV), The              Las Vegas, NV                   -     3,076,200       27,712,940        3,000      1,146,722
Trails (TX), The              Arlington, TX                   -       616,700        5,745,125       21,300        579,446
Trails at Briar Forest        Houston, TX            14,160,486     2,380,000       24,911,561            -        243,736
Trails at Dominion Park       Houston, TX            25,013,613     2,529,000       35,699,589        2,800      1,092,971
Trails of Valley Ranch        Irving, TX                      -     2,808,000        7,923,064        1,400        205,855
Trailway Pond I               Burnsville, MN          4,913,909       476,800        4,309,055        2,484        232,699
Trailway Pond II              Burnsville, MN         11,365,354     1,104,700        9,954,266        2,588        249,320
Trinity Lakes                 Cordova, TN                    (E)    1,980,000       14,955,732        2,000        469,324


                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Stonehenge (Mas)                145,386       1,315,901     1,461,287            (12,102)          1984              30 Years
Stonehenge (MI)                 146,554       1,319,315     1,465,869            (11,807)          1984              30 Years
Stonehenge (Ott)                 97,654         883,316       980,970             (7,992)          1983              30 Years
Stonehenge I (Ric)              156,343       1,417,847     1,574,190            (12,848)          1984              30 Years
Stoney Creek                  1,215,200      11,120,706    12,335,906         (1,071,035)          1990              30 Years
Stratford Lane I                206,637       1,869,241     2,075,878            (16,695)          1984              30 Years
Strawberry Place                 78,445         720,283       798,728             (7,096)          1982              30 Years
Suffolk Grove I                 214,107       1,930,249     2,144,356            (17,358)          1985              30 Years
Suffolk Grove II                167,683       1,511,369     1,679,051            (13,449)          1987              30 Years
Sugartree I                     164,985       1,495,781     1,660,766            (13,702)          1984              30 Years
Summer Chase                  1,709,200      16,561,462    18,270,662         (2,269,958)          1983              30 Years
Summer Creek                    579,600       4,058,438     4,638,038           (230,197)          1985              30 Years
Summer Ridge                    602,400       5,646,701     6,249,101           (742,851)          1985              30 Years
Summerset Village             2,891,346      24,052,863    26,944,208         (2,824,900)          1985              30 Years
Summerwood                    4,866,600       7,167,264    12,033,864           (400,314)          1982              30 Years
Summit at Lake Union          1,424,700      13,611,495    15,036,195         (1,240,993)       1995 - 1997          30 Years
Summit Chase                  1,122,100       4,781,121     5,903,221           (548,513)          1985              30 Years
Sun Creek                       896,929       7,197,625     8,094,554           (556,216)          1985              30 Years
Sunny Oak Village             2,247,750      22,381,595    24,629,345         (3,379,027)          1984              30 Years
Sunnyside                       166,887       1,502,587     1,669,474            (13,731)          1984              30 Years
Sunrise Springs                 975,300       9,155,096    10,130,396         (1,827,290)          1989              30 Years
Sunset Way I                    258,568       2,338,851     2,597,418            (21,465)          1987              30 Years
Sunset Way II                   274,903       2,478,892     2,753,795            (22,424)          1988              30 Years
Suntree Village               1,571,745      13,470,586    15,042,331         (1,087,909)          1986              30 Years
Surprise Lake Village         1,830,200      16,925,724    18,755,924         (1,666,072)          1986              30 Years
Surrey Downs                  3,057,100       7,924,641    10,981,741           (432,578)          1986              30 Years
Sutton Place                  1,358,400      15,055,182    16,413,582         (3,867,574)          1985              30 Years
Sutton Place (FL)               120,887       1,095,466     1,216,353            (10,198)          1984              30 Years
Sweetwater Glen                 500,000      10,546,178    11,046,178           (486,070)          1986              30 Years
Sycamore Creek                3,152,000      19,517,266    22,669,266         (1,589,335)          1984              30 Years
Tabor Ridge                     235,940       2,124,022     2,359,962            (19,335)          1986              30 Years
Tamarind at Stoneridge        1,056,200       9,662,028    10,718,228           (832,338)          1985              30 Years
Tamarlane                       690,900       5,301,569     5,992,469           (503,791)          1986              30 Years
Tanasbourne Terrace           1,876,700      18,155,797    20,032,497         (3,783,624)         1986-89            30 Years
Tanglewood (OR)                 763,000       8,479,335     9,242,335         (2,101,837)          1976              30 Years
Tanglewood (VA)               2,108,295      21,925,975    24,034,270         (4,128,721)          1987              30 Years
Terrace Trace                   193,916       1,749,060     1,942,976            (16,100)          1985              30 Years
Thymewood II                    219,661       1,980,407     2,200,068            (17,760)          1986              30 Years
Timber Hollow                   800,000      11,349,853    12,149,853           (521,951)          1986              30 Years
Timbercreek                     203,420       1,832,149     2,035,569            (16,581)          1987              30 Years
Timberwalk                    1,988,000      13,346,252    15,334,252           (620,991)          1987              30 Years
Timberwood                    1,518,600      14,976,073    16,494,673           (874,206)          1983              30 Years
Timberwood (OH)                 144,299       1,304,781     1,449,081            (12,035)          1985              30 Years
Town Center (TX)              1,291,300      11,723,592    13,014,892         (1,247,668)          1994              30 Years
Town Center II (TX)           1,375,000      13,839,065    15,214,065            (13,563)          1994              30 Years
Town Centre III & IV          2,551,200      26,264,783    28,815,983         (5,338,532)       1968, 1969           30 Years
Towne Square                  1,924,710      36,531,118    38,455,828         (2,700,797)        1987-1996           30 Years
Townhomes of Meadowbrook      1,382,600      12,837,140    14,219,740           (756,374)          1988              30 Years
Trails (CO), The              1,217,900      10,587,578    11,805,478         (2,767,017)          1986              30 Years
Trails (NV), The              3,079,200      28,859,662    31,938,862         (5,629,075)          1988              30 Years
Trails (TX), The                638,000       6,324,570     6,962,570         (1,466,440)          1984              30 Years
Trails at Briar Forest        2,380,000      25,155,297    27,535,297         (1,152,474)          1990              30 Years
Trails at Dominion Park       2,531,800      36,792,560    39,324,360         (3,882,199)          1992              30 Years
Trails of Valley Ranch        2,809,400       8,128,919    10,938,319           (570,724)          1986              30 Years
Trailway Pond I                 479,284       4,541,754     5,021,039           (345,153)          1988              30 Years
Trailway Pond II              1,107,288      10,203,586    11,310,874           (768,364)          1988              30 Years
Trinity Lakes                 1,982,000      15,425,056    17,407,056         (1,298,278)          1985              30 Years

                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Trowbridge                    Atlanta, GA                     -     2,520,000        9,489,361        1,000        609,462
Turf Club                     Littleton, CO                   -     2,100,000       15,478,040        7,300        843,095
Turkscap I                    Tampa, FL                 558,781       125,766        1,131,898            -          5,550
Turkscap III                  Tampa, FL                 768,804       135,850        1,222,651            -          1,580
Tyrone Gardens                Randolph, MA                    -     4,950,000        5,800,235        3,000         72,480
University Square I           Tampa, FL                 917,645       197,457        1,777,109            -          2,674
Valencia Plantation           Orlando, FL                     -       873,000       12,819,377            -         51,727
Valley Creek I                Woodbury, MN           12,827,815     1,622,600       14,626,770        4,115        629,348
Valley Creek II               Woodbury, MN           10,110,100     1,229,500       11,091,476        3,159        159,419
Valleybrook                   Atlanta, GA             1,525,843       254,490        2,290,411            -          5,534
Valleyfield (KY)              Lexington, KY           1,835,776       252,329        2,270,959            -          5,562
Valleyfield (PA)              Pittsburg, PA                   -       274,317        2,468,850            -          6,692
Valleyfield I                 Atlanta, GA             1,629,018       252,413        2,271,717            -          2,510
Valleyfield II                Atlanta, GA             1,026,548       258,320        2,324,883            -          2,086
Via Ventura                   Phoenix, AZ                    (E)    1,476,500       13,382,006       10,100      4,815,861
Villa Encanto                 Phoenix, AZ                     -     2,884,447       22,197,363            -        789,747
Villa Madeira                 Phoenix, AZ                     -     1,580,000       14,240,297        2,100      1,601,637
Villa Serenas                 Tucson, AZ              9,141,446     2,424,900       14,615,923        1,800        265,649
Villa Solana                  Laguna Hills, CA                -     1,663,500       14,985,678        1,600      1,372,378
Village at Bear Creek         Denver, CO             21,113,845     4,519,700       40,676,390            -        219,654
Village at Lakewood           Phoenix, AZ                    (P)    3,166,411       13,859,090            -        441,698
Village at Tanque Verde       Tucson, AZ                     (P)    1,434,838        7,134,638            -        303,789
Village Oaks                  Austin, TX              4,987,945     1,184,400       10,663,736        1,600        507,844
Village of Newport            Federal Way, WA                 -       414,900        3,747,606        1,400        292,129
Village of Sycamore Ridge     Memphis, TN                     -       621,300        5,612,046        2,600        262,988
Villas at Josey Ranch         Carrollton, TX          6,727,424     1,584,000        7,264,404        3,700        269,222
Villas of Oak Creste          San Antonio, TX                 -       905,800        8,151,738            -        493,841
Viridian Lake                 Fort Myers, FL                  -       960,000       17,806,758            -        283,004
Vista Del Lago                Mission Viejo, CA      30,971,241     4,524,400       40,736,293        1,400      2,495,423
Vista Grove                   Mesa, AZ                        -     1,341,796       12,157,045            -        146,856
Vista Pointe                  Irving, TX                      -     2,079,000       17,028,694        1,800        151,120
Walden Wood                   Southfield, MI          5,706,032       833,300        7,513,690        1,400      1,360,155
Walker Place                  Dallas, TX              1,145,471       125,274        1,127,466            -          2,241
Walker's Mark                 Dallas, TX                      -       984,000        6,029,822          800        196,019
Warwick Station               Denver, CO              9,534,250     2,281,900       20,543,195          100        201,494
Waterbury (GA)                Athens, GA                657,813       147,450        1,327,050            -          2,444
Waterbury (IN)                Indianapolis, IN          824,264       105,245          947,206            -          2,357
Waterbury (MI)                Detroit,MI              2,106,702       331,739        2,985,650            -         24,135
Waterbury (OH)                Cincinnati, OH          1,130,576       193,167        1,738,500            -          2,518
Waterbury (TN)                Clarksville, TN           942,471       116,968        1,052,708            -          2,319
Waterford (Jax)               Jacksonville, FL                -     3,024,000       23,662,293            -        518,347
Waterford at Deerwood         Jacksonville, FL       10,566,370     1,736,000       10,659,702            -        294,000
Waterford at Orange Park      Orange Park, FL         9,540,000     1,960,000       12,098,784            -        963,644
Waterford at Regency          Jacksonville, FL        7,075,238     1,113,000        5,184,162            -        134,766
Waterford at the Lakes        Kent, WA                        -     3,100,200       16,153,087            -        558,075
Waterford Place (TN)          Nashville, TN                   -       900,000       12,003,189            -         86,076
Waterford Village (Broward)   Delray Beach, FL                -     1,888,000       15,358,635            -      1,397,696
Watermark Square              Portland, OR            8,061,856     1,580,000       14,247,039          500      1,058,489
Waterstone Place              Seattle, WA                           2,950,900       26,674,599       13,100      2,931,368
Welleby Lake Club             Sunrise, FL                     -     3,648,000       17,620,879            -        214,745
Wellington (WA)               Silverdale, WA          8,062,026     1,097,300        9,883,303        2,000        594,557
Wellington Hill               Manchester, NH                 (S)    1,872,500       17,120,662       17,700      1,944,224
Wellsford Oaks                Tulsa, OK                       -     1,310,500       11,794,290            -        188,148
Wentworth                     Detroit,MI                      -       217,502        1,957,520            -          2,180
West Of Eastland              Columbus, OH            2,022,939       234,544        2,110,894            -         12,197
Westbrook Village             Manchester, MO                  -     2,310,000       10,621,218            -         43,490
Westcreek                     Jacksonville, FL          180,466       185,199        1,666,792            -         12,032


                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Trowbridge                    2,521,000     10,098,823     12,619,823           (550,816)          1980              30 Years
Turf Club                     2,107,300     16,321,136     18,428,436           (944,364)          1986              30 Years
Turkscap I                      125,766      1,137,448      1,263,215            (10,406)          1977              30 Years
Turkscap III                    135,850      1,224,231      1,360,081            (11,074)          1982              30 Years
Tyrone Gardens                4,953,000      5,872,715     10,825,715           (341,434)        1961/1965           30 Years
University Square I             197,457      1,779,783      1,977,240            (16,278)          1979              30 Years
Valencia Plantation             873,000     12,871,105     13,744,105           (574,894)          1990              30 Years
Valley Creek I                1,626,715     15,256,117     16,882,833         (1,152,417)          1989              30 Years
Valley Creek II               1,232,659     11,250,895     12,483,555           (845,794)          1990              30 Years
Valleybrook                     254,490      2,295,945      2,550,435            (20,417)          1986              30 Years
Valleyfield (KY)                252,329      2,276,520      2,528,849            (20,533)          1985              30 Years
Valleyfield (PA)                274,317      2,475,542      2,749,859            (22,044)          1985              30 Years
Valleyfield I                   252,413      2,274,228      2,526,641            (20,095)          1984              30 Years
Valleyfield II                  258,320      2,326,970      2,585,290            (20,555)          1985              30 Years
Via Ventura                   1,486,600     18,197,867     19,684,467         (4,160,469)          1980              30 Years
Villa Encanto                 2,884,447     22,987,109     25,871,556         (1,754,746)          1983              30 Years
Villa Madeira                 1,582,100     15,841,934     17,424,034         (3,318,290)          1971              30 Years
Villa Serenas                 2,426,700     14,881,572     17,308,272         (1,297,882)          1973              30 Years
Villa Solana                  1,665,100     16,358,056     18,023,156         (3,537,814)          1984              30 Years
Village at Bear Creek         4,519,700     40,896,044     45,415,744         (3,760,814)          1987              30 Years
Village at Lakewood           3,166,411     14,300,787     17,467,198         (1,116,058)          1988              30 Years
Village at Tanque Verde       1,434,838      7,438,426      8,873,264           (621,346)        1984-1994           30 Years
Village Oaks                  1,186,000     11,171,580     12,357,580         (1,399,883)          1984              30 Years
Village of Newport              416,300      4,039,735      4,456,035           (871,926)          1987              30 Years
Village of Sycamore Ridge       623,900      5,875,035      6,498,935           (513,509)          1977              30 Years
Villas at Josey Ranch         1,587,700      7,533,626      9,121,326           (431,527)          1986              30 Years
Villas of Oak Creste            905,800      8,645,579      9,551,379           (929,891)          1979              30 Years
Viridian Lake                   960,000     18,089,761     19,049,761           (820,681)          1991              30 Years
Vista Del Lago                4,525,800     43,231,717     47,757,517         (9,277,982)         1986-88            30 Years
Vista Grove                   1,341,796     12,303,901     13,645,697           (774,793)       1997 - 1998          30 Years
Vista Pointe                  2,080,800     17,179,814     19,260,614         (1,073,208)          1996              30 Years
Walden Wood                     834,700      8,873,845      9,708,545         (2,174,376)          1972              30 Years
Walker Place                    125,274      1,129,707      1,254,981            (10,667)          1988              30 Years
Walker's Mark                   984,800      6,225,841      7,210,641           (365,841)          1982              30 Years
Warwick Station               2,282,000     20,744,689     23,026,689         (1,959,615)          1986              30 Years
Waterbury (GA)                  147,450      1,329,495      1,476,945            (12,008)          1985              30 Years
Waterbury (IN)                  105,245        949,563      1,054,808             (8,723)          1984              30 Years
Waterbury (MI)                  331,739      3,009,785      3,341,524            (27,075)          1985              30 Years
Waterbury (OH)                  193,167      1,741,018      1,934,185            (15,721)          1985              30 Years
Waterbury (TN)                  116,968      1,055,027      1,171,995             (9,732)          1985              30 Years
Waterford (Jax)               3,024,000     24,180,639     27,204,639         (1,132,510)          1988              30 Years
Waterford at Deerwood         1,736,000     10,953,702     12,689,702           (524,459)          1985              30 Years
Waterford at Orange Park      1,960,000     13,062,428     15,022,428           (687,174)          1986              30 Years
Waterford at Regency          1,113,000      5,318,928      6,431,928           (265,356)          1985              30 Years
Waterford at the Lakes        3,100,200     16,711,163     19,811,363         (1,723,697)          1990              30 Years
Waterford Place (TN)            900,000     12,089,265     12,989,265           (542,453)          1994              30 Years
Waterford Village (Broward)   1,888,000     16,756,331     18,644,331           (798,065)          1989              30 Years
Watermark Square              1,580,500     15,305,528     16,886,028         (1,641,362)          1990              30 Years
Waterstone Place              2,964,000     29,605,967     32,569,967         (7,165,406)          1990              30 Years
Welleby Lake Club             3,648,000     17,835,624     21,483,624           (806,867)          1991              30 Years
Wellington (WA)               1,099,300     10,477,860     11,577,160         (1,948,942)          1990              30 Years
Wellington Hill               1,890,200     19,064,886     20,955,086         (4,193,508)          1987              30 Years
Wellsford Oaks                1,310,500     11,982,438     13,292,938         (1,186,540)          1991              30 Years
Wentworth                       217,502      1,959,700      2,177,202            (17,646)          1985              30 Years
West Of Eastland                234,544      2,123,090      2,357,634            (20,121)          1977              30 Years
Westbrook Village             2,310,000     10,664,708     12,974,708           (269,544)          1984              30 Years
Westcreek                       185,199      1,678,824      1,864,023            (15,664)          1986              30 Years

                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Westridge                     Tacoma, WA                      -     3,501,900       31,506,082            -        799,774
Westway                       Brunswick, GA             883,125       168,323        1,514,904            -          8,381
Westwood (IN)                 Elkhart, IN                     -        78,508          706,570            -          9,098
Westwood (OH)                 Columbus, OH               94,282        18,554          166,988            -              -
Westwood Pines                Tamarac, FL                     -     1,526,200       13,739,616        2,400        339,978
Whispering Oaks               Walnut Creek, CA       10,972,056     2,167,300       19,539,586        3,500      1,060,849
Whispering Pines II           Fr. Pierce, FL                  -       105,172          946,544            -          4,776
Whisperwood                   Alabany, GA               550,950        84,240          758,163            -          3,140
White Bear Woods              White Bear Lake, MN    14,184,170     1,621,300       14,609,576        3,441        236,302
Wilcrest Woods                Savannah, GA            1,348,783       187,306        1,685,757            -          5,027
Wilde Lake                    Richmond, VA            4,440,000       934,600        8,524,744       12,600        521,276
Willow Brook (NC)             Durham, NC                      -     1,408,000        7,118,834        1,500        184,159
Willow Creek I (GA)           Atlanta, GA               832,502       145,769        1,326,411            -          1,035
Willow Lakes                  Spartanburg, SC         2,050,475       200,990        1,808,906            -          7,841
Willow Run (GA)               Atlanta, GA             1,730,934       197,965        1,781,684            -          9,904
Willow Run (IN)               New Albany, IN          1,130,811       183,873        1,654,854            -          9,003
Willow Run (KY)               Owensboro, KY           1,128,383       141,016        1,269,141            -          3,579
Willow Run (OH)               Mansfield, OH             833,658       103,396          930,565            -          2,591
Willow Trail                  Norcross, GA                    -     1,120,000       11,412,982            -         84,286
Willowick                     Aurora, CO                      -       500,000        4,157,878        6,900        190,983
Willowood (GA)                Macon, GA               1,154,151       160,258        1,442,318            -          4,980
Willowood (KY)                Owensboro, KY                   -        96,239          866,148            -          9,062
Willowood East II             Indianapolis, IN          786,368       104,918          944,260            -          8,583
Willowood I (Gro)             Columbus, OH              947,000       126,045        1,134,405            -            854
Willowood I (IN)              Bloomington, IN         1,140,000       163,896        1,475,066            -          7,636
Willowood I (KY)              Lexington, KY           1,016,267       138,822        1,249,401            -          8,177
Willowood I (Woo)             Akron, OH                 732,395       117,254        1,055,287            -          1,349
Willowood II (Gro)            Columbus, OH              552,007        70,924          638,312            -            237
Willowood II (IN)             Bloomington, IN         1,148,500       161,306        1,451,756            -          1,841
Willowood II (KY)             Lexington, KY             851,423       120,375        1,083,379            -            341
Willowood II (Tro)            Dayton, OH                914,537       142,623        1,283,610            -          3,872
Willowood II (Woo)            Akron, OH                 868,458       103,199          928,792            -          3,464
Willows I (OH), The           Columbus, OH              560,734        76,283          686,551            -          2,744
Willows II (OH), The          Columbus, OH              640,430        96,679          870,108            -          6,021
Willows III (OH), The         Columbus, OH              863,348       129,221        1,162,993            -          1,867
Wimberly                      Dallas, TX                      -     2,232,000       27,685,923            -        108,124
Wimbledon Oaks                Arlington, TX           7,422,826     1,488,000        8,850,195        3,700        350,075
Windemere                     Mesa, AZ                5,992,960       949,000        8,771,280          300        411,868
Windmill                      Colorado Springs, CO            -       395,544        4,958,634          100        797,354
Windridge (CA)                Laguna Niguel, CA              (N)    2,660,800       23,966,595        2,100        854,440
Windridge (GA)                Dunwoody, GA                    -     1,224,000       13,627,762            -        156,084
Windwood I (FL)               Melbourne, FL                   -       113,913        1,025,215            -          4,573
Windwood II (FL)              Melbourne, FL             360,000       118,915        1,070,236            -          3,338
Wingwood (Orl)                Orlando, FL             1,498,204       236,884        2,131,959            -          8,062
Winter Woods I (FL)           Orlando, FL               947,610       144,921        1,304,292            -          5,310
Winterwood                    Charlotte, NC          11,737,476     1,720,100       15,501,142        1,900      1,667,447
Winthrop Court (KY)           Lexington, KY           1,488,803       184,709        1,662,384            -         28,198
Winthrop Court II (OH)        Columbus, OH              742,316       102,381          921,430            -          1,200
Wood Creek (CA)               Pleasant Hill, CA               -     9,728,000       23,009,768        1,900        302,901
Wood Crest Villa              Westland, MI                    -       925,900        8,492,103        7,922        824,243
Wood Forest                   Daytona Beach, FL       6,125,061     1,008,000        4,950,210            -         29,316
Wood Lane Place               Woodbury, MN           14,014,000     2,003,300       18,081,691        5,847        615,477
Woodbine (Cuy)                Akron, OH               1,035,420       185,868        1,672,813            -            471
Woodbine (Por)                Hungtington, OH           636,931        78,098          702,881            -         20,015
Woodbridge (M)                Cary, NC                4,688,514     1,981,900       17,838,219          100        509,795
Woodcliff I                   Atlanta, GA             1,172,930       276,659        2,489,931            -          4,654
Woodcliff II                  Atlanta, GA             1,681,499       266,449        2,398,044            -          5,495

                                GROSS AMOUNT CARRIED
                                    AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                 PERIOD 12/31/99                                                                    COMPUTE
----------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                             BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                   LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------        ---------    -------------   -------------    -------------     ------------        ---------------
Westridge                     3,501,900     32,305,856     35,807,756        (3,146,814)        1987/1991           30 Years
Westway                         168,323      1,523,286      1,691,608           (14,064)          1984              30 Years
Westwood (IN)                    78,508        715,668        794,176            (6,752)          1984              30 Years
Westwood (OH)                    18,554        166,988        185,543            (1,625)          1980              30 Years
Westwood Pines                1,528,600     14,079,594     15,608,194        (1,066,322)          1991              30 Years
Whispering Oaks               2,170,800     20,600,436     22,771,236        (2,456,734)          1974              30 Years
Whispering Pines II             105,172        951,319      1,056,491            (8,779)          1986              30 Years
Whisperwood                      84,240        761,303        845,543            (7,249)          1985              30 Years
White Bear Woods              1,624,741     14,845,878     16,470,619        (1,126,466)          1989              30 Years
Wilcrest Woods                  187,306      1,690,784      1,878,090           (15,352)          1986              30 Years
Wilde Lake                      947,200      9,046,020      9,993,220        (1,042,447)          1989              30 Years
Willow Brook (NC)             1,409,500      7,302,993      8,712,493          (742,988)          1986              30 Years
Willow Creek I (GA)             145,769      1,327,446      1,473,214           (11,861)          1985              30 Years
Willow Lakes                    200,990      1,816,747      2,017,737           (16,905)          1986              30 Years
Willow Run (GA)                 197,965      1,791,588      1,989,553           (16,450)          1983              30 Years
Willow Run (IN)                 183,873      1,663,857      1,847,730           (15,085)          1984              30 Years
Willow Run (KY)                 141,016      1,272,720      1,413,736           (11,889)          1984              30 Years
Willow Run (OH)                 103,396        933,156      1,036,552            (8,901)          1983              30 Years
Willow Trail                  1,120,000     11,497,268     12,617,268          (530,427)          1985              30 Years
Willowick                       506,900      4,348,862      4,855,762          (252,644)          1980              30 Years
Willowood (GA)                  160,258      1,447,298      1,607,556           (13,089)          1984              30 Years
Willowood (KY)                   96,239        875,210        971,449            (8,405)          1984              30 Years
Willowood East II               104,918        952,843      1,057,761            (9,133)          1985              30 Years
Willowood I (Gro)               126,045      1,135,259      1,261,304           (10,255)          1984              30 Years
Willowood I (IN)                163,896      1,482,702      1,646,598           (13,323)          1983              30 Years
Willowood I (KY)                138,822      1,257,578      1,396,401           (11,535)          1984              30 Years
Willowood I (Woo)               117,254      1,056,636      1,173,890            (9,683)          1984              30 Years
Willowood II (Gro)               70,924        638,548        709,472            (5,761)          1985              30 Years
Willowood II (IN)               161,306      1,453,597      1,614,903           (13,123)          1986              30 Years
Willowood II (KY)               120,375      1,083,720      1,204,096            (9,929)          1985              30 Years
Willowood II (Tro)              142,623      1,287,482      1,430,105           (11,897)          1987              30 Years
Willowood II (Woo)              103,199        932,257      1,035,456            (8,784)          1986              30 Years
Willows I (OH), The              76,283        689,295        765,578            (6,649)          1987              30 Years
Willows II (OH), The             96,679        876,129        972,808            (8,139)          1981              30 Years
Willows III (OH), The           129,221      1,164,860      1,294,081           (10,483)          1987              30 Years
Wimberly                      2,232,000     27,794,047     30,026,047        (1,229,499)          1996              30 Years
Wimbledon Oaks                1,491,700      9,200,270     10,691,970          (518,830)          1985              30 Years
Windemere                       949,300      9,183,148     10,132,448          (888,408)          1986              30 Years
Windmill                        395,644      5,755,988      6,151,632        (1,702,527)          1985              30 Years
Windridge (CA)                2,662,900     24,821,035     27,483,935        (4,652,693)          1989              30 Years
Windridge (GA)                1,224,000     13,783,845     15,007,845          (643,036)          1982              30 Years
Windwood I (FL)                 113,913      1,029,787      1,143,700            (9,723)          1988              30 Years
Windwood II (FL)                118,915      1,073,573      1,192,488           (10,097)          1987              30 Years
Wingwood (Orl)                  236,884      2,140,021      2,376,905           (19,329)          1980              30 Years
Winter Woods I (FL)             144,921      1,309,603      1,454,524           (12,027)          1985              30 Years
Winterwood                    1,722,000     17,168,589     18,890,589        (3,973,146)          1986              30 Years
Winthrop Court (KY)             184,709      1,690,582      1,875,291           (15,946)          1985              30 Years
Winthrop Court II (OH)          102,381        922,630      1,025,011            (8,332)          1986              30 Years
Wood Creek (CA)               9,729,900     23,312,669     33,042,569        (2,128,073)          1987              30 Years
Wood Crest Villa                933,822      9,316,346     10,250,168          (896,381)          1970              30 Years
Wood Forest                   1,008,000      4,979,526      5,987,526          (238,822)          1985              30 Years
Wood Lane Place               2,009,147     18,697,168     20,706,315        (1,390,578)          1989              30 Years
Woodbine (Cuy)                  185,868      1,673,284      1,859,152           (14,873)          1982              30 Years
Woodbine (Por)                   78,098        722,896        800,994            (7,100)          1981              30 Years
Woodbridge (M)                1,982,000     18,348,014     20,330,014        (2,659,864)         1993-95            30 Years
Woodcliff I                     276,659      2,494,585      2,771,244           (22,045)          1984              30 Years
Woodcliff II                    266,449      2,403,539      2,669,989           (21,332)          1986              30 Years

                        ERP OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                       INITIAL COST TO                 ACQUISITION
                    DESCRIPTION                                            COMPANY                 (IMPROVEMENTS, NET) (I)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    BUILDING &                  BUILDING &
APARTMENT NAME                  LOCATION           ENCUMBRANCES      LAND            FIXTURES         LAND       FIXTURES
----------------------        ----------------     ------------     ---------      -----------       ------     ----------
Woodcreek                     Beaverton, OR          10,836,214     1,753,700       15,804,205        2,100      2,119,075
Woodcrest I                   Macon, GA               1,152,424       115,739        1,050,217            -          3,979
Woodlake (WA)                 Kirkland, WA           11,642,214     6,624,000       16,735,484        7,400        250,511
Woodlake at Killearn          Tallahassee, FL                 -     1,404,300       13,024,748        3,855        738,290
Woodland Hills                Decatur, GA                     -     1,223,900       11,021,239          700        575,900
Woodland I & II (FL)          Orlando, FL             3,498,688       461,949        4,157,538            -         28,119
Woodland Meadows              Ann Arbor, MI                   -     2,003,600       18,049,552        2,400        312,397
Woodland Oaks                 Tulsa, OK                       -       893,100        8,038,166            -        407,656
Woodlands (KY)                Nashville, KY                   -        72,094          648,844            -         18,514
Woodlands I (Col)             Columbus, OH            1,802,330       231,996        2,087,960            -         10,966
Woodlands I (PA)              Pittsburgh, PA          1,040,321       163,192        1,468,725            -          3,493
Woodlands I (Str)             Cleveland, OH           1,412,684       197,378        1,776,398            -          2,905
Woodlands II (Col)            Columbus, OH            1,563,244       192,633        1,733,701            -          9,332
Woodlands II (PA)             Pittsburgh, PA                  -       192,972        1,736,751            -         11,689
Woodlands II (Str)            Cleveland, OH           1,588,582       183,996        1,655,964            -          1,992
Woodlands III (Col)           Columbus, OH                    -       230,536        2,074,824            -          6,001
Woodlands of Brookfield       Brookfield, WI                 (Q)    1,480,000       13,961,081        4,600        237,393
Woodlands of Minnetonka       Minnetonka, MN                  -     2,392,500       13,543,076        2,000        466,954
Woodleaf                      Campbell, CA           11,543,551     8,544,000       16,988,183        6,600        112,378
Woodmoor                      Austin, TX                      -       649,300        5,875,968        4,500      1,242,377
Woodridge (CO)                Aurora, CO                      -     2,774,000       20,845,971        6,700        474,382
Woodridge (MN)                Eagan, MN               7,712,379     1,600,000       10,449,579        2,300        247,486
Woods of North Bend           Raleigh, NC                     -     1,039,000        9,305,319          500      1,305,050
Woodscape                     Raleigh, NC                     -       956,000        8,607,940        1,300        285,321
Woodside                      Lorton, VA                      -     1,308,100       12,510,903       17,900        505,533
Woodtrail                     Atlanta, GA               998,738       250,895        2,258,054            -         13,149
Woodvalley                    Anniston, AL            1,416,346       190,188        1,711,693            -          6,319
Wycliffe Court                Nashville, TN           1,143,552       166,545        1,498,902            -          6,778
Wynbrook                      Atlanta, GA                     -     2,544,000       11,017,078        2,500        211,136
Wyndridge 2                   Memphis, TN            14,135,000     1,486,000       13,749,636        2,000        556,066
Wyndridge 3                   Memphis, TN            10,855,000     1,500,000       13,531,741        2,500        403,393
Yarmouth Woods                Yarmouth, ME                    -       690,000        6,096,155        2,800        209,209
Yorktowne at Olde Mill        Millersville, MD                -       216,000        4,224,762            -      2,019,215
Yuma Court                    Colorado Springs, CO            -       113,163          840,859          100        159,593
Miscellaneous                                                 -             -        6,732,080            -          4,569
Operating Partnership         Chicago, IL                     -             -           88,566            -            150
Management Business           Chicago, IL                     -             -        3,442,962      101,000     32,920,524
                                                  -------------  ------------- ---------------    ---------    -----------
Total Investment in
Real Estate                                     $ 2,309,147,938 $1,546,641,806 $10,262,221,652   $3,735,914   $426,363,116
                                                  =============  ============= ===============    =========    ===========
Real Estate Held for
Disposition
Lakeridge at Moors            Miami, FL         $            -  $    2,100,000 $     9,068,840   $        -   $     60,745
Sonnet Cove I                 Lexington, KY                  -         183,407       1,770,784            -      2,835,689
Sonnet Cove II                Lexington, KY                  -         100,000       1,462,579            -        799,939
                                                  -------------  ------------- ---------------    ---------    -----------
Total Real Estate Held for
Disposition                                     $            -  $    2,383,407 $    12,302,203   $        -   $  3,696,373
                                                  =============  ============= ===============    =========    ===========
Total Real Estate                               $2,309,147,938  $1,549,025,213 $10,274,523,855   $3,735,914   $430,059,488
                                                  =============  ============= ===============    =========    ===========


                                  GROSS AMOUNT CARRIED
                                      AT CLOSE OF                                                                   LIFE USED TO
      DESCRIPTION                   PERIOD 12/31/99                                                                    COMPUTE
------------------------------------------------------------------------------------------------------------        DEPRECIATION IN
                                               BUILDING &                      ACCUMULATED         DATE OF          LATEST INCOME
APARTMENT NAME                     LAND       FIXTURES (A)      TOTAL (B)      DEPRECIATION     CONSTRUCTION          STATEMENT (C)
----------------------          ---------    -------------   -------------    -------------     ------------        ---------------
Woodcreek                       1,755,800      17,923,280      19,679,080       (3,965,455)         1982-84            30 Years
Woodcrest I                       115,739       1,054,197       1,169,935           (9,867)          1984              30 Years
Woodlake (WA)                   6,631,400      16,985,996      23,617,396         (939,644)          1984              30 Years
Woodlake at Killearn            1,408,155      13,763,038      15,171,193       (3,102,947)          1986              30 Years
Woodland Hills                  1,224,600      11,597,140      12,821,740       (1,667,097)          1985              30 Years
Woodland I & II (FL)              461,949       4,185,657       4,647,605          (38,133)         1984/85            30 Years
Woodland Meadows                2,006,000      18,361,948      20,367,948       (1,509,989)        1987-1989           30 Years
Woodland Oaks                     893,100       8,445,823       9,338,923         (861,147)          1983              30 Years
Woodlands (KY)                     72,094         667,359         739,452           (6,855)          1983              30 Years
Woodlands I (Col)                 231,996       2,098,926       2,330,922          (19,183)          1983              30 Years
Woodlands I (PA)                  163,192       1,472,219       1,635,410          (13,177)          1983              30 Years
Woodlands I (Str)                 197,378       1,779,304       1,976,681          (15,886)          1984              30 Years
Woodlands II (Col)                192,633       1,743,033       1,935,666          (15,871)          1984              30 Years
Woodlands II (PA)                 192,972       1,748,440       1,941,412          (15,803)          1987              30 Years
Woodlands II (Str)                183,996       1,657,956       1,841,952          (14,857)          1985              30 Years
Woodlands III (Col)               230,536       2,080,825       2,311,361          (19,051)          1987              30 Years
Woodlands of Brookfield         1,484,600      14,198,474      15,683,074         (839,601)          1990              30 Years
Woodlands of Minnetonka         2,394,500      14,010,030      16,404,530       (1,073,483)          1988              30 Years
Woodleaf                        8,550,600      17,100,561      25,651,161         (908,798)          1984              30 Years
Woodmoor                          653,800       7,118,345       7,772,145       (1,731,345)          1981              30 Years
Woodridge (CO)                  2,780,700      21,320,353      24,101,053       (1,240,035)         1980-82            30 Years
Woodridge (MN)                  1,602,300      10,697,066      12,299,366         (640,231)          1986              30 Years
Woods of North Bend             1,039,500      10,610,369      11,649,869       (1,895,988)          1983              30 Years
Woodscape                         957,300       8,893,261       9,850,561       (1,090,592)          1979              30 Years
Woodside                        1,326,000      13,016,436      14,342,436       (2,515,124)          1987              30 Years
Woodtrail                         250,895       2,271,203       2,522,098          (20,118)          1984              30 Years
Woodvalley                        190,188       1,718,013       1,908,201          (15,624)          1986              30 Years
Wycliffe Court                    166,545       1,505,680       1,672,224          (13,653)          1985              30 Years
Wynbrook                        2,546,500      11,228,213      13,774,713         (671,616)        1972/1976           30 Years
Wyndridge 2                     1,488,000      14,305,702      15,793,702       (1,431,485)          1988              30 Years
Wyndridge 3                     1,502,500      13,935,134      15,437,634       (1,407,694)          1988              30 Years
Yarmouth Woods                    692,800       6,305,364       6,998,164         (440,205)        1971/1978           30 Years
Yorktowne at Olde Mill            216,000       6,243,977       6,459,977       (4,584,812)          1974              30 Years
Yuma Court                        113,263       1,000,452       1,113,715         (265,573)          1985              30 Years
Miscellaneous                           -       6,736,649       6,736,649           (1,038)
Operating Partnership                   -          88,716          88,716          (68,122)           (H)
Management Business               101,000      36,363,486      36,464,486      (19,155,155)           (G)
                            -------------  --------------  --------------   ---------------
Total Investment in
Real Estate                $1,550,377,719 $10,688,584,768 $12,238,962,488  $(1,070,486,957)
                            =============  ==============  ==============   ===============
Real Estate Held for
Disposition
Lakeridge at Moors         $    2,100,000 $     9,129,585 $    11,229,585  $      (417,185)          1991              30 Years
Sonnet Cove I                     183,407       4,606,473       4,789,880       (3,452,988)          1972              30 Years
Sonnet Cove II                    100,000       2,262,518       2,362,518       (1,643,555)          1974              30 Years
                            -------------  --------------  --------------   ---------------
Total Real Estate Held for
Disposition                $    2,383,407 $    15,998,576 $   18,381,983   $    (5,513,728)
                            =============  ==============  ==============   ===============
Total Real Estate          $1,552,761,126 $10,704,583,344 $12,257,344,470  $(1,076,000,085)
                            ============= ===============  ==============   ===============

                                 SCHEDULE III
                      ERP OPERATING LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1999

NOTES

(A) The balance of furniture & fixtures included in the total investment in real estate amount was $404,259,561 as of December 31, 1999.

(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1999 was approximately $8.5 billion,

(C)   The life to compute depreciation for furniture and fixtures is 5 years.

(D)   These two properties are encumbered by $14,438,632 in bonds.

(E)   These 17 properties are encumbered by $136,000,000 in bonds.

(F)   These four properties are encumbered by $15,500,000 in bonds.

(G) This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.

(H) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Operating Partnership.

(I) Improvements are net of write-off of fully depreciated assets which are no longer in service.

(J)   Formerly known as Oxford & Sussex.

(K)   Formerly known as Post Place.

(L)   Formerly known as The Vinings at Coral Springs.

(M)   Formerly known as The Plantations(NC)

(N) These five properties are pledged as additional collateral in connection with the tax-exempt bond refinancing of $177,570,000.

(O)   These 21 properties are encumbered by $132,203,864 in bonds.

(P)   These 5 properties are encumbered by $48,722,302 note payable.

(Q)   These 5 properties are encumbered by $50,000,000 of mortgage debt.

(R) These properties are currently under development and will be completed subsequent to December 31, 1999.

(S)   These ten properties are encumbered by $177,570,000 in bonds.

(T) Includes Port Royale I, Port Royale II and Port Royale III. Port Royale III is encumbered by a third party mortgage.

(U) These five properties are pledged as additional collateral in connection with a tax-exempt bond refinancing totaling $122,104,116.

*     Four Lakes was constructed in phases between 1968 & 1988.

(#) The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.

(X)   Pines of Springfield was constructed in phases between 1985 & 1987.

                                 Schedule III

                       ERP OPERATING LIMITED PARTNERSHIP
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                              (AMOUNTS IN THOUSANDS)



The changes in total real estate for the years ended December 31, 1999, 1998, and 1997 are as follows:



                                                1999              1998               1997
                                            ------------      ------------      -------------

Balance, beginning of year                  $ 10,986,261      $  7,121,435       $ 2,983,510
  Acquisitions                                 1,448,582         3,927,768         4,112,126
  Improvements                                   141,935           102,020            60,043
  Write-off of fully depreciated assets
    which are no longer in service                     -               (25)             (930)
  Dispositions and other                        (319,434)         (164,937)          (33,314)
                                            ------------      ------------      -------------
Balance, end of year                        $ 12,257,344      $ 10,986,261       $ 7,121,435
                                            =============     ============      =============



The changes in accumulated depreciation for the years ended December 31, 1999, 1998, and 1997 are as follows:



                                                1999              1998               1997
                                            ------------      ------------      -------------

Balance, beginning of year                  $    732,803      $    444,762       $   301,512
  Depreciation                                   406,906           301,869           156,644
  Write-off of fully depreciated assets
    which are no longer in service                     -               (25)             (930)
  Dispositions and other                         (63,708)          (13,803)          (12,464)
                                            ------------      ------------      -------------
Balance, end of year                        $  1,076,001      $    732,803       $   444,762
                                            =============     =============     =============
