Form 10-Q
period 2000-03-31
ERP OPERATING LTD PARTNERSHIP
filed 2000-05-12
CIK 931182

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No
                                         --------      ---------

                        ERP OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           MARCH 31,        DECEMBER 31,
                                                                             2000              1999
                                                                      -----------------    ----------------
ASSETS
Investment in real estate
     Land                                                           $       1,547,929   $      1,550,378
     Depreciable property                                                  10,677,391         10,670,550
     Construction in progress                                                  23,507             18,035
                                                                     -----------------   ----------------
                                                                           12,248,827         12,238,963

     Accumulated depreciation                                              (1,166,702)        (1,070,487)
                                                                     -----------------   ----------------
Investment in real estate, net of accumulated depreciation                 11,082,125         11,168,476

Real estate held for disposition                                               29,183             12,868
Cash and cash equivalents                                                      72,510             29,117
Investment in mortgage notes, net                                              83,290             84,977
Rents receivable                                                                1,226              1,731
Deposits - restricted                                                         165,952            111,270
Escrow deposits - mortgage                                                     72,210             75,328
Deferred financing costs, net                                                  33,437             33,968
Other assets                                                                  244,233            197,954
                                                                     -----------------   ----------------
       TOTAL ASSETS                                                 $      11,784,166   $     11,715,689
                                                                     =================   ================

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable                                         $       3,076,211   $      2,883,583
     Notes, net                                                             2,289,982          2,290,285
     Line of credit                                                                -             300,000
     Accounts payable and accrued expenses                                    104,995            102,955
     Accrued interest payable                                                  62,701             44,257
     Rents received in advance and other liabilities                           74,860             74,196
     Security deposits                                                         40,037             39,687
     Distributions payable                                                    125,275             18,813
                                                                     -----------------   ----------------

       TOTAL LIABILITIES                                                    5,774,061          5,753,776
                                                                     -----------------   ----------------

COMMITMENTS AND CONTINGENCIES

Minority Interests - Partially Owned Properties                                 1,073                  -
                                                                     -----------------   ----------------
Partners' capital:
    Junior Convertible Preference Units                                         7,896              7,896
                                                                     -----------------   ----------------
    Cumulative Convertible Redeemable Preference Interests                    106,000             40,000
                                                                     -----------------   ----------------

    Cumulative Convertible or Redeemable Preference Units                   1,307,041          1,310,266
                                                                     -----------------   ----------------

          General Partner                                                   4,186,291          4,194,668
          Limited Partners                                                    401,804            409,083
                                                                     -----------------   ----------------

    Total General Partner and Limited Partners capital                      4,588,095          4,603,751
                                                                     -----------------   ----------------

          TOTAL PARTNERS' CAPITAL                                           6,009,032          5,961,913
                                                                     -----------------   ----------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $      11,784,166   $     11,715,689
                                                                     =================   ================

                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)

                                                                            QUARTER ENDED MARCH 31,
                                                                        ------------------------------
                                                                            2000               1999
                                                                        ------------------------------
REVENUES
   Rental income                                                      $     473,547     $    406,062
   Fee and asset management                                                   1,298            1,234
   Interest income - investment in mortgage notes                             2,762            2,895
   Interest and other income                                                  7,803            5,946
                                                                       -------------     ------------
        Total revenues                                                      485,410          416,137
                                                                       -------------     ------------
EXPENSES
   Property and maintenance                                                 113,868           97,047
   Real estate taxes and insurance                                           48,334           42,048
   Property management                                                       18,914           14,201
   Fee and asset management                                                   1,066              867
   Depreciation                                                             111,886           96,901
   Interest:
        Expense incurred                                                     95,111           79,197
        Amortization of deferred financing costs                              1,341              845
   General and administrative                                                 6,698            5,767
                                                                       -------------     ------------
        Total expenses                                                      397,218          336,873
                                                                       -------------     ------------
Income before gain on disposition of properties, net and
  allocation to Minority Interests                                           88,192           79,264
Gain on disposition of properties, net                                       19,998           21,416
Allocation to Minority Interests - Partially Owned
  Properties                                                                     45                -
                                                                       -------------     ------------
Net income                                                            $     108,235     $    100,680
                                                                       =============     ============

ALLOCATION OF NET INCOME:

Junior Convertible Preference Units                                   $         108     $          -
                                                                       =============     ============
Cumulative Convertible Redeemable Preference Interests                $       1,169     $          -
                                                                       =============     ============
Cumulative Convertible or Redeemable Preference Units                 $      27,111     $     29,377
                                                                       =============     ============

General Partner                                                       $      72,751     $     64,177
Limited Partners                                                              7,096            7,126
                                                                       -------------     ------------
Net income available to OP Unit holders                               $      79,847     $     71,303
                                                                       =============     ============

Weighted average OP Units outstanding                                         140,264         132,165
                                                                        ==============  =============
Net income per OP Unit - basic                                        $          0.57   $        0.54
                                                                        ==============  =============
Net income per OP Unit - diluted                                      $          0.57   $        0.54
                                                                        ==============  =============

                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              QUARTER ENDED MARCH 31,
                                                                                         ----------------------------------
                                                                                              2000               1999
                                                                                         ----------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $       108,235    $       100,680
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
    Allocation to Minority Interests - Partially Owned Properties                                  (45)                  -
    Depreciation                                                                                111,886             96,901
    Amortization of deferred financing costs                                                      1,341                845
    Amortization of discounts and premiums on debt                                                (576)               (608)
    Amortization of deferred settlements on interest rate
     protection agreements                                                                         201                 257
    Gain on disposition of properties, net                                                     (19,998)            (21,416)
    Compensation paid with Company Common Shares                                                 1,422                  -

    CHANGES IN ASSETS AND LIABILITIES:
        Decrease in rents receivable                                                               723              2,661
        (Increase) in deposits - restricted                                                     (2,802)            (3,465)
        (Increase) decrease in other assets                                                     (2,025)             4,362
        Increase (decrease) in accounts payable and accrued expenses                             1,944            (12,627)
        Increase in accrued interest payable                                                    16,683             14,509
        (Decrease) increase in rents received in advance and other liabilities                  (2,652)            12,687
        Increase (decrease) in security deposits                                                    80               (531)
                                                                                         ---------------    ---------------
      Net cash provided by operating activities                                                214,417            194,255
                                                                                         ---------------    ---------------


    CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in real estate, net                                                           (18,307)          (107,058)
      Improvements to real estate                                                              (27,193)           (24,922)
      Additions to non-real estate property                                                     (1,038)            (2,450)
      Interest capitalized for real estate under construction                                     (236)              (609)
      Proceeds from disposition of real estate, net                                             92,241             75,997
      Decrease in investment in mortgage notes                                                   1,687              1,128
      (Increase) decrease in deposits on real estate acquisitions, net                         (51,948)            24,527
      Decrease in mortgage deposits                                                              4,596              1,864
      Investment in joint ventures, net                                                        (46,149)           (15,847)
      Investment in limited partnerships and other, net                                           (588)                 -
      Proceeds from disposition of Unconsolidated Properties, net                                 4,400                 -
      Purchase of management contract rights                                                      (779)              (285)
      Costs related to Mergers                                                                  (3,472)            (2,612)
      Other investing activities                                                                  (772)              (355)
                                                                                         ---------------    ---------------

      Net cash (used for) investing activities                                                 (47,558)           (50,622)
                                                                                         ---------------    ---------------

                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               QUARTER ENDED MARCH 31,
                                                                                         -----------------------------------
                                                                                              2000                1999
                                                                                         -----------------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
          Loan and bond acquisition costs                                              $          (574)   $           (52)
          MORTGAGE NOTES PAYABLE:
              Proceeds, net                                                                    147,683                  -
              Lump sum payoffs                                                                 (12,801)                 -
              Scheduled principal payments                                                      (7,509)            (4,161)
          LINES OF CREDIT:
              Proceeds                                                                          48,000            298,000
              Repayments                                                                      (348,000)          (423,000)
          Proceeds from settlement of interest rate protection agreements                        7,055                  -
          Capital contributions from General Partner, net                                        6,868             17,389
          Proceeds from sale of preference units/interests, net                                 64,350                  -
          Distributions paid to partners                                                       (28,597)           (29,764)
          Principal receipts on employee notes, net                                                 59                 47
          Principal receipts on other notes receivable, net                                          -              4,681
                                                                                        ---------------     ---------------
            Net cash (used for) financing activities                                          (123,466)          (136,860)
                                                                                        ---------------     ---------------
          Net increase in cash and cash equivalents                                             43,393              6,773
          Cash and cash equivalents, beginning of period                                        29,117              3,965
                                                                                        ---------------     ---------------
          Cash and cash equivalents, end of period                                     $        72,510    $        10,738
                                                                                        ===============     ===============


          SUPPLEMENTAL INFORMATION:

          Cash paid during the period for interest                                     $        78,961    $         65,648
                                                                                        ===============     ===============

          Transfers to real estate held for disposition                                $        29,183    $              -
                                                                                        ===============     ===============

          Net real estate contributed in exchange for OP Units
            or Junior Convertible Preference Units                                     $           636    $          8,929
                                                                                        ===============     ===============

          Mortgage loans assumed and/or entered into
            through acquisitions of real estate                                        $             -    $         16,903
                                                                                        ===============     ===============

          Mortgage loans assumed through consolidation of Partially Owned
            Properties                                                                 $        65,095    $              -
                                                                                        ===============     ===============

          Net  (assets  acquired)   liabilities  assumed  through  consolidation  of
            Partially Owned Properties                                                 $           792    $              -
                                                                                        ===============     ===============

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DEFINITION OF SPECIAL TERMS:

Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K").

1.       BUSINESS

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger").

         The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of March 31, 2000, the Operating Partnership owned or had interests in a portfolio of 1,052 multifamily properties containing 223,724 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        Number of
                                       Properties     Number of Units
  ---------------------------------- ---------------- -----------------
  Wholly Owned Properties                   975            212,414
  Partially Owned Properties                 14              2,995
  Unconsolidated Properties                  63              8,315
                                     ---------------- -----------------
  Total Properties                        1,052            223,724
                                     ================ =================

         The "Partially Owned Properties" are controlled and partially owned by the Operating Partnership but have partners with minority interests (see further discussion in Notes 3 and 4). The "Unconsolidated Properties" are partially owned but not controlled by the Operating Partnership and consist of investments in partnership interests and/or subordinated mortgages. The Properties are located in 35 states throughout the United States.

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 2000 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

         Due to the Operating Partnership's ability to control either through ownership or by contract a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's, and certain other entities, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to the Management Companies, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

3.       PARTNERS' CAPITAL

         The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the quarter ended March 31, 2000:

--------------------------------------------------------------------- --------------
                                                                          2000
--------------------------------------------------------------------- --------------
Operating Partnership's OP Units outstanding at January 1,              139,934,540

ISSUED TO GENERAL PARTNER:
Conversion of Series E Preferred Shares                                         778
Conversion of Series H Preferred Shares                                      60,958
Conversion of Series J Preferred Shares                                      26,628
Employee Share Purchase Plan                                                 79,720
Dividend Reinvestment - DRIP Plan                                               193
Share Purchase - DRIP Plan                                                    4,303
Exercise of options                                                          52,779
Restricted share grants, net                                                235,002

ISSUED TO LIMITED PARTNERS:
Issuance through acquisitions                                                17,088

--------------------------------------------------------------------- --------------
OPERATING PARTNERSHIP'S OP UNITS OUTSTANDING AT MARCH 31,               140,411,989
--------------------------------------------------------------------- --------------

         As of March 31, 2000, OP Units outstanding totaled 140,411,989. The limited partners of the Operating Partnership as of March 31, 2000 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,465,971 OP Units. As of March 31, 2000, EQR (as the general partner) had an approximate 91.12% interest and the Limited Partners had an approximate 8.88% interest in the Operating Partnership.

         In regards to the general partner, net proceeds from the various equity offerings of EQR have been contributed by EQR to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the general partner, the net offering proceeds are allocated between EQR (as general partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

                            ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (UNAUDITED)

         The Guilford portfolio properties (see further discussion in Note 4) are controlled and partially owned by the Operating Partnership but have partners with minority interests. Effective January 1, 2000, the Operating Partnership has included 100% of the financial condition and results of operations of these Partially Owned Properties in the Consolidated Financial Statements due to an increased ownership interest in these properties. The equity interests of the unaffiliated partners are reflected as Minority Interests Partially Owned Properties.

         The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of March 31, 2000 and December 31, 1999:

---------------------------------------------------------------------------------------------------
                                                                            AMOUNTS ARE IN THOUSANDS
                                                                          -------------------------
                                                                ANNUAL
                                                               DIVIDEND
                                                               RATE PER        MARCH     DECEMBER
                                                               UNIT (1)     31, 2000     31, 1999
---------------------------------------------------------------------------------------------------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units; liquidation      $5.469344      $ 7,712      $ 7,712
   value $100 per unit; 77,123 units issued and outstanding
   at March 31, 2000 and December 31, 1999

Series B Junior Convertible Preference Units; liquidation      $2.000000          184          184
   value $25 per unit;  7,367 units  issued and  outstanding
   at March 31, 2000 and December 31, 1999

---------------------------------------------------------------------------------------------------
                                                                              $ 7,896      $ 7,896
---------------------------------------------------------------------------------------------------

         (1) Dividends on both series of Junior Convertible Preference Units are payable quarterly at various pay dates.

         On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units (also known as "Preference Interests") with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series B Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

         On March 23, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units (also known as "Preference Interests") with an equity value of $11.0 million. Lexford Properties, L.P. received $10.7 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

         The following table presents Lexford Properties, L.P.'s issued and outstanding Preference Interests as of March 31, 2000 and December 31, 1999:

                            ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (UNAUDITED)



-------------------------------------------------------------------------------------------------------
                                                                               AMOUNTS ARE IN THOUSANDS
                                                                              -------------------------
                                                                    ANNUAL
                                                                   DIVIDEND
                                                                   RATE PER     MARCH 31,   DECEMBER 31,
                                                                   UNIT (1)      2000         1999
-------------------------------------------------------------------------------------------------------
Preference Interests:

 8.00% Series A Cumulative Convertible Redeemable Preference           $4.00     $ 40,000     $ 40,000
   Interests;  liquidation  value  $50 per unit;  800,000  units issued and outstanding at March 31, 2000 and December 31, 1999

 8.50% Series B Cumulative Convertible Redeemable Preference           $4.25       55,000            -
   Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at March 31, 2000

 8.50% Series C Cumulative Convertible Redeemable Preference           $4.25       11,000            -
   Units; liquidation value $50 per unit; 220,000 units issued and outstanding at March 31, 2000


-------------------------------------------------------------------------------------------------------
                                                                                 $106,000     $ 40,000
-------------------------------------------------------------------------------------------------------

(1) Dividends on all series of Preference Interests are payable quarterly at various pay dates.

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of March 31, 2000 and December 31, 1999:

                             ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (UNAUDITED)



------------------------------------------------------------------------------------------------------------
                                                                                    AMOUNTS ARE IN THOUSANDS
                                                                                   -------------------------
                                                                         ANNUAL
                                                                        DIVIDEND
                                                                        RATE PER       MARCH      DECEMBER
                                                                        UNIT (1)     31, 2000     31, 1999
------------------------------------------------------------------------------------------------------------
Cumulative Convertible or Redeemable Preference Units:

 9 3/8% Series A Cumulative Redeemable Preference Units; liquidation     $2.34375    $ 153,000    $ 153,000
     value $25 per unit; 6,120,000 units issued and outstanding at
     March 31, 2000 and December 31, 1999

 9 1/8% Series B Cumulative Redeemable Preference Units; liquidation    $22.81252      125,000      125,000
     value $250 per unit; 500,000 units issued and outstanding at
     March 31, 2000 and December 31, 1999

 9 1/8% Series C Cumulative Redeemable Preference Units; liquidation    $22.81252      115,000      115,000
     value $250 per unit; 460,000 units issued and outstanding
     at March 31, 2000 and December 31, 1999

 8.60% Series D Cumulative Redeemable Preference Units; liquidation     $21.50000      175,000      175,000
     value $250 per unit; 700,000 units issued and outstanding
     at March 31, 2000 and December 31, 1999

 Series E Cumulative Convertible Preference Units; liquidation value     $1.75000       99,815       99,850
     $25  per  unit;   3,992,600 and 3,994,000 units issued and
     outstanding    at   March 31, 2000 and December 31,1999,
     respectively

 9.65% Series F Cumulative Redeemable Preference Units; liquidation      $2.41250       57,500       57,500
     value $25 per unit; 2,300,000 units issued and outstanding at
     March 31, 2000 and December 31, 1999

 7 1/4% Series G Convertible Cumulative Preference Units; liquidation   $18.12500      316,250      316,250
     value $250 per unit; 1,265,000 units issued and outstanding at
     March 31, 2000 and December 31, 1999

 7.00% Series H Cumulative Convertible Preference Units; liquidation     $1.75000        1,581        3,686
     value  $25  per  unit;  63,252  and  147,452  units  issued  and outstanding at March 31, 2000 and December 31, 1999,
     respectively

 8.60% Series J Cumulative Convertible Preference Units; liquidation    $2.15000       113,895      114,980
     value $25 per unit; 4,555,800 and 4,599,200 units issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively

 8.29% Series K Cumulative Redeemable Preference Units; liquidation     $4.14500        50,000       50,000
     value $50 per unit; 1,000,000 units issued and outstanding at
     March 31, 2000 and December 31, 1999

 7.625% Series L Cumulative Redeemable Preference Units; liquidation    $1.90625       100,000      100,000
     value $25 per unit; 4,000,000 units issued and outstanding at
     March 31, 2000 and December 31, 1999

------------------------------------------------------------------------------------------------------------
                                                                                    $1,307,041   $1,310,266
------------------------------------------------------------------------------------------------------------

(1) Dividends on all series of preference units are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are preference unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

                             ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (UNAUDITED)

           The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the quarters ended March 31, 2000 and 1999 (AMOUNTS ARE IN THOUSANDS):

                                                                     QUARTER ENDED MARCH 31,
                                                                  -------------------------------
                                                                      2000             1999
                                                                  -------------------------------
        ALLOCATION OF NET INCOME:

        9 3/8% Series A Cumulative Redeemable
            Preference Units                                    $        3,586   $         3,586
        9 1/8% Series B Cumulative Redeemable
            Preference Units                                             2,852             2,852
        9 1/8% Series C Cumulative Redeemable
            Preference Units                                             2,623             2,623
        8.60% Series D Cumulative Redeemable
            Preference Units                                             3,763             3,763
        Series E Cumulative Convertible Preference Units                 1,747             1,749
        9.65% Series F Cumulative Redeemable
            Preference Units                                             1,387             1,387
        7 1/4% Series G Convertible Cumulative
            Preference Units                                             5,732             5,732
        7.00% Series H Cumulative Convertible
            Preference Units                                                28                66
        8.82% Series I Cumulative Convertible
            Preference Units                                                 -             2,205
        8.60% Series J Cumulative Convertible
            Preference Units                                             2,451             2,472
        8.29% Series K Cumulative Redeemable
            Preference Units                                             1,036             1,036
        7.625% Series L Cumulative Redeemable
            Preference Units                                             1,906             1,906
                                                                  =============    ==============
        Cumulative Convertible or Redeemable Preference Units   $       27,111    $       29,377
                                                                  =============    ==============

4.       REAL ESTATE ACQUISITIONS

         On January 19, 2000, the Operating Partnership acquired Windmont Apartments, a 178-unit multifamily property located in Atlanta, GA, from an unaffiliated party for a purchase price of approximately $10.3 million. The cash portion of this transaction was partially funded from proceeds received from the disposition of one property and the remainder from working capital.

         On January 19, 2000, the Operating Partnership paid $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio (14 properties containing 2,995 units located in four states). The transaction was effective on January 1, 2000. Prior to January 1, 2000, the Operating Partnership accounted for this portfolio under the equity method of accounting. As a result of this additional ownership acquisition, the Operating Partnership acquired a controlling interest, and as such, now consolidates these properties for financial reporting purposes. The Operating Partnership recorded additional investments in real estate totaling $69.4 million in connection with this transaction.

5.       REAL ESTATE DISPOSITIONS

         During the quarter ended March 31, 2000, the Operating Partnership disposed of the nine properties listed below to unaffiliated parties. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $20 million.

                             ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (UNAUDITED)


   -------------------------------------------------------------------------------------------------------
                                                                                           DISPOSITION
                                                                              NUMBER          PRICE
   DATE DISPOSED   PROPERTY                      LOCATION                    OF UNITS     (IN THOUSANDS)
   -------------------------------------------------------------------------------------------------------
      02/04/00     Lakeridge at the Moors        Miami, FL                       175          $10,000
      02/09/00     Sonnet Cove I & II            Lexington, KY                   331           12,300
      02/25/00     Yuma Court                    Colorado Springs, CO             40            2,350
      02/25/00     Indigo Plantation             Daytona Beach, FL               304           14,200
      02/25/00     The Oaks of Lakebridge        Ormond Beach, FL                170            7,800
      03/23/00     Tanglewood                    Lake Oswego, OR                 158           10,750
      03/30/00     Preston Lake                  Tucker, GA                      320           17,325
      03/31/00     Cypress Cove                  Melbourne, FL                   326           18,800
   -------------------------------------------------------------------------------------------------------
                                                                               1,824          $93,525
   -------------------------------------------------------------------------------------------------------

         In addition, during the quarter ended March 31, 2000, the Operating Partnership sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of March 31, 2000, in addition to the Property that was subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into a separate agreement to acquire one multifamily property containing 332 units from an unaffiliated party. The Operating Partnership expects a purchase price of approximately $33.5 million.

         As of March 31, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of thirteen multifamily properties containing 4,141 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $207.4 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

7.       DEPOSITS - RESTRICTED

         Deposits-restricted as of March 31, 2000 primarily included the following:

              - a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements;
              - approximately $96.3 million held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of nine properties and earnest money deposits made for four additional acquisitions;
              - a good faith deposit in the amount of $4.5 million held in a third party escrow account for a mortgage financing transaction that closed during the quarter. These funds were refunded in April 2000;
              - approximately $34 million for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties; and
              -   approximately $6.1 million of other deposits.

                               ERP OPERATING LIMITED PARTNERSHIP
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)


8.       MORTGAGE NOTES PAYABLE

         As of March 31, 2000, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.1 billion encumbering 567 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $486.5 million) was approximately $4.9 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

         During the quarter ended March 31, 2000 the Operating Partnership:

              - recorded additional third-party mortgage debt totaling $65.1 million in connection with the consolidation of the Guilford portfolio on January 1, 2000 (see Note 4);
              - repaid the outstanding mortgage balances on three Properties in the aggregate amount of $12.8 million;
              - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million on March 20, 2000; and
              - settled on a $100 million forward starting swap and received $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in March 2000.

         As of March 31, 2000, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 3.15% to 10.13% at March 31, 2000. During the quarter ended March 31, 2000, the weighted average interest rate on the Operating Partnership's mortgage debt was 6.77%.

9.       NOTES

         The following tables summarize the Operating Partnership's unsecured note balances and certain interest rate and maturity date information as of and for the quarter ended March 31, 2000:


                                                                                       Weighted
              March 31, 2000                 Net Principal                             Average      Maturity Date
        (AMOUNTS ARE IN THOUSANDS)              Balance       Interest Rate Ranges   Interest Rate      Ranges
------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                        $ 2,062,438       6.150% - 9.375%        7.07%       2000 - 2026
Floating Rate Public Notes                          99,764           (1)                7.00%           2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        5.11%       2024 - 2029
                                            ----------------

Totals                                         $ 2,289,982
                                            ===============

         (1) As of March 31, 2000, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.75% at March 31, 2000 (reset annually in August).

         As of March 31, 2000, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion net of a $4.3 million discount and including a $6.5 million premium.

         As of March 31, 2000, the remaining unamortized balance of deferred settlement receipts and payments from treasury locks and interest rate protection agreements was $9.3 million and $3.3 million, respectively.

                   ERP OPERATING LIMITED PARTNERSHIP
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


10.      LINE OF CREDIT

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of March 31, 2000 no amounts were outstanding under this facility and $51.3 million was restricted on the line of credit. During the quarter ended March 31, 2000, the weighted average interest rate on the Operating Partnership's line of credit was 6.56%.

11.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

         The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.

                   ERP OPERATING LIMITED PARTNERSHIP
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


                                                                             QUARTER ENDED MARCH 31,
                                                                        ----------------------------------
                                                                             2000               1999
                                                                        ----------------------------------
                                                                        (Amounts in thousands except per
                                                                                OP Unit amounts)
NUMERATOR:

Income before gain on disposition of properties, net
    and allocation to Minority Interests and                                  $  88,192         $  79,264
    preference unit/interest distributions

Allocation to Minority Interests - Partially Owned Properties                        45                 -
Allocation to Junior Convertible Preference Units                                  (108)                -
Allocation to Cumulative Convertible Redeemable
  Preference Interests                                                           (1,169)                -
Allocation to Redeemable Preference Units                                       (27,111)          (29,377)
                                                                        ----------------------------------
Income before gain on disposition of properties, net                             59,849            49,887
Gain on disposition of properties, net                                           19,998            21,416
                                                                        ----------------------------------
Numerator for net income per OP Unit - basic                                     79,847            71,303

Effect of dilutive securities                                                         -                 -
                                                                        ----------------------------------

Numerator for net income per OP Unit - diluted                                $  79,847         $  71,303
                                                                        ==================================


DENOMINATOR:

Denominator for net income per OP Unit -  basic                                 140,264           132,165
Effect of dilutive securities:
    Dilution for OP Units issuable upon assumed exercise
      of the Company's stock options                                                422               568
                                                                        ----------------------------------

Denominator for net income per OP Unit - diluted                                140,686           132,733
                                                                        ==================================

Net income per OP Unit - basic                                                $    0.57         $    0.54
                                                                        ==================================

Net income per OP Unit - diluted                                              $    0.57         $    0.54
                                                                        ==================================

                   ERP OPERATING LIMITED PARTNERSHIP
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


                                                                      QUARTER ENDED MARCH 31,
                                                                 -----------------------------------
                                                                      2000                1999
                                                                 -----------------------------------
                                                                  (Amounts in thousands except per
                                                                          OP Unit amounts)
NET INCOME PER OP UNIT - BASIC:

Income before gain on disposition of properties, net
    per OP Unit - basic                                                 $   0.43           $   0.38

Gain on disposition of properties, net                                      0.14               0.16
                                                                 -----------------------------------

Net income per OP Unit - basic                                          $   0.57           $   0.54
                                                                 ===================================

NET INCOME PER OP UNIT - DILUTED:

Income before gain on disposition of properties, net
    per OP Unit - diluted                                               $   0.43           $   0.38

Gain on disposition of properties, net                                      0.14               0.16
                                                                 -----------------------------------

Net income per OP Unit - diluted                                        $   0.57           $   0.54
                                                                 ===================================


         CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 10,643,083 AND 13,123,062 WEIGHTED COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Operating Partnership funded a total of $48.4 million during the quarter ended March 31, 2000. During the remainder of 2000, the Operating

                   ERP OPERATING LIMITED PARTNERSHIP
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


Partnership expects to fund approximately $71.9 million in connection with these Properties. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of March 31, 2000, this enhancement was still in effect.

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the quarters ended March 31, 2000 and 1999.


                                                              RENTAL REAL       CORPORATE/
          MARCH 31, 2000 (AMOUNTS IN THOUSANDS)               ESTATE (1)        OTHER (2)       CONSOLIDATED
------------------------------------------------------------------------------------------------------------
Rental income                                              $    473,547        $       -      $    473,547
Property and maintenance expense                               (113,868)               -          (113,868)
Real estate tax and insurance expense                           (48,334)               -           (48,334)
Property management expense                                     (18,914)               -           (18,914)
                                                           -------------------------------------------------
Net operating income                                            292,431                -           292,431

Fee and asset management income                                       -            1,298             1,298
Interest income - investment in mortgage notes                        -            2,762             2,762
Interest and other income                                             -            7,803             7,803
Fee and asset management expense                                      -           (1,066)           (1,066)
Depreciation expense on non-real estate assets                        -           (1,567)           (1,567)
Interest expense:
    Expense incurred                                                  -          (95,111)          (95,111)
    Amortization of deferred financing costs                          -           (1,341)           (1,341)
General and administrative expense                                    -           (6,698)           (6,698)
Allocation to preference unit/interest holders                        -          (28,388)          (28,388)
Allocation to Minority Interests - Partially Owned
  Properties                                                          -               45                45
Adjustment for depreciation expense related
  to Unconsolidated and Partially Owned
  Properties                                                          -             (238)             (238)
                                                            ------------------------------------------------

Funds from operations available to OP Units                     292,431         (122,501)          169,930

Depreciation expense on real estate assets                     (110,319)               -          (110,319)
Gain on disposition of properties, net                           19,998                -            19,998
Adjustment for depreciation expense related
  to Unconsolidated and Partially Owned
  Properties                                                          -              238               238
                                                           -------------------------------------------------

Net income available to OP Unit holders                    $    202,110        $(122,263)     $      79,847
                                                           =================================================

Investment in real estate, net of
  accumulated depreciation                                 $ 11,065,344        $  16,781      $ 11,082,125
                                                           =================================================

Total assets                                               $ 11,094,527        $ 689,639      $ 11,784,166
                                                           =================================================

                   ERP OPERATING LIMITED PARTNERSHIP
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


                                                              RENTAL REAL       CORPORATE/
          MARCH 31, 1999 (AMOUNTS IN THOUSANDS)               ESTATE (1)        OTHER (2)       CONSOLIDATED
------------------------------------------------------------------------------------------------------------
Rental income                                                 $  406,062        $       -        $  406,062
Property and maintenance expense                                 (97,047)               -           (97,047)
Real estate tax and insurance expense                            (42,048)               -           (42,048)
Property management expense                                      (14,201)               -           (14,201)
                                                       -----------------------------------------------------
Net operating income                                             252,766                -           252,766

Fee and asset management income                                        -            1,234             1,234
Interest income - investment in mortgage notes                         -            2,895             2,895
Interest and other income                                              -            5,946             5,946
Fee and asset management expense                                       -             (867)             (867)
Depreciation expense on non-real estate assets                         -           (1,705)           (1,705)
Interest expense:
    Expense incurred                                                   -          (79,197)          (79,197)
    Amortization of deferred financing costs                           -             (845)             (845)
General and administrative expense                                     -           (5,767)           (5,767)
Allocation to preference unit/interest holders                         -          (29,377)          (29,377)
Adjustment for depreciation expense related
  to Unconsolidated Properties                                         -              276               276
                                                       -----------------------------------------------------

Funds from operations available to OP Units                      252,766         (107,407)          145,359

Depreciation expense on real estate assets                       (95,196)               -           (95,196)
Gain on disposition of properties, net                            21,416                -            21,416
Adjustment for depreciation expense related
  to Unconsolidated Properties                                         -             (276)             (276)
                                                       -----------------------------------------------------

  Net income available to OP Unit holders                     $  178,986        $(107,683)       $   71,303
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

14.      SUBSEQUENT EVENTS

         On April 5, 2000, the Operating Partnership acquired Alborada Apartments, a 442-unit multifamily property located in Fremont, CA, from an unaffiliated party for a total purchase price of $83.5 million.

                   ERP OPERATING LIMITED PARTNERSHIP
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


         On April 20, 2000, the Operating Partnership disposed of Village of Sycamore Ridge Apartments, a 114-unit multifamily property located in Memphis, TN, to an unaffiliated party for a total sales price of $5.2 million.

         On April 28, 2000, the Operating Partnership disposed of Towne Centre III & IV Apartments, 220-unit and 342-unit multifamily properties, respectively, located in Laurel, MD, to an unaffiliated party for a total sales price of $29.2 million. Mortgage debt on these two properties totaling $15.2 million ($5.9 million on Towne Centre III and $9.3 million on Towne Centre IV) was fully paid off using a portion of the proceeds from the disposition of both properties.

         On May 1, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units (also known as "Preference Interests") with an equity value of $21.0 million. Lexford Properties, L.P. received $20.5 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. The Series M-2 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         On May 1, 2000, the Operating Partnership repaid the outstanding mortgage balances on 51 separate Properties totaling $76.4 million.

         On May 2, 2000, EQR announced that it will redeem all of its issued and outstanding Series J Cumulative Convertible Preferred Shares of Beneficial Interest on June 2, 2000. At that time, the preferred shares will be redeemed for such number of common shares as are issuable at a conversion rate of 0.6136 of a common share of EQR for each Series J Preferred Share. At the same time, the Series J Preference Units will be redeemed for OP Units.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Operating Partnership has no further obligations under this agreement.

         On May 5, 2000, the Operating Partnership acquired an aggregate principal amount of $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. These preferred securities are indirectly convertible into WRP Newco common shares under certain circumstances.

         During the second quarter of 2000, the Company expects to close on its acquisition, in an all cash and debt transaction, of Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. Shareholders of Globe will receive $13.00 per share upon closing, which would approximate $62.4 million in cash based on the
4.8 million Globe shares currently outstanding. In addition, the Operating Partnership will assume approximately $66.4 million in debt. The acquisition does not require approval of the Company's shareholders but does require Globe shareholder approval.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's, and certain other entities, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

            Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     - alternative sources of capital to the Operating Partnership are higher than anticipated;
     - occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and
     - additional factors as discussed in Part I of the Annual Report on Form 10-K.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Acquired and Disposed Properties and related units for the periods presented:


                                               ACQUISITIONS                      DISPOSITIONS
                                     ---------------------------------- -------------------------------

                                        Number of          Number of       Number of       Number of
                    YEAR               Properties            Units         Properties       Units
         --------------------------- ---------------------------------- -------------------------------
                    1999                    366             35,450              36          7,886
                    2000                      1                178               9          1,824

         In addition, during the quarter ended March 31, 2000, the Operating Partnership sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

                      ERP OPERATING LIMITED PARTNERSHIP
                                   PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Operating Partnership's overall results of operations for the quarters ended March 31, 2000 and 1999 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1999 Acquired Properties, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties. The impact of the 1999 Acquired Properties, the 1999 Disposed Properties and the 2000 Disposed Properties are discussed in greater detail in the following paragraphs.

         Properties that the Operating Partnership owned for all of the quarter ended March 31, 2000 and March 31, 1999 (the "First Quarter 2000 Same Store Properties"), which represented 174,261 units, also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

   COMPARISON OF QUARTER ENDED MARCH 31, 2000 TO QUARTER ENDED MARCH 31, 1999

         For the quarter ended March 31, 2000, income before gain on disposition of properties, net and allocation to Minority Interests increased by $8.9 million when compared to the quarter ended March 31, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the First Quarter 2000 Same Store Properties, total revenues increased by approximately $14.4 million to $398.0 million or 3.75% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $2.6 million or 1.83%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance, building and insurance costs.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $4.7 million primarily due to the property management business obtained through the LFT Merger.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues and expenses increased slightly.

         Interest expense, including amortization of deferred financing costs, increased by approximately $16.4 million. This increase was primarily the result of an $813.5 million increase in the Operating Partnership's average indebtedness outstanding. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ending March 31, 2000 was 7.15% as compared to 7.04% for the quarter ended March 31, 1999.

                      ERP OPERATING LIMITED PARTNERSHIP
                                   PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million between the periods under comparison. This increase was primarily due to recording higher compensation expense related to the issuance of the Company's restricted shares. However, by gaining certain economies of scale with a much larger operation, these expenses as a percentage of total revenues were 1.38% for the quarter ended March 31, 2000 compared to 1.39% of total revenues for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2000, the Operating Partnership had approximately $29.1 million of cash and cash equivalents and $400 million available on its line of credit, of which $65.8 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at March 31, 2000 was approximately $72.5 million and the amount available on the Operating Partnership's line of credit was $700 million, of which $51.3 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first three months of 2000, the Operating Partnership:

     - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $147.7 million;
     - disposed of eleven properties (including the sale of the Operating Partnership's entire interest in two Unconsolidated Properties) and received net proceeds of $96.6 million;
     - issued approximately 0.1 million Common Shares and received net proceeds of $6.9 million; and
     - issued the 8.50% Series B and C Cumulative Convertible Redeemable Preference Units and received net proceeds of $64.3 million.

All of these proceeds were utilized to either:

     -   repay the line of credit;
     -   repay mortgage indebtedness on certain Properties;
     - provide funding for properties in the development and/or earnout stage including the joint venture agreements; and/or
     -   purchase one additional property.

During the quarter ended March 31, 2000, the Operating Partnership:

     - repaid approximately $12.8 million of mortgage indebtedness on three Properties;
     - settled on a $100 million interest rate protection agreement and received approximately $7.1 million in connection therewith. This amount is being amortized over the life of the financing

                      ERP OPERATING LIMITED PARTNERSHIP
                                   PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         for the eleven previously unencumbered Properties that occurred in March 2000;
     - funded $48.4 million related to the development, earnout and joint venture agreements;
     - purchased one Property for a total purchase price of approximately $10.3 million; and
     - funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio.

         As of March 31, 2000, the Operating Partnership had total indebtedness of approximately $5.4 billion, which included mortgage indebtedness of $3.1 billion (including premiums of $3.1 million), of which $837.4 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $2.2 million), of which $127.8 million represented tax-exempt bond indebtedness.

Subsequent to March 31, 2000 and through May 10, 2000, the Operating
Partnership:

     - repaid the outstanding mortgage balances on 53 Properties totaling approximately $91.6 million;
     -   disposed of three properties for a total sales price of $34.4 million;
     - acquired one property containing 442 units for a total purchase price of approximately $83.5 million; and
     - issued the 8.375% Series D Cumulative Convertible Redeemable Preference Units and received net proceeds of $20.5 million.

         During the remainder of 2000, the Operating Partnership expects to fund $71.9 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

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

         During the quarter ended March 31, 2000, total capital expenditures for the Operating Partnership approximated $28.2 million. Of this amount, approximately $5.2 million, or $58 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $6.6 million, or $53 per unit. Capital spent for replacement-type items approximated $12.1 million, or $57 per unit. In addition, approximately $2.7 million was spent on nine specific assets related to major renovations and repositioning of these assets. Also included in total capital expenditures was approximately $1.0 million expended for non-real estate additions such as computer software, computer equipment, and furniture

                      ERP OPERATING LIMITED PARTNERSHIP
                                   PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters, $0.3 million spent on commercial/other assets and $0.3 million spent on the Partially Owned Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 2000 are estimated to be approximately $90.0 million.

         Total distributions paid in April 2000 amounted to approximately $128.0 million, which included distributions declared for the quarter ended March 31, 2000.

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

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of May 10, 2000, $50.0 million was outstanding under this facility bearing interest at a weighted average interest rate of 6.42%.

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of May 10, 2000, this enhancement was still in effect.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Operating Partnership has no further obligations under this agreement.

         On May 5, 2000, the Operating Partnership acquired an aggregate principal amount of $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. These preferred securities are indirectly convertible into WRP Newco common shares under certain circumstances.

                      ERP OPERATING LIMITED PARTNERSHIP
                                   PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. However, as a result of this modification, no changes were required to the Operating Partnership's calculation of FFO for either the current or prior periods presented.

         The Operating Partnership believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ as a result of differences between the Operating Partnership's and other real estate company's accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

         Net income per OP Unit and FFO per OP Unit are presented giving affect to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

         For the quarter ended March 31, 2000, FFO available to OP Units increased by $24.6 million, or 16.9%, and FFO per OP Unit - diluted increased by $0.11, or 10.2%, when compared to the quarter ended March 31, 1999.

         The following is a reconciliation of net income to FFO available to OP Units for the quarters ended March 31, 2000 and 1999:

                      ERP OPERATING LIMITED PARTNERSHIP
                                   PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                                         QUARTER ENDED
                                                                          MARCH 31,
                                                                ------------------------------
                                                                    2000           1999
                                                                ------------------------------
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                                     $    108,235    $   100,680
Adjustments:
      Depreciation on real estate assets*                           110,081         95,472
      Gain on disposition of properties, net                        (19,998)       (21,416)
                                                                ------------    -----------
FFO                                                                 198,318        174,736
Allocation to preference unit/interest holders                      (28,388)       (29,377)
                                                                ------------    -----------
FFO available to OP Units                                      $    169,930    $   145,359
                                                                ============    ===========

Weighted average OP Units outstanding - basic                       140,264        132,165
                                                                ============    ===========

FFO per OP Unit - basic                                        $       1.21    $      1.10
                                                                ============    ===========

FFO per OP Unit - diluted                                      $       1.19    $      1.08
                                                                ============    ===========

* Includes $105,000 and $276,000 related to the Operating Partnership's share of depreciation from Unconsolidated Properties for the quarters ended March 31, 2000 and 1999, respectively. Excludes $343,000 related to the minority interests' share of depreciation from Partially Owned Properties for the quarter ended March 31, 2000.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges
27       Financial Data Schedule

(B)      Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ERP OPERATING LIMITED PARTNERSHIP
                        BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                            ITS GENERAL PARTNER


Date: May 12, 2000        By:    /s/          Bruce  C. Strohm
      ------------                   ---------------------------------------
                                              Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                               and Secretary

Date: May 12, 2000        By:    /s/          Michael J. McHugh
     -------------                   ---------------------------------------
                                              Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                            Officer and Treasurer