Form 10-Q
period 2000-06-30
ERP OPERATING LTD PARTNERSHIP
filed 2000-08-11
CIK 931182

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      --      --

                       ERP OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     JUNE 30,     DECEMBER 31,
                                                                       2000            1999
                                                                    -----------   -----------
ASSETS
Investment in real estate
     Land                                                           $ 1,534,812   $ 1,550,378
     Depreciable property                                            10,462,309    10,670,550
     Construction in progress                                            28,755        18,035
                                                                    -----------   -----------
                                                                     12,025,876    12,238,963
     Accumulated depreciation                                        (1,208,331)   (1,070,487)
                                                                    -----------   -----------
Investment in real estate, net of accumulated depreciation           10,817,545    11,168,476

Real estate held for disposition                                         55,997        12,868
Cash and cash equivalents                                               237,066        29,117
Investment in mortgage notes, net                                        81,777        84,977
Rents receivable                                                          1,408         1,731
Deposits - restricted                                                   150,579       111,270
Escrow deposits - mortgage                                               73,008        75,328
Deferred financing costs, net                                            31,784        33,968
Other assets                                                            297,579       197,954
                                                                    -----------   -----------
       TOTAL ASSETS                                                 $11,746,743   $11,715,689
                                                                    ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgage notes payable                                         $ 2,987,921   $ 2,883,583
     Notes, net                                                       2,289,680     2,290,285
     Line of credit                                                           -       300,000
     Accounts payable and accrued expenses                              119,214       102,955
     Accrued interest payable                                            47,182        44,257
     Rents received in advance and other liabilities                     71,509        74,196
     Security deposits                                                   39,077        39,687
     Distributions payable                                              127,594        18,813
                                                                    -----------   -----------
       TOTAL LIABILITIES                                              5,682,177     5,753,776
                                                                    -----------   -----------
COMMITMENTS AND CONTINGENCIES

Minority Interests - Partially Owned Properties                           2,891             -
                                                                    -----------   -----------
Partners' capital:
    Junior Convertible Preference Units                                   7,896         7,896
                                                                    -----------   -----------
    Cumulative Convertible Redeemable Preference Interests              127,000        40,000
                                                                    -----------   -----------
    Cumulative Convertible or Redeemable Preference Units             1,193,053     1,310,266
                                                                    -----------   -----------
          General Partner                                             4,334,632     4,194,668
          Limited Partners                                              399,094       409,083
                                                                    -----------   -----------
    Total General Partner and Limited Partners capital                4,733,726     4,603,751
                                                                    -----------   -----------
          TOTAL PARTNERS' CAPITAL                                     6,061,675     5,961,913
                                                                    -----------   -----------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $11,746,743   $11,715,689
                                                                    ===========   ===========

                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED                QUARTER ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                  --------------------------     --------------------------
                                                                     2000            1999           2000          1999
                                                                  --------------------------     --------------------------
      REVENUES
         Rental income                                             $952,740       $819,178       $479,193       $413,116
         Fee and asset management                                     2,632          2,414          1,334          1,180
         Interest income-investment in mortgage notes                 5,499          5,644          2,737          2,749
         Interest and other income                                   17,652         11,123          9,849          5,177
                                                                    --------       --------       --------       --------
              Total revenues                                        978,523        838,359        493,113        422,222
                                                                    --------       --------       --------       --------
      EXPENSES
         Property and maintenance                                   227,845        196,865        113,977         99,818
         Real estate taxes and insurance                             95,001         84,515         46,667         42,467
         Property management                                         37,760         27,973         18,846         13,772
         Fee and asset management                                     2,102          1,624          1,036            757
         Depreciation                                               224,512        197,134        112,626        100,233
         Interest:
            Expense incurred                                        190,263        158,499         95,152         79,302
            Amortization of deferred financing costs                  2,703          1,661          1,362            816
         General and administrative                                  13,216         10,714          6,518          4,947
                                                                    --------       --------       --------       --------
              Total expenses                                        793,402        678,985        396,184        342,112
                                                                    --------       --------       --------       --------

      Income before gain on disposition of properties, net,
           extraordinary item and allocation to Minority Interests  185,121        159,374         96,929         80,110
      Gain on disposition of properties, net                         87,652         45,807         67,654         24,391
      Loss on early extinguishment of debt                                -           (451)             -           (451)
      Allocation to Minority Interests - Partially
           Owned Properties                                             157              -            112              -
                                                                    --------       --------       --------       --------
      Net income                                                   $272,930       $204,730       $164,695       $104,050
                                                                    ========       ========       ========       ========

      ALLOCATION OF NET INCOME:

      Junior Convertible Preference Units                          $    218       $      -       $    110       $      -
                                                                    ========       ========       ========       ========
      Cumulative Convertible Redeemable Preference Interests       $  3,667       $      -       $  2,498       $      -
                                                                    ========       ========       ========       ========
      Cumulative Convertible or Redeemable Preference Units        $ 51,769       $ 57,111         24,658       $ 27,734
                                                                    ========       ========       ========       ========
      General Partner                                              $198,144       $133,105       $125,393       $ 68,928
      Limited Partners                                               19,132         14,514         12,036          7,388
                                                                    --------       --------       --------       --------
      Net income available to OP Unit holders                      $217,276       $147,619       $137,429       $ 76,316
                                                                    ========       ========       ========       ========
      Weighted average OP Units outstanding - basic                 140,850        132,826        141,436        133,478
                                                                    ========       ========       ========       ========
      Net income per OP Unit - basic                               $   1.54       $   1.11       $   0.97       $   0.57
                                                                    ========       ========       ========       ========
      Net income per OP Unit - diluted                             $   1.54       $   1.11       $   0.96       $   0.57
                                                                    ========       ========       ========       ========

                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------------
                                                                                          2000               1999
                                                                                    ----------------------------------
      Net income                                                                        $ 272,930       $ 204,730
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
      OPERATING ACTIVITIES:
       Allocation to Minority Interests - Partially Owned Properties                         (157)              -
       Depreciation                                                                       224,512         197,134
       Amortization of deferred financing costs                                             2,703           1,661
       Amortization of discounts and premiums on debt                                      (1,153)         (1,172)
       Amortization of deferred settlements on interest rate protection
            agreements                                                                        246             513
       Gain on disposition of properties, net                                             (87,652)        (45,807)
       Compensation paid with Company Common Shares                                         2,845               -

      CHANGES IN ASSETS AND LIABILITIES:
          Decrease in rents receivable                                                        535           3,428
          (Increase) in deposits - restricted                                              (3,510)         (4,342)
          (Increase) decrease in other assets                                              (1,808)         51,052
          Increase in accounts payable and accrued expenses                                16,769           6,936
          Increase (decrease) in accrued interest payable                                     818          (1,176)
          (Decrease) increase in rents received in advance and other liabilities           (5,378)          6,411
          (Decrease) in security deposits                                                    (803)         (1,577)
                                                                                        ---------       ---------
        Net cash provided by operating activities                                         420,897         417,791
                                                                                        ---------       ---------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in real estate, net                                                   (143,680)       (200,613)
        Improvements to real estate                                                       (58,360)        (55,783)
        Additions to non-real estate property                                              (2,399)         (3,640)
        Interest capitalized for real estate under construction                              (480)           (943)
        Proceeds from disposition of real estate, net                                     219,409         125,150
        Principal receipts on investment in mortgage notes                                  3,200           2,159
        (Increase) decrease in deposits on real estate acquisitions, net                  (35,854)          2,961
        Decrease in mortgage deposits                                                       2,461             131
        Investment in joint ventures, net                                                 (84,875)        (44,314)
        Investment in limited partnerships and other, net                                    (449)              -
        Proceeds from disposition of Unconsolidated Properties, net                         4,400               -
        Purchase of management contract rights                                               (779)           (285)
        Costs related to Mergers                                                           (4,261)         (4,002)
        Other investing activities, net                                                   (11,827)            603
                                                                                        ---------       ---------
        Net cash (used for) investing activities                                         (113,494)       (178,576)
                                                                                        ---------       ---------

                             SEE ACCOMPANYING NOTES

                       ERP OPERATING LIMITED PARTNERSHIP

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------------
                                                                                          2000                1999
                                                                                     -----------------------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan and bond acquisition costs                                                  $  (2,005)         $  (2,055)
      MORTGAGE NOTES PAYABLE:
          Proceeds, net                                                                  378,318             62,885
          Lump sum payoffs                                                              (104,484)           (54,231)
          Scheduled principal payments                                                   (14,126)            (8,400)
      NOTES, NET:
          Proceeds                                                                             -            298,014
          Payoffs                                                                              -           (125,000)
      LINES OF CREDIT:
          Proceeds                                                                       162,000            689,000
          Repayments                                                                    (462,000)          (894,000)
      Loss on early extinguishment of debt                                                     -                451
      Proceeds from settlement of interest rate protection agreements                      7,055                  -
      Capital contributions from General Partner, net                                     13,983             29,619
      Proceeds from sale of preference units/interests, net                               84,825                  -
      DISTRIBUTIONS:
          General and Limited Partners                                                  (107,078)           (94,326)
          Preference units/interests                                                     (55,444)           (57,111)
          Minority Interests - Partially Owned Properties                                   (617)                 -
      Principal receipts on employee notes, net                                              119                 95
      Principal receipts on other notes receivable, net                                        -              7,375
                                                                                       ---------          ---------
        Net cash (used for) financing activities                                         (99,454)          (147,684)
                                                                                       ---------          ---------
      Net increase in cash and cash equivalents                                          207,949             91,531
      Cash and cash equivalents, beginning of period                                      29,117              3,965
                                                                                       ---------          ---------
      Cash and cash equivalents, end of period                                         $ 237,066          $  95,496
                                                                                       =========          =========
      SUPPLEMENTAL INFORMATION:
      Cash paid during the period for interest                                         $ 190,854          $ 161,277
                                                                                       =========          =========
      Transfers to real estate held for disposition                                    $  55,997          $  32,844
                                                                                       =========          =========
      Net real estate contributed in exchange for OP Units or Junior
      Convertible Preference Units                                                     $     636          $  14,183
                                                                                       =========          =========
      Mortgage loans assumed and/or entered into through acquisitions of real estate   $       -          $  58,320
                                                                                       =========          =========
      Mortgage loans assumed by purchaser in real estate dispositions                  $(220,000)         $       -
                                                                                       =========          =========
      Refinancing of mortgage notes payable in favor of notes, net                     $       -          $  75,790
                                                                                       =========          =========
      Mortgage loans assumed through consolidation of Partially Owned Properties       $  65,095          $       -
                                                                                       =========          =========
      Net liabilities assumed through consolidation of Partially Owned Properties      $     792          $       -
                                                                                       =========          =========

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

         The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of June 30, 2000, the Operating Partnership owned or had interests in a portfolio of 1,053 multifamily properties containing 224,383 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        Number of         Number of
                                       Properties           Units
  ---------------------------------- ---------------- -----------------
  Wholly Owned Properties                    951           206,783
  Partially Owned Properties                  14             2,995
  Unconsolidated Properties                   88            14,605
                                     ---------------- -----------------
  Total Properties                         1,053           224,383
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

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the six months and quarter ended June 30, 2000 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

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

3.       PARTNERS' CAPITAL

         The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the six months ended June 30, 2000:

------------------------------------------------------------------------ ---------------
                                                                              2000
------------------------------------------------------------------------ ---------------
Operating Partnership's OP Units outstanding at January 1,                  139,934,540

ISSUED TO GENERAL PARTNER:
Conversion of Series E Preferred Shares                                           2,333
Conversion of Series H Preferred Shares                                          61,628
Conversion of Series J Preferred Shares                                       2,822,012
Employee Share Purchase Plan                                                    110,373
Dividend Reinvestment - DRIP Plan                                                 9,917
Share Purchase - DRIP Plan                                                        7,778
Exercise of options                                                             240,886
Restricted share grants, net                                                    232,161

ISSUED TO LIMITED PARTNERS:
Issuance through acquisitions                                                    17,088
------------------------------------------------------------------------ ---------------
OPERATING PARTNERSHIP'S OP UNITS OUTSTANDING AT JUNE 30,                    143,438,716
------------------------------------------------------------------------ ---------------

         As of June 30, 2000, OP Units outstanding totaled 143,438,716. The limited partners of the Operating Partnership as of June 30, 2000 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,258,530 OP Units. As of June 30, 2000, EQR (as the general partner) had an approximate 91.45% interest and the Limited Partners had an approximate 8.55% interest in the Operating Partnership.

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

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The Guilford portfolio properties (see further discussion in Note 4) are controlled and partially owned by the Operating Partnership but have partners with minority interests. Effective January 1, 2000, the Operating Partnership has included 100% of the financial condition and results of operations of these Partially Owned Properties in the Consolidated Financial Statements due to an increased ownership interest in these properties. The equity interests of the unaffiliated partners are reflected as Minority Interests - Partially Owned Properties.

         The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of June 30, 2000 and December 31, 1999:

-------------------------------------------------------------- ------------ ---------------------------
                                                                               AMOUNTS ARE IN THOUSANDS
                                                                            ---------------------------
                                                                  ANNUAL
                                                                  DIVIDEND
                                                                  RATE PER      JUNE        DECEMBER
                                                                  UNIT (1)    30, 2000      31, 1999
-------------------------------------------------------------- ------------ ------------ --------------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units; liquidation        $5.469344      $ 7,712        $ 7,712
   value $100 per unit; 77,123 units issued and outstanding
   at June 30, 2000 and December 31, 1999

Series B Junior Convertible Preference Units; liquidation        $2.000000          184            184
   value $25 per unit; 7,367 units issued and outstanding at
   June 30, 2000 and December 31, 1999
-------------------------------------------------------------- ------------ ------------ --------------
                                                                                $ 7,896        $ 7,896
-------------------------------------------------------------- ------------ ------------ --------------

(1) Dividends on both series of Junior Convertible Preference Units are payable quarterly at various pay dates.

         On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units (collectively known as "Preference Interests") with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series B Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

         On March 23, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units with an equity value of $11.0 million. Lexford Properties, L.P. received $10.7 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

         On May 1, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million. Lexford Properties, L.P. received $20.5 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


the Company. The Series M-2 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         The following table presents Lexford Properties, L.P.'s issued and outstanding Preference Interests as of June 30, 2000 and December 31, 1999:

------------------------------------------------------------------- ------------- --------------------------
                                                                                    AMOUNTS ARE IN THOUSANDS
                                                                                  --------------------------
                                                                        ANNUAL
                                                                       DIVIDEND
                                                                       RATE PER       JUNE        DECEMBER
                                                                       UNIT (1)     30, 2000      31, 1999
------------------------------------------------------------------- ------------- ------------ -------------
Preference Interests:

 8.00% Series A Cumulative Convertible Redeemable Preference             $4.0000     $ 40,000      $ 40,000
   Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at June 30, 2000 and December 31, 1999

 8.50% Series B Cumulative Convertible Redeemable Preference             $4.2500       55,000             -
   Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at June 30, 2000

 8.50% Series C Cumulative Convertible Redeemable Preference             $4.2500       11,000             -
   Units; liquidation value $50 per unit; 220,000 units issued and outstanding at June 30, 2000

 8.375% Series D Cumulative Convertible Redeemable Preference
   Units; liquidation value $50 per unit; 420,000
   units issued and outstanding at June 30, 2000                         $4.1875       21,000             -

------------------------------------------------------------------- ------------- ------------ -------------
                                                                                     $127,000      $ 40,000
------------------------------------------------------------------- ------------- ------------ -------------

(1) Dividends on all series of Preference Interests are payable quarterly at various pay dates.

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of June 30, 2000 and December 31, 1999:

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------- ------------- -------------------------
                                                                                     AMOUNTS ARE IN THOUSANDS
                                                                                   -------------------------
                                                                         ANNUAL
                                                                        DIVIDEND
                                                                        RATE PER       JUNE       DECEMBER
                                                                        UNIT (1)     30, 2000     31, 1999
-------------------------------------------------------------------- ------------- ------------ ------------
Cumulative Convertible or Redeemable Preference Units:

 9 3/8% Series A Cumulative Redeemable Preference Units; liquidation     $2.34375    $ 153,000    $ 153,000
     value $25 per unit; 6,120,000 units issued and outstanding at
     June 30, 2000 and December 31, 1999

 9 1/8% Series B Cumulative Redeemable Preference Units; liquidation    $22.81252      125,000      125,000
     value $250 per unit; 500,000 units issued and outstanding at
     June 30, 2000 and December 31, 1999

 9 1/8% Series C Cumulative Redeemable Preference Units; liquidation    $22.81252      115,000      115,000
     value $250 per unit; 460,000 units issued and outstanding
     at June 30, 2000 and December 31, 1999

 8.60% Series D Cumulative Redeemable Preference Units; liquidation     $21.50000      175,000      175,000
     value $250 per unit; 700,000 units issued and outstanding
     at June 30, 2000 and December 31, 1999

 Series E Cumulative Convertible Preference Units; liquidation value     $1.75000       99,745       99,850
     $25  per  unit; 3,989,800 and 3,994,000 units issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively

 9.65% Series F Cumulative Redeemable Preference Units; liquidation      $2.41250       57,500       57,500
     value $25 per unit; 2,300,000 units issued and outstanding at
     June 30, 2000 and December 31, 1999

 7 1/4% Series G Convertible Cumulative Preference Units; liquidation   $18.12500      316,250      316,250
     value $250 per unit; 1,265,000 units issued and outstanding at
     June 30, 2000 and December 31, 1999

 7.00% Series H Cumulative Convertible Preference Units; liquidation     $1.75000        1,558        3,686
     value $25 per unit; 62,324 and 147,452 units issued and outstanding at June 30, 2000 and December 31, 1999, respectively

 8.60% Series J Cumulative Convertible Preference Units; liquidation     $2.15000            -      114,980
     value $25 per unit; 0 and 4,599,200 units issued and outstanding at June 30, 2000 and December 31, 1999, respectively (2)

 8.29% Series K Cumulative Redeemable Preference Units; liquidation      $4.14500       50,000       50,000
     value $50 per unit; 1,000,000 units issued and outstanding at
     June 30, 2000 and December 31, 1999

 7.625% Series L Cumulative Redeemable Preference Units; liquidation     $1.90625      100,000      100,000
     value $25 per unit; 4,000,000 units issued and outstanding at
     June 30, 2000 and December 31, 1999
-------------------------------------------------------------------- ------------- ------------ ------------
                                                                                    $1,193,053   $1,310,266

-------------------------------------------------------------------- ------------- ------------ ------------

(1) Dividends on all series of preference units are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are preference unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

(2) On June 2, 2000, the Operating Partnership redeemed all of its remaining issued and outstanding Series J Cumulative Convertible Preference Units in conjunction with the conversion of the Series J Preferred Shares of EQR.

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the quarters ended June 30, 2000 and 1999 (AMOUNTS ARE IN THOUSANDS):

                                                                         SIX MONTHS ENDED                QUARTER ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                     --------------------------    ---------------------------
                                                                        2000           1999           2000            1999
                                                                     --------------------------    ---------------------------
               ALLOCATION OF NET INCOME:

               9 3/8% Series A Cumulative Redeemable
                   Preference Units                                    $ 7,172        $ 7,172        $ 3,586        $ 3,586
               9 1/8% Series B Cumulative Redeemable
                   Preference Units                                      5,703          5,703          2,851          2,852
               9 1/8% Series C Cumulative Redeemable
                   Preference Units                                      5,247          5,247          2,624          2,623
               8.60% Series D Cumulative Redeemable
                   Preference Units                                      7,526          7,526          3,763          3,763
               Series E Cumulative Convertible Preference Units          3,491          3,497          1,744          1,749
               9.65% Series F Cumulative Redeemable
                   Preference Units                                      2,774          2,774          1,387          1,387
               7 1/4% Series G Convertible Cumulative
                   Preference Units                                     11,464         11,464          5,732          5,732
               7.00% Series H Cumulative Convertible
                   Preference Units                                         55            131             27             66
               8.82% Series I Cumulative Convertible
                   Preference Units                                          -          2,767              -            562
               8.60% Series J Cumulative Convertible
                   Preference Units                                      2,451          4,944              -          2,472
               8.29% Series K Cumulative Redeemable
                   Preference Units                                      2,073          2,073          1,037          1,036
               7.625% Series L Cumulative Redeemable
                   Preference Units                                      3,813          3,813          1,907          1,906
                                                                       -------        -------        -------        -------
               Cumulative Convertible or Redeemable
                   Preference Units                                    $51,769        $57,111        $24,658        $27,734
                                                                       =======        =======        =======        =======

4.       REAL ESTATE ACQUISITIONS

         During the six months ended June 30, 2000 the Operating Partnership acquired the three Properties listed below from unaffiliated parties. The cash portion of these transactions was funded from proceeds received from the disposition of properties and working capital.

--------------- --------------------------------- ------------------------------ -------------- ------------------
                                                                                                    PURCHASE
     DATE                                                                           NUMBER OF        PRICE
   ACQUIRED     PROPERTY                          LOCATION                           UNITS       (IN THOUSANDS)
--------------- --------------------------------- ------------------------------ -------------- ------------------
   01/19/00     Windmont                          Atlanta, GA                          178          $ 10,310
   04/05/00     Alborada                          Fremont, CA                          442            83,500
   06/30/00     Jefferson at Wyndham Lakes        Coral Springs, FL                    332            33,340
--------------- --------------------------------- ------------------------------ -------------- ------------------
                                                                                       952          $127,150
--------------- --------------------------------- ------------------------------ -------------- ------------------

         On January 19, 2000, the Operating Partnership paid $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio (14 properties containing 2,995 units located in four states). The transaction was effective on January 1, 2000. Prior to January 1, 2000, the Operating Partnership

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

accounted for this portfolio under the equity method of accounting. As a result of this additional ownership acquisition, the Operating Partnership acquired a controlling interest, and as such, now consolidates these properties for financial reporting purposes. The Operating Partnership recorded additional investments in real estate totaling $69.4 million in connection with this transaction.

5.       REAL ESTATE DISPOSITIONS

         During the six months ended June 30, 2000, the Operating Partnership disposed of the fourteen properties listed below to unaffiliated parties. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $38.1 million.

   --------------- --------------------------------- ------------------------- ----------- -------------------
                                                                                               DISPOSITION
        DATE                                                                      NUMBER          PRICE
      DISPOSED     PROPERTY                          LOCATION                   OF UNITS       (IN THOUSANDS)
   --------------- --------------------------------- ------------------------- ----------- -------------------
      02/04/00     Lakeridge at the Moors            Miami, FL                     175           $ 10,000
      02/09/00     Sonnet Cove I & II                Lexington, KY                 331             12,300
      02/25/00     Yuma Court                        Colorado Springs, CO           40              2,350
      02/25/00     Indigo Plantation                 Daytona Beach, FL             304             14,200
      02/25/00     The Oaks of Lakebridge            Ormond Beach, FL              170              7,800
      03/23/00     Tanglewood                        Lake Oswego, OR               158             10,750
      03/30/00     Preston Lake                      Tucker, GA                    320             17,325
      03/31/00     Cypress Cove                      Melbourne, FL                 326             18,800
      04/20/00     Village of Sycamore Ridge         Memphis, TN                   114              5,200
      04/28/00     Towne Centre III & IV             Laurel, MD                    562             29,244
      05/11/00     3000 Grand                        Des Moines, IA                186              9,625
      06/14/00     Villa Madeira                     Scottsdale, AZ                332             17,500
   --------------- --------------------------------- ------------------------- ----------- -------------------
                                                                                 3,018           $155,094
   --------------- --------------------------------- ------------------------- ----------- -------------------

         Also, on June 30, 2000, the Operating Partnership entered into two separate joint ventures with an unaffiliated party. At closing, the Company sold and/or contributed twenty-one wholly owned properties containing 5,211 units in eight states valued at $303.4 million to the joint ventures encumbered with $220 million in mortgage loans obtained on June 26, 2000 (see further discussion in Note 8). The unaffiliated party acquired a 75% interest in the joint ventures while the Operating Partnership retained a 25% interest along with the right to manage the properties. The Operating Partnership will account for its 25% interest in the joint ventures under the equity method of accounting. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $49.6 million.

         In addition, during the six months ended June 30, 2000, the Operating Partnership sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of June 30, 2000, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to acquire two multifamily property containing 560 units from unaffiliated parties. The Operating Partnership expects a combined purchase price of approximately $35.3 million, including the assumption of mortgage indebtedness of approximately $27.1 million.

         As of June 30, 2000, in addition to the Properties that were subsequently disposed of as discussed in

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note 14 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of eighteen multifamily properties containing 4,414 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $222.5 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

7.       DEPOSITS - RESTRICTED

         Deposits-restricted as of June 30, 2000 primarily included the following:

         - deposits in the amount of $29.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;

         - approximately $76.0 million held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of sixteen properties and earnest money deposits made for nine additional acquisitions;

         - approximately $32.9 million for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties; and

         -        approximately $12.2 million of other deposits.

8.       MORTGAGE NOTES PAYABLE

         As of June 30, 2000, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.0 billion encumbering 514 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $525.9 million) was approximately $4.7 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

         During the six months ended June 30, 2000 the Operating Partnership:

         - recorded additional third-party mortgage debt totaling $65.1 million in connection with the consolidation of the Guilford portfolio on January 1, 2000 (see Note 4);

         - repaid the outstanding mortgage balances on fifty-six Properties in the aggregate amount of $104.5 million;

         - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million on March 20, 2000;

         - settled on a $100 million forward starting swap and received $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in March 2000; and

         - obtained new mortgage financings on twenty-one previously unencumbered properties in the amount of $220 million on June 26, 2000. These mortgage loans were assumed by the joint ventures that closed on June 30, 2000 (see Note 5).

         As of June 30, 2000, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 4.00% to 10.67% at June 30, 2000. During the six months ended June 30, 2000, the weighted average interest rate on the Operating Partnership's mortgage debt was 7.33%.

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.       NOTES

         The following tables summarize the Operating Partnership's unsecured note balances and certain interest rate and maturity date information as of and for the six months ended June 30, 2000:

                                                                                       Weighted
               June 30, 2000                  Net Principal        Interest Rate       Average     Maturity Date
        (AMOUNTS ARE IN THOUSANDS)               Balance             Ranges         Interest Rate      Ranges
------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                        $ 2,062,118       6.150% - 9.375%        7.07%       2000 - 2026
Floating Rate Public Notes                          99,782             (1)              7.09%           2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        5.10%       2024 - 2029
                                            -------------------                     ---------------

Totals                                         $ 2,289,680                              6.97%
                                            ===================                     ===============

         (1) As of June 30, 2000, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.75% at June 30, 2000 (reset annually in August).

         As of June 30, 2000, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion net of a $4.1 million discount and including a $6.0 million premium.

         As of June 30, 2000, the remaining unamortized balance of deferred settlement receipts and payments from treasury locks and interest rate protection agreements was $9.1 million and $2.9 million, respectively.

10.      LINE OF CREDIT

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of June 30, 2000, no amounts were outstanding under this facility and $51.4 million was restricted on the line of credit. During the six months ended June 30, 2000, the weighted average interest rate on the Operating Partnership's line of credit was 6.58%.

11.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

         The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,               QUARTER ENDED JUNE 30,
                                                               ---------------------------------     -----------------------------
                                                                    2000              1999                2000              1999
                                                               ---------------------------------     -----------------------------
                                                                            (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT AMOUNTS)
     NUMERATOR:
     Income before gain on disposition of properties, net,
       extraordinary item, allocation to Minority
       Interests and preference                                   $ 185,121         $ 159,374         $  96,929         $  80,110
       unit/interest distributions

     Allocation to Minority Interests - Partially Owned
       Properties                                                       157                 -               112                 -
     Allocation to Junior Convertible Preference Units                 (218)                -              (110)                -
     Allocation to Cumulative Convertible Redeemable
       Preference Interests                                          (3,667)                -            (2,498)                -
     Allocation to Redeemable Preference Units                      (51,769)          (57,111)          (24,658)          (27,734)
                                                                  ---------         ---------        ----------         ---------

     Income before gain on disposition of properties, net
       and extraordinary item                                       129,624           102,263            69,775            52,376

     Gain on disposition of properties, net                          87,652            45,807            67,654            24,391
     Loss on early extinguishment of debt                                 -              (451)                -              (451)
                                                                  ---------         ---------        ----------         ---------

     Numerator for net income per OP Unit - basic                   217,276           147,619           137,429            76,316

     Effect of dilutive securities:
       Distributions to convertible preference
         units/interests                                                267                 -             3,526                 -
                                                                  ---------         ---------        ----------         ---------

     Numerator for net income per OP Unit - diluted               $ 217,543         $ 147,619         $ 140,955         $  76,316
                                                                  =========         =========         =========         =========

     DENOMINATOR:
     Denominator for net income per OP Unit - basic                 140,850           132,826           141,436           133,478

     Effect of dilutive securities:
       Dilution for OP Units issuable upon assumed
         exercise of the Company's stock options                        579               742               770               908
       Convertible preference units/interests                           204                 -             4,304                 -
                                                                  ---------         ---------        ----------         ---------

     Denominator for net income per OP Unit - diluted               141,633           133,568           146,510           134,386
                                                                  =========         =========        ==========         =========

     Net income per OP Unit - basic                               $    1.54         $    1.11         $    0.97         $    0.57
                                                                  =========         =========        ==========         =========

     Net income per OP Unit - diluted                             $    1.54         $    1.11         $    0.96         $    0.57
                                                                  =========         =========        ==========         =========


                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,    QUARTER ENDED JUNE 30,
                                                              -------------------------    -----------------------
                                                                 2000         1999         2000         1999
                                                              -------------------------    -----------------------
                                                              (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT AMOUNTS)
     NET INCOME PER OP UNIT - BASIC:
     Income before gain on disposition of properties, net
        and extraordinary item per OP Unit - basic               $0.92        $0.77        $0.49        $0.39
     Gain on disposition of properties, net                       0.62         0.34         0.48         0.18
     Loss on early extinguishment of debt                            -            -            -            -
                                                                 -----        -----        -----        -----

     Net income per OP Unit - basic                              $1.54        $1.11        $0.97        $0.57
                                                                 =====        =====        =====        =====


     NET INCOME PER OP UNIT - DILUTED:
     Income before gain on disposition of properties, net
        and extraordinary item per OP Unit - diluted             $0.92        $0.77        $0.50        $0.39
     Gain on disposition of properties, net                       0.62         0.34         0.46         0.18
     Loss on early extinguishment of debt                            -            -            -            -
                                                                 -----        -----        -----        -----

     Net income per OP Unit - diluted                            $1.54        $1.11        $0.96        $0.57
                                                                 =====        =====        =====        =====


CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 9,970,878 AND 12,761,757 WEIGHTED COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, AND 5,402,779 AND 12,404,422 WEIGHTED COMMON SHARES FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

                  In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Operating Partnership funded a total of $91.7 million during the six months ended June 30, 2000. During the remainder of 2000, the Operating Partnership expects to fund approximately $63.8 million in connection with these Properties. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

                  Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership had agreed to purchase up to 1,000,000 shares of WRP Newco Series A

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Preferred at $25.00 per share on a standby basis over a three-year period ending on May 31, 2000. This agreement was terminated on May 5, 2000, and, as such, the Operating Partnership has no further obligations under this agreement.

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of June 30, 2000, this enhancement was still in effect.

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the six months and quarter ended June 30, 2000 and net income for the six months and quarter ended June 30, 1999.

                SIX MONTHS ENDED JUNE 30, 2000                  RENTAL REAL       CORPORATE/
                    (AMOUNTS IN THOUSANDS)                      ESTATE (1)        OTHER (2)       CONSOLIDATED
  --------------------------------------------------------------------------------------------------------------------
     Rental income                                             $    952,740          $         -         $    952,740
     Property and maintenance expense                              (227,845)                   -             (227,845)
     Real estate tax and insurance expense                          (95,001)                   -              (95,001)
     Property management expense                                    (37,760)                   -              (37,760)
                                                               ------------         ------------         ------------
     Net operating income                                           592,134                    -              592,134

     Fee and asset management income                                      -                2,632                2,632
     Interest income - investment in mortgage notes                       -                5,499                5,499
     Interest and other income                                            -               17,652               17,652
     Fee and asset management expense                                     -               (2,102)              (2,102)
     Depreciation expense on non-real estate assets                       -               (3,157)              (3,157)
     Interest expense:
         Expense incurred                                                 -             (190,263)            (190,263)
         Amortization of deferred financing costs                         -               (2,703)              (2,703)
     General and administrative expense                                   -              (13,216)             (13,216)
     Allocation to preference unit/interest holders                       -              (55,654)             (55,654)
     Allocation to Minority Interests - Partially Owned
       Properties                                                         -                  157                  157
     Adjustment for depreciation expense related to
       Unconsolidated and Partially Owned Properties                      -                 (491)                (491)
                                                               ------------         ------------         ------------

     Funds from operations available to OP Units                    592,134             (241,646)             350,488

     Depreciation expense on real estate assets                    (221,355)                   -             (221,355)
     Gain on disposition of properties, net                          87,652                    -               87,652
     Adjustment for depreciation expense related
       to Unconsolidated and Partially Owned Properties                   -                  491                  491
                                                               ------------         ------------         ------------

     Net income available to OP Unit holders                   $    458,431         $   (241,155)        $    217,276
                                                               ============         ============         ============

     Investment in real estate, net of accumulated
       depreciation                                            $ 10,801,004         $     16,541         $ 10,817,545
                                                               ============         ============         ============

     Total assets                                              $ 10,857,001         $    889,742         $ 11,746,743
                                                               ============         ============         ============


                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                SIX MONTHS ENDED JUNE 30, 1999                RENTAL REAL           CORPORATE/
                    (AMOUNTS IN THOUSANDS)                     ESTATE (1)            OTHER (2)        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Rental income                                                 $    819,178        $          -        $    819,178
Property and maintenance expense                                  (196,865)                  -            (196,865)
Real estate tax and insurance expense                              (84,515)                  -             (84,515)
Property management expense                                        (27,973)                  -             (27,973)
                                                              ------------        ------------        ------------
Net operating income                                               509,825                   -             509,825
Fee and asset management income                                          -               2,414               2,414
Interest income - investment in mortgage notes                           -               5,644               5,644
Interest and other income                                                -              11,123              11,123
Fee and asset management expense                                         -              (1,624)             (1,624)
Depreciation expense on non-real estate assets                           -              (3,423)             (3,423)
Interest expense:
 Expense incurred                                                        -            (158,499)           (158,499)
 Amortization of deferred financing costs                                -              (1,661)             (1,661)
General and administrative expense                                       -             (10,714)            (10,714)
Allocation to preference unit/interest holders                           -             (57,111)            (57,111)
Adjustment for depreciation expense related to
  Unconsolidated Properties                                              -                 551                 551
                                                              ------------        ------------        ------------
Funds from operations available to OP Units                        509,825            (213,300)            296,525

Depreciation expense on real estate assets                        (193,711)                  -            (193,711)
Gain on disposition of properties, net                              45,807                   -              45,807
Loss on early extinguishment of debt                                                      (451)               (451)
Adjustment for depreciation expense related to
  Unconsolidated Properties                                              -                (551)               (551)
                                                              ------------        ------------        ------------
Net income available to OP Unit holders                       $    361,921        $   (214,302)       $    147,619
                                                              ============        ============        ============

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




               QUARTER ENDED JUNE 30, 2000                      RENTAL REAL          CORPORATE/
                  (AMOUNTS IN THOUSANDS)                        ESTATE (1)           OTHER (2)        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Rental income                                                 $    479,193                  $-        $    479,193
Property and maintenance expense                                  (113,977)                  -            (113,977)
Real estate tax and insurance expense                              (46,667)                  -             (46,667)
Property management expense                                        (18,846)                  -             (18,846)
                                                              ------------        ------------        ------------
Net operating income                                               299,703                   -             299,703

Fee and asset management income                                          -               1,334               1,334
Interest income - investment in mortgage notes                           -               2,737               2,737
Interest and other income                                                -               9,849               9,849
Fee and asset management expense                                         -              (1,036)             (1,036)
Depreciation expense on non-real estate assets                           -              (1,590)             (1,590)
Interest expense:
 Expense incurred                                                        -             (95,152)            (95,152)
 Amortization of deferred financing costs                                -              (1,362)             (1,362)
General and administrative expense                                       -              (6,518)             (6,518)
Allocation to preference unit/interest holders                           -             (27,266)            (27,266)
Allocation to Minority Interests - Partially Owned
  Properties                                                             -                 112                 112
Adjustment for depreciation expense related to
  Unconsolidated and Partially Owned Properties                          -                (253)               (253)
                                                              ------------        ------------        ------------
Funds from operations available to OP Units                        299,703            (119,145)            180,558

Depreciation expense on real estate assets                        (111,036)                  -            (111,036)
Gain on disposition of properties, net                              67,654                   -              67,654
Adjustment for depreciation expense related to
  Unconsolidated and Partially Owned Properties                          -                 253                 253
                                                              ------------        ------------        ------------
Net income available to OP Unit holders                       $    256,321        $   (118,892)       $    137,429
                                                              ============        ============        ============

                        ERP OPERATING LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                    QUARTER ENDED JUNE 30, 1999                      RENTAL REAL      CORPORATE/
                       (AMOUNTS IN THOUSANDS)                        ESTATE (1)       OTHER (2)      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------

Rental income                                                          $    413,116    $       -      $    413,116
Property and maintenance expense                                            (99,818)           -           (99,818)
Real estate tax and insurance expense                                       (42,467)           -           (42,467)
Property management expense                                                 (13,772)           -           (13,772)
                                                                       ------------    -----------    ------------
Net operating income                                                        257,059            -           257,059

Fee and asset management income                                                 -            1,180           1,180
Interest income - investment in mortgage notes                                  -            2,749           2,749
Interest and other income                                                       -            5,177           5,177
Fee and asset management expense                                                -             (757)           (757)
Depreciation expense on non-real estate assets                                  -           (1,719)         (1,719)
Interest expense:
 Expense incurred                                                               -          (79,302)        (79,302)
 Amortization of deferred financing costs                                       -             (816)           (816)
General and administrative expense                                              -           (4,947)         (4,947)
Allocation to preference unit/interest holders                                  -          (27,734)        (27,734)
Adjustment for depreciation expense related to Unconsolidated
  Properties                                                                    -              276             276
                                                                       ------------    -----------    ------------
Funds from operations available to OP Units                                 257,059       (105,893)        151,166

Depreciation expense on real estate assets                                  (98,514)           -           (98,514)
Gain on disposition of properties, net                                       24,391            -            24,391
Loss on early extinguishment of debt                                            -             (451)           (451)
Adjustment for depreciation expense related to Unconsolidated
  Properties                                                                    -             (276)           (276)
                                                                       ------------    -----------    ------------
Net income available to OP Unit holders                                $    182,936   $   (106,620)   $     76,316
                                                                       ============   ============    ============

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

14.      SUBSEQUENT EVENTS

         On July 11, 2000, the Company closed on its acquisition, in an all cash and debt transaction, of Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the Globe shares outstanding. In addition, the Operating Partnership assumed approximately $70.8 million in debt.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         On July 6, 2000, the Operating Partnership disposed of Idlewood Apartments, a 320-unit multifamily property located in Indianapolis, IN, to an unaffiliated party for a total sales price of $15.6 million.

         On July 11, 2000, the Operating Partnership repaid the outstanding mortgage balance on one Property totaling $5.9 million.

         On July 12, 2000, the Operating Partnership acquired Ambergate Villas Apartments, a 72-unit multifamily property located in West Palm Beach, FL, from an unaffiliated party for a total purchase price of approximately $2.4 million, which included the issuance of approximately $0.4 million of OP Units.

         On July 12, 2000, the Operating Partnership acquired Greengate Villas Apartments, a 120-unit multifamily property located in West Palm Beach, FL, from an unaffiliated party for a total purchase price of approximately $4.0 million, which included the assumption of mortgage indebtedness of approximately $2.7 million and the issuance of approximately $1.2 million of OP Units.

         On July 12, 2000, the Operating Partnership acquired Jupiter Sound Villas Apartments, a 61-unit multifamily property located in Juno Beach, FL, from an unaffiliated party for a total purchase price of approximately $1.7 million, which included the assumption of mortgage indebtedness of approximately $1.6 million and the issuance of approximately $10,000 of OP Units.

         On July 12, 2000, the Operating Partnership acquired Oakland Hills Apartments, a 189-unit multifamily property located in Margate, FL, from an unaffiliated party for a total purchase price of approximately $7.8 million, which included the assumption of mortgage indebtedness of approximately $5.0 million and the issuance of approximately $2.4 million of OP Units.

         On July 12, 2000, the Operating Partnership acquired Summit Center Apartments, a 87-unit multifamily property located in West Palm Beach, FL, from an unaffiliated party for a total purchase price of approximately $2.4 million, which included the assumption of mortgage indebtedness of approximately $2.3 million and the issuance of approximately $10,000 of OP Units.

         On July 12, 2000, the Operating Partnership acquired Whispering Pines Apartments, a 64-unit multifamily property located in Fort Pierce, FL, from an unaffiliated party for a total purchase price of approximately $1.0 million, which included the issuance of approximately $0.1 million of OP Units.

         On July 17, 2000, the Company announced that it has entered into a definitive agreement and plan of merger with Grove Property Trust ("Grove"). Grove's portfolio of 60 properties contains 7,296 units located in three New England states. The transaction values Grove at approximately $461 million, including the assumption of approximately $244 million in debt. This merger is expected to close during the fourth quarter of 2000 and does not require EQR shareholder approval.

         On July 25, 2000, the Operating Partnership acquired Harbour Town Apartments, a 392-unit multifamily property located in Boca Raton, FL, from an unaffiliated party for a total purchase price of approximately $31.9 million.

         On July 25, 2000, the Operating Partnership disposed of Sabal Palms Apartments, a 416-unit multifamily property located in Pompano Beach, FL, to an unaffiliated party for a total sales price of $27.2 million.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         On July 27, 2000, the Operating Partnership disposed of Lake in the Woods Apartments, a 1,028-unit multifamily property located in Ypsilanti, MI, to an unaffiliated party for a total sales price of $57.0 million.

         On July 28, 2000, the Operating Partnership disposed of Lamplight Court Apartments, a 53-unit multifamily property located in London, OH, to an unaffiliated party for a total sales price of $0.7 million.

         On July 28, 2000, the Operating Partnership disposed of Cheyenne Crest Apartments, a 208-unit multifamily property located in Colorado Springs, CO, to an unaffiliated party for a total sales price of $12.3 million.

         On July 28, 2000, the Operating Partnership disposed of Windmill Apartments, a 304-unit multifamily property located in Colorado Springs, CO, to an unaffiliated party for a total sales price of $12.4 million.

         On July 28, 2000, the Operating Partnership sold its entire interest in an Unconsolidated Property containing 39 units for approximately $0.2 million.

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Wholly Owned Acquired and Disposed Properties and related units for the periods presented:


                                    ACQUISITIONS                      DISPOSITIONS
                             ---------------------------     -----------------------------
                               Number of     Number of        Number of        Number of
                YEAR           Properties      Units          Properties         Units
              -------        ------------  -------------     -----------      -----------
                1999              366          35,450          36               7,886
                2000                3             952          35               8,229


         In addition, during the quarter ended June 30, 2000, the Operating Partnership sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Operating Partnership's overall results of operations for the six months ended June 30, 2000 and 1999 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1999 Acquired Properties and the 2000 Acquired Properties, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties. The impact of the 1999 Acquired Properties and the 2000 Acquired Properties, the 1999 Disposed Properties and the 2000 Disposed Properties are discussed in greater detail in the following paragraphs.

         Properties that the Operating Partnership owned for all of both the six-month periods ended June 30, 2000 and June 30, 1999 (the "Six-Month 2000 Same Store Properties"), which represented 167,210 units, also impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both the quarters ended June 30, 2000 and June 30, 1999 (the "Second-Quarter 2000 Same Store Properties"), which represented 168,634 units, also impacted the Operating Partnership's results of operations. Both the Six-Month 2000 Same Store Properties and Second-Quarter 2000 Same Store Properties are discussed in the following paragraphs.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

         For the six months ended June 30, 2000, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by approximately $25.7 million when compared to the six months ended June 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Six-Month 2000 Same Store Properties, total revenues increased by approximately $29.0 million to $770.5 million or 3.92% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $5.3 million or 1.96%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance, building and insurance costs.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $9.8 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

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

         Interest expense, including amortization of deferred financing costs, increased by approximately

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$32.8 million. This increase was primarily the result of a $719.2 million increase in the Operating Partnership's average indebtedness outstanding. The effective interest cost on all of the Operating Partnership's indebtedness for the six months ending June 30, 2000 was 7.26% as compared to 6.98% for the six months ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $2.5 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.35% for the six months ended June 30, 2000 compared to 1.28% of total revenues for the six months ended June 30, 1999.

    COMPARISON OF QUARTER ENDED JUNE 30, 2000 TO QUARTER ENDED JUNE 30, 1999

         For the quarter ended June 30, 2000, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by approximately $16.8 million when compared to the quarter ended June 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Second-Quarter 2000 Same Store Properties, total revenues increased by approximately $15.3 million or 4.08% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $3.1 million or 2.24%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower administrative, building and insurance costs.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $5.1 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Operating Partnership that are managed for affiliates. These revenues and expenses increased slightly.

         Interest expense, including amortization of deferred financing costs, increased by approximately $16.4 million. This increase was primarily the result of a $625.0 million increase in the Operating Partnership's average indebtedness outstanding. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ending June 30, 2000 was 7.37% as compared to 6.92% for the quarter ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


approximately $1.6 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.32% for the quarter ended June 30, 2000 compared to 1.17% of total revenues for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2000, the Operating Partnership had approximately $29.1 million of cash and cash equivalents and the amount available on the Operating Partnership's line of credit was $400 million, of which $65.8 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 2000 was approximately $237.1 million and the amount available on the Operating Partnership's line of credit was $700 million, of which $51.4 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first six months of 2000, the Operating Partnership:

         - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $147.7 million;

         - disposed of sixteen properties (including the sale of the Operating Partnership's entire interest in two Unconsolidated Properties) and received net proceeds of $159.5 million;

         - sold and/or contributed twenty-one properties to two separate joint ventures and received net proceeds of $60.5 million;

         - issued approximately 0.4 million OP Units and received net proceeds of $14.1 million;

         - issued the Series B, C and D Cumulative Convertible Redeemable Preference Units and received net proceeds of $84.8 million; and

         - obtained new mortgage financing on twenty-one previously unencumbered properties and received net proceeds of $217.2 million.

All of these proceeds were utilized to either:

         -        repay the line of credit;

         -        repay mortgage indebtedness on certain Properties;

         - provide funding for properties in the development and/or earnout stage including the joint venture agreements; and/or

         -        purchase additional properties.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the six months ended June 30, 2000, the Operating Partnership:

         - repaid approximately $104.5 million of mortgage indebtedness on fifty six Properties;

         - settled on a $100 million interest rate protection agreement and received approximately $7.1 million in connection therewith. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in March 2000;

         - funded $91.7 million related to the development, earnout and joint venture agreements;

         - purchased three Properties for a total purchase price of approximately $127.2 million;

         - funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio; and

         - acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco.

         As of June 30, 2000, the Operating Partnership had total indebtedness of approximately $5.3 billion, which included mortgage indebtedness of $3.0 billion (including premiums of $2.9 million), of which $837.1 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $1.9 million), of which $127.8 million represented tax-exempt bond indebtedness.

Subsequent to June 30, 2000 and through August 9, 2000, the Company and/or the Operating Partnership:

         - repaid the outstanding mortgage balance on one Property totaling approximately $5.9 million;

         - disposed of seven properties (including the sale of the Operating Partnership's entire interest in one Unconsolidated Property) for a total sales price of $125.4 million;

         - acquired seven properties containing 985 units for a total purchase price of approximately $51.1 million, including the assumption of mortgage indebtedness of approximately $11.5 million and the issuance of OP Units with a value of approximately $4.1 million; and

         - acquired Globe Business Resources, Inc. ("Globe") for cash of approximately $58.7 million, plus the assumption of mortgage indebtedness of approximately $70.8 million.

         During the remainder of 2000, the Operating Partnership expects to fund $63.8 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

In addition, during the remainder of 2000, the Company and/or the Operating Partnership expects to fund the:

         - repayment of total indebtedness related to scheduled unsecured note and mortgage note maturities in the amount of approximately $215.0 million; and

         - acquisition of Grove Property Trust for cash of approximately $210.0 million.

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

         During the six months ended June 30, 2000, total capital expenditures for the Operating Partnership approximated $60.7 million. Of this amount, approximately $12.5 million, or $137 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $14.7 million, or $122 per unit. Capital spent for replacement-type items approximated $25.4 million, or $119 per unit. In addition, approximately $4.4 million was spent on nine specific assets related to major renovations and repositioning of these assets. Also included in total capital expenditures was approximately $2.4 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Operating Partnership's property management offices and its corporate headquarters, $0.4 million spent on commercial/other assets, $0.8 million spent on the Partially Owned Properties and $0.1 million was spent on properties that were sold prior to 2000. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 2000 are estimated to be approximately $61.3 million.

         Total distributions paid in July 2000 amounted to approximately $130.4 million, which included distributions declared for the quarter ended June 30, 2000.

         The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements, through undistributed FFO and proceeds received from the disposition of certain Properties and/or through the issuance of unsecured notes and equity securities including additional OP Units. In addition, the Operating Partnership has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of August 9, 2000, no amounts were outstanding under this facility.

         In connection with the Globe merger, the Operating Partnership assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures on May 31, 2003. As of August 9, 2000, $40.3 million was outstanding under this facility.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of August 9, 2000, this enhancement was still in effect.

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

         On May 5, 2000, the Operating Partnership acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. These preferred securities are indirectly convertible into WRP Newco common shares under certain circumstances.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. However, as a result of this modification, no changes were required to the Operating Partnership's calculation of FFO for either the current or prior periods presented.

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

         FFO per OP Unit is presented giving affect to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         For the six months ended June 30, 2000, FFO available to OP Units increased by $54.0 million, or 18.2%, and FFO per OP Unit - diluted increased by $0.25, or 11.4%, when compared to the six months ended June 30, 1999.

         For the quarter ended June 30, 2000, FFO available to OP Units increased by $29.4 million, or 19.4%, and FFO per OP Unit - diluted increased by $0.14, or 12.6%, when compared to the quarter ended June 30, 1999.

         The following is a reconciliation of net income to FFO available to OP Units for the six months and quarters ended June 30, 2000 and 1999:


                                                            SIX MONTHS ENDED JUNE 30,       QUARTER ENDED JUNE 30,
                                                            -------------------------       ----------------------
                                                              2000           1999             2000          1999
                                                            ------------------------------------------------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT AMOUNTS)
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                                  $272,930       $204,730         $164,695       $104,050
Adjustments:
     Depreciation on real estate assets*                     220,864        194,262          110,783         98,790
     Loss on early extinguishment of debt                          -            451                -            451
     Gain on disposition of properties, net                  (87,652)       (45,807)         (67,654)       (24,391)
                                                            --------       --------         --------       --------
FFO                                                          406,142        353,636          207,824        178,900
Allocation to preference unit/interest holders               (55,654)       (57,111)         (27,266)       (27,734)
                                                            --------       --------         --------       --------
FFO available to OP Units                                   $350,488       $296,525         $180,558       $151,166
                                                            ========       ========         ========       ========
Weighted average OP Units outstanding - basic                140,850        132,825          141,436        133,478
                                                            ========       ========         ========       ========
FFO per OP Unit - basic                                     $   2.49       $   2.23         $   1.28       $   1.13
                                                            ========       ========         ========       ========
FFO per OP Unit - diluted                                   $   2.44       $   2.19         $   1.25       $   1.11
                                                            ========       ========         ========       ========


* INCLUDES $210,000 AND $551,000 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, AND $105,000 AND $276,000 FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, RELATED TO THE OPERATING PARTNERSHIP'S SHARE OF DEPRECIATION FROM UNCONSOLIDATED PROPERTIES. EXCLUDES $701,000 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND $358,000 FOR THE QUARTER ENDED JUNE 30, 2000 RELATED TO THE MINORITY INTERESTS' SHARE OF DEPRECIATION FROM PARTIALLY OWNED PROPERTIES.

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

                           ERP OPERATING LIMITED PARTNERSHIP
                           BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                               ITS GENERAL PARTNER

Date: AUGUST 9, 2000       By:  /s/    Bruce C. Strohm
                                ------------------------------------------
                                       Bruce C. Strohm
                               Executive Vice President, General Counsel
                                      and Secretary

Date: AUGUST 9, 2000       By:  /s/    Michael J. McHugh
                                ------------------------------------------
                                       Michael J. McHugh
                                Executive Vice President, Chief Accounting
                                      Officer and Treasurer