Form 10-Q
period 2000-09-30
ERP OPERATING LTD PARTNERSHIP
filed 2000-11-14
CIK 931182

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                        ERP OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        September 30,       December 31,
                                                                            2000               1999
                                                                     -----------------    -----------------
  ASSETS
  Investment in real estate
       Land                                                        $        1,543,454   $        1,550,378
       Depreciable property                                                10,296,305           10,670,550
       Construction in progress                                                30,093               18,035
                                                                     -----------------    -----------------
                                                                           11,869,852           12,238,963
       Accumulated depreciation                                            (1,273,394)          (1,070,487)
                                                                     -----------------    -----------------
  Investment in real estate, net of accumulated depreciation               10,596,458           11,168,476

  Real estate held for disposition                                            224,553               12,868
  Cash and cash equivalents                                                    56,242               29,117
  Investment in mortgage notes, net                                            79,690               84,977
  Investments in unconsolidated joint ventures                                270,391              140,284
  Rents receivable                                                              1,611                1,731
  Deposits - restricted                                                       263,661              111,270
  Escrow deposits - mortgage                                                   73,186               75,328
  Deferred financing costs, net                                                30,343               33,968
  Rental furniture, net                                                        59,069                   -
  Property and equipment, net                                                   7,664                   -
  Goodwill and other intangibles, net                                          70,844                   -
  Other assets                                                                 87,150               57,670
                                                                     -----------------    -----------------
         TOTAL ASSETS                                              $       11,820,862   $       11,715,689
                                                                     =================    =================

  LIABILITIES AND PARTNERS' CAPITAL
  Liabilities:
       Mortgage notes payable, net                                 $        3,017,449   $        2,883,583
       Notes, net                                                           2,121,118            2,290,285
       Lines of credit                                                         33,631              300,000
       Accounts payable and accrued expenses                                  149,892              102,955
       Accrued interest payable                                                69,995               44,257
       Rents received in advance and other liabilities                         77,126               74,196
       Security deposits                                                       40,946               39,687
       Distributions payable                                                  138,821               18,813
                                                                     -----------------    -----------------
         TOTAL LIABILITIES                                                  5,648,978            5,753,776
                                                                     -----------------    -----------------

  COMMITMENTS AND CONTINGENCIES

  Minority Interests - Partially Owned Properties                               2,903                   -
                                                                     -----------------    -----------------

  Partners' capital:
      Junior Convertible Preference Units                                       7,896                7,896
                                                                     -----------------    -----------------
      Cumulative Convertible Redeemable Preference Interests                  177,000               40,000
                                                                     -----------------    -----------------
      Cumulative Convertible or Redeemable Preference Units                 1,189,959            1,310,266
                                                                     -----------------    -----------------

            General Partner                                                 4,389,402            4,194,668
            Limited Partners                                                  404,724              409,083
                                                                     -----------------    -----------------
      Total General Partner and Limited Partners capital                    4,794,126            4,603,751
                                                                     -----------------    -----------------
            TOTAL PARTNERS' CAPITAL                                         6,168,981            5,961,913
                                                                     -----------------    -----------------
            TOTAL LIABILITIES AND PARTNERS' CAPITAL                $       11,820,862   $       11,715,689
                                                                     =================    =================

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED                QUARTER ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ----------------------------   ----------------------------
                                                                        2000            1999            2000           1999
                                                                     ----------------------------   ----------------------------
    REVENUES
       Rental income                                               $   1,454,958   $   1,243,958  $      502,218  $     424,780
       Fee and asset management                                            4,711           3,432           1,876          1,018
       Interest income-investment in mortgage notes                        8,282           8,502           2,783          2,858
       Income from investments in unconsolidated joint ventures           14,589           7,042           5,525          2,691
       Interest and other income                                          19,009          10,613          10,624          3,841
       Furniture income                                                   14,228               -          14,228              -
                                                                     ------------    ------------   -------------   ------------
            Total revenues                                             1,515,777       1,273,547         537,254        435,188
                                                                     ------------    ------------   -------------   ------------

    EXPENSES
       Property and maintenance                                          368,291         300,798         140,446        103,933
       Real estate taxes and insurance                                   141,830         126,304          46,829         41,789
       Property management                                                56,204          42,817          18,444         14,844
       Fee and asset management                                            3,647           2,301           1,545            677
       Depreciation                                                      335,844         297,505         111,332        100,371
       Interest:
          Expense incurred                                               285,337         241,516          95,074         83,017
          Amortization of deferred financing costs                         4,063           2,773           1,360          1,112
       General and administrative                                         19,439          15,736           6,223          5,022
       Furniture operating costs                                           9,505               -           9,505              -
       Amortization of goodwill and other intangibles                        767               -             767              -
                                                                     ------------    ------------   -------------   ------------
             Total expenses                                            1,224,927       1,029,750         431,525        350,765
                                                                     ------------    ------------   -------------   ------------

    Income before gain on disposition of properties, net,
      extraordinary item, allocation to Minority Interests,
      and provision for income taxes                                     290,850         243,797         105,729         84,423
    Gain on disposition of properties, net                               205,121          64,315         117,469         18,508
    Loss on early extinguishment of debt                                       -            (451)              -              -
    Allocation to Minority Interests - Partially Owned Properties            145               -             (12)             -
    Provision for income taxes                                              (518)              -            (518)             -
                                                                     ------------    ------------   -------------   ------------
    Net income                                                     $     495,598   $     307,661  $      222,668  $     102,931
                                                                     ============    ============   =============   ============

    ALLOCATION OF NET INCOME:
    Junior Convertible Preference Units                            $         327   $         240  $          109  $         240
                                                                     ============    ============   =============   ============
    Cumulative Convertible Redeemable Preference Interests         $       6,900   $          36  $        3,233  $          36
                                                                     ============    ============   =============   ============
    Cumulative Convertible or Redeemable Preference Units          $      76,370   $      84,842  $       24,601  $      27,731
                                                                     ============    ============   =============   ============
    General Partner                                                $     376,176   $     200,989  $      178,032  $      67,884
    Limited Partners                                                      35,825          21,554          16,693          7,040
                                                                     ------------    ------------   -------------   ------------
    Net income available to OP Unit holders                        $     412,001   $     222,543  $      194,725  $      74,924
                                                                     ============    ============   =============   ============
    Net income per OP Unit - basic                                 $        2.91   $         1.67 $         1.35  $         0.56
                                                                     ============    ============   =============   ============
    Net income per OP Unit - diluted                               $        2.88   $         1.66 $         1.33  $         0.55
                                                                     ============    ============   =============   ============
    Weighted average OP Units outstanding - basic                        141,818         133,490         143,732        134,993
                                                                     ============    ============   =============   ============

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         ----------------------------------
                                                                                              2000               1999
                                                                                         ----------------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $        495,598   $        307,661
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES:
      Allocation to Minority Interests - Partially Owned Properties                                (145)                 -
      Depreciation                                                                              335,844            297,505
      Amortization of deferred financing costs                                                    4,063              2,773
      Amortization of goodwill and other intangibles                                                767                  -
      Amortization of discounts and premiums on debt                                             (1,725)            (1,746)
      Amortization of deferred settlements on interest rate protection agreements                   290                768
      Equity from earnings of investments in unconsolidated joint ventures                         (459)            (3,092)
      Gain on disposition of properties, net                                                   (205,121)           (64,315)
      Compensation paid with Company Common Shares                                                4,300                  -
      Provision for income taxes                                                                    518                  -
      Book value of furniture sales and rental buyouts                                            4,802                  -

     CHANGES IN ASSETS AND LIABILITIES:
         Decrease in rents receivable                                                                44              2,480
         Decrease (increase) in deposits - restricted                                             3,660             (4,344)
         (Increase) decrease in other assets                                                     (7,285)            41,030
         Increase in accounts payable and accrued expenses                                       39,186             32,010
         Increase in accrued interest payable                                                    22,612             16,439
         (Decrease) increase in rents received in advance and other liabilities                 (10,273)             7,727
         Increase (decrease) in security deposits                                                    14             (1,735)
                                                                                         ---------------    ---------------

       Net cash provided by operating activities                                                686,690            633,161
                                                                                         ---------------    ---------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in real estate, net                                                          (238,218)          (469,585)
       Improvements to real estate                                                             (100,347)           (93,456)
       Additions to non-real estate property                                                     (3,919)            (5,922)
       Additions to rental furniture                                                             (7,477)                 -
       Investment in property and equipment                                                        (416)                 -
       Interest capitalized for real estate under construction                                     (827)            (1,157)
       Proceeds from disposition of real estate, net                                            416,603            197,125
       Principal receipts on investment in mortgage notes                                         5,287              2,746
       Investment in unconsolidated joint ventures, net                                        (119,893)           (77,641)
       Proceeds from disposition of unconsolidated joint ventures, net                            4,602             54,060
       (Increase) in deposits on real estate acquisitions, net                                 (154,711)           (55,201)
       Decrease (increase) in mortgage deposits                                                   2,283             (4,750)
       Decrease in mortgage receivables                                                               -              7,150
       Purchase of management contract rights                                                      (779)              (285)
       Business combinations, net of cash acquired                                              (61,754)                 -
       Merger costs paid after initial business combinations                                     (9,474)            (4,598)
       Other investing activities, net                                                           (2,950)           (15,075)
                                                                                         ---------------    ---------------

       Net cash (used for) investing activities                                                (271,990)          (466,589)
                                                                                         ---------------    ---------------


                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         -----------------------------------
                                                                                              2000                1999
                                                                                         -----------------------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan and bond acquisition costs                                                  $         (2,392)    $        (8,423)
      MORTGAGE NOTES PAYABLE:
          Proceeds, net                                                                         389,051             188,569
          Lump sum payoffs                                                                     (119,412)            (54,231)
          Scheduled principal payments                                                          (19,930)            (13,041)
      NOTES, NET:
          Proceeds                                                                                    -             298,014
          Payoffs                                                                              (208,000)           (125,000)
      LINES OF CREDIT:
          Proceeds                                                                              209,305             959,000
          Repayments                                                                           (505,179)         (1,159,000)
      Proceeds from settlement of interest rate protection agreements                             7,055                   -
      Capital contributions from General Partner, net                                            24,653              34,215
      Proceeds from the sale of preference units/interests, net                                 133,575              39,000
      DISTRIBUTIONS:
          General and Limited Partners                                                         (216,036)           (189,931)
          Preference units/interests                                                            (80,412)            (84,979)
          Minority Interests - Partially Owned Properties                                          (617)                  -
      Principal receipts on employee notes, net                                                     254                 144
      Principal receipts on other notes receivable, net                                             510               7,931
                                                                                         ---------------     ---------------
        Net cash (used for) financing activities                                               (387,575)           (107,732)
                                                                                         ---------------     ---------------
      Net increase in cash and cash equivalents                                                  27,125              58,840
      Cash and cash equivalents, beginning of period                                             29,117               3,965
                                                                                         ---------------     ---------------
      Cash and cash equivalents, end of period                                         $         56,242    $         62,805
                                                                                         ===============     ===============
      SUPPLEMENTAL INFORMATION:
      Cash paid during the period for interest                                         $        264,582    $        226,234
                                                                                         ===============     ===============
      Mortgage loans assumed and/or entered into through acquisitions of real estate   $         38,442    $         69,885
                                                                                         ===============     ===============
      Net real estate contributed in exchange for OP Units or Junior
        Convertible Preference Units                                                   $          4,707    $         28,232
                                                                                         ===============     ===============
      Mortgage loans assumed by purchaser in real estate dispositions                  $       (220,000)   $              -
                                                                                         ===============     ===============
      Transfers to real estate held for disposition                                    $        224,553    $         13,457
                                                                                         ---------------     ---------------
      Refinancing of mortgage notes payable in favor of notes, net                     $              -    $         75,790
                                                                                         ---------------     ---------------
      Mortgage loans assumed through consolidation of Partially Owned Properties       $         65,095    $              -
                                                                                         ===============     ===============
      Net liabilities assumed through consolidation of Partially Owned Properties      $            792    $              -
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

1.       BUSINESS

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc ("MRY") (the "MRY Merger"), and Lexford Residential Trust ("LFT") ("the LFT Merger"). The term "Company" also includes Globe Business Resources, Inc. ("Globe") (the "Globe Merger") and Temporary Quarters, Inc. ("TQ") (the "TQ" Merger).

         The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of September 30, 2000, the Operating Partnership owned or had interests in a portfolio of 1,056 multifamily properties containing 222,699 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        Number of        Number of
                                       Properties          Units
  ---------------------------------- ---------------- -----------------
  Wholly Owned Properties                    953           204,610
  Partially Owned Properties                  14             2,995
  Unconsolidated Properties                   89            15,094
                                     ---------------- -----------------
  Total Properties                         1,056           222,699
                                     ================ =================

         The "Partially Owned Properties" are controlled and partially owned by the Operating Partnership but have partners with minority interests (see further discussion in Notes 4 and 5). The "Unconsolidated Properties" are partially owned but not controlled by the Operating Partnership and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting. The Properties are located in 35 states throughout the United States.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Operating Partnership will adopt the standard effective January 1, 2001, and does not anticipate that the adoption will have a material impact on the Operating Partnership's financial condition and results of operations.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the nine months and quarter ended September 30, 2000 represent the consolidated financial information of the Operating Partnership and its subsidiaries.

         Due to the Operating Partnership's ability to control either through ownership or by contract a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's, Globe and certain other entities, each such entity has been consolidated with the Operating Partnership for financial reporting purposes. In regard to the Management Companies, the Operating Partnership does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

3.       BUSINESS COMBINATIONS

         On July 11, 2000, the Company acquired Globe in an all cash and debt transaction. Globe provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

     - Acquired $94.8 million in other Globe assets and assumed $29.2 million in other Globe liabilities;

     - Allocated $68.0 million to goodwill and $0.4 million to intangible assets, representing the estimated fair value of existing covenants not to compete at the merger date;

     -    Recorded merger costs of $4.5 million; and

     - Assumed $70.8 million in debt, which included $1.4 million in mortgage debt, $39.9 million in unsecured notes, and Globe's line of credit totaling $29.5 million.

         On July 21, 2000, the Company, through its Globe subsidiary, acquired TQ, the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The Company accounted for both the Globe Merger and the TQ Merger as purchases in accordance with Accounting Principals Board Opinion No. 16. Significant accounting policies relating to corporate housing and furniture rental/sales are as follows:

RENTAL FURNITURE

         Rental furniture is stated at cost and depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years.

GOODWILL AND OTHER INTANGIBLES

         Goodwill is amortized on a straight-line basis over a period of 20 years. Other intangibles are amortized on a straight-line basis over periods ranging from 3 to 5 years. The Company periodically reviews goodwill and other intangibles for impairment. If a permanent decline in value has occurred, such impairment would be calculated based on discounted cash flows. Accumulated amortization of goodwill and other intangibles was $0.8 million at September 30, 2000.

REVENUE RECOGNITION

         Leased housing unit rentals vary in terms from a few days to several months. Leases of furniture generally have an initial term of three to six months in duration and can be extended by the customer on a month-to-month basis. Leased housing unit rentals and furniture rentals are accounted for as operating leases, and revenue is recorded in the month earned. For sales of furniture, as well as rental buyouts, revenue and related cost of sales are recorded when the furniture is delivered or taken off lease. Revenues from both furniture rentals and sales are included in furniture income while the associated costs of those rentals and sales are included in furniture operating costs in the consolidated statements of operations.

INCOME TAXES

         In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred taxes are provided for all differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. A valuation allowance is provided for deferred tax assets, which are more likely than not unrealizable.

4.       PARTNERS' CAPITAL

         The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the nine months ended September 30, 2000:

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


----------------------------------------------------------------------- ---------------
                                                                             2000
----------------------------------------------------------------------- ---------------

Operating Partnership's OP Units outstanding at January 1,                 139,934,540

Issued to General Partner:
--------------------------
Conversion of Series E Preferred Shares                                         69,011
Conversion of Series G Preferred Shares                                          1,280
Conversion of Series H Preferred Shares                                         62,278
Conversion of Series J Preferred Shares                                      2,822,012
Employee Share Purchase Plan                                                   130,305
Dividend Reinvestment - DRIP Plan                                               18,099
Share Purchase - DRIP Plan                                                      10,358
Exercise of options                                                            497,681
Restricted share grants, net                                                   232,161

Issued to Limited Partners:
---------------------------
Issuance through acquisitions                                                  100,170
----------------------------------------------------------------------- ---------------
Operating Partnership's OP Units outstanding at September 30,              143,877,895
----------------------------------------------------------------------- ===============

         As of September 30, 2000, OP Units outstanding totaled 143,877,895. The limited partners of the Operating Partnership as of September 30, 2000 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,302,698 OP Units. As of September 30, 2000, EQR (as the "General Partner") had an approximate 91.45% interest and the Limited Partners had an approximate 8.55% interest in the Operating Partnership.

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

         The Guilford portfolio properties (see further discussion in Note 5) are controlled and partially owned by the Operating Partnership but have partners with minority interests. Effective January 1, 2000, the Operating Partnership has included 100% of the assets, liabilities, revenues and expenses of these Partially Owned Properties in the Consolidated Financial Statements due to an increased ownership interest in these properties. The equity interests of the unaffiliated partners are reflected as Minority Interests - Partially Owned Properties.

         The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of September 30, 2000 and December 31, 1999:

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


-------------------------------------------------------------- ------------------ ---------------------------
                                                                                       AMOUNTS IN THOUSANDS
                                                                                      ----------------------

                                                                 ANNUAL DIVIDEND    SEPTEMBER      DECEMBER
                                                                RATE PER UNIT (1)    30, 2000      31, 1999
-------------------------------------------------------------- ------------------ ------------- -------------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units; liquidation              $5.469344       $ 7,712       $ 7,712
   value $100 per unit; 77,123 units issued and outstanding
   at September 30, 2000 and December 31, 1999

Series B Junior Convertible Preference Units; liquidation              $2.000000           184           184
   value $25 per unit; 7,367 units issued and outstanding at
   September 30, 2000 and December 31, 1999
-------------------------------------------------------------- ------------------ ------------- -------------
                                                                                       $ 7,896       $ 7,896
-------------------------------------------------------------- ------------------ ------------- -------------

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

         On May 1, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million. Lexford Properties, L.P. received $20.5 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-2 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         On August 11, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1,000,000 units of 8.50% Series E Cumulative Convertible Redeemable Preference Units with an equity value of $50.0 million. Lexford Properties, L.P. received $48.8 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1,000,000 units are exchangeable into 1,000,000 shares of 8.50% Series M-3 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series E Preference Interests or the Series M-3 Preferred

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Shares are payable quarterly at the rate of $4.25 per unit/share per year.

         The following table presents Lexford Properties, L.P.'s issued and outstanding Preference Interests as of September 30, 2000 and December 31, 1999:


--------------------------------------------------------------------- ----------------- ---------------------------
                                                                                             AMOUNTS IN THOUSANDS
                                                                                        ---------------------------
                                                                            ANNUAL
                                                                      DIVIDEND RATE PER   SEPTEMBER      DECEMBER
                                                                           UNIT (1)        30, 2000      31, 1999
--------------------------------------------------------------------- ----------------- ------------- -------------
Preference Interests:

8.00% Series A Cumulative Convertible Redeemable Preference                   $ 4.0000      $ 40,000      $ 40,000
   Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at September 30, 2000 and December 31, 1999

8.50% Series B Cumulative Convertible Redeemable Preference                   $ 4.2500        55,000             -
   Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at September 30, 2000

8.50% Series C Cumulative Convertible Redeemable Preference                   $ 4.2500        11,000             -
   Units; liquidation value $50 per unit; 220,000 units issued and outstanding at September 30, 2000

8.375% Series D Cumulative Convertible Redeemable
    Preference Units; liquidation value $50 per unit; 420,000
    units issued and outstanding at September 30, 2000                        $ 4.1875        21,000             -

8.50% Series E Cumulative Convertible Redeemable Preference
    Units, liquidation value $50 per unit, 1,000,000 units issued
    and outstanding at September 30, 2000                                     $ 4.2500        50,000             -
--------------------------------------------------------------------- ----------------- ------------- -------------
                                                                                            $177,000      $ 40,000
--------------------------------------------------------------------- ----------------- ------------- -------------

(1) Dividends on all series of Preference Interests are payable quarterly at various pay dates.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of September 30, 2000 and December 31, 1999:


----------------------------------------------------------------------- ------------------ -------------------------
                                                                                               AMOUNTS IN THOUSANDS
                                                                                           -------------------------
                                                                          ANNUAL DIVIDEND    SEPTEMBER    DECEMBER
                                                                         RATE PER UNIT (1)   30, 2000     31, 1999
----------------------------------------------------------------------- ------------------ ------------ ------------
Cumulative Convertible or Redeemable Preference Units:

9 3/8% Series A Cumulative Redeemable Preference Units; liquidation            $ 2.34375   $  153,000   $  153,000
     value $25 per unit; 6,120,000 units issued and outstanding at
     September 30, 2000 and December 31, 1999

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation            $22.81252      125,000      125,000
     value $250 per unit; 500,000 units issued and outstanding at
     September 30, 2000 and December 31, 1999

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation            $22.81252      115,000      115,000
     value $250 per unit; 460,000 units issued and outstanding
     at September 30, 2000 and December 31, 1999

8.60% Series D Cumulative Redeemable Preference Units; liquidation             $21.50000      175,000      175,000
     value $250 per unit; 700,000 units issued and outstanding
     at September 30, 2000 and December 31, 1999

Series E Cumulative Convertible Preference Units; liquidation value            $ 1.75000       96,748       99,850
     $25 per unit; 3,869,940 and 3,994,000 units issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively

9.65% Series F Cumulative Redeemable Preference Units; liquidation             $ 2.41250       57,500       57,500
     value $25 per unit; 2,300,000 units issued and outstanding at
     September 30, 2000 and December 31, 1999

7 1/4% Series G Convertible Cumulative Preference Units; liquidation           $18.12500      316,175      316,250
     value $250 per unit; 1,264,700 and 1,265,000 units issued and outstanding at September 30, 2000 and December 31, 1999, respectively

7.00% Series H Cumulative Convertible Preference Units; liquidation            $ 1.75000        1,536        3,686
     value $25 per unit; 61,424 and 147,452 units issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively

8.60% Series J Cumulative Convertible Preference Units; liquidation            $ 2.15000            -      114,980
     value $25 per unit; 0 and 4,599,200 units issued and outstanding at September 30, 2000 and December 31, 1999, respectively (2)

8.29% Series K Cumulative Redeemable Preference Units; liquidation             $ 4.14500       50,000       50,000
     value $50 per unit; 1,000,000 units issued and outstanding at
     September 30, 2000 and December 31, 1999

7.625% Series L Cumulative Redeemable Preference Units; liquidation            $ 1.90625      100,000      100,000
     value $25 per unit; 4,000,000 units issued and outstanding at
     September 30, 2000 and December 31, 1999
----------------------------------------------------------------------- ------------------ ------------ ------------
                                                                                           $1,189,959   $1,310,266
----------------------------------------------------------------------- ------------------ ------------ ------------

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

         The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the nine months and quarters ended September 30, 2000 and 1999 (AMOUNTS IN THOUSANDS):


                                                           NINE MONTHS ENDED               QUARTER ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       --------------------------    ---------------------------
                                                          2000           1999           2000            1999
                                                       --------------------------    ---------------------------

ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
    Preference Units                                    $10,758        $10,758        $ 3,586        $ 3,586
9 1/8% Series B Cumulative Redeemable
    Preference Units                                      8,555          8,555          2,852          2,852
9 1/8% Series C Cumulative Redeemable
    Preference Units                                      7,870          7,870          2,623          2,623
8.60% Series D Cumulative Redeemable
    Preference Units                                     11,288         11,288          3,762          3,762

Series E Cumulative Convertible Preference Units          5,184          5,245          1,693          1,748
9.65% Series F Cumulative Redeemable
    Preference Units                                      4,161          4,161          1,387          1,387
7 1/4% Series G Convertible Cumulative
    Preference Units                                     17,194         17,196          5,730          5,732
7.00% Series H Cumulative Convertible
    Preference Units                                         81            196             26             65
8.82% Series I Cumulative Convertible
    Preference Units                                        -            3,329            -              562
8.60% Series J Cumulative Convertible
    Preference Units                                      2,451          7,416            -            2,472
8.29% Series K Cumulative Redeemable
    Preference Units                                      3,109          3,109          1,036          1,036
7.625% Series L Cumulative Redeemable
    Preference Units                                      5,719          5,719          1,906          1,906
                                                        -------        -------        -------        -------
Cumulative Convertible or Redeemable
    Preference Units                                    $76,370        $84,842        $24,601        $27,731
                                                        =======        =======        =======        =======

5.       REAL ESTATE ACQUISITIONS

         During the nine months ended September 30, 2000 the Operating Partnership acquired the eighteen Properties listed below from unaffiliated parties. In connection with certain of the acquisitions listed below, the Operating Partnership assumed and/or entered into new mortgage indebtedness of approximately $38.4 million and issued OP Units having a value of approximately $4.1 million. The cash portion of these transactions was funded from proceeds received from the disposition of properties and working capital.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


--------------- --------------------------------- --------------------------- ------------- ------------------
     DATE                                                                      NUMBER OF     PURCHASE PRICE
   ACQUIRED     PROPERTY                          LOCATION                       UNITS       (IN THOUSANDS)
--------------- --------------------------------- --------------------------- ------------- ------------------
   01/19/00     Windmont                          Atlanta, GA                     178        $ 10,310
   04/05/00     Alborada                          Fremont, CA                     442          83,500
   06/30/00     Jefferson at Wyndham Lakes        Coral Springs, FL               332          33,340
   07/12/00     Ambergate                         West Palm Beach, FL              72           2,362
   07/12/00     Greengate                         West Palm Beach, FL             120           4,019
   07/12/00     Jupiter Cove II                   Juno Beach, FL                   61           1,663
   07/12/00     Oakland Hills                     Margate, FL                     189           7,800
   07/12/00     Summit Center                     West Palm Beach, FL              87           2,347
   07/12/00     Whispering Pines                  Fort Pierce, FL                  64             978
   07/25/00     Harbour Town                      Boca Raton, FL                  392          31,940
   09/13/00     Madison at Wells Branch           Austin, TX                      300          18,750
   09/13/00     Madison at Scofield Farms         Austin, TX                      260          16,510
   09/14/00     Westside Villas I-V               Los Angeles, CA                 176          42,000
   09/27/00     Millburn Court I                  Dayton, OH                       65           1,500
-------------  ------------------------------- -----------------------------   ---------   ----------
                                                                                2,738        $257,109
------------- -------------------------------- -----------------------------   ---------   ----------

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

         On August 7, 2000, the Operating Partnership funded approximately $30.9 million for an ownership interest in Laguna Clara Apartments, a 264-unit property located in Santa Clara, California. As the Operating Partnership cannot exercise unilateral control over major decisions, this property has been classified as an investment in unconsolidated joint venture and accounted for under the equity method.

6.       REAL ESTATE DISPOSITIONS

         During the nine months ended September 30, 2000, the Operating Partnership disposed of the twenty-seven properties listed below to unaffiliated parties. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $155.8 million.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


       ---------------- ---------------------------------- ------------------------- ------------- -----------------
                                                                                                     DISPOSITION
          DATE                                                                          NUMBER          PRICE
        DISPOSED        PROPERTY                           LOCATION                    OF UNITS     (IN THOUSANDS)
       ---------------- ---------------------------------- ------------------------- ------------- -----------------
          02/04/00      Lakeridge at the Moors             Miami, FL                       175         $ 10,000
          02/09/00      Sonnet Cove I & II                 Lexington, KY                   331           12,300
          02/25/00      Yuma Court                         Colorado Springs, CO             40            2,350
          02/25/00      Indigo Plantation                  Daytona Beach, FL               304           14,200
          02/25/00      The Oaks of Lakebridge             Ormond Beach, FL                170            7,800
          03/23/00      Tanglewood                         Lake Oswego, OR                 158           10,750
          03/30/00      Preston Lake                       Tucker, GA                      320           17,325
          03/31/00      Cypress Cove                       Melbourne, FL                   326           18,800
          04/20/00      Village of Sycamore Ridge          Memphis, TN                     114            5,200
          04/28/00      Towne Centre III & IV              Laurel, MD                      562           29,244
          05/11/00      3000 Grand                         Des Moines, IA                  186            9,625
          06/14/00      Villa Madeira                      Scottsdale, AZ                  332           17,500
          07/06/00      Idlewood                           Indianapolis, IN                320           15,600
          07/25/00      Sabal Palm                         Pompano Beach, FL               416           27,200
          07/27/00      Lake in the Woods                  Ypsilanti, MI                 1,028           57,000
          07/28/00      Windmill                           Colorado Springs, CO            304           12,358
          07/28/00      Cheyenne Crest                     Colorado Springs, CO            208           12,286
          07/28/00      Lamplight Court                    London, OH                       53              738
          08/24/00      Huntington Hollow                  Tulsa, OK                       288            7,100
          08/24/00      Hunter Glen                        Springfield, IL                  64            1,750
          08/29/00      Glenridge                          Colorado Springs, CO            220           13,127
          09/18/00      Greenwich Woods/Hollyview          Silver Springs, MD              606           37,500
          09/26/00      The Hollows                        Columbia, SC                    212            8,000
          09/26/00      Tamarind at Stoneridge             Columbia, SC                    240            8,030
       ---------------- ---------------------------------- ------------------------- ------------- -----------------
                                                                                         6,977         $355,783
       ---------------- ---------------------------------- ------------------------- ------------- -----------------

         On June 30, 2000, the Operating Partnership entered into two separate joint ventures with an unaffiliated party. At closing, the Operating Partnership sold and/or contributed twenty-one wholly owned properties containing 5,211 units valued at $303.4 million to the joint ventures encumbered with $220.0 million in mortgage loans obtained on June 26, 2000 (see further discussion in Note 9). The unaffiliated party acquired a 75% interest in the joint ventures while the Operating Partnership retained a 25% interest along with the right to manage the properties. The Operating Partnership has classified its 25% interest in the joint ventures as investments in unconsolidated joint ventures and accounted for them under the equity method of accounting. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $49.3 million.

         In addition, during the nine months ended September 30, 2000, the Operating Partnership sold its entire interest in three Unconsolidated Properties containing 377 units for approximately $4.6 million.

7.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of September 30, 2000, in addition to the Properties that were subsequently acquired as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to acquire eight multifamily properties containing 1,698 units from unaffiliated parties. The Operating Partnership expects a combined purchase price of approximately $283.5 million, including the assumption of mortgage indebtedness of approximately $24.7 million.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         As of September 30, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of seven multifamily properties containing 1,117 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $53.3 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

8.       DEPOSITS - RESTRICTED

         Deposits-restricted as of September 30, 2000 included the following:

     - deposits in the amount of $29.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;

     - approximately $195.3 million held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of twenty-two properties and earnest money deposits made for eight additional acquisitions;

     - approximately $33.4 million for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties; and

     -    approximately $5.5 million of other deposits.

9.       MORTGAGE NOTES PAYABLE

         As of September 30, 2000, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.0 billion encumbering 510 of the Properties and one warehouse acquired in the Globe Merger. The carrying value of such Properties (net of accumulated depreciation of $555.0 million) was approximately $4.8 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

         During the nine months ended September 30, 2000 the Operating
Partnership:

     - recorded additional third-party mortgage debt totaling $65.1 million in connection with the consolidation of the Guilford portfolio on January 1, 2000 (see Note 5);

     - repaid the outstanding mortgage balances on sixty-one Properties in the aggregate amount of $119.4 million;

     - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million on March 20, 2000;

     - settled on a $100 million forward starting swap and received $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;

     - obtained new mortgage financings on twenty-one previously unencumbered properties in the amount of $220 million on June 26, 2000. These mortgage loans were assumed by the joint ventures that closed on June 30, 2000 (see Note 6);

     - assumed mortgage debt on six properties in the amount of $38.4 million in connection with their acquisitions; and

     - obtained approximately $88.3 million in construction loan commitments on two properties, of which $20.7 million was currently outstanding.

         As of September 30, 2000, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Operating Partnership's mortgage debt was 4.00% to 10.67% at September 30, 2000. During the nine months ended September 30, 2000, the weighted average interest rate on the Operating Partnership's mortgage debt was 6.85%.

10.      NOTES

         The following tables summarize the Operating Partnership's unsecured note balances and certain interest rate and maturity date information as of and for the nine months ended September 30, 2000:

                                                                                       Weighted
            September 30, 2000                Net Principal    Interest Rate           Average     Maturity Date
          (AMOUNTS IN THOUSANDS)                 Balance          Ranges            Interest Rate      Ranges
------------------------------------------------------------------------------------------------------------------

Fixed Rate Public Notes                        $ 1,893,538       6.150% - 9.375%        7.07%       2000 - 2026
Floating Rate Public Notes                          99,800             (1)              7.26%           2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        5.08%       2024 - 2029
                                            -------------------                     ---------------

Totals                                         $ 2,121,118                              6.96%
                                            ===================                     ===============

     (1) As of September 30, 2000, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread (reset annually in August) equal to 0.65% at September 30, 2000.

         During the nine months ended September 30, 2000 the Operating
Partnership:

     -    assumed $39.9 million of fixed rate public notes in the Globe Merger;

     -    paid off at maturity fixed rate 7.25% public notes of $55.0 million;

     -    paid off at maturity fixed rate 6.15% public notes of $145.0 million;
          and

     - paid off $8.0 million in fixed rate public notes assumed in the Globe Merger.

         As of September 30, 2000, the Operating Partnership had outstanding unsecured notes of approximately $2.1 billion net of a $3.9 million discount and including a $5.5 million premium.

         As of September 30, 2000, the remaining unamortized balance of deferred settlement receipts and payments from treasury locks and interest rate protection agreements was $9.0 million and $2.5 million, respectively.

11.      LINES OF CREDIT

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of September 30, 2000, no amounts were outstanding under this facility and $51.3 million was restricted on this line of credit. During the nine months ended September 30, 2000, the weighted average interest rate on this revolving credit facility was 6.58%.

         In connection with the Globe Merger, the Company assumed a second line of credit facility with Fifth Third Bank to provide the Company with potential borrowings of up to $55.0 million. As of September 30, 2000, $33.6 million was outstanding under this facility. From the period July 11, 2000 (Globe Merger date) through September 30, 2000, the weighted average interest rate on this revolving credit facility was 8.78%.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


12.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

         The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.


                                                                     NINE MONTHS ENDED                    QUARTER ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ---------------------------------     --------------------------------
                                                                   2000            1999              2000            1999
                                                              ---------------------------------     --------------------------------
                                                                            (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
    extraordinary item, allocation to Minority
    Interests, provision for income taxes and
    allocation to preference unit/interest distributions        $ 290,850         $ 243,797         $ 105,729         $  84,423

Allocation to Minority Interests - Partially Owned
    Properties                                                        145               -                 (12)              -
Provision for income taxes                                           (518)              -                (518)              -
Allocation to Junior Convertible Preference Units                    (327)             (240)             (109)             (240)
Allocation to Cumulative Convertible Redeemable
     Preference Interests                                          (6,900)              (36)           (3,233)              (36)
Allocation to Redeemable Preference Units                         (76,370)          (84,842)          (24,601)          (27,731)
                                                                ----------------------------        ---------------------------
Income before gain on disposition of properties, net
    and extraordinary item                                        206,880           158,679            77,256            56,416

Gain on disposition of properties, net                            205,121            64,315           117,469            18,508

Loss on early extinguishment of debt                                  -                (451)              -                 -
                                                                ----------------------------        ---------------------------
Numerator for net income per OP Unit - basic                      412,001           222,543           194,725            74,924

Effect of dilutive securities:
     Distributions to convertible preference
         units/interests                                            9,713               -               7,576               -
                                                                ----------------------------        ---------------------------
Numerator for net income per OP Unit - diluted                  $ 421,714         $ 222,543         $ 202,301         $  74,924
                                                                ============================        ============================
DENOMINATOR:
Denominator for net income per OP Unit - basic                    141,818           133,490           143,732           134,993
Effect of dilutive securities:
     Dilution for OP Units issuable upon assumed
         exercise of the Company's stock options                      721               714               985               660
     Convertible preference units/interests                         3,967               -               7,777               -
                                                                 ---------------------------        ---------------------------
Denominator for net income per OP Unit - diluted                  146,506           134,204           152,494           135,653
                                                                ============================        ============================
Net income per OP Unit - basic                                  $    2.91         $    1.67         $    1.35         $    0.56
                                                                ============================        ============================
Net income per OP Unit - diluted                                $    2.88         $    1.66         $    1.33         $    0.55
                                                                ============================        ============================

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED                   QUARTER ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 ------------------------------  --------------------------------
                                                                     2000               1999            2000               1999
                                                                 ------------------------------  --------------------------------
                                                                           (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT AMOUNTS)

  NET INCOME PER OP UNIT - BASIC:
  Income  before  gain  on  disposition  of  properties, net
    and extraordinary item per OP Unit - basic                       $   1.46           $   1.19        $   0.53           $   0.42
  Gain on disposition of properties, net                                 1.45               0.48            0.82               0.14
  Loss on early extinguishment of debt                                      -                  -               -                  -
                                                                 -------------      -------------  --------------     --------------
  Net income per OP Unit - basic                                     $   2.91           $   1.67        $   1.35           $   0.56
                                                                 =============      =============  ==============     ==============
  NET INCOME PER OP UNIT - DILUTED:
  Income  before  gain  on  disposition  of  properties,   net
    and extraordinary item per OP Unit - diluted                     $   1.48           $   1.18        $   0.56           $   0.42
  Gain on disposition of properties, net                                 1.40               0.48            0.77               0.13
  Loss on early extinguishment of debt                                      -                  -               -                  -
                                                                 -------------      -------------  --------------     --------------
  Net income per OP Unit - diluted                                   $   2.88           $   1.66        $   1.33           $   0.55
                                                                 =============      =============  ==============     ==============

CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 5,402,699 AND 12,357,124 WEIGHTED AVERAGE COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, AND 0 AND 11,365,744 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

12.      COMMITMENTS AND CONTINGENCIES

         The Operating Partnership, as an owner of real estate, is subject to various Federal, state and local environmental laws and regulations. Compliance by the Operating Partnership with existing laws has not had a material adverse effect on the Operating Partnership's financial condition and results of operations. However, the Operating Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

         The Operating Partnership does not believe there is any litigation pending or threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, the costs and expenses of most of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Operating Partnership funded a total of $103.3 million during the nine months ended September 30, 2000. During the remainder of 2000, the Operating Partnership expects to fund approximately $55.4 million in connection with these Properties. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of September 30, 2000, this enhancement was still in effect.

         Pursuant to the terms of a capital investment in Constellation Real Technologies, LLC ("Constellation"), the Operating Partnership has a funding commitment of $12.3 million as of September 30, 2000. Constellation's primary objectives will be to serve as an incubator for real estate technology companies and to provide a platform for pooling of its investor's purchasing power. The Operating Partnership's current equity ownership interest in Constellation is 9.999% as of September 30, 2000.

14.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the nine months and quarter ended September 30, 2000 and net income for the nine months and quarter ended September 30, 1999.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


              NINE MONTHS ENDED SEPTEMBER 30, 2000                  RENTAL REAL       CORPORATE/
                     (AMOUNTS IN THOUSANDS)                         ESTATE (1)        OTHER (2)       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
Rental income                                                   $  1,454,958           $    -         $  1,454,958
Fee and asset management income                                          -                4,711              4,711
Furniture income                                                         -               14,228             14,228
Property and maintenance expense                                    (368,291)               -             (368,291)
Real estate tax and insurance expense                               (141,830)               -             (141,830)
Property management expense                                          (56,204)               -              (56,204)
Fee and asset management expense                                         -               (3,647)            (3,647)
Furniture operating costs                                                -               (9,505)            (9,505)
                                                               ------------------------------------------------------
Net operating income                                                 888,633              5,787            894,420

Interest income - investment in mortgage notes                           -                8,282              8,282
Income from investments in unconsolidated joint ventures                 -               14,589             14,589
Interest and other income                                                -               19,009             19,009
Depreciation expense on non-real estate assets                           -               (5,830)            (5,830)
Interest expense:
    Expense incurred                                                     -             (285,337)          (285,337)
    Amortization of deferred financing costs                             -               (4,063)            (4,063)
General and administrative expense                                       -              (19,439)           (19,439)
Amortization of goodwill and other intangibles                           -                 (767)              (767)
Allocation to Minority Interests - Partially Owned
    Properties                                                           -                  145                145
Provision for income taxes                                               -                 (518)              (518)
Allocation to preference unit/interest holders                           -              (83,597)           (83,597)
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                        -                 (193)              (193)
                                                               ------------------------------------------------------
Funds from operations available to OP Units                          888,633           (351,932)           536,701

Depreciation expense on real estate assets                          (330,014)               -             (330,014)
Gain on disposition of properties, net                               205,121                -              205,121
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                        -                  193                193

                                                               ------------------------------------------------------

Net income available to OP Unit holders                         $    763,740       $   (351,739)      $    412,001
                                                               ======================================================

Investment in real estate, net of accumulated depreciation      $ 10,580,070       $     16,388       $ 10,596,458
                                                               ======================================================

Total assets                                                    $ 10,804,623       $  1,016,239       $ 11,820,862
                                                               ======================================================

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


              NINE MONTHS ENDED SEPTEMBER 30, 1999               RENTAL REAL        CORPORATE/
                     (AMOUNTS IN THOUSANDS)                      ESTATE (1)         OTHER (2)       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Rental income                                                 $ 1,243,958         $     -         $ 1,243,958
Fee and asset management income                                       -               3,432             3,432
Property and maintenance expense                                 (300,798)              -            (300,798)
Real estate tax and insurance expense                            (126,304)              -            (126,304)
Property management expense                                       (42,817)              -             (42,817)
Fee and asset management expense                                      -              (2,301)           (2,301)
                                                               ------------------------------------------------------
Net operating income                                              774,039             1,131           775,170

Interest income - investment in mortgage notes                        -               8,502             8,502
Income from investments in unconsolidated joint ventures              -               7,042             7,042
Interest and other income                                             -              10,613            10,613
Depreciation expense on non-real estate assets                        -              (5,125)           (5,125)
Interest expense:
    Expense incurred                                                  -            (241,516)         (241,516)
    Amortization of deferred financing costs                          -              (2,773)           (2,773)
General and administrative expense                                    -             (15,736)          (15,736)
Allocation to preference unit/interest holders                        -             (85,118)          (85,118)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                         -                 710               710
                                                               ------------------------------------------------------

Funds from operations available to OP Units                       774,039          (322,270)          451,769

Depreciation expense on real estate assets                       (292,380)              -            (292,380)

Gain on disposition of properties, net                             64,315               -              64,315

Loss on early extinguishment of debt                                  -                (451)             (451)

Adjustment for depreciation expense related to
    Unconsolidated Properties                                         -                (710)             (710)
                                                               ------------------------------------------------------

Net income available to OP Unit holders                       $   545,974       $  (323,431)      $   222,543
                                                              ===========       ===========       ===========

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                QUARTER ENDED SEPTEMBER 30, 2000                  RENTAL REAL       CORPORATE/
                      (AMOUNTS IN THOUSANDS)                      ESTATE (1)        OTHER (2)       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
Rental income                                                   $ 502,218          $    -           $ 502,218
Fee and asset management income                                       -               1,876             1,876
Furniture income                                                      -              14,228            14,228
Property and maintenance expense                                 (140,446)              -            (140,446)
Real estate tax and insurance expense                             (46,829)              -             (46,829)
Property management expense                                       (18,444)              -             (18,444)
Fee and asset management expense                                      -              (1,545)           (1,545)
Furniture operating costs                                             -              (9,505)           (9,505)
                                                               ------------------------------------------------------
Net operating income                                              296,499             5,054           301,553

Interest income - investment in mortgage notes                        -               2,783             2,783
Income from investments in unconsolidated joint ventures              -               5,525             5,525
Interest and other income                                             -              10,624            10,624
Depreciation expense on non-real estate assets                        -              (2,673)           (2,673)
Interest expense:
    Expense incurred                                                  -             (95,074)          (95,074)
    Amortization of deferred financing costs                          -              (1,360)           (1,360)
General and administrative expense                                    -              (6,223)           (6,223)
Amortization of goodwill and other intangibles                        -                (767)             (767)
Allocation to Minority Interests - Partially Owned
     Properties                                                       -                 (12)              (12)
Provision for income taxes                                            -                (518)             (518)
Allocation to preference unit/interest holders                        -             (27,943)          (27,943)
Adjustment for depreciation expense related to
     Unconsolidated and Partially Owned Properties                    -                 298               298
                                                               ------------------------------------------------------

Funds from operations available to OP Units                       296,499          (110,286)          186,213

Depreciation expense on real estate assets                       (108,659)              -            (108,659)
Gain on disposition of properties, net                            117,469               -             117,469
Adjustment for depreciation expense related to
     Unconsolidated and Partially Owned Properties                    -                (298)             (298)
                                                               ------------------------------------------------------

Net income available to OP Unit holders                         $ 305,309         $(110,584)        $ 194,725
                                                                =====================================================

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  QUARTER ENDED SEPTEMBER 30, 1999              RENTAL REAL        CORPORATE/
                       (AMOUNTS IN THOUSANDS)                   ESTATE (1)         OTHER (2)      CONSOLIDATED
  ------------------------------------------------------------------------------------------------------------------
Rental income                                                   $ 424,780         $     -           $ 424,780
Fee and asset management income                                       -               1,018             1,018
Property and maintenance expense                                 (103,933)              -            (103,933)
Real estate tax and insurance expense                             (41,789)              -             (41,789)
Property management expense                                       (14,844)              -             (14,844)
Fee and asset management expense                                      -                (677)             (677)
                                                                ----------------------------------------------
Net operating income                                              264,214               341           264,555
Interest income - investment in mortgage notes                        -               2,858             2,858
Income from investments in unconsolidated joint ventures              -               2,691             2,691
Interest and other income                                             -               3,841             3,841
Depreciation expense on non-real estate assets                        -              (1,702)           (1,702)
Interest expense:
    Expense incurred                                                  -             (83,017)          (83,017)
    Amortization of deferred financing costs                          -              (1,112)           (1,112)
General and administrative expense                                    -              (5,022)           (5,022)
Allocation to preference unit/interest holders                        -             (28,007)          (28,007)
Adjustment for depreciation expense related
    to Unconsolidated Properties                                      -                 159               159
                                                                ----------------------------------------------
Funds from operations available to OP Units                       264,214          (108,970)          155,244
Depreciation expense on real estate assets                        (98,669)              -             (98,669)
Gain on disposition of properties, net                             18,508               -              18,508
Adjustment for depreciation expense related
     to Unconsolidated Properties                                     -                (159)             (159)
                                                                ----------------------------------------------
Net income available to OP Unit holders                         $ 184,053         $(109,129)        $  74,924
                                                                ==============================================

(1) The Operating Partnership's primary reportable business segment is owning, managing, and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Operating Partnership has a segment for corporate level activity including such items as fee and asset management activity, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, income earned from investments in unconsolidated joint ventures, general and administrative expenses, and interest expense on mortgage notes payable, unsecured notes and lines of credit. The Operating Partnership's fee and asset management and furniture rental/sales activities are immaterial and do not meet the threshold requirements of reportable segments as provided for in Statement No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt.

                        ERP OPERATING LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

15.      SUBSEQUENT EVENTS

         Subsequent to September 30, 2000 and through November 3, 2000, the Operating Partnership disposed of the seventeen properties listed below to unaffiliated parties. A portion of these proceeds were used to pay off mortgage debt on one property approximating $9.1 million. The purchaser assumed the mortgage debt on two of these properties totaling $1.6 million.


   --------------- ------------------------------ ------------------------- ------------ -----------------
                                                                                           DISPOSITION
         DATE                                                                 NUMBER          PRICE
       DISPOSED    PROPERTY                       LOCATION                   OF UNITS     (IN THOUSANDS)
   --------------- ------------------------------ ------------------------- ------------ -----------------
      10/02/00     Villa Serenas                  Tucson, AZ                     611         $ 20,850
      10/03/00     Camellia Court                 Carrollton, KY                  55            1,550
      10/03/00     Millston I, II & III           Aberdeen, OH                    93            1,194
      10/03/00     Springwood                     Maysville, KY                   54            1,026
      10/03/00     Willowood                      Owensboro, KY                   55            1,200
      10/17/00     Mission Palms                  Tucson, AZ                     360           20,700
      10/19/00     Del Coronado                   Mesa, AZ                       419           23,575
      10/19/00     Rancho Murietta                Tempe, AZ                      292           17,075
      10/20/00     Crossings at Green Valley      Las Vegas, NV                  384           20,738
      10/20/00     Reflections at the Lake        Las Vegas, NV                  326           19,665
      10/20/00     The Trails                     Las Vegas, NV                  440           29,410
      10/23/00     Augustine Club                 Tallahassee, FL                222            9,925
      10/23/00     Plantations at Killearn        Tallahassee, FL                184            9,150
      10/23/00     Woodlake at Killearn           Tallahassee, FL                352           14,475
      10/25/00     La Valencia                    Mesa, AZ                       361           19,925
      10/25/00     Towne Square                   Chandler, AZ                   584           33,300
      10/31/00     Willow Run                     Willard, OH                     61            1,250
   --------------- ------------------------------ ------------------------- ------------ -----------------
                                                                               4,853         $245,008
   --------------- ------------------------------ ------------------------- ------------ -----------------

         On October 11, 2000, the Operating Partnership acquired Waterford at Manderin II, a vacant land parcel located adjacent to Waterford at Manderin Phase I in Jacksonville, FL, from an unaffiliated party for a total purchase price of approximately $0.5 million.

         On October 31, 2000, the Company closed on its acquisition of Grove Property Trust ("Grove"). Grove's portfolio of 60 properties contains 7,308 units located in three New England states. As provided in the Company's merger agreement with Grove, each Grove common share was exchanged for $17.00
(cash) and each Grove operating partnership unit was exchanged for cash in the same amount or 0.3696 units in the Operating Partnership at the option of the holder. As a result, the Company and the Operating Partnership paid approximately $174.0 million in cash and issued approximately 0.3 million OP Units. In addition, the Operating Partnership assumed approximately $241.4 million in Grove debt, of which $45.8 million was paid off immediately following the close of the merger.

         On November 1, 2000, the Operating Partnership acquired Centre Club Apartments, a 312-unit multifamily property located in Ontario, CA, from an unaffiliated party for a total purchase price of approximately $31.1 million.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's, Globe, and certain other entities, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

            Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     - costs to obtain alternative sources of capital to the Operating Partnership are higher than anticipated;

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


                                               ACQUISITIONS                      DISPOSITIONS
                                     ---------------------------------- -------------------------------

                                        Number of        Number of         Number of       Number of
                   PERIOD               Properties         Units           Properties        Units
         --------------------------- ---------------- ----------------- --------------- ---------------
                    1999                    366             35,450              36          7,886
                YTD 9/30/00                  18              2,738              27          6,977

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Operating Partnership's overall results of operations for the nine months ended September 30, 2000 and 1999 have been significantly impacted by the Operating Partnership's acquisition and disposition activity, including the Globe Merger. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can primarily be attributed to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe Merger, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties.

         Properties that the Operating Partnership owned for all of both the nine-month periods ended September 30, 2000 and September 30, 1999 (the "Nine-Month 2000 Same Store Properties"), which represented 163,368 units, also impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both the quarters ended September 30, 2000 and September 30, 1999 (the "Third-Quarter 2000 Same Store Properties"), which represented 167,740 units, also impacted the Operating Partnership's results of operations. Both the Nine-Month 2000 Same Store Properties and Third-Quarter 2000 Same Store Properties are discussed in the following paragraphs.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         For the nine months ended September 30, 2000, income before gain on disposition of properties, net, extraordinary item, allocation to Minority Interests and provision for income taxes increased by approximately $47.1 million when compared to the nine months ended September 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe Merger, as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Nine-Month 2000 Same Store Properties, total revenues increased by approximately $47.5 million to $1.1 billion or 4.34% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property-operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $9.0 million or 2.22%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance, building and insurance costs.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $13.4 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of Unconsolidated Properties. These revenues increased by approximately $1.3 million, but were offset by an increase in expenses of approximately $1.3 million when compared to the nine months ended September 30, 1999.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense, including amortization of deferred financing costs, increased by approximately $45.1 million. This increase was primarily the result of a $661.7 million increase in the Operating Partnership's average indebtedness outstanding. The effective interest cost on all of the Operating Partnership's indebtedness for the nine months ended September 30, 2000 was 7.23% as compared to 6.97% for the nine months ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $3.7 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.28% for the nine months ended September 30, 2000 compared to 1.24% of total revenues for the nine months ended September 30, 1999.

     COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 TO QUARTER ENDED SEPTEMBER 30, 1999

         For the quarter ended September 30, 2000, income before gain on disposition of properties, net, extraordinary item, allocation to Minority Interests and provision for income taxes increased by approximately $21.3 million when compared to the quarter ended September 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe Merger, as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Third-Quarter 2000 Same Store Properties, total revenues increased by approximately $19.4 million or 5.12% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property-operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $4.5 million or 3.12%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance and insurance costs.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $3.6 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of Unconsolidated Properties. These revenues increased by approximately $0.9 million, but were offset by an increase in expenses of approximately $0.9 million when compared to the quarter ended September 30, 1999.

         Interest expense, including amortization of deferred financing costs, increased by approximately $12.3 million. This increase was primarily the result of a $491.4 million increase in the Operating Partnership's average indebtedness outstanding. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ended September 30, 2000 was 7.25% as compared to 6.95% for the quarter

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.2 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.16% for the quarter ended September 30, 2000 compared to 1.15% of total revenues for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2000, the Operating Partnership had approximately $29.1 million of cash and cash equivalents and the amount available on the Operating Partnership's line of credit was $400 million, of which $65.8 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at September 30, 2000 was approximately $56.2 million and the amount available on the Operating Partnership's lines of credit was $721.4 million, of which $51.3 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first nine months of 2000, the Operating Partnership:

     - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $147.7 million;

     - disposed of thirty properties (including the sale of the Operating Partnership's entire interest in three Unconsolidated Properties) and received net proceeds of $360.4 million;

     - sold and/or contributed twenty-one properties to two separate joint ventures and received net proceeds of $60.5 million;

     - issued approximately 0.9 million OP Units and received net proceeds of $24.9 million;

     - issued the Series B, C, D and E Cumulative Convertible Redeemable Preference Units and received net proceeds of $133.6 million; and

     - obtained new mortgage financing on twenty-one previously unencumbered properties and received net proceeds of $217.2 million.

     All of these proceeds were utilized to either:

     -    repay the lines of credit;

     - repay mortgage indebtedness on certain Properties and/or repay unsecured notes;

     - provide funding for properties in the development and/or earnout stage including properties subject to the joint venture agreements; and/or

     -    purchase additional properties.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the nine months ended September 30, 2000, the Operating
Partnership:

     -    repaid four unsecured notes totaling $208.0 million;

     - repaid approximately $119.4 million of mortgage indebtedness on sixty-one Properties;

     - settled on a $100 million interest rate protection agreement and received approximately $7.1 million in connection therewith. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;

     - funded $103.3 million related to the development, earnout and joint venture agreements;

     - purchased eighteen Properties for a total purchase price of approximately $257.0 million;

     - funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio; and

     - acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco.

         As of September 30, 2000, the Operating Partnership had total indebtedness of approximately $5.2 billion, which included mortgage indebtedness of $3.0 billion (including premiums of $2.6 million), of which $836.6 million represented tax-exempt bond indebtedness, and unsecured debt of $2.1 billion (including net discounts and premiums in the amount of $1.6 million), of which $127.8 million represented tax-exempt bond indebtedness.

         Subsequent to September 30, 2000 and through November 6, 2000, the Company and the Operating Partnership:

     - repaid and/or the purchaser assumed the outstanding mortgage balance on three Properties totaling approximately $10.6 million;

     - disposed of seventeen properties for a total sales price of $245.0 million;

     - acquired one property containing 312 units and a vacant land parcel for a total purchase price of approximately $31.6 million; and

     - acquired Grove for cash of approximately $174.0 million and assumed approximately $241.4 million in Grove debt, of which $45.8 million was paid off immediately following the close of the merger.

         During the remainder of 2000, the Operating Partnership expects to fund $55.4 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

         The Operating Partnership has a policy of capitalizing expenditures made for new real estate assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations to real estate that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for in-the-unit replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures are also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Operating Partnership has determined that it generally spends $1,000 per unit during its first three years of ownership

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to fully improve and enhance these properties to meet the Operating Partnership's standards. In regard to replacement-type items described above, the Operating Partnership generally expects to spend $250 per unit on an annual recurring basis.

         During the nine months ended September 30, 2000, the Operating Partnership's total improvements to real estate approximated $100.3 million. Of this amount, approximately $24.8 million, or $254 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $25.5 million, or $227 per unit. Capital spent for replacement-type items approximated $42.5 million, or $202 per unit. In addition, approximately $5.3 million was spent on eight specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $0.7 million spent on commercial/other assets, $1.4 million spent on the Partially Owned Properties and $0.1 million spent on properties that were sold prior to 2000. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total improvements to real estate for the remaining portion of 2000 are estimated to be approximately $16.4 million.

         The Company, through its Globe subsidiary, has a policy for capitalizing expenditures made for rental furniture and property and equipment, including new acquisitions and the costs associated with placing these assets into service. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the period July 11, 2000 through September 30, 2000, total additions to rental furniture and property and equipment approximated $7.5 million and $0.4 million, respectively. Such additions to rental furniture and property and equipment were primarily funded from working capital reserves and from net cash provided by operating activities. Total additions to rental furniture and property and equipment for the remaining portion of 2000 are estimated to be approximately $6.4 million.

         Also included in total capital expenditures was approximately $3.9 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such additions to non-real estate property were primarily funded from working capital reserves and from net cash provided by operating activities. Total additions to non-real estate property for the remaining portion of 2000 are estimated to be approximately $1.3 million.

         Total distributions paid in October 2000 amounted to approximately $141.5 million, which included distributions declared for the quarter ended September 30, 2000.

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

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of November 6, 2000, $250 million was outstanding under this facility at a weighted average interest rate of 7.06%.

         In connection with the Globe Merger, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures on May 31, 2003. As of November 6, 2000, $42.2 million was outstanding under this facility at a weighted average interest rate of 8.92%.

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In connection with the Wellsford Merger, the Operating Partnership provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of November 6, 2000, this enhancement was still in effect.

         Pursuant to the terms of a capital investment in Constellation Real Technologies, LLC ("Constellation"), the Operating Partnership has a funding commitment of $12.3 million as of September 30, 2000. Constellation's primary objectives will be to serve as an incubator for real estate technology companies and to provide a platform for pooling of its investor's purchasing power. The Operating Partnership's current equity ownership interest in Constellation is 9.999% as of November 6, 2000.

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

         FFO per OP Unit is presented giving affect to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

                        ERP OPERATING LIMITED PARTNERSHIP
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         For the nine months ended September 30, 2000, FFO available to OP Units increased by $84.9 million, or 18.8%, and FFO per OP Unit - diluted increased by $0.39, or 11.7%, when compared to the nine months ended September 30, 1999.

         For the quarter ended September 30, 2000, FFO available to OP Units increased by $31.0 million, or 19.9%, and FFO per OP Unit - diluted increased by $0.14, or 12.4%, when compared to the quarter ended September 30, 1999.

         The following is a reconciliation of net income to FFO available to OP Units for the nine months and quarters ended September 30, 2000 and 1999:


                                                              NINE MONTHS ENDED                QUARTER ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------------------------     ----------------------------
                                                          2000             1999              2000             1999
                                                      ----------------------------------------------------------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER OP UNIT AMOUNTS)
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                            $ 495,598         $ 307,661         $ 222,668         $ 102,931
Adjustments:
     Depreciation on real estate assets*                329,821           293,090           108,957            98,828
     Loss on early extinguishment of debt                   -                 451               -                 -
     Gain on disposition of properties, net            (205,121)          (64,315)         (117,469)          (18,508)
                                                      ---------         ---------         ---------         ---------
FFO                                                     620,298           536,887           214,156           183,251
Allocation to preference unit/interest holders          (83,597)          (85,118)          (27,943)          (28,007)
                                                      ---------         ---------         ---------         ---------
FFO available to OP Units                             $ 536,701         $ 451,769         $ 186,213         $ 155,244
                                                      =========         =========         =========         =========
FFO per OP Unit - basic                               $    3.78         $    3.38         $    1.30         $    1.15
                                                      =========         =========         =========         =========
FFO per OP Unit - diluted                             $    3.71         $    3.32         $    1.27         $    1.13
                                                      =========         =========         =========         =========
Weighted average OP Units outstanding - basic           141,817           133,490           143,732           134,993
                                                      =========         =========         =========         =========

* INCLUDES $890 AND $710 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, AND $680 AND $159 FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, RELATED TO THE OPERATING PARTNERSHIP'S SHARE OF DEPRECIATION FROM UNCONSOLIDATED PROPERTIES. EXCLUDES $1,083 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND $382 FOR THE QUARTER ENDED SEPTEMBER 30, 2000 RELATED TO THE MINORITY INTERESTS' SHARE OF DEPRECIATION FROM PARTIALLY OWNED PROPERTIES.

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


                                 ERP OPERATING LIMITED PARTNERSHIP
                                 BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                       ITS GENERAL PARTNER


Date: November 13, 2000           By: /s/           Bruce C. Strohm
      -----------------                   --------------------------------------
                                                   Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                   and Secretary


Date: November 13, 2000           By: /s/           Michael J. McHugh
     ------------------                   --------------------------------------
                                                   Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                                Officer and Treasurer