Form 10-K405
period 2000-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2001-02-22
CIK 931182

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12252

                        ERP OPERATING LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)



               MARYLAND                                  36-3894853
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS              60606
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
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No
                                        -------      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                        ERP OPERATING LIMITED PARTNERSHIP

                                TABLE OF CONTENTS



PART I.                                                                                          PAGE
                                                                                                 ----

         Item 1.      Business                                                                     4
         Item 2.      The Properties                                                              18
         Item 3.      Legal Proceedings                                                           22
         Item 4.      Submission of Matters to a Vote of Security Holders                         22

PART II.

         Item 5.      Market for Registrant's Common Equity and Related
                      Shareholder Matters                                                         22
         Item 6.      Selected Financial Data                                                     22
         Item 7.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   24
         Item 7A.     Quantitative and Qualitative Disclosure about Market Risk                   33
         Item 8.      Financial Statements and Supplementary Data                                 33
         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                        33

PART III.

         Item 10.     Trustees and Executive Officers of the Registrant                           34
         Item 11.     Executive Compensation                                                      37
         Item 12.     Security Ownership of Certain Beneficial Owners and Management              37
         Item 13.     Certain Relationships and Related Transactions                              40

PART IV.

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             42


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ERP Operating Limited Partnership, an Illinois limited partnership formed in May 1993 ("the Operating Partnership), is managed and controlled by Equity Residential Properties Trust ("EQR"), a Maryland real estate investment trust, its general partner. EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of EQR. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (collectively, the "Mergers"). The term "Company" also includes Globe Business Resources, Inc. ("Globe"), Temporary Quarters, Inc. ("TQ") and Grove Property Trust ("Grove"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code").

         The Operating Partnership has formed a series of partnerships (the "Financing Partnerships") that beneficially own certain Properties (see definition below) that may be encumbered by mortgage indebtedness. In general, these are structured so that Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each, with the remaining 1% general partner interest in each Financing Partnership owned by various qualified REIT subsidiaries wholly owned by EQR (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Operating Partnership has also formed a series of limited liability companies that own certain Properties (collectively, the "LLCs"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

         The Operating Partnership's subsidiaries include a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's and certain other entities.

         As of December 31, 2000, the Operating Partnership owned or had interests in 1,104 multifamily properties containing 227,704 apartment units (individually, a "Property" and collectively, the "Properties") consisting of the following:


                                           NUMBER OF           NUMBER OF
                                           PROPERTIES           UNITS
-------------------------------------- ----------------- --------------------
WHOLLY OWNED PROPERTIES                        998             207,610
PARTIALLY OWNED PROPERTIES                      15               3,067
UNCONSOLIDATED PROPERTIES                       91              17,027
                                       ----------------- --------------------
TOTAL PROPERTIES                             1,104             227,704
                                       ================= ====================


         The "Partially Owned Properties" are controlled and partially owned by the Operating Partnership but have partners with minority interests and are accounted for under the consolidation method of accounting. The "Unconsolidated Properties" are partially owned but not controlled by the Operating

Partnership and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.

         EQR is, together with the Operating Partnership, one of the largest publicly traded REIT's (based on the aggregate market value of EQR's outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly owned and total revenues earned). The Operating Partnership's Properties are located in 36 states with its corporate headquarters located in Chicago, Illinois as well as over thirty management offices throughout the United States.

         The Operating Partnership has approximately 7,400 employees. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Operating Partnership's Properties. A leasing administrator and/or property administrator generally assists the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing:

     o the value of the Properties;
     o distributions on a per limited partnership interest ("OP Unit") basis;
       and
     o partners' value.

The Operating Partnership's strategies for accomplishing these objectives are:

     o maintaining and increasing Property occupancy while increasing rental rates;
     o controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;
     o maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%;
     o strategically acquiring and disposing of properties;
     o purchasing newly developed, as well as co-investing in the development of, multifamily communities;
     o entering into joint ventures related to the ownership of established properties; and
     o strategically investing in various businesses that will enhance services for the properties.

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

When evaluating potential acquisitions, the Operating Partnership will consider:

     o the geographic area and type of community;
     o the location, construction quality, condition and design of the property;
     o the current and projected cash flow of the property and the ability to increase cash flow;
     o the potential for capital appreciation of the property;
     o the terms resident leases, including the potential for rent increases;
     o the potential economic growth and the tax and regulatory environment of the community in which the property is located;
     o the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
     o the prospects for liquidity through sale, financing or refinancing of the property;
     o the benefits of integration into existing operations; and
     o competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area.

         The Operating Partnership expects to purchase multifamily properties with physical and market characteristics similar to the Properties.

DEVELOPMENT STRATEGIES

         The Operating Partnership seeks to make investments towards the development of properties in markets where it discerns strong demand, which will enable it to achieve superior rates of return. The Operating Partnership's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location, the Operating Partnership analyzes relevant demographic, economic and financial data. Specifically, the Operating Partnership considers the following factors, among others, in determining the viability of a potential new apartment community:

     o income levels and employment growth trends in the relevant market;
     o uniqueness of location;
     o household growth and net migration of the relevant market's population;
     o supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels;
     o barriers to entry that would limit competition; and
     o purchase prices and yields of available existing stabilized communities, if any.

DISPOSITION STRATEGIES

         Management will use market information to evaluate dispositions. Factors the Operating Partnership considers in deciding whether to dispose of its Properties include the following:

     o potential increases in new construction;
     o areas where the economy is expected to decline substantially; and
     o markets where the Operating Partnership does not intend to establish long-term concentrations.

         The Operating Partnership will reinvest the proceeds received from property dispositions primarily to fund property acquisitions as well as fund development activities. In addition, when feasible the Operating Partnership may structure these transactions as tax deferred exchanges.

FINANCING STRATEGIES

         It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

         The Operating Partnership filed a Form S-3 Registration Statement on August 25, 2000 to register $1 billion of debt securities. The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430 million related to the registration statement effective on February 27, 1998. As of December 31, 2000, $1.43 billion in debt securities remained available for issuance under this registration statement.

         EQR filed a Form S-3 Registration Statement with the SEC on
February 3, 1998 to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, EQR carried over $272 million related to the registration statement, which was declared effective on August 4, 1997. As of December 31, 2000, $1.1 billion in equity securities remained available for issuance under this registration statement. Per the terms of the Partnership Agreement, EQR contributes the net proceeds of equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one common share per OP Unit basis).

EQUITY OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
---------------------------------------------------------------------

During 1998, EQR contributed all of the net proceeds, as discussed below, to the Operating Partnership in exchange for OP Units:

   o EQR issued 93,521 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $3.7 million.
   o EQR issued 1,023,184 Common Shares pursuant to its Share Purchase Plan and received net proceeds of approximately $50.7 million.
   o EQR issued 10,230 Common Shares pursuant to its Dividend Reinvestment Plan and received net proceeds of approximately $0.4 million.
   o EQR completed an offering on January 27, 1998 of 4,000,000 publicly registered Common Shares and received net proceeds of approximately $195.3 million.
   o EQR completed two offerings, on February 18, 1998 and February 23, 1998, respectively, for 988,340 and 1,000,000 publicly registered Common Shares. The Company received net proceeds from these offerings of approximately $95 million.
   o EQR completed an offering on March 30, 1998 of 495,663 publicly registered Common Shares and received net proceeds of approximately $23.7 million.
   o EQR completed an offering on April 29, 1998 of 946,565 publicly registered Common Shares and received net proceeds of approximately $44.1 million.
   o EQR completed its repurchase on September 20, 1998 of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. EQR paid approximately $94.7 million and subsequently retired the shares.


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

During 1999, EQR contributed all of the net proceeds, as discussed below, to the Operating Partnership in exchange for OP Units:

   o EQR issued 147,885 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.2 million.
   o EQR issued 22,534 Common Shares pursuant to its Share Purchase Plan and received net proceeds of approximately $1.0 million.
   o EQR issued 36,132 Common Shares pursuant to its Dividend Reinvestment Plan and received net proceeds of approximately $1.5 million.
   o EQR repurchased and retired on October 12, 1999 148,453 Common Shares previously issued in connection with the LFT Merger. These Common Shares were owned by various LFT employees and trustees. EQR paid approximately $6.3 million in connection therewith.

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

During 2000, EQR contributed all of the net proceeds, as discussed below, to the Operating Partnership in exchange for OP Units:

   o EQR issued 149,790 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.4 million.
   o EQR issued 13,187 Common Shares pursuant to its Share Purchase Plan and received net proceeds of approximately $0.6 million.
   o EQR issued 34,752 Common Shares pursuant to its Dividend Reinvestment Plan and received net proceeds of approximately $1.7 million.

During 2000 and 1999, a subsidiary of the Operating Partnership issued the following with an equity value totaling $186 million receiving net proceeds of $181.4 million:

   o 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests (collectively known as "Preference Interests") with an equity value of $40 million on September 27, 1999 receiving $39 million in net proceeds. The liquidation value of these units is $50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year.

   o 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million on March 3, 2000 receiving $53.6 million in net proceeds. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series B
      Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
   o 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units with an equity value of $11.0 million on March 23, 2000 receiving $10.7 million in net proceeds. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
   o 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million on May 1, 2000 receiving $20.5 million in net proceeds. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.
   o 1,000,000 units of 8.50% Series E Cumulative Convertible Redeemable Preference Units with an equity value of $50.0 million on August 11, 2000 receiving $48.8 million in net proceeds. The liquidation value of these units is $50 per unit. The 1,000,000 units are exchangeable into 1,000,000 shares of 8.50% Series M-3 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series E Preference Interests or the Series M-3 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
   o 180,000 units of 8.375% Series F Cumulative Convertible Redeemable Preference Units with an equity value of $9.0 million on December 8, 2000 receiving $8.775 million in net proceeds. The liquidation value of these units is $50 per unit. The 180,000 units are exchangeable into 180,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of
      EQR. Dividends for the Series F Preference interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

      The Series M, M-1, M-2 and M-3 Preferred Shares are not convertible into EQR Common Shares.

DEBT OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
-------------------------------------------------------------------

During 1998:

   o The Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in April 1998 in a public debt offering, which are due April 13, 2015, subject to a mandatory tender to the remarketing agent on April 13, 2005, receiving net proceeds of $298.1 million.

   o   The Operating Partnership issued $100 million of Remarketed Reset
       Notes (the "August 2003 Notes") in a public debt offering in August 1998. The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The
       August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the
       "Initial Spread Period") the interest rate on the August 2003 Notes was LIBOR (reset quarterly) plus 0.45%. The interest rate for the period from August 23, 1999 to August 22, 2000 was LIBOR plus 0.75%. Subsequent to August 22, 2000 the rate is LIBOR plus 0.65%. The Operating Partnership is entitled to redeem the August 2003 Notes on certain dates and in certain circumstances. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

   o The Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering in September 1998 that were subsequently paid off in 2000 on the maturity date.

During 1999:

   o The Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in a public debt offering in June 1999. The June 2004 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298.0 million in connection with this issuance.

         The Operating Partnership did not issue new debt during the year ended December 31, 2000.

CREDIT FACILITIES

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. This line of credit matures in August 2002. As of February 15, 2001, $200 million was outstanding under this facility at a weighted average interest rate of 6.34%.

         In connection with its acquisition of Globe, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures in May 2003. As of February 15, 2001, no amounts were outstanding under this facility.

BUSINESS COMBINATIONS

         On October 19, 1998, the Company completed the acquisition of the multifamily property business of MRY through the MRY Merger. The transaction was valued at approximately $2.2 billion and included 108 Properties containing 32,315 units, three Properties under construction and/or expansion anticipated to contain 872 units and six Additional Properties containing 1,297 units that were contributed to six joint ventures. The purchase price consisted of:

   o 21.8 million Common Shares issued by EQR with a market value of approximately $1 billion. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 21.8 million OP Units to EQR;
   o issuance of approximately 0.9 million Operating Partnership OP Units, in exchange for approximately 1.6 million MRY DownREIT I LP units at a market value of approximately $40.2 million;
   o   liquidation value of $369.1 million for the following:

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

   o assumption of mortgage indebtedness, unsecured notes and the outstanding balance under a line of credit in the amount of $723.5 million;
   o   assumption of other liabilities of approximately $46.5 million; and
   o   other merger related costs of approximately $51.9 million.

         In the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into .53 of a Common Share. In addition, MRY spun-off certain assets and liabilities to Merry Land

Properties, Inc. ("MRYP Spinco"). In connection with this spin-off, each holder of MRY common shares received one share of MRYP Spinco for each twenty shares of MRY common held. As partial consideration for the transfer, the Operating Partnership extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. As additional consideration, the Operating Partnership extended an additional $20 million of indebtedness to MRYP Spinco under a 15-year Subordinated Debt Agreement, bearing interest payable quarterly. The Operating Partnership also entered into the Preferred Stock Agreement and received 5,000 shares of MRYP Spinco Preferred Stock with a liquidation preference of $1,000 per share. In June 1999, MRYP Spinco repaid the entire outstanding Senior Note balance of $18.3 million and the Subordinated Debt Agreement balance of $20.0 million and repurchased all 5,000 shares of the preferred stock for $2.7 million. There is no further obligation by either party in connection with these agreements.

         In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as EQR's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as EQR's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares"). During 1999, all of the Series I Preferred Shares were converted into 2,566,797 Common Shares, and, as a result, all of the Series I Preference Units were converted into 2,566,797 OP Units. During 2000, all of the remaining Series J Preferred Shares were converted into 2,822,012 Common Shares, and, as a result, all of the remaining Series J Preference Units were converted into 2,822,012 OP Units.

         On August 23, 1999, the Operating Partnership sold its entire interest in the six joint venture properties to MRYP Spinco and received $54.1 million. There is no further obligation by either party in connection with the joint venture agreements.

         On October 1, 1999, the Company completed the acquisition of the multifamily property business of LFT through the LFT Merger. The transaction was valued at approximately $738 million and included 402 Properties of LFT containing 36,609 units. The purchase price consisted of:

   o 4.0 million Common Shares issued by EQR (each outstanding common share of beneficial interest of LFT was converted into .463 of a Common Share) with a market value of approximately $181.1 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 4.0 million OP Units to EQR;
   o assumption of mortgage indebtedness and unsecured notes in the amount of $528.3 million;
   o acquisition of other assets of approximately $40.9 million and assumption of other liabilities of approximately $25.3 million; and
   o   other merger related costs of approximately $24.5 million.

         On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at approximately $163.2 million. Globe provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the

4.5 million Globe shares outstanding. In addition, the Company and the Operating
Partnership:

   o acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;

   o   allocated $68.4 million to goodwill;

   o   recorded acquisition costs of $4.5 million; and

   o assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe's line of credit totaling $29.5 million.

         On July 21, 2000, the Company, through its Globe subsidiary, acquired TQ, the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

         On October 31, 2000 the Company acquired Grove, which included 60 properties containing 7,308 units for a total purchase price of $463.2 million. The Company and the Operating Partnership:

   o Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove.
   o Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date.
   o Converted 2.1 million Grove OP Units to 0.8 million of the Operating Partnership's OP units using the conversion ratio of 0.3696 (after cash-out of fractional units). The value of these converted OP units totaled $37.2 million.
   o Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove's line of credit totaling $38.0 million. Grove's line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing.
   o Acquired $20.1 million in Grove assets and assumed $11.2 million in other Grove liabilities, including an earnout note payable liability totaling $1.5 million. This amount represents the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents.
   o   Recorded acquisition costs of $19.5 million.

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

         Set forth below are the risks that we believe are important to investors who purchase or own our units of limited partnership interest ("Units") or debt securities. In this section, we refer to the Units and debt securities together as our "securities," and the investors who own Units and/or debt securities as our "security holders."

DEBT FINANCING AND PREFERRED SHARES COULD ADVERSELY AFFECT OUR PERFORMANCE

         GENERAL

         The Operating Partnership's total debt summary, as of December 31, 2000, included:

--------------------------------------------------------------------------------------
                             Debt Summary as of 12/31/00
--------------------------------------------------------------------------------------
                                                                     Weighted Average
                                                 $ Millions           Interest Rate
                                             -------------------    ------------------
Secured                                      $     3,231                   6.91%
Unsecured                                    $     2,475                   7.07%
                                             -------------------    ------------------
Total                                        $     5,706                   6.98%

Fixed Rate                                   $     4,885                   7.13%
Floating Rate                                $       821                   6.09%
                                             -------------------    ------------------
Total                                        $     5,706                   6.98%

Above Totals Include:

                           Total Tax Exempt  $       966                   5.19%

Unsecured Revolving Credit Facility          $       355                   7.19%
--------------------------------------------------------------------------------------



         In addition to debt, Equity Residential Properties Trust, our general partner, has issued preferred shares of beneficial interest and depositary shares. The use of debt and preferred equity financing creates certain risks, including the following:

         SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels. We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as our general partner raising new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.

         FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax. This could adversely affect our cash flow and could make it more difficult for us to meet our distribution requirements as a real estate investment trust (a "REIT").

         The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. The indentures under which a substantial portion of our debt was issued contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these restrictions, our ability to acquire additional properties may be limited. If we are unable to acquire additional properties, our ability to increase the distributions to security holders, as we have done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distributions, from the existing properties in our portfolio at such time.

         Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements require us to lower our rental rates to attract low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited.

         OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

         Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common and preferred units) was approximately 37.8% as of December 31, 2000. We have a policy of incurring indebtedness for borrowed money only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

         RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW

         Advances under our credit facility bear interest at variable rates based upon LIBOR available at various interest periods, plus a certain spread dependent upon our credit rating. Certain of our senior unsecured debt instruments also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

CONTROL AND INFLUENCE BY SIGNIFICANT OP UNIT HOLDERS COULD BE EXERCISED IN A MANNER ADVERSE TO OTHER OP UNIT HOLDERS

         The consent of certain affiliates of Mr. Zell is required for certain amendments to the Operating Partnership's Fifth Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, Mr. Zell may have substantial influence over the Operating Partnership. Although these OP Unit holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Operating Partnership's affairs if they were to act together in the future. This influence might be exercised in a manner that is inconsistent with the interests of other OP Unit holders.

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

OUR ABILITY TO SERVICE DEBT AND MAKE DISTRIBUTIONS TO SECURITY HOLDERS IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY

         GENERAL

         Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to tenants, competition from other available multifamily property owners and changes in market rental rates. Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

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

         BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE

         Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

         CHANGES IN LAWS COULD AFFECT OUR BUSINESS

         We are generally not able to pass through to our tenants under existing leases increases in real estate taxes, income taxes and service or other taxes. Consequently, any such increases may adversely affect our financial condition and limit our ability to make distributions to our security holders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions on our securities.

WE DEPEND ON OUR KEY PERSONNEL

         We depend on the efforts of the Chairman of our Board of Trustees of our general partner, Samuel Zell, and our executive officers of our general partner, particularly Douglas Crocker II and Gerald A. Spector. If they resign, our operations could be temporarily adversely effected. Mr. Crocker and Mr. Spector have entered into Deferred Compensation Agreements with our general partner, which provide both with a salary benefit after their respective termination of employment with our general partner. In addition, Mr. Zell, Mr. Crocker and Mr. Spector have entered into Noncompetition Agreements with our general partner.

OUR GENERAL PARTNER'S COMPLIANCE WITH REAL ESTATE INVESTMENT TRUST (REIT) DISTRIBUTION REQUIREMENTS MAY AFFECT OUR FINANCIAL CONDITION

         DISTRIBUTION REQUIREMENTS MAY INCREASE THE INDEBTEDNESS OF THE COMPANY

         We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable our general partner to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

         WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

         Because of our general partner's annual REIT distribution requirements, we may not be able to fund all future capital needs, including for acquisitions and developments, from income generated by operations and the disposition of certain assets. We therefore may have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings, if pursued, may result in dilution of security holders' interests, and additional debt financing may increase our leverage.

ITEM 2.  THE PROPERTIES

         As of December 31, 2000, the Operating Partnership owned or had interests in a portfolio of 1,104 multifamily Properties located in 36 states containing 227,704 apartment units. The Operating Partnership has:

                                             AVERAGE       AVERAGE        AVERAGE
                             NUMBER OF        NUMBER      OCCUPANCY     MONTHLY RENT
          TYPE               PROPERTIES      OF UNITS    PERCENTAGE       POSSIBLE
-------------------------- --------------- ------------ -------------- ---------------
GARDEN                           698            267           94.8%       $  825
MID/HIGH-RISE                     27            314           95.0%       $1,364
RANCH                            379             86           92.8%       $  481
                              ------
TOTAL                          1,104
                              ======


         Tenant leases are generally year-to-year and require security deposits. The garden-style properties are generally defined as properties with two and/or three floors while the mid-rise/high-rise properties are defined as properties greater than three floors. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. The ranch-style properties, which are defined as single story properties, generally do not provide additional amenities for residents other than common laundry facilities and cable television access.

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

         The Operating Partnership beneficially owns fee simple title to 991 of the 998 controlled properties and holds a remaining 66-year leasehold interest with respect to one Property (Mallgate). In addition, with respect to two Properties, the Operating Partnership owns the debt collateralized by such Properties and with respect to four Properties, the Operating Partnership owns an interest in the debt collateralized by the Properties. The remaining 106 properties represent Partially Owned and Unconsolidated Properties containing 20,094 units.

         Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or LLC's that engage in no business other than holding title to the Property for the benefit of the Operating Partnership. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing, since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties.

         The Operating Partnership also leases (under operating leases) various management, regional and corporate offices throughout the United States.

         The following tables set forth certain information by type and state relating to the Properties as of December 31, 2000.

                             GARDEN-STYLE PROPERTIES

                                                                                           DECEMBER 31, 2000
                                                                                  ------------------------------------
                                                                                       AVERAGE       AVERAGE MONTHLY
                                        NUMBER OF     NUMBER      PERCENTAGE OF       OCCUPANCY       RENT POSSIBLE
             STATE                     PROPERTIES    OF UNITS      TOTAL UNITS       PERCENTAGE         PER UNIT
----------------------------------------------------------------------------------------------------------------------
Alabama                                    12           2,483           1.09%             90.7%         $  513
Arizona                                    58          16,866           7.41              94.6             754
California                                 84          21,112           9.27              94.6           1,192
Colorado                                   29           7,989           3.51              95.5             813
Connecticut                                24           2,670           1.17              96.2             806
Florida                                    81          23,541          10.34              94.3             755
Georgia                                    41          13,325           5.85              95.7             809
Illinois                                    7           2,360           1.04              93.8           1,036
Iowa                                        1             200           0.09              96.0             636
Kansas                                      6           2,392           1.05              95.6             739
Kentucky                                    5           1,610           0.71              92.4             592
Maine                                       5             672           0.30              96.7             809
Maryland                                   23           5,419           2.38              96.1             830
Massachusetts                              34           4,779           2.10              96.7             968
Michigan                                   10           3,056           1.34              93.9             859
Minnesota                                  17           3,641           1.60              94.0             946
Missouri                                    8           1,590           0.70              96.3             678
Nevada                                      8           2,445           1.07              92.1             679
New Hampshire                               1             390           0.17              98.7             929
New Jersey                                  3           1,276           0.56              96.0           1,137
New Mexico                                  4           1,073           0.47              95.8             669
North Carolina                             38          10,358           4.55              94.9             661
Ohio                                        1             827           0.36              97.3             843
Oklahoma                                    8           2,036           0.89              95.1             574
Oregon                                     10           3,290           1.44              94.5             698
Rhode Island                                5             778           0.34              96.6             841
South Carolina                              6           1,021           0.45              95.6             554
Tennessee                                  17           4,967           2.18              92.5             676
Texas                                      85          26,442          11.61              94.9             737
Utah                                        4           1,426           0.63              90.7             628
Virginia                                   16           4,837           2.12              92.8             841
Washington                                 43          10,367           4.55              96.0             832
Wisconsin                                   4           1,281           0.56              93.9             931
                                  ------------    ------------   ------------
TOTAL GARDEN-STYLE                        698         186,519           81.9%
                                  ------------    ------------   ------------     ------------     -----------
AVERAGE GARDEN-STYLE                                      267                             94.8%         $  825
                                                  ------------                    ------------     -----------

                          MID-RISE/HIGH-RISE PROPERTIES

                                                                                           DECEMBER 31, 2000
                                                                                  ------------------------------------
                                                                                       AVERAGE       AVERAGE MONTHLY
                                        NUMBER OF     NUMBER      PERCENTAGE OF       OCCUPANCY       RENT POSSIBLE
             STATE                     PROPERTIES    OF UNITS      TOTAL UNITS       PERCENTAGE         PER UNIT
----------------------------------------------------------------------------------------------------------------------
California                                  1             164           0.07%             94.6%           $2,300
Connecticut                                 2             407           0.18              97.8             2,111
Florida                                     2             457           0.20              96.5             1,006
Illinois                                    1           1,420           0.62              94.8               844
Massachusetts                               9           2,806           1.23              97.5             1,346
Minnesota                                   1             162           0.07              98.2             1,297
New Jersey                                  2             684           0.30              97.8             2,172
Ohio                                        1             765           0.34              67.5               954
Oregon                                      1             525           0.23              94.1               983
Texas                                       2             333           0.15              91.2             1,063
Virginia                                    1             277           0.12              97.8             1,169
Washington                                  4             472           0.21              93.3             1,117
                                  ------------    ------------   ------------
TOTAL MID-RISE/HIGH-RISE                   27           8,472            3.7%
                                  ------------    ------------   ------------     -------------     -------------
AVERAGE MID-RISE/HIGH-RISE                                314                             95.0%           $1,364
                                                  ------------                    -------------     -------------


                             RANCH-STYLE PROPERTIES

Alabama                                     2             159           0.07%             89.2%              392
Florida                                   102           9,453           4.15              91.9               490
Georgia                                    60           4,964           2.18              92.8               513
Indiana                                    51           4,415           1.94              92.5               457
Kentucky                                   23           1,808           0.79              92.1               444
Maryland                                    4             413           0.18              96.3               561
Michigan                                   21           1,720           0.76              95.5               563
Ohio                                       96           8,120           3.57              93.1               457
Pennsylvania                                7             580           0.25              93.7               553
South Carolina                              3             269           0.12              89.1               453
Tennessee                                   5             348           0.15              95.2               462
Texas                                       1              67           0.03              99.0               486
West Virginia                               4             397           0.17              91.3               423
                                  ------------    ------------   ------------
TOTAL RANCH-STYLE                         379          32,713           14.4%
                                  ------------    ------------   ------------     -------------     -------------
AVERAGE RANCH-STYLE                                        86                             92.8%             $481
                                                  ------------                    -------------     -------------


                                  ------------    ------------   ------------
TOTAL EQR RESIDENTIAL
  PORTFOLIO                             1,104         227,704            100%
                                  ============    ============   ============


The properties currently under development are included in the following table.

                                                          DEVELOPMENT PROJECTS


                                                                 ESTIMATED     DEVELOPMENT    ESTIMATED EQR   TOTAL EQR
                                                                DEVELOPMENT    COST FUNDED   FUTURE FUNDING    FUNDING
                                                                   COST       AT 12/31/2000   OBLIGATION      OBLIGATION   ESTIMATED
    DEVELOPMENT                         NUMBER OF    NUMBER        (IN            (IN             (IN            (IN      COMPLETION
    PROJECT NAME        LOCATION        PROPERTIES   OF UNITS    MILLIONS)     MILLIONS)(1)    MILLIONS)(1)  MILLIONS)(1)    DATE
-----------------------------------------------------------------------------------------------------------------------------------
EXPANSION PROJECTS

La Mirage IV (2)        San Diego, CA        1         340         $54.4          $21.1          $33.3         $54.4       Q3 2001
Prospect Towers II (2)  Hackensack, NJ       1         203          43.1            5.8           37.3          43.1       Q1 2002
                                          -----    --------      --------     ----------      ---------      --------
                       Total                 2         $43         $97.5          $26.9          $70.6         $97.5
                                          -----    --------      --------     ----------      ---------      --------
LINCOLN PROPERTY COMPANY JOINT
  VENTURE PROJECTS


Braintree Woods        Braintree, MA         1         202         $27.4           $6.8           $0.0          $6.8       Q1 2001
Eden Village           Loudon County,  VA    1         290          29.4            6.1            1.3           7.4       Q2 2002
Fairfax Corners        Fairfax, VA           1         652          63.9           16.0            0.0          16.0       Q3 2001
Lakeside Park (3)      Tampa, FL             1         264          17.7            4.4            0.0           4.4      Completed
Potomac Yard           Alexandria, VA        1         588          67.5           16.9            0.0          16.9       Q3 2001
Regents Court          San Diego, CA         1         251          37.1            9.3            0.0           9.3       Q3 2001
Renaissance on
  Peidmont             Atlanta, GA           1         322          36.2            9.1            0.0           9.1       Q3 2001
Savannah at
  Park Place           Atlanta, GA           1         416          43.9           11.0            0.0          11.0       Q1 2001
The Landings (3)       Lake Zurich, IL       1         206          20.9            5.2            0.0           5.2      Completed
Waltham Terrace        Waltham, MA           1         192          27.0            0.0            6.8           6.8       Q4 2001
                                          -----    --------      --------     ----------      ---------      --------

                       Total                10       3,383        $371.0          $84.4           $8.1         $92.9
                                          -----    --------      --------     ----------      ---------      --------

LEGACY PARTNERS JOINT VENTURE PROJECTS

Hampden Town Center    Aurora, CO            1         444         $44.8          $11.2           $0.0         $11.2       Q3 2001
Homestead at
  Canyon Park          Bothell, WA           1         200          22.4            5.6            0.0           5.6       Q3 2001
Legacy Towers          Seattle, WA           1         327          87.7           21.9            0.0          21.9       Q1 2002
Warner Ridge           Woodland Hills, CA    1         579         111.2           27.8            0.0          27.8       Q3 2002
                                          -----    --------      --------     ----------      ---------      --------
                       Total                 4       1,550        $266.1          $66.5           $0.0         $66.5
                                          -----    --------      --------     ----------      ---------      --------
EARNOUT PROJECTS

Parkfield (3)          Denver, CO            1         476         $37.9          $33.4           $4.5         $37.9      Completed
                                          -----    --------      --------     ----------      ---------      --------
                       Total                 1         476         $37.9          $33.4           $4.5         $37.9
                                          -----    --------      --------     ----------      ---------      --------

                                          -----    --------      --------     ----------      ---------      --------
TOTAL PROJECTS UNDER DEVELOPMENT            17       5,952        $772.5         $211.6          $83.2        $294.8
                                          =====    ========      ========     ==========      =========      ========

    (1) The Operating Partnership's funding of Lincoln Property Company Joint Venture and Legacy Partners Joint Venture Projects is limited to 25% of the total development cost.

    (2) Estimated development cost does not include the cost of land previously acquired by the Operating Partnership.

    (3) Properties were substantially complete as of December 31, 2000. As such, these properties are also included in the outstanding property and unit counts.

ITEM 3.  LEGAL PROCEEDINGS

         Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 2000. As of December 31, 2000, the Operating Partnership does not believe there is any other litigation threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no established public trading market for the OP Units.

         During 2000, the Operating Partnership directly issued 882,996 OP Units having a value of $41.5 million in exchange for direct or indirect interests in multifamily Properties in private placement transactions under section 4(2) of the Securities Exchange Act of 1934, as amended. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR, the cash equivalent thereof one year from the date of issuance.

         The following tables sets forth, for the periods indicated, the distributions paid on the Operating Partnership's OP Units:

                                                   DISTRIBUTIONS
                                           -------------------------------
                                             FISCAL YEAR     FISCAL YEAR
                                                2000            1999
                                           --------------- ---------------
Fourth Quarter Ended December 31               $0.815          $0.76
Third Quarter Ended September 30               $0.815          $0.76
Second Quarter Ended June 30                   $0.76           $0.71
First Quarter Ended March 31                   $0.76           $0.71



         The number of holders of record of OP Units in the Operating Partnership at February 1, 2001, was 508. The number of outstanding OP Units as of February 1, 2001 was 145,174,827. In addition, the number of holders of record of Junior Convertible Preference Units in the Operating Partnership at February 1, 2001 was 30. The number of outstanding Junior Convertible Preference Units as of February 1, 2001 was 84,490.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data have been derived from the historical Financial Statements of the Operating Partnership audited by Ernst & Young LLP, independent auditors. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                        ERP OPERATING LIMITED PARTNERSHIP
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
  (FINANCIAL INFORMATION IN THOUSANDS EXCEPT FOR PER OP UNIT AND PROPERTY DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------------
                                                                   2000           1999        1998            1997          1996
                                                              ------------  ------------   ------------   ------------  -----------
OPERATING DATA:
Total revenues                                                $  2,030,340  $  1,742,627   $  1,333,891   $    747,078  $   478,385
                                                              ============  ============   ============   ============  ===========
Income before allocation to Minority
  Interests, income from investments
  in unconsolidated entities, net gain on sales of
  real estate and extraordinary items                         $    380,613  $    319,842   $    251,927   $    176,014  $    97,033
                                                              ============  ============   ============   ============  ===========

Net income                                                    $    591,212  $    423,417   $    276,735   $    189,852  $   115,923
                                                              ============  ============   ============   ============  ===========

Net income per OP Unit - basic                                $       3.38  $       2.30   $       1.65   $       1.79  $      1.70
                                                              ============  ============   ============   ============  ===========

Net income per OP Unit - diluted                              $       3.34  $       2.29   $       1.63   $       1.76  $      1.69
                                                              ============  ============   ============   ============  ===========

Weighted average OP Units outstanding - basic                      141,960       135,001        111,713         73,182       51,108
                                                              ============  ============   ============   ============  ===========

Weighted average OP Units outstanding - diluted                    145,633       135,655        112,578         74,281       51,520
                                                              ============  ============   ============   ============  ===========

Distributions declared per OP Unit outstanding                $       3.15  $       2.94   $       2.72   $       2.55  $      2.40
                                                              ============  ============   ============   ============  ===========
BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation                $ 12,591,460  $ 12,238,963   $ 10,942,063   $  7,121,435  $ 2,983,510
  Real estate, after accumulated depreciation                 $ 11,239,224  $ 11,168,476   $ 10,223,572   $  6,676,673  $ 2,681,998
  Total assets                                                $ 12,263,966  $ 11,715,689   $ 10,700,260   $  7,094,631  $ 2,986,127
  Total debt                                                  $  5,706,152  $  5,473,868   $  4,680,527   $  2,948,323  $ 1,254,274
  Minority Interests                                          $      2,884  $         -    $        -     $         -   $        -
  Junior Convertible Preference Units                         $      7,896  $      7,896   $      4,833   $         -   $        -
  Cumulative Convertible Redeemable Preference Interests      $    186,000  $     40,000   $        -     $         -   $        -
  Cumulative Convertible or Redeemable Preference Units       $  1,183,136  $  1,310,266   $  1,410,574   $  1,041,713  $   393,000
  General and Limited Partners' capital                       $  4,852,249  $  4,603,751   $  4,346,414   $  2,921,682  $ 1,216,467

OTHER DATA:
  Total properties (at end of period)                                1,104         1,062            680            489          218
  Total apartment units (at end of period)                         227,704       225,708        191,689        140,467       67,705
  Funds from operations available to Common
     Shares and OP Units (1)                                  $    726,172  $    619,603   $    458,806   $    270,763  $   160,267
  Cash flow provided by (used for):
     Operating activities                                     $    834,503  $    781,853   $    542,147   $    348,997  $   210,930
     Investing activities                                     $   (561,653) $   (520,185)  $ (1,046,308)  $ (1,552,390) $  (635,655)
     Financing activities                                     $   (278,195) $   (236,516)  $    474,831   $  1,089,417  $   558,568


     (1) Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, adjustments for unconsolidated entities and extraordinary items. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. Nevertheless, this modification had no impact upon the Operating Partnership's calculation of FFO for either the current or prior periods presented.

         The Operating Partnership believes that FFO is helpful to investors as a supplemental measure of the operating performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and may differ as a result of differences between the Operating Partnership's and other REIT's accounting policies for replacement type items and, accordingly, may not be comparable to such other REIT's.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership's ability to control the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's and certain other entities, each entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000.

         Forward-looking statements in this Item 7 as well as Item 1 of this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     o costs to obtain alternative sources of capital to the Operating Partnership are higher than anticipated;
     o occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and
     o additional factors as discussed in Item 1, Part I of its Annual Report on Form 10-K under "Risk Factors".

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Operating Partnership from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Acquired and Disposed Properties and related units for the prior three years:

                                   ACQUISITIONS                         DISPOSITIONS
                          ----------------------------------- -------------------------------
                             Number of                          Number of       Number of
             YEAR            Properties      Number of Units    Properties        Units
       ------------------ ----------------- ----------------- --------------- ---------------
             1998               210              56,015             20            4,719
             1999               366              35,450             36            7,886
             2000                93              14,200             53           12,813

         The Operating Partnership's overall results of operations for the years ended December 31, 2000 and 1999 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in rental revenues, furniture income, property and maintenance expenses, real estate taxes and insurance, furniture expenses, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe acquisition, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties. The impact of the 1999 Acquired Properties, the 2000 Acquired Properties, the Globe acquisition, the 1999 Disposed Properties and the 2000 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Operating Partnership owned for all of both 2000 and 1999 (the "2000 Same Store Properties"), which represented 155,910 units, impacted the Operating Partnership's results of operations. Properties that the Operating Partnership owned for all of both 1999 and 1998 (the "1999 Same Store Properties"), which represented 121,490 units, also impacted the Operating Partnership's results of operations. Both the 2000 Same Store Properties and 1999 Same Store Properties are discussed in the following paragraphs.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999

         For the year ended December 31, 2000, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate and extraordinary items increased by $60.8 million, or 19.0%, when compared to the year ended December 31, 1999.

         Total revenues from the 2000 Same Store Properties increased by approximately $65.0 million to $1.5 billion or 4.6% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs (the Operating Partnership's "RUBS" program) as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and allocable property management expenses, increased approximately $13.0 million or 2.5%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising and administrative costs.

         Property management expenses include expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $14.8 million primarily due to the continued expansion of the Operating Partnership's property management business and higher overall compensation expenses. During 2000, the Operating Partnership incurred the full year impact of assuming the property management business of Lexford and also assumed management offices in Cincinnati, Ohio and Norwood, Massachusetts related to the acquisition of Globe and Grove, respectively. Also included in compensation expense is the current year charge associated with the issuance of restricted shares in 2000.

         Fee and asset management revenues and fee and asset management expenses increased as a result of the Operating Partnership continuing to manage Properties that were either sold and/or contributed to various joint venture entities.

         Furniture income and furniture operating expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition.

         Interest expense, including amortization of deferred financing costs, increased by approximately $47.1 million. This increase was primarily the result of an increase in the Operating Partnership's weighted average indebtedness outstanding which increased by $514 million and higher interest rates. The Operating Partnership's effective interest costs increased from 7.05% for the year ended December 31, 1999 to 7.25% for the year ended December 31, 2000.

         General and administrative expenses, which include corporate operating expenses, increased approximately $4.1 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2000. These expenses as a percentage of total revenues increased to 1.30% for the year ended December 31, 2000 as compared to 1.28% of total revenues for the year ended December 31, 1999.

         Net loss from extraordinary items increased approximately $5.1 million related primarily to pre-payment penalties incurred on the refinancing of $208 million in mortgage debt.

         Income from investment in unconsolidated entities increased by approximately $7.1 million related to preferred returns received on joint venture agreements.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain from sales of real estate and extraordinary items increased by $67.9 million, or 27.0%, when compared to the year ended December 31, 1998.

         Total revenues from the 1999 Same Store Properties increased by approximately $35.8 million to $1.1 billion or 3.5% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $0.1 million or 0.03%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance and property management costs.

         Property management expenses increased by approximately $8.5 million primarily due to the continued expansion of the Operating Partnership's property management business. During 1999, the Operating Partnership assumed a management office in Reynoldsburg, Ohio related to the LFT Merger.

         Fee and asset management revenues and fee and asset management expenses decreased due to the Operating Partnership acquiring certain previously fee-managed only properties.

         Interest expense, including amortization of deferred financing costs, increased by approximately $91.9 million. This increase was primarily the result of an increase in the Operating Partnership's weighted average indebtedness outstanding, which increased by $1.3 billion. However, the Operating Partnership's effective interest costs decreased from 7.10% for the year ended December 31, 1998 to 7.05% for the year ended December 31, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.7 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.28% for the year ended December 31,

1999 compared to 1.55% of total revenues for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 2000

         As of January 1, 2000, the Operating Partnership had approximately $29.1 million of cash and cash equivalents and $400 million available on its lines of credit, of which $65.8 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at December 31, 2000 was approximately $23.8 million and the amount available on the Operating Partnership's line of credit was $400 million, of which $53.5 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash used for financing activities, all of which are presented in the Operating Partnership's Statements of Cash Flows.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the net proceeds from the disposition of Properties. Utilizing this strategy during 2000, EQR and/or the Operating Partnership:

     o obtained the mortgage financing on forty-six previously unencumbered Properties and received net proceeds of $484.4 million;
     o disposed of fifty-three properties (including the sale of the Operating Partnership's entire interest in three Unconsolidated Properties) and received net proceeds of $631.2 million;
     o sold and/or contributed thirty-four properties to three separate joint ventures and received net proceeds of $97.0 million;
     o issued approximately 0.9 million Common Shares and received net proceeds of $32.9 million which were contributed by EQR to the Operating Partnership in exchange for OP Units; and
     o issued five new series of Cumulative Convertible Redeemable Preference Units and received net proceeds of $142.4 million.

       All of these proceeds were utilized to:

     o repay the lines of credit;
     o repay mortgage indebtedness on selected Properties and/or repay unsecured notes;
     o repay public unsecured debt;
     o invest in unconsolidated entities; and
     o purchase additional Properties.

       During the year ended December 31, 2000, the Operating Partnership:

     o repaid four unsecured note issues totaling $208.0 million;
     o repaid approximately $171.8 million of mortgage indebtedness on eighty-three Properties;
     o funded $160.9 million related to the development, earnout, and joint venture agreements;
     o purchased twenty-eight Properties (excluding Grove) for a total purchase price of approximately $654.1 million;
     o funded $1.4 million to acquire the remaining interest it did not own in Brunswick Apartments;
     o funded $3.8 million to acquire the remaining interest it did not own in LFT's CNL portfolio (10 Properties);
     o funded $58.5 million related to the purchase of two separate vacant land parcels for future development;
     o funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio; and

     o acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco.

       From January 1, 2001 to February 15, 2001, the Operating Partnership:

     o acquired Suerte Apartments, a 272-unit property located in San Diego, California for approximately $37.5 million (assumed mortgage debt of approximately $18.5 million), Westside Villas VI, an 18-unit property located in Los Angeles, California for $4.6 million and Riverview Apartments, a 92-unit property located in Norwalk, Connecticut for $9.6 million (assumed mortgage debt of $6.3 million);
     o disposed of Meadowood II Apartments in Indianapolis, Indiana for $1.3 million, Concorde Bridge Apartments in Overland Park, Kansas for $15.6 million and Springs of Country Woods in Salt Lake City, Utah for $31.0 million;
     o funded $12.4 million to pay off at maturity the mortgage debt on two properties;
     o funded $11.6 million related to the development, earnout and joint venture agreements; and
     o entered into two $100 million forward starting swaps commencing on March 1, 2001 and expiring on March 1, 2011. The Operating Partnership will pay an interest rate of 5.958% on the first $100 million and 5.965% on the second $100 million and will receive an interest rate of 90-day LIBOR under both swaps.

         As of December 31, 2000, the Operating Partnership had total indebtedness of approximately $5.7 billion. Mortgage indebtedness aggregated $3.2 billion (including premiums of $1.2 million), inclusive of $838.3 million of tax-exempt bond indebtedness. Unsecured debt, aggregated $2.5 billion (including net discounts and premiums of $1.2 million), inclusive of $127.8 million tax-exempt bond indebtedness.

         The Operating Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Operating Partnership uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap or treasury lock collar. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

         Upon adoption of SFAS No. 133/138 in January 2001, the Operating Partnership recorded a net transition adjustment in accumulated other comprehensive income and either an unrealized gain or loss on hedges at that time, which did not have a material impact on the Operating Partnership's financial condition and results of operations. Adoption of the standard resulted in the Operating Partnership recognizing a derivative instrument liability. In general, the amount of volatility will vary with the level of derivative activities during any period.

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

         In November 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the Operating Partnership's interest rate on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 5.81%. This agreement was for a notional amount of $100 million with a termination date of August 2003.

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

         During the year ended December 31, 2000, the Operating Partnership's total improvements to real estate approximated $137.4 million. Of this amount, approximately $36.0 million, or $351 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $35.4 million, or $330 per unit. Capital spent for replacement-type items approximated $57.1 million, or $273 per unit. In addition, approximately $6.3 million was spent on eight specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $0.8 million spent on commercial/other assets and $1.8 million spent on the Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for 2001 are estimated to be approximately $140.0 million.

         Also included in total capital expenditures for the Operating Partnership was approximately $5.4 million for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership's property management offices and its corporate offices. Such additions to non-real estate property were primarily funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for 2001 are estimated to be approximately $6.0 million.

         The Operating Partnership, through its Globe subsidiary, has a policy for capitalizing expenditures made for rental furniture and property and equipment, including new acquisitions and the costs associated with placing these assets into service. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the period July 11, 2000 through December 31, 2000, total additions to rental furniture and property and equipment approximated $14.5 million. Such additions to rental furniture and property and equipment were primarily funded from working capital reserves and from net cash provided by operating activities. Total additions to rental furniture and property and equipment budgeted for 2001 are estimated to be approximately $25.0 million.

         Total distributions paid in 2000 amounted to $563.4 million, which included certain distributions declared in the fourth quarters of 1999 and 2000. The Operating Partnership paid a $0.815 per OP Unit distribution on December 31, 2000 for the quarter ended December 31, 2000 to OP Unit holders of record as of December 20, 2000.

         The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available to secure for additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. This line of credit matures in August 2002. As of February 15, 2001, $200 million was outstanding under this facility at a weighted average interest rate of 6.34%.

         In connection with the Globe Merger, the Operating Partnership assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures in May, 2003. As of February 15, 2001, no amounts were outstanding under this facility.

         In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of February 15, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

         In connection with a joint venture, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Operating Partnership had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Operating Partnership has no further obligations under this agreement.

         On May 5, 2000, the Operating Partnership acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. The preferred securities are indirectly convertible into WRP Newco common share under certain circumstances.

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

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Operating Partnership's investment in joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1999, EQR and/or the Operating Partnership:

     o issued the June 2004 Notes and received net proceeds of $298.0 million;
     o refinanced seven Properties and received additional proceeds of $78.5 million;
     o obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $126.5 million;
     o disposed of forty-two properties (including the sale of the Operating Partnership's interest in six MRY joint venture properties) and received net proceeds of $383 million;
     o issued 1.2 million Common Shares receiving net proceeds of $38.5 million which were contributed by EQR to the Operating Partnership in exchange for OP Units; and
     o issued one Series of Cumulative Convertible Redeemable Preference Interests receiving net proceeds of $39 million.

       All of these proceeds were utilized to either:

     o purchase additional properties;
     o provide funding for properties in the development stage; and/or
     o repay the line of credit and mortgage indebtedness on certain Properties.

       During the year ended December 31, 1999, the Operating Partnership:

     o assumed and/or entered into new mortgage indebtedness of approximately $69.9 million, issued OP Units with a value of $25.2 million and issued Junior Convertible Preference Units with a value of $3.0 million with respect to the 1999 Acquired Properties. The total purchase price of the 1999 Acquired Properties was approximately $1.4 billion.
     o repaid the 1999 Notes that matured on May 15, 1999 totaling $125 million.
     o repaid the 1999-A Notes that matured on November 24, 1999 totaling $25 million
     o repaid approximately $60.8 million of mortgage indebtedness on 31 Properties.
     o refinanced the debt on six existing properties totaling $45.0 million with new mortgage indebtedness totaling $65.7 million.
     o funded $196.5 million related to the development, earnout and joint venture agreements.

         As of December 31, 1999, the Operating Partnership had total indebtedness of approximately $5.5 billion. Mortgage indebtedness aggregated $2.9 billion (including premiums of $2.1 million), inclusive of $838 million of tax-exempt bond indebtedness. Unsecured debt aggregated $2.3 billion (including net discounts and premiums in the amount of $2.5 million), inclusive of $127.8 million of tax-exempt bond indebtedness.

FUNDS FROM OPERATIONS

         For the year ended December 31, 2000, Funds From Operations ("FFO") available to OP Units increased $106.6 million, or 17.2%, as compared to the year ended December 31, 1999. For the year ended December 31, 1999, FFO increased $160.8 million, or 35.0%, as compared to the year ended December 31, 1998.

         The following is a reconciliation of net income to FFO available to OP Units for the years ended December 31, 2000, 1999 and 1998:


-----------------------------------------------------------------------------------------------------------------
                                       Statements of Funds From Operations
                               (Amounts in thousands, except per OP Unit amounts)
-----------------------------------------------------------------------------------------------------------------
                                                                Year Ended          Year Ended        Year Ended
                                                                 12/31/00            12/31/99          12/31/98
                                                                -------------------------------------------------
Net income                                                    $   591,212         $  423,417        $  276,735
Adjustments:
     Depreciation on real estate assets*                          438,735            402,466           296,691
     Extraordinary items                                            5,592                451                 -
     Loss on investment in technology segment**                     1,000                  -                 -
     Net gain on sales of real estate                            (198,426)           (93,535)          (21,703)
                                                             ------------         ----------        ----------

FFO                                                               838,113            732,799           551,723
Allocation to preference unit/interest holders                   (111,941)          (113,196)          (92,917)
                                                             ------------         ----------        ----------

FFO available to OP Units - basic                            $    726,172         $  619,603        $  458,806
                                                             ============         ==========        ==========

FFO available to OP Units - diluted                          $    760,610         $  664,657        $  469,622
                                                             ============         ==========        ==========

FFO per OP Unit - basic                                      $       5.12         $     4.59        $     4.11
                                                             ============         ==========        ==========

FFO per OP Unit - diluted                                    $       5.00         $     4.50        $     4.05
                                                             ============         ==========        ==========

Weighted average OP Units Outstanding - basic                     141,960            135,001           111,713
                                                             ============         ==========        ==========

Weighted average OP Units Outstanding - diluted                   152,203            147,678           115,919
                                                             ============         ==========        ==========



* INCLUDES $2,720, $1,009 AND $183 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, RESPECTIVELY, RELATED TO THE OPERATING PARTNERSHIP'S SHARE OF DEPRECIATION FROM UNCONSOLIDATED PROPERTIES. EXCLUDES $1,476 FOR THE YEAR ENDED DECEMBER 31, 2000 RELATED TO THE MINORITY INTERESTS' SHARE OF DEPRECIATION FROM PARTIALLY OWNED PROPERTIES.

** REPRESENTS THE OPERATING PARTNERSHIP'S PORTION OF LOSSES RELATED TO ITS INVESTMENT IN BROADBAND RESIDENTIAL, INC. THESE EXPENSES HAVE BEEN ADDED BACK TO OPERATIONS FOR THE DETERMINATION OF FFO. THE EFFECT OF INCLUDING THIS EXPENSE IN FFO WOULD BE $(0.007) FOR THE YEAR ENDED DECEMBER 31, 2000.

         FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated entities and extraordinary items. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. Nevertheless, this modification had no impact upon the Operating Partnership's calculation of FFO for either the current or prior periods presented.

         The Operating Partnership believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and may differ as a result of differences between the Operating Partnership's and other REIT's accounting policies for replacement type items and, accordingly, may not be comparable to such other REIT's.

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

         The Operating Partnership has total outstanding debt of approximately $5.7 billion at December 31, 2000, of which approximately $821.0 million, or 14.4% is floating rate debt, including the effects of any interest rate protection agreements. If market rates of interest on the Operating Partnership's floating rate debt increase by 61 basis points (a 10% increase), the increase in interest expense on the Operating Partnership's floating rate debt would decrease future earnings and cash flows by approximately $5.0 million. If market rates of interest on the Operating Partnership's floating rate debt decrease by 61 basis points (a 10% decrease), the decrease in interest expense on the Operating Partnership's floating rate debt would increase future earnings and cash flows by approximately $5.0 million.

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

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
     (a, b, c, d, e & f) TRUSTEES AND EXECUTIVE OFFICERS
                         -------------------------------

         The Operating Partnership does not have any trustees or executive officers. The trustees and executive officers, as of February 1, 2001, of Equity Residential Properties Trust (the "Trust"), their ages and their positions and offices are set forth in the following table:


            NAME                 AGE    POSITION
------------------------------ -------- ------------------------------------------------------------------------------
Samuel Zell                      59     Chairman of the Board of Trustees (term expires in 2002)
Douglas Crocker II               60     President, Chief Executive Officer and Trustee (term expires in 2001)
John W. Alexander                53     Trustee (term expires in 2002)
Stephen O. Evans                 55     Trustee (term expires in 2003)
Henry H. Goldberg                62     Trustee (term expires in 2002)
Errol R. Halperin                60     Trustee (term expires in 2002)
James D. Harper, Jr.             66     Trustee (term expires in 2001)
Boone A. Knox                    64     Trustee (term expires in 2002)
Edward Lowenthal                 56     Trustee (term expires in 2003)
Jeffrey H. Lynford               53     Trustee (term expires in 2003)
Sheli Z. Rosenberg               58     Trustee (term expires in 2001)
Gerald A. Spector                54     Executive Vice President, Chief Operating Officer and Trustee
                                        (term expires in 2001)
Michael N. Thompson              52     Trustee (term expires in 2001)
B. Joseph White                  53     Trustee (term expires in 2003)
Leslie B. Fox                    42     Executive Vice President and Chief Information Officer
Alan W. George                   42     Executive Vice President - Acquisitions/Dispositions and Strategic Business
                                        Development
Edward J. Geraghty               51     Executive Vice President and President - Eastern Division
Michael J. McHugh                44     Executive Vice President, Chief Accounting Officer and Treasurer
David J. Neithercut              45     Executive Vice President and Chief Financial Officer
Gregory H. Smith                 49     Executive Vice President and President - Central Division
Bruce C. Strohm                  46     Executive Vice President, General Counsel and Secretary
Frederick C. Tuomi               46     Executive Vice President and President - Western Division


         The following is a biographical summary of the experience of the trustees and executive officers of the Trust. Officers serve at the pleasure of the Board of Trustees.

         Samuel Zell has been Chairman of the Board of the Trust since March 1993. Since January 1999, Mr. Zell has been chairman of Equity Group Investments, LLC, an investment company ("EGI LLC"). For more than five years prior to 1999, Mr. Zell had been chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"). He is also chairman of the board of directors of American Classic Voyages Co., an owner and operator of cruise lines, Anixter International Inc., a provider of integrated network and cabling systems ("Anixter"), Manufactured Home Communities, Inc. ("MHC"), a manufactured home community real estate investment trust ("REIT"), Chart House Enterprises, Inc., an owner and operator of restaurants, Capital Trust, Inc., a specialized finance company ("Capital Trust"), and Equity Office Properties Trust, an office building REIT ("EOP").

         Douglas Crocker II has been Chief Executive Officer, President and a Trustee of the Trust since March 1993. Mr. Crocker has been a director of Wellsford Real Properties, Inc. ("WRP"), a publicly traded real estate merchant banking firm since its formation in June 1997, Ventas, Inc. ("Ventas"), a real estate company focusing on the ownership and acquisition of health care properties, since November 1998, and was a director of Horizon Group Inc., an owner, developer and operator of outlet retail properties from July 1996 to June 1998. Mr. Crocker has been president and chief executive officer of First Capital Financial Corporation, a sponsor of public limited real estate partnerships ("First Capital"), since December 1992, and a director of First Capital since January 1993. He was an executive vice president of Equity Financial and Management Company, a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities from November 1992 until March 1997. Mr. Crocker chairs and serves on boards or committees of various multi-family housing associations, including the National Multi-Housing Council and the Multifamily Council of the Urban Land Institute, and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").

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

         Stephen O. Evans has been a Trustee of the Trust since December 23, 1997, the date of the merger of Evans Withycombe Residential, Inc. ("Evans"), a multifamily property REIT founded by Mr. Evans, into the Trust ("Evans Merger"), and is President of Evans Realty Associates, a real estate investment company. Mr. Evans has also served as an Executive Vice President of Equity Residential from December 1997 to December 1999. Prior to the Evans Merger, Mr. Evans served as the chairman of the board and chief executive officer of Evans since its formation in May 1994. Mr. Evans is a member of Lambda Alpha, a national land economic fraternity, and the Urban Land Institute.

         Henry H. Goldberg has been a Trustee of the Trust since January 1995. Mr. Goldberg is chairman of the board, chief executive officer and founder of The Artery Group, L.L.C., a diversified real estate company. Mr. Goldberg is also an honorary director of the University of Maryland Foundation.

         Errol R. Halperin has been a Trustee of the Trust since May 1993. Mr. Halperin has been an attorney at the law firm of Piper Marbury Rudnick & Wolfe and its predecessor since 1979, serving as a senior partner and a member of the firm's executive committee since 1981 and co-chairman of the firm's Business and Technology Group since 1999, and a director of Elkay Manufacturing Company, a plumbing fixtures manufacturer, since 1980. Mr. Halperin specializes in federal income tax counseling and international real estate and corporate transactions.

         James D. Harper, Jr. has been a Trustee of the Trust since May 1993. Mr. Harper is the president of JDH Realty Co., a real estate development and investment company, and is the principal partner in AH Development, S.E., a special limited partnership formed to develop over 400 acres of land in Puerto Rico. He is a trustee of EOP.

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

         Edward Lowenthal has been a Trustee of the Trust since June 1997, shortly after the merger of Wellsford Residential Property Trust ("Wellsford"), a multifamily property REIT, and the Trust on May 30, 1997 (the "Wellsford Merger"). Mr. Lowenthal has been the president, chief executive officer and a director of WRP since its formation in January 1997, and had been the president and chief executive officer and a trustee of Wellsford since its formation in July 1992 until the Wellsford Merger. Mr. Lowenthal is a director of Omega Healthcare, Inc., a healthcare REIT, Great Lakes REIT, Inc., an office building REIT, and Reis, Inc., a real estate marketing information firm. He is a member of the New York bar.

         Jeffrey H. Lynford has been a Trustee of the Trust since June 1997, shortly after the Wellsford Merger. Mr. Lynford has been the chairman of the board and secretary of WRP since its formation in January 1997, and had been the chairman of the board and secretary of Wellsford since its formation in July 1992 until the Wellsford Merger. Mr. Lynford currently serves as a trustee emeritus of the National Trust for Historic Preservation and as a director of six mutual funds managed by Cohen & Steers. He is also a trustee of Polytechnic University, a trustee for Caramoor Center for Music and the Arts, a director of the Eos Orchestra, and a member of the New York bar.

         Sheli Z. Rosenberg has been a Trustee of the Trust since March 1993. Ms. Rosenberg has been vice chairman of EGI, LLC from January 1, 2000 and chief executive officer and president of EGI LLC from January 1, 1999 to January 1, 2000. From November 1994 until 1999, Ms. Rosenberg had been chief executive officer, president and a director of EGI. Ms. Rosenberg had been a principal of the law firm of Rosenberg & Liebentritt, P.C. ("R&L"), from 1980 to 1997. Ms. Rosenberg is a trustee of EOP and is a director of Capital Trust, MHC, Ventas, Anixter, CVS Corporation, a drugstore chain, Dynergy Inc., a supplier of electricity and natural gas, and Cendant Corporation, a provider of business and consumer services primarily within the real estate and travel sectors.

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

         B. Joseph White has been a Trustee of the Trust since May 1993.
Mr. White has been a professor at the University of Michigan Business School since 1987 and served as the dean from 1991 to 2000. Mr. White is a director of Kelly Services, Inc., a temporary services firm, Gordon Food Service, Inc., a midwestern food distribution company, Kaydon Corporation, a manufacturer of precision engineered metal products, and five mutual funds managed by Alger Management, Inc.

         Leslie B. Fox has been Executive Vice President of the Trust since October 1, 1999, the date of the merger of Lexford Residential Trust ("Lexford") into the Trust (the "Lexford Merger"). From October 1999 to December 2000, Ms. Fox was President - Lexford Division of the Trust and was named Chief Information Officer of the Trust in January 2001. Prior to the Lexford Merger, Ms. Fox had been executive vice president and chief operating officer of Lexford since December 1997, and executive vice president - investment management since June 1997. Ms. Fox was president of Asset Investors Corporation ("AIC") and Commercial Assets, Incorporated ("CAI"), both publicly traded REITs, from October 1996 through May 1997, and held senior management positions with AIC and CAI from

November 1993 through September 1996.

         Alan W. George has been Executive Vice President -
Acquisitions/Dispositions and Strategic Business Development of the Trust since February 1997 and was Senior Vice President - Acquisitions of the Trust from December 1995 until February 1997.

         Edward J. Geraghty has been Executive Vice President of the Trust since March 1998 and President - Eastern Division since April 1999. Mr. Geraghty was a managing director - real estate of The Travelers Investment Group, Inc. from June 1995 to March 1998.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Operating Partnership to report, based on its review of reports to the SEC, about transactions in its OP Units furnished to the Operating Partnership and written representation of the Trust's trustees and executive officers and the Operating Partnership's 10% owners. There were no such items on which to report during 2000.


ITEM 11.  EXECUTIVE COMPENSATION

         The Operating Partnership does not have any executive compensation. Information concerning the Equity Residential Properties Trust's executive compensation will be contained in its definitive proxy statement relating to the 2001 Annual Meeting of Shareholders to be held on May 15, 2001. Please see this definitive proxy statement for further discussion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of February 1, 2001 (except as otherwise indicated in the footnotes), regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership's outstanding OP Units, and in addition, each trustee of the Trust, its five most highly compensated executive officers at year end, and by all trustees and executive officers of the Trust as a group. Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.


                                                            SHARES UPON                   PERCENT OF
                                      NUMBER OF             EXERCISE OF                    COMMON
        NAME                        COMMON SHARES(1)         OPTIONS(2)      TOTAL(1)     SHARES(1)
----------------------------------------------------------------------------------------------------
  Samuel Zell                         3,255,385(3)            682,478       3,937,863      2.71%
  Douglas Crocker II                    295,514(4)            939,246       1,234,760        *
  John W. Alexander                      12,561                35,001          47,562        *
  Stephen O. Evans                    1,138,975(5)            125,501       1,264,476        *
  Henry H. Goldberg                     334,026(6)             25,001         359,027        *
  Errol R. Halperin                       9,103(7)             35,001          44,104        *
  James D. Harper, Jr.                    8,687                35,001          43,688        *
  Boone A. Knox                       1,614,437(8)              5,001       1,619,438      1.08%
  Edward Lowenthal                      105,257(9)              5,001         110,258        *
  Jeffrey H. Lynford                     51,776                10,000          61,776        *
  Sheli Z. Rosenberg                    116,926(10)           134,581         251,507        *
  Gerald A. Spector                     212,192(11)           366,862         579,054        *
  Michael N. Thompson                   104,057(12)             5,001         109,058        *
  B. Joseph White                         7,900                30,001          37,901        *
  Edward J. Geraghty                     28,180                74,635         102,815        *
  David J. Neithercut                    25,949(13)           218,128         244,077        *
  Frederick C. Tuomi                     29,683               104,495         134,178        *
  Trustees and Executive
     Officers as a
     Group (22 persons)               7,511,655             3,324,713      10,836,368      7.46%

------------------------------
* Less than 1%.

(1) In accordance with SEC regulations, assumes that all OP Units, convertible preference units in the Operating Partnership and the Trust's convertible preferred shares of beneficial interest held by the person are exchanged for Common Shares, that none of the OP Units, convertible preference units or convertible shares held by other persons are so exchanged, and that no options to acquire Common Shares held by other persons are exercised. OP Units are exchangeable on a one-for-one basis into Common Shares.

(2) Reflects Common Shares, which may be acquired within 60 days after February 1, 2001 through the exercise of share options.

(3) Includes 2,437,626 OP Units. Also includes 30,000 Common Shares beneficially owned by the Zell Family Foundation. Mr. Zell disclaims beneficial ownership of 570,994 Common Shares (including the 30,000 Common Shares held by the Zell Family Foundation and assuming the exchange of 570,994 OP Units) because the economic benefits with respect to such Common Shares are attributable to other persons. EGIL Investments, Inc. has beneficial ownership of 537,256 OP Units. Under a stockholder's agreement dated December 31, 1999 among certain Zell family trusts and certain Lurie family trusts, (a) the Zell trusts have the power to vote and to dispose of the Common Shares and OP Units beneficially owned by EGI Holdings, Inc. and the Lurie trusts have the power to vote and to dispose of the Common Shares and OP Units beneficially owned by EGIL Investments, Inc.

(4) Includes 8,825 Common Shares beneficially owned by Mr. Crocker's spouse, as to which Mr.

     Crocker disclaims beneficial ownership. Also includes 175,000 Common Shares beneficially owned by MWC Partners, L.P. ("MWC"), of which Mr. Crocker is the sole general partner. The sole limited partner of MWC is a trust created for the benefit of Mr. Crocker's spouse and Mr. Crocker's children.

(5) Includes 50,000 Common Shares and 67,775 OP Units beneficially owned by The Evans Family Limited Liability Company, of which Mr. Evans serves as the manager. Also includes 5,300 Common Shares beneficially owned by The Evans Charitable Foundation, a not-for-profit corporation, of which Mr. Evans serves as Chairman. Also includes 89,149 OP Units beneficially owned by The Evans Family Revocable Trust, of which Mr. Evans serves as the Trustee. As such, Mr. Evans may be deemed the beneficial owner of all the foregoing Common Shares and OP Units. Also includes 778,684 OP Units beneficially owned by EW Investments Limited Partnership, 19,641 OP Units beneficially owned by EW Kachina Limited Partnership, 40,857 OP Units beneficially owned by EW Lakewood Limited Partnership, 60,316 OP Units beneficially owned by EW SWS Investors Limited Partnership, and 20,580 OP Units beneficially owned by EW Cottonwood/Tempe Limited Partnership (collectively, the "EW LPs"), of each of which Mr. Evans serves as a general partner. As such, Mr. Evans may be deemed the beneficial owner of approximately 50% of the Common Shares and OP Units beneficially owned by the EW LPs. Mr. Evans disclaims beneficial ownership of the other 50% interest in such Common Shares and OP Units, which are beneficially owned by Keith Withycombe and Withycombe Family LLC.

(6) Includes 122,268 OP Units. Also includes 14,460 Junior Convertible Preference Units, which are exchangeable into 29,509 Common Shares, and 6,047 Junior Convertible Preference Units, which are exchangeable into 12,340 Common Shares. Also includes 132,500 OP Units beneficially owned by Bel Pre Associates L.P., of which Mr. Goldberg is a general and limited partner. As such, Mr. Goldberg may be deemed the beneficial owner of such OP Units.

(7) Includes 1,000 Common Shares beneficially owned by Mr. Halperin's spouse, as to which Mr. Halperin disclaims beneficial ownership.

(8) Includes 1,173,949 Common Shares beneficially owned by Knox, Ltd., of which Mr. Knox is the general partner, and includes 3,387 Common Shares beneficially owned by BT Investments, of which Mr. Knox is the managing partner. Mr. Knox disclaims beneficial ownership of the Common Shares owned by Knox, Ltd. and BT Investments, except to the extent of his pecuniary interest in 151,116 Common Shares. Also includes 3,114 Common Shares beneficially owned by Mr. Knox's spouse and 424 Common Shares beneficially owned by Mr. Knox, not individually, but as custodian for his niece and nephew, as to all of which Mr. Knox disclaims beneficial ownership. Also includes 167,881 Common Shares beneficially owned by the Knox Foundation, of which Mr. Knox is the trustee. Mr. Knox disclaims beneficial ownership of the Common Shares owned by the Knox Foundation. Also includes 173,274 Common Shares beneficially owned by Folkstone Limited Partnership ("FLP"). Mr. Knox is a general partner of FLP. Mr. Knox disclaims beneficial ownership of the Common Shares owned by FLP except to the extent of his pecuniary interest therein. Mr. Knox became a general partner of FLP on August 23, 2000.

(9) Includes 49,178 Common Shares beneficially owned by Mr. Lowenthal's spouse, as to which Mr. Lowenthal disclaims beneficial ownership. Also includes 4,900 Common Shares beneficially owned by The Lowenthal Family Foundation. Mr. Lowenthal is the chairman of The Lowenthal Family Foundation and disclaims beneficial ownership of the Common Shares.

(10) Includes 16,200 Common Shares beneficially owned by Ms. Rosenberg's spouse, as to which

     Ms. Rosenberg disclaims beneficial ownership. Also includes 1,528 OP Units.

(11) Includes 35,647 Common Shares beneficially owned by Mr. Spector's spouse, and 2,337 Common Shares beneficially owned by Mr. Spector as custodian for his minor children, as to all of which Mr. Spector disclaims beneficial ownership. Also includes 1,683 OP Units.

(12) Includes 419 Common Shares beneficially owned by Mr. Thompson's children and 2,117 Common Shares beneficially owned by Mr. Thompson's spouse, as to all of which Mr. Thompson disclaims beneficial ownership. Also includes 530 Common Shares beneficially owned in joint tenancy by Mr. Thompson and his spouse.

(13) Includes 2000 Series E Convertible Preferred Shares beneficially owned by Mr. Neithercut's children, as to all of which Mr. Neithercut disclaims beneficial ownership, and which are exchangeable into 1,112 Common Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS

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

         (b) CERTAIN BUSINESS RELATIONSHIPS

         The Operating Partnership purchased the debt collateralized by two Properties, in which Mr. Goldberg controls the general partners and is a greater than 10% beneficial equity owner. The outstanding loan balance as of December 31, 2000 was approximately $121 million with a fixed interest rate of 10.5% and a maturity date of January 2003. In addition, the Operating Partnership, through its management company, manages the Properties through December 2002.

         Mr. Goldberg also controls the general partners and is a greater than 10% beneficial owner of two Properties, and controls the general partners of two other Properties, which together secure bond indebtedness held in part by the Operating Partnership. The outstanding principal balance of the bonds is approximately $77 million, which includes various interest rates between 8.87% and 13.38% and a maturity date of May 2026. In addition, a capital loan from the Operating Partnership to the four Properties, as joint and several borrowers, of approximately $4.3 million is outstanding with an 8% interest rate and a maturity date of January 2003. The Operating Partnership, through its management company, manages the Properties through April 2006.

         Multifamily residential communities owned by various affiliates of Mr. Zell, Mr. Goldberg and Mr. Evans are also managed by the Trust. The Trust received approximately $1.7 million in property and asset management fees from such affiliates for the year ended December 31, 2000.

         Piper, Marbury, Rudnick & Wolfe, a law firm in which Mr. Halperin is a partner, provided legal services to the Trust.

         In connection with the Wellsford Merger, Mr. Lynford and Mr. Lowenthal each executed a consulting agreement with the Trust. Each consulting agreement has a term of five years from May 30, 1997. Pursuant to the consulting agreements, Mr. Lynford and Mr. Lowenthal serve as senior management consultants to the Trust and receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

         MRYP, in which Mr. Knox is a director and Mr. Thompson is a director as well as President and Chief Operating Officer, provided development management services to the Trust. Fees paid to MRYP amounted to approximately $1.2 million for the year ended December 31, 2000. Effective December 15, 2000, all development and/or property management agreements between MRYP and the Trust's properties have been terminated.

         (c) INDEBTEDNESS OF MANAGEMENT

         Mr. Goldberg is a two-thirds owner and chairman of the board of directors of Artery Property Management, Inc., a real estate property management company ("APMI"). In connection with the acquisition of certain properties from Mr. Goldberg and his affiliates during 1995, the Operating

Partnership made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and secured by OP Units. The largest aggregate amount of indebtedness outstanding under the loan at any time during 2000 was $6,167,117 and there were no amounts outstanding as of December 31, 2000.

         In addition to the amounts disclosed in the share table below, Mr. Crocker borrowed the following amounts from the Trust or affiliates of the
Trust:

     o $564,000 in August 1996 in relation to various personal obligations.
       The loan bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 2% with interest due quarterly. The largest principal amount owed in 2000 was $322,280. Payment is secured by a pledge of Mr. Crocker's common shares. The loan is payable in equal principal installments of $80,570 over seven years commencing March 15, 1997.
     o $100,000 in August 1998 in relation to the repayment of a tax liability. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 2000 was $100,000 and was repaid in full in February 2000.
     o $600,000 in May 1999 in relation to various personal obligations. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 2000 and the principal balance due at December 31, 2000 was $600,000. The loan is due in full in September 2001.

         Mr. Tuomi borrowed $100,000 from the Trust in 1994 related to his purchase of a home. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 2000 was $36,000 and the principal balance at December 31, 2000 was $36,000. Payment is secured by restricted shares received by Mr. Tuomi held by the Company. The loan is payable in equal principal installments of $18,000 over the next two years.

         Mr. George borrowed $100,000 from the Trust in December 1997 related to home improvements. The loan bears interest at 30-day LIBOR plus 2% with interest due monthly beginning in January 1998. The largest principal amount owed in 2000 was $69,657, and the principal balance due at December 31, 2000, was $34,657. Payment is secured by a pledge of Mr. George's common shares and share options and a second mortgage on Mr. George's home. The remaining principal payment of $34,657 is due on April 1, 2001.

         The executive officers listed below are indebted to the Trust as a result of purchasing common shares from the Trust in 1994. The loans accrue interest, payable quarterly in arrears, at the applicable federal rate, as defined in the Code in effect at the date of each loan. The loans are due and payable on the first to occur of the date in which the individual leaves the employment of the Trust, other than by reason of death or disability, or the respective loan's due date. The due dates of the loans range from August 2003 to March 2005. The loans are recourse to the respective individuals and are collateralized by the pledge of the common shares purchased. All distributions paid on pledged common shares in excess of the then marginal tax rate on the taxable portion of such distributions are used to pay interest and principal on the loans.


                                 Largest Principal
                                    Amount Owed           Principal balance at        Maturity
            Name                      in 2000              December 31, 2000            Date           Interest Rate
----------------------------- ------------------------- ------------------------- ------------------ ------------------
     Douglas Crocker II            $  716,504                 $  651,524               8/10/03             6.21%
     Douglas Crocker II               847,486                    790,321               1/27/04             6.15%
     Douglas Crocker II               909,391                    882,142                8/2/04             7.26%
     Douglas Crocker II             1,734,509                  1,637,936                3/9/05             7.93%
     Frederick C. Tuomi               312,843                    312,843                8/2/04             7.26%
     Alan W. George                    74,287                     71,647                8/2/04             7.26%


         (d) TRANSACTIONS WITH PROMOTERS - NONE

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)
     (1 & 2) See Index to Financial Statements and Schedules on page F-1 of this
             Form 10-K.

     (3) Exhibits:

2.1^           Agreement and Plan of Merger among Grove Property Trust, Grove
               Operating, L.P. and ERP Operating Limited Partnership dated as of July 17, 2000.
3.1*           Fifth  Amended and Restated Agreement of Limited Partnership
               of ERP Operating Limited Partnership.
4.1**          Indenture, dated October 1, 1994, between the Operating
               Partnership, as obligor and The First National Bank of
               Chicago, as trustee.
10.1+          Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage
               Association and EQR-Bond Partnership.
10.2++         Revolving Credit Agreement dated as of August 12, 1999 among the Operating Partnership, the Banks listed therein, Bank of
               America, National Association, as administrative agent, The
               Chase Manhattan Bank, as syndication agent, Morgan Guaranty
               Trust Company of New York, as documentation agent, Bank of
               America Securities LLC, as joint lead arranger, and Chase
               Securities Inc., as joint lead arranger.
10.3++         First Amendment to Revolving Credit Agreement dated
               November 10, 1999 between the Operating Partnership, Bank of
               America, National Association, as administrative agent, The
               Chase Manhattan Bank, as syndication agent, Morgan Guaranty
               Trust Company of New York, as documentation agent and the
               Banks listed as signatories thereto.
10.4++         Amended and Restated Limited Partnership Agreement of Lexford
               Properties, L.P.
12             Computation of Ratio of Earnings to Fixed Charges
21             List of Subsidiaries of ERP Operating Limited Partnership
23.1           Consent of Ernst & Young LLP
24.1           Power of Attorney for John W. Alexander dated February 7, 2001
24.2           Power of Attorney for Stephen O. Evans dated February 7, 2001
24.3           Power of Attorney for Errol R. Halperin dated February 7, 2001
24.4           Power of Attorney for Edward Lowenthal dated February 7, 2001
24.5           Power of Attorney for Jeffrey H. Lynford dated February 7, 2001
24.6           Power of Attorney for B. Joseph White dated February 7, 2001
24.7           Power of Attorney for Sheli Z. Rosenberg dated February 8, 2001
24.8           Power of Attorney for Henry H. Goldberg dated February 9, 2001
24.9           Power of Attorney for James D. Harper, Jr. dated February 12,
               2001
24.10          Power of Attorney for Boone A. Knox dated February 12, 2001
24.11          Power of Attorney for Michael N. Thompson dated February 12, 2001
24.12          Power of Attorney for Samuel Zell dated February 15, 2001


-----------------
^        Included as Appendix A to the Company's Form S-4, Registration
         No. 333-44576, filed on July 23, 2000.
* Included as an exhibit to the Operating Partnership's Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
+ Included as an exhibit to the Operating Partnership's Form 10-K for the year ended December 31, 1996.
++       Included as an exhibit to EQR's Form 10-K for the year ended
         December 31, 1999 and incorporated herein by reference.

(b)  Reports on Form 8-K:

        None.

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


                                ERP OPERATING LIMITED PARTNERSHIP
                                BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                    ITS GENERAL PARTNER


Date: February 21, 2001              By:  /s/  DOUGLAS CROCKER II
      -----------------                   ---------------------------------
                                               Douglas Crocker II
                                          President, Chief Executive Officer,
                                              Trustee and *Attorney-in-Fact


Date: February 21, 2001              By:  /s/  DAVID J. NEITHERCUT
      -----------------                   ---------------------------------
                                               David J. Neithercut
                                            Executive Vice President and
                                              Chief Financial Officer

Date: February 21, 2001              By:  /s/  MICHAEL J. MCHUGH
      -----------------                   ---------------------------------
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


Date: February 21, 2001              By:  /s/  SAMUEL ZELL
      -----------------                   ---------------------------------
                                               Samuel Zell
                                          Chairman of the Board of Trustees

Date: February 21, 2001              By:  /s/  GERALD A. SPECTOR
      -----------------                   ---------------------------------
                                               Gerald A. Spector
                                          Executive Vice President, Chief
                                           Operating Officer and Trustee

Date: FEBRUARY 21, 2001              By:  /s/  SHELI Z. ROSENBERG
      -----------------                   ---------------------------------
                                               Sheli Z. Rosenberg
                                                  Trustee

Date: February 21, 2001              By:  /s/  JAMES D. HARPER*
      -----------------                   ---------------------------------
                                               James D. Harper
                                                  Trustee

Date: February 21, 2001              By:  /s/  ERROL R. HALPERIN*
      -----------------                   ---------------------------------
                                               Errol R. Halperin
                                                   Trustee

Date: February 21, 2001              By:  /s/  JOHN W. ALEXANDER*
      -----------------                   ---------------------------------
                                               John W. Alexander
                                                    Trustee

Date: February 21, 2001              By:  /s/  B. JOSEPH WHITE*
      -----------------                   ---------------------------------
                                               B. Joseph White
                                                   Trustee

Date: February 21, 2001              By:  /s/  HENRY H. GOLDBERG*
      -----------------                   ---------------------------------
                                               Henry H. Goldberg
                                                    Trustee

Date: February 21, 2001              By:  /s/  JEFFREY H. LYNFORD*
      -----------------                   ---------------------------------
                                               Jeffrey H. Lynford
                                                   Trustee

Date: February 21, 2001              By:  /s/  EDWARD LOWENTHAL*
      -----------------                   ---------------------------------
                                               Edward Lowenthal
                                                   Trustee

Date: February 21, 2001              By:  /s/  STEPHEN O. EVANS*
      -----------------                   ---------------------------------
                                               Stephen O. Evans
                                                  Trustee

Date: February 21, 2001              By:  /s/  BOONE A. KNOX*
      -----------------                   ---------------------------------
                                               Boone A. Knox
                                                  Trustee

Date: February 21, 2001              By:  /s/  MICHAEL N. THOMPSON*
      -----------------                   ---------------------------------
                                               Michael N. Thompson
                                                   Trustee


* By: /s/  MICHAEL J. MCHUGH
      -----------------------
           Michael J. McHugh
          as Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                        ERP OPERATING LIMITED PARTNERSHIP


                                                                                                       PAGE
                                                                                                       ----
  FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

            Report of Independent Auditors........................................................     F-2

            Consolidated Balance Sheets as of
                December 31, 2000 and 1999........................................................     F-3

            Consolidated Statements of Operations for
                the years ended December 31, 2000, 1999 and 1998..................................     F-4

            Consolidated Statements of Cash Flows for
                the years ended December 31, 2000, 1999 and 1998..................................     F-5 to F-7

            Consolidated Statements of Partners' Capital
                for the years ended December 31, 2000, 1999 and 1998..............................     F-8

            Notes to Consolidated Financial Statements............................................     F-9 to F-38

SCHEDULE FILED AS PART OF THIS REPORT

            Schedule III - Real Estate and Accumulated Depreciation...............................     S-1 to S-16

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the "Operating Partnership") as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                           /s/ ERNST & YOUNG LLP


Chicago, Illinois
February 15, 2001

                        ERP OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           2000                1999
                                                                      ----------------   ----------------
ASSETS
Investment in real estate
  Land                                                                 $    1,770,019     $    1,550,378
  Depreciable property                                                     10,782,311         10,670,550
  Construction in progress                                                     39,130             18,035
                                                                      ----------------   ----------------
                                                                           12,591,460         12,238,963
  Accumulated depreciation                                                (1,352,236)        (1,070,487)
                                                                      ----------------   ----------------

Investment in real estate, net of accumulated depreciation                 11,239,224         11,168,476

Real estate held for disposition                                               51,637             12,868
Cash and cash equivalents                                                      23,772             29,117
Investment in mortgage notes, net                                              77,184             84,977
Investments in unconsolidated entities                                        316,540            140,284
Rents receivable                                                                1,801              1,731
Deposits - restricted                                                         231,639            111,270
Escrow deposits - mortgage                                                     70,470             75,328
Deferred financing costs, net                                                  29,706             33,968
Rental furniture, net                                                          60,183                  -
Property and equipment, net                                                     7,620                  -
Goodwill, net                                                                  67,589                  -
Other assets                                                                   86,601             57,670
                                                                      ----------------   ----------------
       TOTAL ASSETS                                                    $   12,263,966     $   11,715,689
                                                                      ================   ================

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                                               $    3,230,611     $    2,883,583
  Notes, net                                                                2,120,079          2,290,285
  Lines of credit                                                             355,462            300,000
  Accounts payable and accrued expenses                                       107,818            102,955
  Accrued interest payable                                                     51,877             44,257
  Rents received in advance and other liabilities                             100,819             74,196
  Security deposits                                                            46,272             39,687
  Distributions payable                                                        18,863             18,813
                                                                      ----------------   ----------------
       TOTAL LIABILITIES                                                    6,031,801          5,753,776
                                                                      ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

Minority Interests - Partially Owned Properties                                 2,884                  -
                                                                      ----------------   ----------------

Partners' capital:
     Junior Convertible Preference Units                                        7,896              7,896
     Cumulative Convertible Redeemable Preference Interests                   186,000             40,000
     Cumulative Convertible or Redeemable Preference Units                  1,183,136          1,310,266
     General Partner                                                        4,436,411          4,194,668
     Limited Partners                                                         415,838            409,083
                                                                      ----------------   ----------------
       TOTAL PARTNERS' CAPITAL                                              6,229,281          5,961,913
                                                                      ----------------   ----------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $      12,263,966  $      11,715,689
                                                                      ================   ================

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                    2000            1999             1998
                                                                                ---------------------------------------------
REVENUES
    Rental income                                                              $ 1,959,785      $ 1,711,738      $ 1,293,560
    Fee and asset management                                                         6,520            5,088            5,622
    Interest income - investment in mortgage notes                                  11,192           12,559           18,564
    Interest and other income                                                       25,266           13,242           16,145
    Furniture income                                                                27,577             --               --
                                                                               -----------      -----------      -----------
        Total revenues                                                           2,030,340        1,742,627        1,333,891
                                                                               -----------      -----------      -----------

EXPENSES
    Property and maintenance                                                       503,239          414,026          326,733
    Real estate taxes and insurance                                                182,479          171,289          126,009
    Property management                                                             76,416           61,626           53,101
    Fee and asset management                                                         5,157            3,587            4,279
    Depreciation                                                                   449,584          408,688          301,869
    Interest:
      Expense incurred                                                             382,946          337,189          246,585
      Amortization of deferred financing costs                                       5,473            4,084            2,757
    General and administrative                                                      26,385           22,296           20,631
    Furniture operating expenses                                                    16,288             --               --
    Amortization of goodwill                                                         1,760             --               --
                                                                               -----------      -----------      -----------
        Total expenses                                                           1,649,727        1,422,785        1,081,964
                                                                               -----------      -----------      -----------

Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate and
     extraordinary items                                                           380,613          319,842          251,927
Allocation to Minority Interests - Partially Owned Properties                          132             --               --
Income from investments in unconsolidated entities, net                             17,633           10,491            3,105
Net gain on sales of real estate                                                   198,426           93,535           21,703
                                                                               -----------      -----------      -----------
Income before extraordinary items                                                  596,804          423,868          276,735
Extraordinary items, net                                                            (5,592)            (451)            --
                                                                               -----------      -----------      -----------
Net income                                                                     $   591,212      $   423,417      $   276,735
                                                                               ===========      ===========      ===========
ALLOCATION OF NET INCOME:

Junior Convertible Preference Units                                            $       436      $       349      $      --
                                                                               ===========      ===========      ===========

Cumulative Convertible Redeemable Preference Interests                         $    10,650      $       836      $      --
                                                                               ===========      ===========      ===========

Cumulative Convertible or Redeemable Preference Units                          $   100,855      $   112,011      $    92,917
                                                                               ===========      ===========      ===========

General Partner                                                                $   437,510      $   280,685      $   165,289
Limited Partners                                                                    41,761           29,536           18,529
                                                                               -----------      -----------      -----------
Net income available to OP Unit holders                                        $   479,271      $   310,221      $   183,818
                                                                               ===========      ===========      ===========
Net income per OP Unit - basic                                                 $      3.38      $      2.30      $      1.65
                                                                               ===========      ===========      ===========
Net income per OP Unit - diluted                                               $      3.34      $      2.29      $      1.63
                                                                               ===========      ===========      ===========
Weighted average OP Units outstanding - basic                                      141,960          135,001          111,713
                                                                               ===========      ===========      ===========
Weighted average OP Units outstanding - diluted                                    145,633          135,655          112,578
                                                                               ===========      ===========      ===========

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                   2000            1999             1998
                                                                                ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  591,212    $     423,417     $    276,735
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 Allocation to Minority Interests - Partially Owned Properties                        (132)         --               --
 Depreciation                                                                       449,584          408,688          301,869
 Amortization of deferred financing costs                                             5,473            4,084            2,757
 Amortization of discount on investment in mortgage notes                           (1,249)          (1,165)          (3,015)
 Amortization of goodwill                                                             1,760         --               --
 Amortization of discounts and premiums on debt                                     (2,332)          (2,322)          (1,958)
 Amortization of deferred settlements on interest rate protection
  agreements                                                                            333              987            1,649
 Equity from (earnings) losses in investments in unconsolidated entities                418          (3,366)          (1,066)
 Net gain on sales of real estate                                                 (198,426)         (93,535)         (21,703)
 Gain on sales of property and equipment                                                (4)         --               --
 Loss on sale of mortgage receivable                                                    710         --               --
 Book value of furniture sales and rental buyouts                                     6,345         --               --
 Gain on extinguishment of debt                                                       (209)         --               --
 Compensation paid with Company Common Shares                                        15,085            9,625              803

CHANGES IN ASSETS AND LIABILITIES:
 (Increase) decrease in rents receivable                                              (415)            3,559          (1,456)
 Decrease (increase) in deposits - restricted                                         4,207          (9,953)         (13,147)
 Additions to rental furniture                                                     (13,661)         --               --
 (Increase) decrease in other assets                                               (11,993)           47,670          (8,787)
 (Decrease) in accounts payable and accrued expenses                                (4,843)          (5,610)          (3,601)
 Increase (decrease) in accrued interest payable                                      3,104          (6,387)            7,546
 (Decrease) increase in rents received in advance and other liabilities            (11,489)            7,963          (2,077)
 Increase (decrease) in security deposits                                             1,025          (1,802)            7,598
                                                                                ------------  ---------------   --------------
   Net cash provided by operating activities                                        834,503          781,853          542,147
                                                                                ------------  ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                  (664,264)        (632,474)        (990,728)
  Improvements to real estate                                                     (137,404)        (134,716)         (90,608)
  Additions to non-real estate property                                             (5,425)          (7,219)         (11,412)
  Investment in property and equipment                                                (933)         --               --
  Interest capitalized for real estate under construction                           (1,325)          (1,493)          (1,620)
  Proceeds from disposition of real estate, net                                     721,032          329,342          174,796
  Principal receipts on investment in mortgage notes                                  7,885            4,229            2,853
  Investments in unconsolidated entities, net                                     (146,147)         (37,114)         (22,880)
  Proceeds from disposition of unconsolidated entities, net                           4,602         --               --
  (Increase) in deposits on real estate acquisitions, net                         (122,735)         (25,563)         (18,451)
  Decrease (increase) in mortgage deposits                                           18,854           11,117         (20,499)
  Proceeds from sale of mortgage receivables                                          4,024            7,150         --
  Purchase of management contract rights                                              (779)            (285)            (119)
  Business combinations, net of cash acquired                                     (242,281)         (18,274)         (50,139)
  Other investing activities, net                                                     3,243         (14,885)         (17,501)
                                                                                ------------  ---------------   --------------
  Net cash (used for) investing activities                                        (561,653)        (520,185)      (1,046,308)
                                                                                ------------  ---------------   --------------


                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                 2000              1999             1998
                                                                             -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                              $    (3,590)     $     (9,522)    $     (9,021)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                  729,978           204,986          223,491
    Lump sum payoffs                                                             (380,541)         (105,846)         (63,785)
    Scheduled principal payments                                                  (27,719)          (21,147)         (12,624)
 NOTES, NET:
    Proceeds                                                                      --                 298,014          542,227
    Lump sum payoffs                                                             (208,000)         (152,266)        (120,000)
    Scheduled principal payments                                                     (498)          --               --
 LINES OF CREDIT:
    Proceeds                                                                       808,637         1,372,000          859,000
    Repayments                                                                   (820,631)       (1,388,383)        (881,000)
 Proceeds from settlement of interest rate protection agreements                     7,055             1,380            8,130
 Capital contributions from General Partner, net                                    32,610            37,842          427,365
 Proceeds from sale of preference units/interests, net                             142,350            39,000            --
 Distributions to General Partner for Common Shares repurchased
   and retired                                                                     --                (6,252)         (94,705)
 Distributions paid to partners                                                  (563,417)         (514,916)        (404,519)
 Distributions to Minority Interests - Partially Owned Properties                    (920)          --               --
 Principal receipts on employee notes, net                                             324               203              272
 Receipts on other notes receivable, net                                             6,167             8,391         --
                                                                               ------------    --------------   --------------
   Net cash (used for) provided by financing activities                          (278,195)         (236,516)          474,831
                                                                               ------------    --------------   --------------

Net (decrease) increase  in cash and cash equivalents                              (5,345)            25,152         (29,330)
Cash and cash equivalents, beginning of year                                        29,117             3,965           33,295
                                                                               ------------    --------------   --------------

Cash and cash equivalents, end of year                                        $     23,772     $      29,117    $       3,965
                                                                               ============    ==============   ==============


SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest                                        $    380,853     $     341,936    $     234,318
                                                                               ============    ==============   ==============
Mortgage loans assumed and/or entered into through
 acquisitions of real estate                                                  $     87,441     $      69,885    $     459,820
                                                                               ============    ==============   ==============
Net real estate contributed in exchange for OP Units
 or Junior Convertible Preference Units                                       $      4,071     $      28,232    $     169,834
                                                                               ============    ==============   ==============
Mortgage loans assumed by purchaser in real estate dispositions               $  (345,762)     $    (12,500)    $        -
                                                                               ============    ==============   ==============
Transfers to real estate held for disposition                                 $     51,637     $      12,868    $      29,886
                                                                               ============    ==============   ==============


                             SEE ACCOMPANYING NOTES
                                      F-6

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                 2000              1999             1998
                                                                             -------------------------------------------------
SUPPLEMENTAL INFORMATION (CONTINUED):

Investment in mortgage notes converted to investment in real estate          $        -        $      -         $      88,184
                                                                             ==============    ==============   ==============
Refinancing of mortgage notes payable in favor of notes, net                 $        -        $      92,180    $      35,600
                                                                             ==============    ==============   ==============
Mortgage loans recorded as a result of consolidation of
     previously Unconsolidated Properties                                    $       80,134    $      -         $      -
                                                                             ==============    ==============   ==============
Net liabilities recorded as a result of consolidation of
     previously Unconsolidated Properties                                    $          515    $      -         $      -
                                                                             ==============    ==============   ==============
Net (assets acquired) liabilities assumed through business
     combinations                                                            $     (74,138)    $    (15,604)    $      42,955
                                                                             ==============    ==============   ==============
Mortgage loans assumed through business combinations                         $      204,728    $     499,654    $     184,587
                                                                             ==============    ==============   ==============

Unsecured notes assumed through business combinations                        $       39,564    $       2,266    $     461,956
                                                                             ==============    ==============   ==============
Lines of credit assumed through business combinations                        $       67,456    $      26,383    $      77,000
                                                                             ==============    ==============   ==============
Valuation of OP Units issued through business combinations                   $       37,228    $     181,124    $   1,050,878
                                                                             ==============    ==============   ==============
Liquidation value of preference units redesignated through
     business combinations                                                   $        -        $        -       $     369,109
                                                                             ==============    ==============   ==============


                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (AMOUNTS IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                     2000             1999              1998
                                                                                 ------------------------------------------------
Accumulated partners' capital, beginning of year                                 $   5,961,913    $   5,761,821     $  3,963,395

CAPITAL CONTRIBUTIONS FROM GENERAL PARTNER:
Issuance of OP Units in connection with Common Share offerings                            -                -             370,459
Issuance of OP Units in connection with Mergers and acquisitions                        37,228          181,124        1,050,878
Redesignation of preference units through Mergers and acquisitions                        -                -             369,109
Issuance of OP Units and Junior Convertible Preference Units in
  connection with acquisitions                                                           4,071           28,232          169,834
Issuance of preference units/interests                                                 146,000           40,000              -
Distributions to General Partner for Common
  Shares repurchased and retired                                                          -             (6,252)         (94,705)
Distributions declared to partners                                                   (562,735)        (511,606)        (401,595)
Net income                                                                             591,212          423,417          276,735
Other, net                                                                              51,592           45,177           57,711
                                                                                 --------------   --------------    -------------
Accumulated partners' capital, end of year                                       $   6,229,281    $   5,961,913     $ 5,761,821
                                                                                 ==============   ==============    =============

ALLOCATION OF PARTNERS' CAPITAL, END OF YEAR:
Junior Convertible Preference Units                                              $       7,896    $       7,896     $      4,833
Cumulative Convertible Redeemable Preference Interests                                 186,000           40,000             -
9 3/8% Series A Cumulative Redeemable Preference Units                                 153,000          153,000          153,000
9 1/8% Series B Cumulative Redeemable Preference Units                                 125,000          125,000          125,000
9 1/8% Series C Cumulative Redeemable Preference Units                                 115,000          115,000          115,000
8.60% Series D Cumulative Redeemable Preference Units                                  175,000          175,000          175,000
Series E Cumulative Convertible Preference Units                                        89,990           99,850           99,925
9.65% Series F Cumulative Redeemable Preference Units                                   57,500           57,500           57,500
7 1/4% Series G Convertible Cumulative Preference Units                                316,175          316,250          316,250
7.00% Series H Cumulative Convertible Preference Units                                   1,471            3,686            3,914
8.82% Series I Cumulative Convertible Preference Units                                    -                -             100,000
8.60% Series J Cumulative Convertible Preference Units                                    -             114,980          114,985
8.29% Series K Cumulative Redeemable Preference Units                                   50,000           50,000           50,000
7.625% Series L Cumulative Redeemable Preference Units                                 100,000          100,000          100,000
General Partner                                                                      4,436,411        4,194,668        3,919,873
Limited Partners                                                                       415,838          409,083          426,541
                                                                                 --------------   --------------    -------------
Total allocation of partners' capital, end of year                               $   6,229,281    $   5,961,913     $  5,761,821
                                                                                 ==============   ==============    =============

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FORMATION OF THE COMPANY

         ERP Operating Limited Partnership (the "Operating Partnership"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is the general partner of the Operating Partnership. As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") (the "LFT Merger") (collectively, the "Mergers"). The term "Company" also includes Globe Business Resources, Inc. ("Globe"), Temporary Quarters, Inc. ("TQ") and Grove Property Trust ("Grove"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

         The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 2000, the Operating Partnership owned or had interests in a portfolio of 1,104 multifamily properties containing 227,704 apartment units (individually a "Property" and collectively the "Properties") located in 36 states throughout the United States consisting of the following:

                                      Number of
                                      Properties      Number of Units
----------------------------------------------------------------------
Wholly Owned Properties                    998            207,610
Partially Owned Properties                  15              3,067
Unconsolidated Properties                   91             17,027
                                   -----------------------------------
Total Properties                         1,104            227,704
                                   ===================================

         The "Partially Owned Properties" are controlled and partially owned by the Operating Partnership but have partners with minority interests and are accounted for under the consolidation method of accounting. The "Unconsolidated Properties" are partially owned but not controlled by the Operating Partnership and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The Mergers and acquisitions were accounted for as purchases in accordance with Accounting

Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers from their respective closing dates.

         Due to the Operating Partnership's ability to control either through ownership or by contract a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's, and certain other entities, each such entity has been consolidated with the Company for financial reporting purposes. In regard to the Management Companies, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

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

         The Operating Partnership classifies Properties under development and/or expansion and properties in the lease up phase as construction in progress until construction has been completed and all certificates of occupancy permits have been obtained. The Operating Partnership also classifies land relating to construction in progress as land on its balance sheet.

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

      DEFERRED FINANCING COSTS

         Deferred financing costs include fees and costs incurred to obtain the Operating Partnership's lines of credit, long-term financings and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $17.7 million and $11.1 million at December 31, 2000 and 1999, respectively.

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

      GOODWILL

         Goodwill is amortized on a straight-line basis over a period of 20 years. The Operating Partnership periodically reviews goodwill for impairment and if a permanent decline in value has occurred, the Operating Partnership would reduce its goodwill balance to fair value. Accumulated amortization of goodwill was $1.8 million at December 31, 2000.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 133/138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Operating Partnership uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap or treasury lock collar. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

         Upon adoption of SFAS No. 133/138 in January 2001, the Operating Partnership recorded a net transition adjustment in accumulated other comprehensive income and either an unrealized gain or loss on hedges at that time, which did not have a material impact on the Operating Partnership's financial condition and results of operations. Adoption of the standard resulted in the Operating Partnership recognizing a derivative instrument liability. In general, the amount of volatility will vary with the level of derivative activities during any period.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Operating Partnership's financial instruments (excluding the Operating Partnership's investment in mortgage notes - see Note
8), including cash and cash equivalents, mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values.

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

         Leases of furniture generally have an initial term of three to six months in duration and can be extended by the customer on a month-to-month basis. Furniture rentals are accounted for as operating leases, and revenue is recorded in the month earned. For sales of furniture, as well as rental buyouts, revenue and related cost of sales are recorded when the furniture is delivered or taken off lease. Revenues from both furniture rentals and sales are included in furniture income while the associated costs of those rentals and sales are included in furniture operating expenses in the consolidated statements of operations.

      INCOME TAXES

         The Operating Partnership is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership income or loss in their tax returns; therefore, no provision for Federal income taxes is made in the financial statements of the Operating Partnership. However, the Operating Partnership is subject to certain state and local income, excise or franchise taxes. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2000 and 1999 was approximately $9.2 billion and $9.1 billion, respectively.

      MINORITY INTERESTS

         Partially Owned Properties: The Operating Partnership reflects minority interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Operating Partnership that are not wholly owned by the Operating Partnership. The earnings or losses from those properties attributable to the minority interests are reflected as minority interests in partially owned properties in the consolidated statements of operations.

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

      RECLASSIFICATIONS

         Certain reclassifications have been made to the previously reported financial statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the results of operations or partners' capital.

      REPORTABLE SEGMENTS

         The Operating Partnership has one primary reportable business segment, which consists of investment in rental real estate. The Operating Partnership's primary business is owning, managing and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants. The Operating Partnership also has a segment for corporate level activity including such items as fee and asset management income, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, income or loss from investments in unconsolidated entities, general and administrative expenses, and interest expense on mortgage notes payable, unsecured note issuances, and lines of credit. The Operating Partnership's fee and asset management and furniture rental/sales activities are immaterial and do not meet the threshold requirements of reportable segments as provided for in Statement No. 131.

         The Operating Partnership evaluates performance and allocates resources primarily based on the rental, furniture and other income generated from each property less property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management expenses, and furniture expenses, which is considered net operating income ("NOI"). However, all other segment measurements are disclosed in the Operating Partnership's consolidated financial statements, and accordingly the accounting policies of the reportable segments are the same as those described elsewhere in the Summary of Significant Accounting Policies.

         The Operating Partnership also considers funds from operations ("FFO") to be a primary measure of the performance of real estate companies including an equity REIT. The Operating Partnership believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and therefore should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Operating Partnership's calculation of FFO represents net income available to Common Shares, excluding gains or losses on dispositions of properties, gains or losses on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets and income allocated to Minority Interests. The Operating Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Operating Partnership adopted, effective January 1, 2000, the National Association of Real Estate Investment Trust's ("NAREIT") updated recommended definition of FFO as approved in the fourth quarter of 1999.

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Operating Partnership's total revenues during 2000, 1999 or 1998. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, minority interest in consolidated subsidiaries is not allocated to the Properties.

3. BUSINESS COMBINATIONS

         On October 1, 1999, the Company acquired Lexford, which included 402 Properties containing 36,609 units and other related assets for a total purchase price of approximately $738 million. In connection with the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into 0.463 of a Common Share of the Company. The purchase price consisted of 4.0 million Common Shares issued by EQR with a market value of $181.1 million, the assumption of mortgage indebtedness, a term loan and a line of credit in the amount of $528.3 million, the acquisition of other assets of approximately $40.9 million, the assumption of other liabilities of approximately $25.3 million and other merger related costs of approximately $24.5 million. Upon contribution of the net assets by EQR to the Operating Partnership, the Operating Partnership issued 4.0 million OP Units to EQR.

         On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at $163.2 million. Globe provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

o Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;
o        Allocated $68.4 million to goodwill;
o        Recorded acquisition costs of $4.5 million; and
o Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe's line of credit totaling $29.5 million;

         On July 21, 2000, the Company, through its Globe subsidiary, acquired TQ, the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

         On October 31, 2000, the Company acquired Grove, which included 60 properties containing 7,308 units for a total purchase price of $463.2 million. The Company and/or the Operating Partnership:

o Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove.
o Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million in Grove OP Units outstanding at the merger date.
o Converted 2.1 million Grove OP Units to 0.8 million OP Units using the conversion ratio of 0.3696 (after cash-out of fractional units). The value of these converted OP Units totaled $37.2 million.
o Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove's line of credit totaling $38.0 million.
o Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including an earnout note payable liability totaling $1.5 million. This amount represents the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents.
o        Recorded acquisition costs of $19.5 million.

         All of the amounts stated above related to the Mergers and acquisitions are based on management's current best estimates, which are subject to adjustment within one year of the respective closing dates.

4. PARTNERS' CAPITAL

         The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the years ended December 31, 2000, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------
                                                                          2000            1999           1998
-------------------------------------------------------------------------------------------------------------------
Operating Partnership's OP Units outstanding at January 1,              139,934,540     131,417,938     98,677,855

ISSUED TO GENERAL PARTNER:
--------------------------
Common Share Offerings                                                     --              --            7,430,568
Conversion of MRY common shares                                            --              --           21,801,612
Conversion of LFT common shares                                            --             4,018,717       --
Conversion of Series E Preferred Shares                                     219,405           1,669            834
Conversion of Series G Preferred Shares                                       1,280        --             --
Conversion of Series H Preferred Shares                                      64,140           6,580          6,078
Conversion of all Series I Preferred Shares                                --             2,566,797       --
Conversion of all Series J Preferred Shares                               2,822,012             122       --
Employee Share Purchase Plan                                                149,790         147,885         93,521
Dividend Reinvestment - DRIP Plan                                            34,752          36,132         10,230
Share Purchase - DRIP Plan                                                   13,187          22,534      1,023,184
Exercise of EQR options                                                     685,093       1,013,192        431,174
Restricted EQR share grants, net                                            237,931         306,500         59,060
Profit-sharing/401(k) Plan contribution                                    --                30,260         15,980
Common Shares repurchased and retired                                      --             (148,453)    (2,367,400)
Common Shares other                                                        --                 1,033          (434)

ISSUED TO LIMITED PARTNERS:
---------------------------
Issuance pursuant to MRY Merger                                                  --              --        866,146
Issuance pursuant to Grove Merger                                           780,403              --             --
Issuance through acquisitions                                               102,593         513,634      3,369,539
OP Units other                                                                   --              --            (9)
-------------------------------------------------------------------------------------------------------------------
OPERATING PARTNERSHIP'S OP UNITS OUTSTANDING AT DECEMBER 31,            145,045,126     139,934,540    131,417,938
-------------------------------------------------------------------------------------------------------------------

         On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, the Company carried over $272 million related to the registration statement effective on August 4, 1997. As of December 31, 2000, $1.1 billion remained available for issuance under this registration statement.

         As of December 31, 2000 and 1999, the Operating Partnership's limited partner interests ("OP Units") outstanding totaled 145,045,126 and 139,934,540, respectively. The limited partners of the Operating Partnership as of December 31, 2000 and 1999 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,428,751 and 12,483,742 OP Units, respectively. As of December 31, 2000 and 1999, EQR (as the general partner) had an approximate 91.43% and 91.08% interest, respectively, and the Limited Partners had an approximate 8.57% and 8.92% interest, respectively, in the Operating Partnership.

         EQR contributes all net proceeds from the various equity offerings to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the general partner (on a one-for-one common share per OP Unit basis), the net offering proceeds are allocated between EQR (as general partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

         Effective January 1, 2000, the Operating Partnership has included 100% of the Guilford portfolio properties in the consolidated financial statements with the equity interests of the unaffiliated partners reflected as Minority Interests - Partially Owned Properties as a result of the Operating Partnership acquiring additional interests.

         The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of December 31, 2000 and 1999:

                                                                                     ANNUAL       AMOUNTS IN THOUSANDS
                                                                                    DIVIDEND  -------------------------
                                                          REDEMPTION   CONVERSION   RATE PER  DECEMBER 31, DECEMBER 31,
                                                              DATE        RATE      UNIT (3)     2000          1999
 ----------------------------------------------------------------------------------------------------------------------
 Junior Convertible Preference Units:

 Series A Junior Convertible Preference Units;                (1)        2.0408    $5.469344      $ 7,712      $ 7,712
   liquidation value $100 per unit; 77,123 units issued
   and outstanding at December 31, 2000 and 1999

 Series B Junior Convertible Preference Units;                (2)         (2)      $2.000000          184          184
   liquidation value $25 per unit; 7,367 units issued and
   outstanding at December 31, 2000 and 1999
 ----------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 7,896      $ 7,896
 ----------------------------------------------------------------------------------------------------------------------

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

         During 2000 and 1999, a subsidiary of the Operating Partnership, issued the following with an equity value of $186 million receiving net proceeds of $181.4 million:

o 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests (collectively known as "Preference Interests") with an equity value of $40 million on September 27, 1999 receiving $39 million in net proceeds. The liquidation value of these units is $50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year.
o 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million on March 3, 2000 receiving $53.6 million in net proceeds. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series B Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
o 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units with an equity value of $11.0 million on March 23, 2000 receiving $10.7 million in net proceeds. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of

         EQR. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
o 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million on May 1, 2000 receiving $20.5 million in net proceeds. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.
o 1,000,000 units of 8.50% Series E Cumulative Convertible Redeemable Preference Units with an equity value of $50.0 million on August 11, 2000 receiving $48.8 million in net proceeds. The liquidation value of these units is $50 per unit. The 1,000,000 units are exchangeable into 1,000,000 shares of 8.50% Series M-3 Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series E Preference Interests or the Series M-3 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
o 180,000 units of 8.375% Series F Cumulative Convertible Redeemable Preference Units with an equity value of $9.0 million on December 8, 2000 receiving $8.775 million in net proceeds. The liquidation value of these units is $50 per unit. The 180,000 units are exchangeable into 180,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of the EQR. Dividends for the Series F Preference interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         The Series M, M-1, M-2 and M-3 Preferred Shares are not convertible into EQR Common Shares.

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of December 31, 2000 and 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              ANNUAL
                                                                                             DIVIDEND       AMOUNTS IN THOUSANDS
                                                                REDEMPTION     CONVERSION    RATE PER    DECEMBER 31,   DECEMBER 31,
                                                                DATE (1) (2)   RATE (2)      SHARE (3)     2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Convertible or Redeemable Preference Units:

 9 3/8% Series A Cumulative Redeemable Preference Units;           6/1/00        N/A       $2.34375      $  153,000        $ 153,000
   liquidation value $25 per unit; 6,120,000 units issued and outstanding at December 31, 2000 and December 31, 1999

 9 1/8% Series B Cumulative Redeemable Preference Units;          10/15/05       N/A      $22.81252         125,000          125,000
  liquidation value $250 per unit; 500,000 units issued and
  outstanding at December 31, 2000 and December 31, 1999

 9 1/8% Series C Cumulative Redeemable Preference Units;           9/9/06        N/A      $22.81252         115,000          115,000
   liquidation value $250 per unit; 460,000 units issued and
   outstanding at December 31, 2000 and December 31, 1999

 8.60% Series D Cumulative Redeemable Preference Units;            7/15/07       N/A      $21.50000         175,000          175,000
   liquidation value $250 per unit; 700,000 units issued and
   outstanding at December 31, 2000 and December 31, 1999

 Series E Cumulative Convertible Preference Units; liquidation     11/1/98      0.5564     $1.75000          89,990           99,850
    value $25 per unit; 3,599,615 and 3,994,000 units issued and outstanding at December 31, 2000 and December 31, 1999,
    respectively

 9.65% Series F Cumulative Redeemable Preference Units;            8/24/00       N/A       $2.41250          57,500           57,500
   liquidation value $25 per unit; 2,300,000 units issued and outstanding at December 31, 2000 and December 31, 1999

 7 1/4% Series G Convertible Cumulative Preference Units;          9/15/02      4.2680    $18.12500         316,175          316,250
   liquidation value $250 per unit; 1,264,700 and 1,265,000
   units issued and outstanding at December 31, 2000 and
   December 31, 1999, respectively

 7.00% Series H Cumulative Convertible Preference Units;           6/30/98      0.7240     $1.75000           1,471            3,686
   liquidation value $25 per unit; 58,851 and 147,452 units
   issued and outstanding at December 31, 2000 and
   December 31, 1999, respectively

 8.60% Series J Cumulative Convertible Preference Units;           3/31/00      0.6136     $2.15000               -          114,980
   liquidation value $25 per unit; 0 and 4,599,200 units issued and outstanding at December 31, 2000 and December 31, 1999, respectively (4)

 8.29% Series K Cumulative Redeemable Preference Units;           12/10/26       N/A       $4.14500          50,000           50,000
   liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2000 and December 31, 1999

 7.625% Series L Cumulative Redeemable Preference Units;           2/13/03       N/A       $1.90625         100,000          100,000
   liquidation value $25 per unit; 4,000,000 units issued and outstanding at December 31, 2000 and December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $   1,183,136     $  1,310,266
------------------------------------------------------------------------------------------------------------------------------------


         (1) On or after the redemption date, redeemable preference units (Series A, B, C, D, F, K and L) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Preferred Shares of EQR.

         (2) On or after the redemption date, convertible preference units (Series E, G, H, & J) may be redeemed under certain circumstances for cash or OP Units at the option of the Company, in whole or in part, at various redemption prices per unit based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption/conversion of the corresponding Preferred Shares of EQR. The conversion rate listed for Series G is the preference unit rate and the equivalent depositary unit rate is 0.4268.

         (3) Dividends on all series of preference units are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are preference unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

         (4) During 2000, all of the remaining Series J Preference Units were converted into 2,822,012 OP Units of the Operating Partnership in conjunction with the conversion of the Series J Preferred Shares of EQR.

         The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the years ended December 31, 2000, 1999 and 1998 (AMOUNTS ARE IN THOUSANDS):

                                                                         YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                2000              1999              1998
                                                             ------------------------------------------------
ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
    Preference Units                                           $  14,344       $    14,344         $  14,344
9 1/8% Series B Cumulative Redeemable
    Preference Units                                              11,406            11,406            11,406
9 1/8% Series C Cumulative Redeemable
    Preference Units                                              10,494            10,494            10,494
8.60% Series D Cumulative Redeemable
    Preference Units                                              15,050            15,050            15,050
Series E Cumulative Convertible Preference Units                   6,758             6,992             6,995
9.65% Series F Cumulative Redeemable
    Preference Units                                               5,549             5,549             5,549
7 1/4% Series G Convertible Cumulative
    Preference Units                                              22,925            22,928            22,928
7.00% Series H Cumulative Convertible
    Preference Units                                                 108               261                55
8.82% Series I Cumulative Convertible
    Preference Units                                              -                  3,329             1,764
8.60% Series J Cumulative Convertible
    Preference Units                                               2,451             9,888             1,978
8.29% Series K Cumulative Redeemable
    Preference Units                                               4,145             4,145               829
7.625% Series L Cumulative Redeemable
    Preference Units                                               7,625             7,625             1,525
                                                               ----------      ------------        ----------
Cumulative Convertible or Redeemable Preference Units          $ 100,855       $   112,011         $  92,917
                                                               ==========      ============        ==========

5. REAL ESTATE

         The following table summarizes the carrying amounts for investment in real estate as of December 31, 2000 and 1999 (AMOUNTS ARE IN THOUSANDS):

------------------------------------------------------------------------
                                             2000                1999
------------------------------------------------------------------------
Land                                       $ 1,770,019     $ 1,550,378
Buildings and Improvements                  10,338,971      10,266,290
Furniture, Fixtures and Equipment              443,340         404,260
Construction in Progress                        39,130          18,035
------------------------------------------------------------------------
Real Estate                                 12,591,460      12,238,963
Accumulated Depreciation                   (1,352,236)     (1,070,487)
------------------------------------------------------------------------
Real Estate, net                          $ 11,239,224    $ 11,168,476
------------------------------------------------------------------------

         The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 2000 and 1999 (See Note 21) (AMOUNTS ARE IN THOUSANDS):

------------------------------------------------------------------------
                                                        2000       1999
------------------------------------------------------------------------
           Land                                      $ 5,645     $ 2,383
           Buildings and Improvements                 50,739      14,596
           Furniture, Fixtures and Equipment           2,105       1,403
------------------------------------------------------------------------
           Real Estate                                58,489      18,382
           Accumulated Depreciation                  (6,852)     (5,514)
------------------------------------------------------------------------
           Real Estate Held for Disposition         $ 51,637    $ 12,868
------------------------------------------------------------------------

         In addition to the acquisition of Grove, during the year ended December 31, 2000, the Operating Partnership acquired the twenty-eight Properties listed below:

------------------------------------------------------------------------------------------------------------
                                                                                                 PURCHASE
                                                                                                  PRICE
     DATE                                                                            NUMBER        (IN
   ACQUIRED     PROPERTY                              LOCATION                     OF UNITS     THOUSANDS)
------------------------------------------------------------------------------------------------------------
   01/19/00     Windmont                              Atlanta, GA                        178      $10,310
   04/05/00     Alborada                              Fremont, CA                        442       83,500
   06/30/00     Jefferson at Wyndham Lakes            Coral Springs, FL                  332       33,340
   07/12/00     Ambergate                             West Palm Beach, FL                 72        2,362
   07/12/00     Greengate                             West Palm Beach, FL                120        4,019
   07/12/00     Jupiter Cove II                       Juno Beach, FL                      61        1,663
   07/12/00     Oakland Hills                         Margate, FL                        189        7,800
   07/12/00     Summit Center                         West Palm Beach, FL                 87        2,347
   07/12/00     Whispering Pines                      Fort Pierce, FL                     64          978
   07/25/00     Harbour Town                          Boca Raton, FL                     392       31,940
   09/13/00     Madison at Wells Branch               Austin, TX                         300       18,750
   09/13/00     Madison at Scofield Farms             Austin, TX                         260       16,510
   09/14/00     Westside Villas I-V                   Los Angeles, CA                    176       42,000
   09/27/00     Millburn Court I                      Dayton, OH                          65        1,500
   11/01/00     Centre Club I and II *                Ontario, CA                        312       31,100
   11/08/00     Ridgewood Village II                  San Diego, CA                      216       26,000
   11/15/00     Legacy at Cherry Creek                Denver, CO                         183       23,595
   11/21/00     Parkfield**                           Denver, CO                         476       32,605
   12/08/00     The Landings at Port Imperial         West New York, NJ                  276       64,800
   12/20/00     Toscana                               Irvine, CA                         563       90,000
   12/20/00     Newhall Portfolio (4 properties)      Valencia, CA                       924      129,000
------------------------------------------------------------------------------------------------------------
                                                                                       5,688     $654,119
------------------------------------------------------------------------------------------------------------

 * Includes a vacant land parcel valued at approximately $1.8 million. ** Property was acquired upon substantial completion of development.

         In addition, during 2000 the Operating Partnership paid $6.5 million to acquire interests in 25 Properties containing 3,820 units which previously were accounted for under the equity method of accounting and subsequent to these purchases were consolidated. Accordingly, the Operating Partnership recorded an additional $90.7 million in investments in real estate. The Operating Partnership also acquired two separate vacant land parcels for $58.5 million.

         In addition to the LFT Merger, during the year ended December 31, 1999, the Operating Partnership acquired 22 Properties, of which fourteen were acquired from unaffiliated parties and eight were acquired from an affiliated party. In connection with certain of these transactions, the Operating Partnership assumed and/or entered into mortgage indebtedness of approximately $69.9 million, issued OP Units having a value of approximately $25.2 million and issued Junior Convertible Preference Units having a value of approximately $3.0 million.

6. REAL ESTATE DISPOSITIONS

         During the year ended December 31, 2000, the Operating Partnership disposed of the fifty Properties listed below. Including the joint venture sales discussed below, the Operating Partnership recognized a net gain of approximately $198.4 million.

-------------------------------------------------------------------------------------------------------
                                                                                         DISPOSITION
    DATE                                                                     NUMBER        PRICE
  DISPOSED       PROPERTY                       LOCATION                    OF UNITS   (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
   02/04/00      Lakeridge at the Moors         Miami, FL                      175         $10,000
   02/09/00      Sonnet Cove I & II             Lexington, KY                  331          12,300
   02/25/00      Yuma Court                     Colorado Springs, CO            40           2,350
   02/25/00      Indigo Plantation              Daytona Beach, FL              304          14,200
   02/25/00      The Oaks of Lakebridge         Ormond Beach, FL               170           7,800
   03/23/00      Tanglewood                     Lake Oswego, OR                158          10,750
   03/30/00      Preston Lake                   Tucker, GA                     320          17,325
   03/31/00      Cypress Cove                   Melbourne, FL                  326          18,800
   04/20/00      Village of Sycamore Ridge      Memphis, TN                    114           5,200
   04/28/00      Towne Centre III & IV          Laurel, MD                     562          29,244
   05/11/00      3000 Grand                     Des Moines, IA                 186           9,625
   06/14/00      Villa Madeira                  Scottsdale, AZ                 332          17,500
   07/06/00      Idlewood                       Indianapolis, IN               320          15,600
   07/25/00      Sabal Palm                     Pompano Beach, FL              416          27,200
   07/27/00      Lake in the Woods              Ypsilanti, MI                1,028          57,000
   07/28/00      Windmill                       Colorado Springs, CO           304          12,358
   07/28/00      Cheyenne Crest                 Colorado Springs, CO           208          12,286
   07/28/00      Lamplight Court                London, OH                      53             738
   08/24/00      Huntington Hollow              Tulsa, OK                      288           7,100
   08/24/00      Hunter Glen                    Springfield, IL                 64           1,750
   08/29/00      Glenridge                      Colorado Springs, CO           220          13,127
   09/18/00      Greenwich Woods/Hollyview      Silver Springs, MD             606          37,500
   09/26/00      The Hollows                    Columbia, SC                   212           8,000
   09/26/00      Tamarind at Stoneridge         Columbia, SC                   240           8,030
   10/02/00      Villa Serenas                  Tucson, AZ                     611          20,850
   10/03/00      Camellia Court                 Carrollton, KY                  55           1,550
   10/03/00      Millston I, II                 Aberdeen, OH                    93           1,194
   10/03/00      Springwood                     Maysville, KY                   54           1,026
   10/03/00      Willowood                      Owensboro, KY                   55           1,200
   10/17/00      Mission Palms                  Tucson, AZ                     360          20,700
   10/19/00      Del Coronado                   Mesa, AZ                       419          23,575
   10/19/00      Rancho Murietta                Tempe, AZ                      292          17,075
   10/20/00      Crossings at Green Valley      Henderson, NV                  384          20,738
   10/20/00      Reflections at the Lake        Las Vegas, NV                  326          19,665
   10/20/00      The Trails                     Las Vegas, NV                  440          29,410
   10/23/00      Augustine Club                 Tallahassee, FL                222           9,925
   10/23/00      Plantations at Killearn        Tallahassee, FL                184           9,150
   10/23/00      Woodlake at Killearn           Tallahassee, FL                352          14,475
   10/25/00      Towne Square                   Chandler, AZ                   584          33,300
   10/25/00      La Valenica                    Mesa, AZ                       361          19,925
   10/31/00      Willow Run                     Willard, OH                     61           1,250
   11/30/00      Ansley Oaks                    O'Fallon, IL                    69           2,050
   11/30/00      Bradford Place                 Belleville, IL                  68           1,500
   12/19/00      Slate Run                      Bardstown, KY                   54             955
   12/21/00      Shores at Anderson Springs     Chandler, AZ                   299          18,450
   12/21/00      Brunswick                      Danville, IL                    80           2,033
   12/27/00      Stonehenge                     Ottawa, OH                      36             905
-------------------------------------------------------------------------------------------------------
                                                                            12,436        $626,684
-------------------------------------------------------------------------------------------------------

         During 2000, the Operating Partnership entered into three separate joint ventures with an unaffiliated party. At closing, the Operating Partnership sold and/or contributed thirty-four wholly owned properties containing 7,835 units valued at $473.4 million to the joint ventures encumbered with $341.0 million in mortgage loans. The unaffiliated party acquired a 75% interest in the joint ventures while the

Operating Partnership retained a 25% interest along with the right to manage the properties. The Operating Partnership has classified its interest in the joint ventures as investments in unconsolidated entities and accounted for them under the equity method of accounting.

         In addition, during 2000 the Operating Partnership sold its entire interest in three Unconsolidated Properties containing 377 units for approximately $4.6 million.

         During the year ended December 31, 1999, the Operating Partnership sold thirty-six properties containing 7,886 units to unaffiliated parties for a total sales price of $347.4 million. In connection with one of these transactions, the purchaser assumed the Operating Partnership's mortgage indebtedness of approximately $12.5 million. The Operating Partnership recognized a net gain for financial reporting purposes of approximately $93.5 million. In addition, the Operating Partnership also sold its entire interest in six MRY joint venture properties containing 1,297 units for approximately $54.1 million.

7. COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of December 31, 2000, in addition to the Properties that were subsequently acquired as discussed in Note 21, the Operating Partnership entered into separate agreements to acquire two multifamily properties containing 519 units. The Operating Partnership expects a combined purchase price of approximately $56.2 million.

         As of December 31, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 21, the Operating Partnership entered into separate agreements to dispose of twenty-three multifamily properties containing 3,924 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $210.5 million.

         The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

8. INVESTMENT IN MORTGAGE NOTES, NET

         In 1995, the Operating Partnership invested $89 million in various partnership interests and subordinated mortgages collateralized by 21 Properties consisting of 3,896 units. The unamortized balance of the discount on the notes at December 31, 2000 and 1999 was $3.6 million and $4.8 million, respectively. During 2000 and 1999, the Operating Partnership amortized $1.2 million and $2.3 million, respectively. This discount is being amortized utilizing the effective yield method based on the expected life of the investment. The fair value as of December 31, 2000 and 1999 was estimated to be approximately $80.8 million and $87.0 million, respectively, compared to the Operating Partnership's carrying value of $77.2 million and $85.0 million, respectively. The estimated fair value of the Operating Partnership's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

9. INVESTMENTS IN UNCONSOLIDATED ENTITIES

         The Operating Partnership has entered into two separate joint venture agreements with third party development companies whereby the Operating Partnership contributes 25% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Operating Partnership's equity investments in these two joint ventures was $235.9 million and $125.5 million as of December 31, 2000 and 1999, respectively.

         The Operating Partnership also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $80.6 million and $14.8 million as of December 31, 2000 and 1999, respectively.

         These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets and the consolidated statements of operations include the Operating Partnership's share of net income or loss from the unconsolidated entity.

10. DEPOSITS - RESTRICTED

     Deposits-restricted as of December 31, 2000 primarily included the following:

o deposits in the amount of $39.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;
o approximately $127.8 million held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of thirteen properties and approximately $1.1 million in earnest money deposits made for six additional acquisitions;
o approximately $28.6 million for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties; and
o        approximately $34.6 million of other deposits.

     Deposits-restricted as of December 31, 1999 primarily included the following:

o deposits in the amount of $25.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;
o approximately $48.9 million held in third party escrow accounts, representing proceeds received in connection with the Operating Partnership's disposition of three properties and earnest money deposits made for one additional acquisition;
o approximately $29.9 million for tenant security, utility deposits, and other deposits for certain of the Operating Partnership's Properties; and
o        approximately $7.5 million of other deposits.

11. MORTGAGE NOTES PAYABLE

         As of December 31, 2000, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.2 billion. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2000 was approximately $5.1 billion.

     During the year ended December 31, 2000, the Operating Partnership:

o recorded $65.1 million of mortgage debt in connection with the consolidation of the Guilford portfolio on January 1, 2000;
o        repaid $171.8 million of mortgage debt on eighty-three Properties;
o obtained $148.3 million of new mortgage debt on eleven previously unencumbered properties.
o settled on a $100 million forward starting swap and received approximately $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;
o assumed $87.4 million of mortgage debt on nine properties in connection with their acquisitions;
o obtained $88.3 million in construction loan commitments on two properties, of which $29.1 million is currently outstanding;
o recorded $15.0 million of mortgage debt in connection with the consolidation of the CNL Portfolio and Springtree Apartments;
o recorded $1.4 million of mortgage debt in connection with the Globe acquisition;
o recorded $203.4 million of mortgage debt in connection with the Grove acquisition;

o disposed of five properties, in which $4.8 million of mortgage debt was assumed by the purchasers; and
o        refinanced $208.8 million of debt on 16 existing properties.

         As of December 31, 2000, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 3.95% to 12.465% at December 31, 2000. During the year ended December 31, 2000, the weighted average interest rate on the Operating Partnership's mortgage debt was 6.85%

         Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

---------------------------------------------------------------
                    YEAR                            TOTAL
---------------------------------------------------------------
                    2001                           $  294,345
                    2002                              244,461
                    2003                              119,624
                    2004                              187,777
                    2005                              222,931
                 Thereafter                         2,159,753
     Net Unamortized Premiums/Discounts                 1,720
---------------------------------------------------------------
                    Total                          $3,230,611
---------------------------------------------------------------

         As of December 31, 1999, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.9 billion. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 1999 was approximately $4.7 billion.

         During the year ended December 31, 1999 the Operating Partnership:

o as part of the LFT Merger, assumed the mortgage balances on 342 Properties in the aggregate amount of $499.7 million;
o assumed $69.9 million of mortgage balances on eight additional properties acquired;
o repaid the mortgage balances on 31 Properties in the amount of $60.8 million;
o refinanced $44.9 million of debt on four existing properties with new mortgage indebtedness totaling $62.9 million;
o obtained new mortgage financing on eleven previously unencumbered properties in the amount of $126.5 million;
o refinanced $120.8 million of debt on ten existing properties. In addition, five previously unencumbered properties cross-collateralize each of the new mortgage notes;
o refinanced the debt on two existing properties and consequently sold its lender position to a third party, thus receiving additional net cash proceeds of approximately $2.6 million. The bond indebtedness on these two properties is now unsecured and is classified as notes, net at December 31, 1999;
o refinanced the debt on one existing property and consequently sold its lender position to a third party, thus receiving additional cash proceeds of approximately $13.7 million; and
o sold $12.5 million of debt on one property in conjunction with a real estate disposition.

         As of December 31, 1999, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 4.00% to 10.13% at December 31, 1999. During the year ended December 31, 1999, the weighted average interest rate on the Operating Partnership's mortgage debt was 7.05%.

         Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Operating Partnership at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 2000, the aggregate notional amounts of these agreements were approximately $131.6 million, $27.3 million and $8.9 million. As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million and $9.1 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

         The Operating Partnership simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Operating Partnership pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Operating Partnership based on a fixed interest rate. As of December 31, 2000, the aggregate notional amounts of these agreements were approximately $131.6 million, $27.3 million and $8.9 million. As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million and $9.1 million. The fixed interest rates received by the Operating Partnership in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Operating Partnership 0.07% per annum on the current outstanding aggregate notional amount.

         In May 1998, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate upon its refinancing of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0%. The agreement was for a notional amount of $131 million with a settlement date of August 2001.

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

         In November 1998, the Operating Partnership entered into an interest rate swap agreement that fixed the Operating Partnership's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 5.81%. This agreement was for a notional amount of $100 million with a termination date of August 2003.

12. NOTES

        The following tables summarize the Operating Partnership's unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2000 and 1999, respectively:

                                                                                       WEIGHTED
             DECEMBER 31, 2000                NET PRINCIPAL                             AVERAGE       MATURITY
        (AMOUNTS ARE IN THOUSANDS)               BALANCE       INTEREST RATE RANGES  INTEREST RATE   DATE RANGES
------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                          $ 1,892,481       6.550% - 9.375%         6.93%      2001 - 2026
Floating Rate Public Note                             99,818             (1)               7.26%         2003
Fixed Rate Tax-Exempt Bonds                          127,780       4.750% - 5.20%          5.08%       2024-2029
                                            -------------------
Totals                                           $ 2,120,079
                                            ===================

                                                                                       WEIGHTED
             DECEMBER 31, 1999                NET PRINCIPAL                             AVERAGE       MATURITY
        (AMOUNTS ARE IN THOUSANDS)               BALANCE       INTEREST RATE RANGES  INTEREST RATE   DATE RANGES
------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                        $ 2,062,759       6.150% - 9.375%        6.98%       2000 - 2026
Floating Rate Public Note                           99,746             (1)              5.81%           2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        4.99%       2024 - 2029
                                            -------------------
Totals                                         $ 2,290,285
                                            ===================

         (1) The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.65% and 0.75% at December 31, 2000 and December 31, 1999, respectively (reset annually in August).

         As of December 31, 2000, the Operating Partnership had outstanding unsecured notes of approximately $2.1 billion net of a $3.7 million discount and including a $5.0 million premium.

         As of December 31, 1999, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion net of a $4.6 million discount and including a $7.1 million premium.

         During the year ended December 31, 2000, the Operating Partnership:

o filed a Form S-3 Registration Statement to register $1 billion of debt securities on August 25, 2000. The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430 million related to the registration statement effective on February 27, 1998. As of December 31, 2000, $1.43 billion remained available for issuance under this registration statement;
o        assumed $39.5 million in unsecured notes;
o        paid off at maturity fixed rate 7.25% public notes of $55.0 million;
o        paid off at maturity fixed rate 6.15% public notes of $145.0 million;
         and
o        paid off $8.0 million in fixed rate public notes.

         During the year ended December 31, 1999, the Operating Partnership:

o        issued $300.0 million of redeemable unsecured fixed rate public notes;
o        paid off at maturity fixed rate 8.5% public notes of $125.0 million;
o        paid off at maturity floating rate public notes of $25.0 million; and
o refinanced $92.2 million of bond indebtedness collateralized by six existing properties.

         Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

-----------------------------------------------------
              YEAR                       TOTAL
-----------------------------------------------------
              2001                       $  154,286
              2002                          270,277
              2003                          194,286
              2004                          419,286
              2005*                         494,286
           Thereafter                       586,425
    Net Unamortized Premiums                  4,979
    Net Unamortized Discounts               (3,746)
-----------------------------------------------------
              Total                      $2,120,079
-----------------------------------------------------

*INCLUDES $300 MILLION WITH A FINAL MATURITY OF 2015 THAT IS PUTABLE/CALLABLE IN 2005.

         As of December 31, 2000 and 1999, the remaining unamortized balance of deferred settlement receipts from treasury locks and interest rate protection agreements was $8.8 million and $9.5 million, respectively.

         As of December 31, 2000 and 1999, the remaining unamortized balance of deferred settlement payments on treasury locks and interest rate protection agreements was $2.1 million and $3.7 million, respectively.

         In regard to the interest rate protection agreements mentioned, the Operating Partnership believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Operating Partnership does not anticipate their non-performance.

13. LINES OF CREDIT

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700.0 million. This line of credit matures in August 2002. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership's credit rating. As of February 15, 2001, $200 million was outstanding under this facility at a weighted average interest rate of 6.34%.

         As of December 31, 2000 and 1999, $355 million and $300 million, respectively, was outstanding and $53.5 million and $65.8 million, respectively, was restricted on the lines of credit. During the years ended December 31, 2000 and 1999, the weighted average interest rate was 7.06% and 6.42%, respectively.

         In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures in May, 2003. As of February 15, 2001, no amounts were outstanding under this facility. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a certain spread dependent upon Globe's credit rating.

         In connection with the Grove acquisition, the Operating Partnership assumed a line of credit that had an outstanding balance of approximately $38.0 million. On October 31, 2000, the Operating Partnership repaid this outstanding balance and terminated this facility.

         In connection with the LFT Merger, the Operating Partnership assumed a line of credit that had an outstanding balance of approximately $26.4 million. On October 1, 1999, the Operating Partnership repaid the outstanding balance and terminated this facility.

14. CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

         The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     2000              1999             1998
                                                                 ------------------------------------------------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT
                                                                                    AMOUNTS)
NUMERATOR:
Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and
     allocation to preference unit/interest distributions           $  380,613        $  319,842       $ 251,927

Allocation to Minority Interests - Partially Owned Properties              132          -                -
Income from investments in unconsolidated entities                      17,633            10,491           3,105
Allocation to Junior Convertible Preference Units                        (436)             (349)         -
Allocation to Cumulative Convertible Redeemable
   Preference Interests                                               (10,650)             (836)         -
Allocation to Redeemable Preference Units                            (100,855)         (112,011)        (92,917)
                                                                 --------------   ---------------   -------------
Income before net gain on sales of real estate
    and extraordinary items                                            286,437           217,137         162,115

Net gain on sales of real estate                                       198,426            93,535          21,703
Extraordinary items                                                    (5,592)             (451)         -
                                                                 --------------   ---------------   -------------
Numerator for net income per OP Unit - basic                           479,271           310,221         183,818

Effect of dilutive securities:
   Distributions on convertible preference units/interests               7,385          -                -
                                                                 --------------   ---------------   -------------
Numerator for net income per OP Unit - diluted                      $  486,656        $  310,221      $  183,818
                                                                 ==============   ===============   =============
DENOMINATOR:
Denominator for net income per OP Unit - basic                         141,960           135,001         111,713

Effect of dilutive securities:
   Dilution for OP Units issuable upon assumed exercise/vesting
       of the Company's stock options/restricted shares                  1,291               654             865
   Convertible preference units/interests                                2,382          -                -
                                                                 --------------   ---------------   -------------
Denominator for net income per OP Unit - diluted                       145,633           135,655         112,578
                                                                 ==============   ===============   =============
Net income per OP Unit - basic                                      $     3.38        $     2.30      $     1.65
                                                                 ==============   ===============   =============
Net income per OP Unit - diluted                                    $     3.34        $     2.29      $     1.63
                                                                 ==============   ===============   =============

                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     2000            1999             1998
                                                                 -----------------------------------------------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT
                                                                                    AMOUNTS)
NET INCOME PER OP UNIT - BASIC:
Income before net gain on sales of real estate and
     extraordinary items per OP Unit - basic                         $   2.02         $   1.61    $        1.45
Net gain on sales of real estate                                         1.40             0.69             0.20
Extraordinary items                                                    (0.04)          -                -
                                                                 -------------   --------------   --------------
Net income per OP Unit - basic                                       $   3.38         $   2.30    $        1.65
                                                                 =============   ==============   ==============

NET INCOME PER OP UNIT - DILUTED:
Income before net gain on sales of real estate and
     extraordinary items per OP Unit - diluted                       $   2.02         $   1.60    $        1.44
Net gain on sales of real estate                                         1.36             0.69             0.19
Extraordinary items                                                    (0.04)          -                -
                                                                 -------------   --------------   --------------
Net income per OP Unit - diluted                                     $   3.34         $   2.29    $        1.63
                                                                 =============   ==============   ==============

CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 6,569,358, 12,023,051 AND 8,739,688 WEIGHTED AVERAGE COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

PURSUANT TO EQR'S SHARE OPTION PLAN, EQR HAS OFFERED THE OPPORTUNITY TO ACQUIRE COMMON SHARES THROUGH THE GRANT OF SHARE OPTIONS ("OPTIONS") TO OFFICERS, DIRECTORS, KEY EMPLOYEES AND CONSULTANTS OF EQR FOR 6.4 MILLION AND 6.3 MILLION COMMON SHARES AT A WEIGHTED AVERAGE EXERCISE PRICE OF $42.21 AND $41.41 PER COMMON SHARE AS OF DECEMBER 31, 2000 AND 1999, RESPECTIVELY. AS OF DECEMBER 31, 2000 AND 1999, 4.0 MILLION AND 3.2 MILLION COMMON SHARES WERE EXERCISABLE, RESPECTIVELY. ANY COMMON SHARES ISSUED PURSUANT TO EQR'S SHARE OPTION PLAN WILL RESULT IN THE OPERATING PARTNERSHIP ISSUING OP UNITS TO EQR ON A ONE-FOR-ONE BASIS. ACCORDINGLY, THE DILUTIVE EFFECT OF EQR'S OPTIONS HAVE BEEN INCLUDED IN THE NUMBER OF OP UNITS -DILUTED.

PURSUANT TO EQR'S SHARE AWARD PLAN, EQR HAS ALSO OFFERED THE OPPORTUNITY TO ACQUIRE COMMON SHARES THROUGH THE GRANT OF RESTRICTED SHARES TO OFFICERS, DIRECTORS, KEY EMPLOYEES AND CONSULTANTS OF EQR AND THE GRANT OF PERFORMANCE BASED RESTRICTED SHARES TO CERTAIN EXECUTIVE OFFICERS OF EQR. DURING THE YEARS ENDED DECEMBER 31, 2000 AND 1999, EQR ISSUED 260,481 AND 324,749 RESTRICTED SHARES, RESPECTIVELY. EQR RECOGNIZED $15.1 MILLION AND $9.6 MILLION IN COMPENSATION EXPENSE RELATED TO RESTRICTED SHARES FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, RESPECTIVELY. THE ESTIMATED REMAINING UNEARNED COMPENSATION RELATED TO THESE RESTRICTED SHARES, WHICH INCLUDES THE PERFORMANCE BASED SHARES NOTED ABOVE, AS OF DECEMBER 31, 2000 WAS $14.9 MILLION. ANY COMMON SHARES ISSUED PURSUANT TO EQR'S SHARE AWARD PLAN WILL RESULT IN THE OPERATING PARTNERSHIP ISSUING OP UNITS TO EQR ON A ONE-FOR-ONE BASIS. ACCORDINGLY, THE DILUTIVE EFFECT OF EQR'S RESTRICTED SHARES HAS BEEN INCLUDED IN THE NUMBER OF OP UNITS--DILUTED.

15. SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

         The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the acquisitions of Globe and Grove had occurred on January 1, 2000. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 2000, or to project results for any future period. The amounts presented in the following statement are in thousands except for per OP Unit amounts:

                                                                          SUMMARIZED PRO FORMA
                                                                          CONDENSED STATEMENT
                                                                             OF OPERATIONS
                                                                           FOR THE YEAR ENDED
                                                                           DECEMBER 31, 2000
----------------------------------------------------------------------------------------------
Total revenues                                                                  $2,164,421
                                                                                ----------
Total expenses                                                                   1,776,725
                                                                                ----------
Net income                                                                         599,828
Preference unit/interest distributions                                           (111,941)
                                                                                ----------
Net income available to OP Unit holders                                         $  487,887
                                                                                ==========
Net income per OP Unit - basic                                                  $     3.42
                                                                                ==========

16. EMPLOYEE PLANS

         The Company has established an Employee Share Purchase Plan whereby trustees and employees of EQR may annually acquire up to $100,000 of Common Shares of EQR. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1998, EQR issued 93,521 Common Shares at net prices that ranged from $35.70 per share to $42.71 per share and raised approximately $3.7 million in connection therewith. During 1999, EQR issued 147,885 Common Shares at net prices that ranged from $34.37 per share to $36.71 per share and raised approximately $5.2 million in connection therewith. During 2000, EQR issued 149,790 Common Shares at net prices that ranged from $34.11 per share to $41.01 per share and raised approximately $5.4 million in connection therewith. The net proceeds were contributed to the Operating Partnership in exchange for OP Units.

         The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Operating Partnership, on behalf of the Company, contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Operating Partnership, on behalf of the Company, made contributions in the amount of $1.4 million and $2.3 million for the years ended December 31, 1998 and 1999, respectively, and expects to make contributions in the amount of approximately $3.2 million for the year ended December 31, 2000.

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

         Certain officers of the Company purchased Common Shares which were financed with loans made by the Operating Partnership at various rates ranging from 6.15% to 7.93% per annum and at one month LIBOR plus 2.0% per annum. Scheduled maturities are at various dates through 2005. The amounts outstanding at December 31, 2000 and 1999 are $4.3 million and $4.7 million, respectively.

         The Company also entered into deferred compensation and share distribution agreements with certain officers of the Company that resulted in the Operating Partnership recognizing compensation expense of $0.9 million, $1.1 million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         In connection with certain Mergers, the Company agreed to make consulting payments to certain individuals who had been employees of the companies acquired and who became trustees of the Company subsequent to the applicable merger dates. During the years ended December 31, 2000, 1999 and 1998, the Operating Partnership made payments pursuant to these agreements of $400,000, $625,000 and $625,000, respectively. The remaining future payments to be made under these agreements as of December 31, 2000 are approximately $567,000.

         The Operating Partnership occupies office space at various office buildings that are owned and/or managed by Equity Office Holdings, L.L.C. ("EOH"), a company of which EQR's chairman of the board is also chairman of the board. Amounts incurred for such office space for the years ended December 31, 2000, 1999 and 1998, respectively, were $1,781,069, $1,466,569 and $1,067,970.

         Artery Property Management, Inc., a real estate property management company ("APMI") in which a trustee of the Company is a two-thirds owner and chairman of the board of directors, provided the Operating Partnership consulting services with regard to property acquisitions and additional business opportunities. In connection with the acquisition of certain Properties from this aforementioned trustee and his affiliates during 1995, the Operating Partnership made a loan to this trustee and APMI of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. At December 31, 2000, no amounts were outstanding under these notes and all OP Units were released from their pledges.

         During 1999, the Operating Partnership acquired eight Properties and the related management agreements from affiliates of the aforementioned trustee for an aggregate purchase price of approximately $110.2 million, including the assumption of approximately $44.3 million of mortgage indebtedness. The purchase price also included the issuance of 28,795 Series A Junior Convertible Preference Units in the Operating Partnership, which have a liquidation value of $100 per unit and are exchangeable for OP Units under certain circumstances. On June 29, 1999, this trustee received 8,462 of these units with a liquidation value of approximately $0.8 million.

         The Company paid legal fees to a law firm of which one of the Company's trustees is a partner, in the amounts of $3.6 million, $1.6 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         In addition, the Operating Partnership and the Company has provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $1.7 million, $2.4 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

19. COMMITMENTS AND CONTINGENCIES

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with multifamily residential real estate developers, the Operating Partnership funded a total of $160.9 million during the year ended December 31, 2000. The Operating Partnership expects to fund approximately $83.2 million in connection with these Properties beyond 2000. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire said partner's interest in the completed project on certain terms and conditions contained in their partnership agreement at a mutually agreeable price.

         In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of December 31, 2000, this enhancement was still in effect at a commitment amount of $12.7 million.

         During the years ended December 31, 2000, 1999 and 1998, total lease payments incurred, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $4,074,672, $3,271,513 and $2,528,150 respectively.

         The minimum basic aggregate rental commitment under the Operating Partnership's leases in years following December 31, 2000 is as follows:

----------------------------------------
       Year               Amount
----------------------------------------
       2001                 $ 7,131,389
       2002                   5,479,821
       2003                   4,404,088
       2004                   2,632,227
       2005                   1,158,311
    Thereafter                -
----------------------------------------
      Total                 $20,805,836
----------------------------------------

20. REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the years ended December 31, 2000, 1999 and 1998.


                                                                     RENTAL REAL       CORPORATE/
2000 (AMOUNTS IN THOUSANDS)                                           ESTATE (1)        OTHER (2)       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Rental income                                                          $  1,959,785        $       -     $  1,959,785
Fee and asset management income                                                   -            6,520            6,520
Furniture income                                                                  -           27,577           27,577
Property and maintenance expense                                          (503,239)                -        (503,239)
Real estate tax and insurance expense                                     (182,479)                -        (182,479)
Property management expense                                                (76,416)                -         (76,416)
Fee and asset management expense                                                  -          (5,157)          (5,157)
Furniture operating expenses                                                      -         (16,288)         (16,288)
                                                                  ----------------------------------------------------
Net operating income                                                      1,197,651           12,652        1,210,303

Interest income - investment in mortgage notes                                    -           11,192           11,192
Interest and other income                                                         -           25,266           25,266
Depreciation expense on non-real estate assets                                    -         (12,093)         (12,093)
Interest expense:
    Expense incurred                                                              -        (382,946)        (382,946)
    Amortization of deferred financing costs                                      -          (5,473)          (5,473)
General and administrative expense                                                -         (26,385)         (26,385)
Amortization of goodwill                                                          -          (1,760)          (1,760)
Allocation to Minority Interests - Partially Owned
     Properties                                                                   -              132              132
Income from investments in unconsolidated entities                                -           17,633           17,633
Preferred distributions                                                           -        (111,941)        (111,941)
Adjustment for loss on investment in technology segment                           -            1,000            1,000
Adjustment for depreciation expense related to
     Unconsolidated and Partially Owned Properties                                -            1,244            1,244
                                                                  ----------------------------------------------------
Funds from operations available to OP Units (unaudited)                   1,197,651        (471,479)          726,172

Depreciation expense on real estate assets                                (437,491)                -        (437,491)
Net gain on sales of real estate                                            198,426                -          198,426
Extraordinary items                                                         (5,592)                -          (5,592)
Adjustment for loss on investment in technology segment                           -          (1,000)          (1,000)
Adjustment for depreciation expense related to
     Unconsolidated and Partially Owned Properties                                -          (1,244)          (1,244)
                                                                  ----------------------------------------------------
Net income available to OP Unit holders                                $    952,994       $(473,723)    $    479,271
                                                                  ====================================================
Investment in real estate, net of accumulated depreciation             $ 11,223,226       $   15,998     $ 11,239,224
                                                                  ====================================================
Total assets                                                           $ 11,274,863       $  989,103     $ 12,263,966
                                                                  ====================================================

                                                                RENTAL REAL       CORPORATE/
                1999 (AMOUNTS IN THOUSANDS)                     ESTATE (1)        OTHER (2)       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Rental income                                                      $ 1,711,738       $        -     $  1,711,738
Fee and asset management income                                              -            5,088            5,088
Property and maintenance expense                                     (414,026)                -        (414,026)
Real estate tax and insurance expense                                (171,289)                -        (171,289)
Property management expense                                           (61,626)                -         (61,626)
Fee and asset management expense                                             -          (3,587)          (3,587)
                                                             ----------------------------------------------------
Net operating income                                                 1,064,797            1,501        1,066,298
Interest income - investment in mortgage notes                               -           12,559           12,559
Interest and other income                                                    -           13,242           13,242
Depreciation expense on non-real estate assets                               -          (7,231)          (7,231)
Interest expense:
    Expense incurred                                                         -        (337,189)        (337,189)
    Amortization of deferred financing costs                                 -          (4,084)          (4,084)
General and administrative expense                                           -         (22,296)         (22,296)
Income from investments in unconsolidated entities                           -           10,491           10,491
Preferred distributions                                                      -        (113,196)        (113,196)
Adjustment for depreciation expense related
to Unconsolidated Properties                                                 -            1,009            1,009
                                                             ----------------------------------------------------
Funds from operations available to OP Units (unaudited)              1,064,797        (445,194)          619,603

Depreciation expense on real estate assets                           (401,457)                -        (401,457)
Net gain on sales of real estate                                        93,535                -           93,535
Extraordinary items                                                          -            (451)            (451)
Adjustment for depreciation expense related
to Unconsolidated Properties                                                 -          (1,009)          (1,009)
                                                             ----------------------------------------------------
Net income available to OP Unit holders                            $   756,875       $ (446,654)    $    310,221
                                                             ====================================================
Investment in real estate, net of accumulated depreciation         $11,151,167       $   17,309     $ 11,168,476
                                                             ====================================================
Total assets                                                       $11,164,035       $  551,654     $ 11,715,689
                                                             ====================================================

                                                                  RENTAL REAL       CORPORATE/
                1998 (AMOUNTS IN THOUSANDS)                       ESTATE (1)        OTHER (2)       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Rental income                                                      $1,293,560       $        -        $1,293,560
Fee and asset management income                                             -            5,622             5,622
Property and maintenance expense                                    (326,733)                -         (326,733)
Real estate tax and insurance expense                               (126,009)                -         (126,009)
Property management expense                                          (53,101)                -          (53,101)
Fee and asset management expense                                            -          (4,279)           (4,279)
                                                            -----------------------------------------------------
Net operating income                                                  787,717            1,343           789,060
Interest income - investment in mortgage notes                              -           18,564            18,564
Interest and other income                                                   -           16,145            16,145
Depreciation expense on non-real estate assets                              -          (5,361)           (5,361)
Interest expense:
    Expense incurred                                                        -        (246,585)         (246,585)
    Amortization of deferred financing costs                                -          (2,757)           (2,757)
General and administrative expense                                          -         (20,631)          (20,631)
Income from investments in unconsolidated entities                          -            3,105             3,105
Preferred distributions                                                     -         (92,917)          (92,917)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                               -              183               183
                                                            -----------------------------------------------------
Funds from operations available to OP Units (unaudited)               787,717        (328,911)           458,806

Depreciation expense on real estate assets                          (296,508)                -         (296,508)
Net gain on sales of real estate                                       21,703                -            21,703
Adjustment for depreciation expense related to
    Unconsolidated Properties                                               -            (183)             (183)
                                                            -----------------------------------------------------
Net income available to OP Unit holders                            $  512,912       $(329,094)        $  183,818
                                                            =====================================================

(1) The Operating Partnership's primary business is owning, managing, and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Operating Partnership has a segment for corporate level activity including such items as fee and asset management activity, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, investment in technology entities, income earned from investments in unconsolidated entities, general and administrative expenses, and interest expense on mortgage notes payable, unsecured note issuances and lines of credit. The Operating Partnership's fee and asset management and furniture rental/sales activities are immaterial and do not meet the threshold requirements of a reportable segment as provided for in Statement No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, income allocated to Minority Interests is not allocated to the Properties.

21. SUBSEQUENT EVENTS

         The Operating Partnership:

o acquired Suerte Apartments, a 272-unit property located in San Diego, California for approximately $37.5 million (assumed mortgage debt of approximately $18.5 million), Westside Villas VI, an 18-unit property located in Los Angeles, California for $4.6 million and Riverview Apartments, a 92-unit property located in Norwalk, Connecticut for $9.6 million (assumed mortgage debt of $6.3 million).
o disposed of Meadowood II Apartments in Indianapolis, Indiana for $1.3 million, Concorde Bridge Apartments in Overland Park, Kansas for $15.6 million and Springs of Country Woods in Salt Lake City, Utah for $31.0 million.
o funded $12.4 million to pay off at maturity the mortgage debt on two properties.
o funded $11.6 million related to the development, earnout and joint venture agreements.
o entered into two $100 million forward starting swaps commencing on March 1, 2001 and expiring on March 1, 2011. The Operating Partnership will pay an interest rate of 5.958% on the first $100 million and 5.965% on the second $100 million and will receive an interest rate of 90-day LIBOR under both swaps.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. The 1999 and 2000 net income per OP Unit amounts have been presented. Amounts are in thousands, except for per OP Unit amounts.

                                                           FIRST         SECOND         THIRD         FOURTH
                                                          QUARTER        QUARTER       QUARTER        QUARTER
                        1999                               3/31           6/30           9/30          12/31
----------------------------------------------------------------------------------------------------------------
Total revenues **                                           $416,137     $422,222       $435,188      $479,571
                                                           =========     =========      =========     ========
Net income                                                  $100,680     $104,050       $102,931      $115,756
                                                            ========     =========      =========     ========
Net income available to OP Unit holders                      $71,237      $76,250        $74,924       $87,810
                                                             =======      ========       ========      =======
Net income per OP Unit - basic                                 $0.54        $0.57          $0.56         $0.63
                                                               =====         =====          =====        =====
Net income per OP Unit - diluted                               $0.54        $0.57          $0.55         $0.63
                                                               =====         =====          =====        =====
Weighted average OP Units Outstanding - basic                132,165      133,478        134,993       139,486
                                                             =======       =======        =======      =======


                                                            FIRST         SECOND         THIRD        FOURTH
                                                           QUARTER        QUARTER       QUARTER       QUARTER
                         2000                               3/31           6/30           9/30         12/31
----------------------------------------------------------------------------------------------------------------
Total revenues **                                            $485,410      $493,113      $537,254       $532,196
                                                             ========     =========     =========       ========
Net income *                                                 $108,235      $164,695      $182,572       $135,710
                                                             ========     =========     =========       ========
Net income available to OP Unit holders *                     $79,847      $137,429      $154,629       $107,366
                                                              =======      ========      ========       ========
Net income per OP Unit - basic *                                $0.57         $0.97         $1.08          $0.75
                                                                =====         =====         =====          =====
Net income per OP Unit - diluted *                              $0.57         $0.96         $1.06          $0.74
                                                                =====         =====         =====          =====
Weighted average OP Units Outstanding - basic                 140,264       141,436       143,732        143,984
                                                              =======       =======       =======        =======

* For the quarter ended September 30, 2000, Net income, Net income available to OP Unit holders, Net income per OP Unit - basic, and Net income per OP Unit - diluted have been adjusted to reflect the correction of the amounts previously reported on the Operating Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 2000 related to the gain on disposition of properties, net. The amounts for Net income, Net income available to OP Unit holders, Net income per OP Unit - basic, and Net income per OP Unit - diluted for the quarter ended September 30, 2000 have been reduced by $40,096, $40,096, $0.27, and $0.27, respectively.

** Includes income from investments in unconsolidated entities.

                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000



                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
---------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                          Seattle, WA                                     -        796,800.00         7,173,725.29
2900 on First Combined                Seattle, WA                                     -      1,177,700.00        10,600,359.93
740 River Drive                       St. Paul, MN                          6,485,172.69      1,626,700.00        11,232,942.51
7979 Westheimer                       Houston, TX                                      -      1,390,100.00        12,497,975.26
929 House                             Cambridge, MA                         5,087,756.57      3,252,993.36        21,770,032.49
Abington Grove                        Abington, MA                                     -        553,105.38         3,701,551.37
Acacia Creek                          Scottsdale, AZ                       19,868,095.54      6,121,856.00        35,380,171.95
Acadia Court                          Bloomington, IN                       2,064,063.94        257,483.69         2,268,652.90
Acadia Court II                       Bloomington, IN                       1,775,501.73        253,635.67         2,234,631.66
Adams Farm                            Greensboro, NC                                   -      2,350,000.00        30,073,196.71
Alborada                              Freemont, CA                                     -     24,310,000.00        59,214,128.76
Alderwood Park                        Lynnwood, WA                                     -      3,767,400.00         8,110,529.50
Altamonte                             San Antonio, TX                                (Q)      1,665,070.00        14,986,473.86
Ambergate (FL)                        W. Palm Beach, FL                                -        730,000.00         1,687,743.10
Amberidge                             Detroit, MI                             896,929.72        130,844.19         1,152,879.92
Amberton                              Manassas, VA                         10,597,067.00        900,600.00         8,474,461.29
Amberwood (OH)                        Canton, OH                              879,290.68        126,226.92         1,112,288.75
Amberwood I (FL)                      Jacksonville, FL                        391,023.44        101,744.04           896,376.92
Amesbury I                            Columbus, OH                          1,216,824.69        143,039.49         1,260,232.82
Amesbury II                           Columbus, OH                          1,252,995.83        180,588.07         1,591,228.65
Amhurst (Tol)                         Toledo, OH                                       -        161,853.71         1,426,107.57
Amhurst I (OH)                        Dayton, OH                                       -        152,573.92         1,344,352.53
Amhurst II (OH)                       Dayton, OH                                       -        159,416.42         1,404,632.41
Andover Court                         Columbus, OH                                     -        123,874.81         1,091,272.11
Annhurst (IN)                         Indianpolis, IN                       1,258,577.00        189,235.25         1,667,468.73
Annhurst (MD) (REIT)                  Belcamp, MD                           1,327,138.95        232,575.00         2,093,165.14
Annhurst (PA)                         Pittsburgh, PA                        1,915,482.55        307,952.45         2,713,396.72
Annhurst II (OH)                      Columbus, OH                                     -        116,738.63         1,028,594.58
Annhurst III (OH)                     Columbus, OH                                     -        134,788.03         1,187,629.47
Apple Ridge I                         Columbus, OH                          1,026,845.12        139,299.72         1,227,582.35
Apple Ridge III                       Columbus, OH                            568,412.26         72,585.34           639,355.94
Apple Run (MI)                        Jackson, MI                                      -         87,459.26           770,361.39
Apple Run II (Col)                    Columbus, OH                                     -         93,810.22           826,669.29
Applegate  (Chi)                      Columbus, OH                            523,187.47          7,737.74            68,227.92
Applegate (Col)                       Bloomington, IN                                  -        171,829.10         1,514,001.64
Applegate (Lor)                       Youngstown, OH                                   -         66,488.13           585,832.90
Applegate I (IN)                      Muncie, IN                              914,571.14        138,505.63         1,220,385.53
Applegate II (IN)                     Muncie, IN                            1,224,315.66        180,016.68         1,586,143.14
Applerun (War)                        Youngstown, OH                                   -        113,303.19           999,076.55
Applewood I                           Daytona Beach, FL                     2,163,466.43        235,230.48         2,072,993.86
Aragon Woods                          Indianpolis, IN                       1,086,614.56        157,790.97         1,390,010.45
Arbor Commons                         Ellington, CT                                    -        151,352.24         1,012,895.73
Arbor Glen                            Pittsfield Twp, MI                               -      1,096,064.41         9,887,635.23
Arbor Terrace                         Sunnyvale, CA                        12,264,754.55      9,057,300.00        18,483,641.96
Arboretum (AZ)                        Tucson, AZ                                     (N)      3,453,446.00        19,020,018.80
Arboretum (GA)                        Atlanta, GA                                      -      4,682,300.00        15,913,018.18
Arboretum (MA)                        Canton, MA                                     (Q)      4,685,900.00        10,992,750.95
Arbors at Century Center              Memphis, TN                                      -      2,521,700.00        15,236,996.38
Arbors of Brentwood                   Nashville, TN                                  (D)        404,670.00        13,536,366.74
Arbors of Hickory Hollow              Nashville, TN                                  (D)        202,985.00         6,937,208.87
Arbors of Las Colinas                 Irving, TX                                       -      1,663,900.00        15,385,079.82
Ashford Hill                          Columbus, OH                          1,392,777.43        184,985.30         1,630,021.10
Ashgrove (IN)                         Indianpolis, IN                                  -        172,923.97         1,523,548.66
Ashgrove (KY)                         Louisville, KY                        1,031,836.26        171,815.79         1,514,034.38
Ashgrove (Mar)                        Battle Creek, MI                        829,270.16        119,822.73         1,055,968.80
Ashgrove (OH)                         Cincinnati, OH                        1,246,460.31        157,534.56         1,387,687.13
Ashgrove I (MI)                       Detroit, MI                           3,239,352.39        403,579.77         3,555,987.60
Ashgrove II (MI)                      Detroit, MI                           2,272,842.32        311,912.27         2,748,287.00
Ashton, The                           Corona Hills, CA                                 -      2,594,264.00        33,042,397.56
Aspen Crossing                        Silver Spring, MD                                -      2,880,000.00         8,559,961.04
Astorwood (REIT)                      Stuart, FL                            1,626,223.42        233,150.00         2,098,338.21
Audubon Village                       Tampa, FL                                        -      3,576,000.00        26,121,908.57
Autumn Cove                           Atlanta, GA                                      -        187,220.29         1,649,514.80
Autumn Creek                          Cordova, TN                                    (E)      1,681,900.00         9,345,281.88
Auvers Village                        Orlando, FL                                      -      3,840,000.00        29,322,242.96
Avon Place                            Avon,CT                               6,342,236.00      1,788,943.42        11,972,159.83
Balcones Club                         Austin, TX                                       -      2,185,500.00        10,119,231.65
Barrington                            Atlanta, GA                           1,007,184.83        144,459.10         1,272,842.11
Bay Club                              Phoenix, AZ                                      -        828,200.00         6,228,255.80
Bay Ridge                             San Pedro, CA                                    -      2,401,300.00         2,176,963.16
Bayside                               Lakeland, FL                                     -         73,462.83           647,287.62
Bayside at the Islands                Gilbert, AZ                                    (M)      3,306,484.00        15,573,006.00
Beach Club                            Fort Myers, FL                                   -      2,080,000.00        14,800,928.05
Bear Canyon                           Tucson, AZ                            7,979,809.37      1,660,608.00        11,228,523.59
Beckford Place (IN)                   Indianpolis, IN                         707,856.89         99,045.91           872,702.38
Beckford Place (Pla)                  Parkersburg, OH                                  -        161,160.76         1,420,001.96
Beckford Place (Wap)                  Lima, OH                                615,659.04         76,491.03           673,969.33
Beckford Place I (OH)                 Canton, OH                            1,141,618.73        168,425.60         1,484,248.06
Beckford Place II (OH)                Canton, OH                            1,208,456.70        172,134.32         1,516,690.93



                                                               COST CAPITALIZED
                                                                SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                                                 ACQUISITION                               AT CLOSE OF
                   DESCRIPTION                              (IMPROVEMENTS, NET) (H)                      PERIOD 12/31/00
-------------------------------------------------------------------------------------------------------------------------------
                                                                         BUILDING &                               BUILDING &
APARTMENT NAME                        LOCATION               LAND        FIXTURES                    LAND        FIXTURES (A)
-------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                          Seattle, WA             -       3,794,932.51              796,800.00      10,968,657.80
2900 on First Combined                Seattle, WA             -       2,163,311.14            1,177,700.00      12,763,671.07
740 River Drive                       St. Paul, MN            -       1,418,543.08            1,626,700.00      12,651,485.59
7979 Westheimer                       Houston, TX             -       2,047,152.63            1,390,100.00      14,545,127.89
929 House                             Cambridge, MA           -         184,855.00            3,252,993.36      21,954,887.49
Abington Grove                        Abington, MA            -          61,886.88              553,105.38       3,763,438.25
Acacia Creek                          Scottsdale, AZ          -       1,037,267.74            6,121,856.00      36,417,439.69
Acadia Court                          Bloomington, IN         -         120,650.98              257,483.69       2,389,303.88
Acadia Court II                       Bloomington, IN         -          99,997.30              253,635.67       2,334,628.96
Adams Farm                            Greensboro, NC          -         301,946.91            2,350,000.00      30,375,143.62
Alborada                              Freemont, CA            -          27,937.82           24,310,000.00      59,242,066.58
Alderwood Park                        Lynnwood, WA            -         440,672.26            3,767,400.00       8,551,201.76
Altamonte                             San Antonio, TX         -       1,248,808.08            1,665,070.00      16,235,281.94
Ambergate (FL)                        W. Palm Beach, FL       -          15,647.37              730,000.00       1,703,390.47
Amberidge                             Detroit, MI             -          30,549.07              130,844.19       1,183,428.99
Amberton                              Manassas, VA            -       1,225,380.29              900,600.00       9,699,841.58
Amberwood (OH)                        Canton, OH              -          71,586.36              126,226.92       1,183,875.11
Amberwood I (FL)                      Jacksonville, FL        -          14,022.59              101,744.04         910,399.51
Amesbury I                            Columbus, OH            -          68,723.33              143,039.49       1,328,956.15
Amesbury II                           Columbus, OH            -          70,348.44              180,588.07       1,661,577.09
Amhurst (Tol)                         Toledo, OH              -          13,941.37              161,853.71       1,440,048.94
Amhurst I (OH)                        Dayton, OH              -          78,696.87              152,573.92       1,423,049.40
Amhurst II (OH)                       Dayton, OH              -          28,310.98              159,416.42       1,432,943.39
Andover Court                         Columbus, OH            -          63,955.70              123,874.81       1,155,227.81
Annhurst (IN)                         Indianpolis, IN         -          90,388.44              189,235.25       1,757,857.17
Annhurst (MD) (REIT)                  Belcamp, MD             -                  -              232,575.00       2,093,165.14
Annhurst (PA)                         Pittsburgh, PA          -          63,384.08              307,952.45       2,776,780.80
Annhurst II (OH)                      Columbus, OH            -          73,459.69              116,738.63       1,102,054.27
Annhurst III (OH)                     Columbus, OH            -          25,041.87              134,788.03       1,212,671.34
Apple Ridge I                         Columbus, OH            -          41,574.40              139,299.72       1,269,156.75
Apple Ridge III                       Columbus, OH            -          15,040.71               72,585.34         654,396.65
Apple Run (MI)                        Jackson, MI             -          16,174.90               87,459.26         786,536.29
Apple Run II (Col)                    Columbus, OH            -          36,061.54               93,810.22         862,730.83
Applegate  (Chi)                      Columbus, OH            -          34,669.90                7,737.74         102,897.82
Applegate (Col)                       Bloomington, IN         -          29,497.77              171,829.10       1,543,499.41
Applegate (Lor)                       Youngstown, OH          -          11,109.74               66,488.13         596,942.64
Applegate I (IN)                      Muncie, IN              -          45,597.49              138,505.63       1,265,983.02
Applegate II (IN)                     Muncie, IN              -          44,106.46              180,016.68       1,630,249.60
Applerun (War)                        Youngstown, OH          -          21,194.63              113,303.19       1,020,271.18
Applewood I                           Daytona Beach, FL       -         179,294.23              235,230.48       2,252,288.09
Aragon Woods                          Indianpolis, IN         -          37,967.52              157,790.97       1,427,977.97
Arbor Commons                         Ellington, CT           -           4,401.38              151,352.24       1,017,297.11
Arbor Glen                            Pittsfield Twp, MI      -         478,352.36            1,096,064.41      10,365,987.59
Arbor Terrace                         Sunnyvale, CA           -         325,632.97            9,057,300.00      18,809,274.93
Arboretum (AZ)                        Tucson, AZ              -         767,721.65            3,453,446.00      19,787,740.45
Arboretum (GA)                        Atlanta, GA             -         770,618.95            4,682,300.00      16,683,637.13
Arboretum (MA)                        Canton, MA              -         145,864.26            4,685,900.00      11,138,615.21
Arbors at Century Center              Memphis, TN             -         585,705.14            2,521,700.00      15,822,701.52
Arbors of Brentwood                   Nashville, TN           -       1,105,320.07              404,670.00      14,641,686.81
Arbors of Hickory Hollow              Nashville, TN           -       1,772,384.19              202,985.00       8,709,593.06
Arbors of Las Colinas                 Irving, TX              -       1,286,855.71            1,663,900.00      16,671,935.53
Ashford Hill                          Columbus, OH            -         115,776.56              184,985.30       1,745,797.66
Ashgrove (IN)                         Indianpolis, IN         -          34,449.01              172,923.97       1,557,997.67
Ashgrove (KY)                         Louisville, KY          -          23,128.16              171,815.79       1,537,162.54
Ashgrove (Mar)                        Battle Creek, MI        -          55,903.76              119,822.73       1,111,872.56
Ashgrove (OH)                         Cincinnati, OH          -          67,801.45              157,534.56       1,455,488.58
Ashgrove I (MI)                       Detroit, MI             -          76,619.06              403,579.77       3,632,606.66
Ashgrove II (MI)                      Detroit, MI             -          34,030.77              311,912.27       2,782,317.77
Ashton, The                           Corona Hills, CA        -         807,161.00            2,594,264.00      33,849,558.56
Aspen Crossing                        Silver Spring, MD       -         361,479.02            2,880,000.00       8,921,440.06
Astorwood (REIT)                      Stuart, FL              -                  -              233,150.00       2,098,338.21
Audubon Village                       Tampa, FL               -         557,884.83            3,576,000.00      26,679,793.40
Autumn Cove                           Atlanta, GA             -          25,510.57              187,220.29       1,675,025.37
Autumn Creek                          Cordova, TN             -         327,082.88            1,681,900.00       9,672,364.76
Auvers Village                        Orlando, FL             -         542,182.85            3,840,000.00      29,864,425.81
Avon Place                            Avon,CT                 -          21,949.95            1,788,943.42      11,994,109.78
Balcones Club                         Austin, TX              -         620,049.65            2,185,500.00      10,739,281.30
Barrington                            Atlanta, GA             -          55,951.47              144,459.10       1,328,793.58
Bay Club                              Phoenix, AZ             -       1,874,022.56              828,200.00       8,102,278.36
Bay Ridge                             San Pedro, CA           -         139,444.74            2,401,300.00       2,316,407.90
Bayside                               Lakeland, FL            -          77,000.31               73,462.83         724,287.93
Bayside at the Islands                Gilbert, AZ             -         461,283.08            3,306,484.00      16,034,289.08
Beach Club                            Fort Myers, FL          -         618,301.98            2,080,000.00      15,419,230.03
Bear Canyon                           Tucson, AZ              -         144,047.40            1,660,608.00      11,372,570.99
Beckford Place (IN)                   Indianpolis, IN         -          28,806.39               99,045.91         901,508.77
Beckford Place (Pla)                  Parkersburg, OH         -          35,633.69              161,160.76       1,455,635.65
Beckford Place (Wap)                  Lima, OH                -           9,767.12               76,491.03         683,736.45
Beckford Place I (OH)                 Canton, OH              -          25,440.49              168,425.60       1,509,688.55
Beckford Place II (OH)                Canton, OH              -          12,506.98              172,134.32       1,529,197.91






                                                                                                                    LIFE USED TO
                   DESCRIPTION                                                                                         COMPUTE
-----------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                ACCUMULATED         DATE OF         LATEST INCOME
APARTMENT NAME                   LOCATION                       TOTAL (B)        DEPRECIATION     CONSTRUCTION       STATEMENT (C)
----------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                     Seattle, WA               11,765,457.80      (1,644,540.02)       1992              30 Years
2900 on First Combined           Seattle, WA               13,941,371.07      (2,144,725.53)      1989-91            30 Years
740 River Drive                  St. Paul, MN              14,278,185.59      (1,490,396.20)       1962              30 Years
7979 Westheimer                  Houston, TX               15,935,227.89      (3,366,803.48)       1973              30 Years
929 House                        Cambridge, MA             25,207,880.85        (124,472.00)       1975              30 Years
Abington Grove                   Abington, MA               4,316,543.63         (23,064.00)       1968              30 Years
Acacia Creek                     Scottsdale, AZ            42,539,295.69      (4,173,276.18)     1988-1994           30 Years
Acadia Court                     Bloomington, IN            2,646,787.57        (111,619.67)       1985              30 Years
Acadia Court II                  Bloomington, IN            2,588,264.63        (108,332.72)       1986              30 Years
Adams Farm                       Greensboro, NC            32,725,143.62      (2,473,891.70)       1987              30 Years
Alborada                         Freemont, CA              83,552,066.58      (1,514,620.48)       1999              30 Years
Alderwood Park                   Lynnwood, WA              12,318,601.76        (800,507.67)       1982              30 Years
Altamonte                        San Antonio, TX           17,900,351.94      (4,041,221.60)       1985              30 Years
Ambergate (FL)                   W. Palm Beach, FL          2,433,390.47         (24,244.10)       1987              30 Years
Amberidge                        Detroit, MI                1,314,273.18         (55,426.78)       1985              30 Years
Amberton                         Manassas, VA              10,600,441.58      (2,151,156.62)       1986              30 Years
Amberwood (OH)                   Canton, OH                 1,310,102.03         (56,228.90)       1987              30 Years
Amberwood I (FL)                 Jacksonville, FL           1,012,143.55         (43,829.80)       1981              30 Years
Amesbury I                       Columbus, OH               1,471,995.64         (63,742.73)       1986              30 Years
Amesbury II                      Columbus, OH               1,842,165.16         (77,982.01)       1987              30 Years
Amhurst (Tol)                    Toledo, OH                 1,601,902.65         (67,047.01)       1983              30 Years
Amhurst I (OH)                   Dayton, OH                 1,575,623.32         (69,482.05)       1979              30 Years
Amhurst II (OH)                  Dayton, OH                 1,592,359.81         (69,050.94)       1981              30 Years
Andover Court                    Columbus, OH               1,279,102.62         (54,896.73)       1982              30 Years
Annhurst (IN)                    Indianpolis, IN            1,947,092.42         (91,099.37)       1985              30 Years
Annhurst (MD) (REIT)             Belcamp, MD                2,325,740.14                   -       1984              30 Years
Annhurst (PA)                    Pittsburgh, PA             3,084,733.25        (129,116.09)       1984              30 Years
Annhurst II (OH)                 Columbus, OH               1,218,792.90         (51,993.72)       1986              30 Years
Annhurst III (OH)                Columbus, OH               1,347,459.37         (57,726.91)       1988              30 Years
Apple Ridge I                    Columbus, OH               1,408,456.47         (61,578.26)       1987              30 Years
Apple Ridge III                  Columbus, OH                 726,981.99         (30,980.45)       1982              30 Years
Apple Run (MI)                   Jackson, MI                  873,995.55         (37,602.00)       1982              30 Years
Apple Run II (Col)               Columbus, OH                 956,541.05         (43,212.06)       1980              30 Years
Applegate  (Chi)                 Columbus, OH                 110,635.56         (10,046.25)       1981              30 Years
Applegate (Col)                  Bloomington, IN            1,715,328.51         (71,914.60)       1982              30 Years
Applegate (Lor)                  Youngstown, OH               663,430.77         (29,853.16)       1982              30 Years
Applegate I (IN)                 Muncie, IN                 1,404,488.65         (61,210.88)       1984              30 Years
Applegate II (IN)                Muncie, IN                 1,810,266.28         (78,858.83)       1987              30 Years
Applerun (War)                   Youngstown, OH             1,133,574.37         (48,844.82)       1983              30 Years
Applewood I                      Daytona Beach, FL          2,487,518.57        (125,376.48)       1982              30 Years
Aragon Woods                     Indianpolis, IN            1,585,768.94         (70,089.01)       1986              30 Years
Arbor Commons                    Ellington, CT              1,168,649.35          (6,405.00)       1975              30 Years
Arbor Glen                       Pittsfield Twp, MI        11,462,052.00      (1,253,924.36)       1990              30 Years
Arbor Terrace                    Sunnyvale, CA             27,866,574.93      (1,657,730.76)        (W)              30 Years
Arboretum (AZ)                   Tucson, AZ                23,241,186.45      (2,419,207.16)       1987              30 Years
Arboretum (GA)                   Atlanta, GA               21,365,937.13      (1,962,313.20)       1970              30 Years
Arboretum (MA)                   Canton, MA                15,824,515.21      (1,062,108.78)       1989              30 Years
Arbors at Century Center         Memphis, TN               18,344,401.52      (1,513,394.63)     1988/1990           30 Years
Arbors of Brentwood              Nashville, TN             15,046,356.81      (4,121,979.48)       1986              30 Years
Arbors of Hickory Hollow         Nashville, TN              8,912,578.06      (3,017,618.56)       1986              30 Years
Arbors of Las Colinas            Irving, TX                18,335,835.53      (4,385,699.40)      1984/85            30 Years
Ashford Hill                     Columbus, OH               1,930,782.96         (84,302.07)       1986              30 Years
Ashgrove (IN)                    Indianpolis, IN            1,730,921.64         (73,414.03)       1983              30 Years
Ashgrove (KY)                    Louisville, KY             1,708,978.33         (71,834.21)       1984              30 Years
Ashgrove (Mar)                   Battle Creek, MI           1,231,695.29         (52,192.48)       1983              30 Years
Ashgrove (OH)                    Cincinnati, OH             1,613,023.14         (68,727.42)       1983              30 Years
Ashgrove I (MI)                  Detroit, MI                4,036,186.43        (168,688.40)       1985              30 Years
Ashgrove II (MI)                 Detroit, MI                3,094,230.04        (127,719.65)       1987              30 Years
Ashton, The                      Corona Hills, CA          36,443,822.56      (3,755,848.89)       1986              30 Years
Aspen Crossing                   Silver Spring, MD         11,801,440.06        (672,109.12)       1979              30 Years
Astorwood (REIT)                 Stuart, FL                 2,331,488.21                   -       1983              30 Years
Audubon Village                  Tampa, FL                 30,255,793.40      (2,216,011.77)       1990              30 Years
Autumn Cove                      Atlanta, GA                1,862,245.66         (76,368.22)       1985              30 Years
Autumn Creek                     Cordova, TN               11,354,264.76      (1,207,608.73)       1991              30 Years
Auvers Village                   Orlando, FL               33,704,425.81      (2,439,822.24)       1991              30 Years
Avon Place                       Avon,CT                   13,783,053.20         (70,929.00)       1973              30 Years
Balcones Club                    Austin, TX                12,924,781.30      (1,266,572.68)       1984              30 Years
Barrington                       Atlanta, GA                1,473,252.68         (62,559.98)       1984              30 Years
Bay Club                         Phoenix, AZ                8,930,478.36      (2,549,231.81)       1976              30 Years
Bay Ridge                        San Pedro, CA              4,717,707.90        (341,486.53)       1987              30 Years
Bayside                          Lakeland, FL                 797,750.76         (38,988.67)       1982              30 Years
Bayside at the Islands           Gilbert, AZ               19,340,773.08      (1,818,765.32)       1989              30 Years
Beach Club                       Fort Myers, FL            17,499,230.03      (1,330,075.92)       1990              30 Years
Bear Canyon                      Tucson, AZ                13,033,178.99      (1,286,913.92)       1996              30 Years
Beckford Place (IN)              Indianpolis, IN            1,000,554.68         (43,203.83)       1984              30 Years
Beckford Place (Pla)             Parkersburg, OH            1,616,796.41         (68,789.86)       1982              30 Years
Beckford Place (Wap)             Lima, OH                     760,227.48         (33,170.04)       1981              30 Years
Beckford Place I (OH)            Canton, OH                 1,678,114.15         (70,365.49)       1983              30 Years
Beckford Place II (OH)           Canton, OH                 1,701,332.23         (70,801.76)       1985              30 Years





                                                S-1

                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
----------------------------------------------------------------------------------------------------------------------------------
Bel Aire I                            Miami, FL                                        -        188,342.67         1,658,995.16
Bel Aire II                           Miami, FL                                        -        136,416.15         1,201,075.48
Bell Road I & II                      Nashville, TN                                    -      3,100,000.00           950,038.02
Bellevue Meadows                      Bellevue, WA                                     -      4,507,100.00        12,574,814.34
Belmont Crossing                      Riverdale, GA                                    -      1,580,000.00        18,449,044.76
Belmont Landing                       Riverdale, GA                                    -      2,120,000.00        21,651,256.11
Beneva Place                          Sarasota, FL                          8,700,000.00      1,344,000.00         9,665,446.61
Bermuda Cove                          Jacksonville, FL                                 -      1,503,000.00        19,561,895.89
Berry Pines                           Pensacola, FL                                    -        154,085.80         1,357,663.86
Birches, The                          Lima, OH                                966,791.18         94,797.74           835,421.36
Bishop Park                           Winter Park, FL                                  -      2,592,000.00        17,990,435.90
Blue Swan                             San Antonio, TX                                (E)      1,425,500.00         7,591,291.62
Blueberry Hill I                      Orlando, FL                             726,186.14        140,369.75         1,236,710.45
Boulder Creek                         Wilsonville, OR                       8,068,000.00      3,554,400.00        11,481,773.38
Bourbon Square                        Palatine, IL                         26,450,516.85      3,985,300.00        35,870,193.94
Bradford Apartments                   Newington, CT                         1,957,653.00        401,090.83         2,684,223.26
Bramblewood                           San Jose, CA                                     -      5,190,700.00         9,659,184.34
Branchwood                            Orlando, FL                                      -        324,068.53         2,855,396.92
Brandon Court                         Bloomington, IN                       1,403,669.03        170,635.75         1,503,486.89
Brandywine E.                         Lakeland, FL                            587,263.74         88,126.47           776,490.28
Breckinridge                          Lexington, KY                                    -      1,648,300.00        14,845,714.75
Brentwood                             Vancouver, WA                                    -      1,357,221.39        12,202,521.39
Breton Mill                           Houston, TX                                      -        212,820.00         8,547,262.73
Briar Knoll Apts                      Vernon, CT                            6,030,543.84        928,971.99         6,216,966.38
Briarwood (CA)                        Sunnyvale, CA                        13,970,290.58      9,991,500.00        22,265,278.39
Bridford Lakes                        Greensboro, NC                                   -      2,265,314.00        26,886,537.14
Bridge Creek                          Wilsonville, OR                                  -      1,299,890.00        11,690,113.58
Bridgeport                            Raleigh, NC                                      -      1,296,700.00        11,942,278.32
Bridgewater at Wells Crossing         Orange Park, FL                                  -      2,160,000.00        13,347,548.89
Brierwood                             Jacksonville, FL                                 -        551,900.00         4,965,855.71
Brittany Square                       Tulsa, OK                                        -        625,000.00         4,236,497.79
Broadview Oaks (REIT)                 Pensacola, FL                         1,891,098.59        201,000.00         1,809,184.92
Broadway                              Garland, TX                           6,041,173.38      1,443,700.00         7,790,989.43
Brookdale Village                     Naperville, IL                       11,335,000.00      3,276,000.00        16,293,470.97
Brookfield                            Salt Lake City, UT                               -      1,153,000.00         5,682,452.92
Brookridge                            Centreville, VA                                (E)      2,521,500.00        16,003,838.95
Brookside (CO)                        Boulder, CO                                      -      3,600,400.00        10,211,158.98
Brookside (MD)                        Frederick, MD                         8,081,383.10      2,736,000.00         8,162,275.94
Brookside II (MD)                     Frederick, MD                                    -      2,450,800.00         6,913,202.43
Brooksyde Apts                        West Hartford, CT                     1,937,190.00        594,711.19         3,979,990.28
Brunswick (OH) (REIT)                 Cortland, OH                                     -        190,000.00         1,713,388.64
Brunswick I (WV)                      Pittsburgh, PA                        1,665,619.99        241,739.37         2,129,979.31
Brunswick II (WV)                     Pittsburgh, WV                        1,262,277.35        202,928.23         1,788,318.88
Burgundy Studios                      Middletown, CT                        1,821,650.00        395,238.20         2,645,055.68
Burwick Farms                         Howell, MI                            8,631,222.18      1,104,600.00         9,932,206.94
Calais                                Dallas, TX                                       -      1,118,900.00        10,070,076.01
California Gardens                    Jacksonville, FL                                 -        105,528.18           929,869.29
Cambridge at Hickory Hollow           Nashville, TN                                  (S)      3,240,800.00        17,900,032.88
Cambridge Commons I                   Indianapolis, IN                                 -        179,139.19         1,578,077.45
Cambridge Commons II                  Indianapolis, IN                        876,202.53        141,845.25         1,249,511.25
Cambridge Commons III                 Indianapolis, IN                                 -         98,124.94           864,737.63
Cambridge Estates                     Norwich,CT                                       -        590,184.84         3,949,698.55
Cambridge Village                     Lewisville, TX                                   -        801,300.00         8,762,606.48
Camden Way I                          Jacksonville, GA                        911,189.72        109,239.56           962,619.61
Camden Way II                         Jacksonville, GA                                 -        105,552.14           930,029.36
Camellero                             Scottsdale, AZ                       11,456,678.96      1,924,900.00        17,324,592.87
Camellia Court (OH)                   Columbus, OH                            555,203.85         68,583.82           604,444.24
Camellia Court I (Col)                Columbus, OH                                     -        133,058.78         1,172,392.84
Camellia Court I (Day)                Dayton, OH                            1,083,691.31        131,858.32         1,162,065.53
Camellia Court II (Col)               Columbus, OH                            934,650.59        118,420.87         1,043,416.87
Camellia Court II (Day)               Dayton, OH                                       -        131,570.85         1,159,282.59
Candlelight I                         Tampa, FL                               598,481.70        105,000.27           925,166.77
Candlelight II                        Tampa, FL                               592,543.92         95,061.25           837,593.20
Canterbury                            Germantown, MD                       31,363,910.50      2,781,300.00        26,711,250.66
Canterbury Crossings                  Orlando, FL                                      -        273,670.75         2,411,537.51
Canterchase                           Nashville, TN                         5,559,460.33        863,600.00         7,762,804.13
Canyon Creek (AZ)                     Tucson, AZ                                       -        834,413.00         6,083,046.73
Canyon Crest                          Santa Clarita, CA                                -      2,370,000.00        10,141,878.44
Canyon Crest Views                    Riverside, CA                                    -      1,744,640.00        17,397,193.87
Canyon Ridge                          San Diego, CA                                    -      4,869,448.00        11,955,063.50
Canyon Sands                          Phoenix, AZ                                      -      1,492,750.00        13,377,478.30
Capital Ridge (REIT)                  Tallahassee, FL                       1,273,526.99        177,900.00         1,601,157.16
Cardinal, The                         Greensboro, NC                        7,240,510.64      1,281,200.00        11,850,556.68
Carleton Court (PA)                   Erie, PA                                         -        128,528.46         1,132,675.80
Carleton Court (WV)                   Charleston, WV                        1,316,591.19        196,222.37         1,728,932.91
Carmel Terrace                        San Diego, CA                                    -      2,288,300.00        20,596,280.88
Carolina Crossing                     Greenville, SC                                   -        550,200.00         4,949,618.55
Carriage Hill                         Macon, GA                                        -        131,910.67         1,162,576.76
Carriage Homes at Wyndham             Glen Allen, VA                                   -      1,736,000.00        27,476,005.88
Casa Capricorn                        San Diego, CA                                    -      1,262,700.00        11,365,093.09



                                                                     COST CAPITALIZED
                                                                        SUBSEQUENT TO                    GROSS AMOUNT CARRIED
                                                                          ACQUISITION                         AT CLOSE OF
                   DESCRIPTION                                       (IMPROVEMENTS, NET) (H)               PERIOD 12/31/00
---------------------------------------------------------------------------------------------------------------------------------
                                                                          BUILDING &                                BUILDING &
APARTMENT NAME                        LOCATION                  LAND        FIXTURES                 LAND           FIXTURES (A)
---------------------------------------------------------------------------------------------------------------------------------
Bel Aire I                            Miami, FL                  -          29,573.18              188,342.67       1,688,568.34
Bel Aire II                           Miami, FL                  -          22,457.59              136,416.15       1,223,533.07
Bell Road I & II                      Nashville, TN              -                  -            3,100,000.00         950,038.02
Bellevue Meadows                      Bellevue, WA               -         157,309.04            4,507,100.00      12,732,123.38
Belmont Crossing                      Riverdale, GA              -         205,410.09            1,580,000.00      18,654,454.85
Belmont Landing                       Riverdale, GA              -         326,455.16            2,120,000.00      21,977,711.27
Beneva Place                          Sarasota, FL               -         217,140.84            1,344,000.00       9,882,587.45
Bermuda Cove                          Jacksonville, FL           -         328,889.33            1,503,000.00      19,890,785.22
Berry Pines                           Pensacola, FL              -          72,748.42              154,085.80       1,430,412.28
Birches, The                          Lima, OH                   -          10,051.98               94,797.74         845,473.34
Bishop Park                           Winter Park, FL            -       1,416,137.29            2,592,000.00      19,406,573.19
Blue Swan                             San Antonio, TX            -         561,584.99            1,425,500.00       8,152,876.61
Blueberry Hill I                      Orlando, FL                -          39,485.48              140,369.75       1,276,195.93
Boulder Creek                         Wilsonville, OR            -         620,051.64            3,554,400.00      12,101,825.02
Bourbon Square                        Palatine, IL               -       5,752,954.33            3,985,300.00      41,623,148.27
Bradford Apartments                   Newington, CT              -           8,502.21              401,090.83       2,692,725.47
Bramblewood                           San Jose, CA               -         184,808.88            5,190,700.00       9,843,993.22
Branchwood                            Orlando, FL                -          49,896.13              324,068.53       2,905,293.05
Brandon Court                         Bloomington, IN            -          35,022.50              170,635.75       1,538,509.39
Brandywine E.                         Lakeland, FL               -          15,282.97               88,126.47         791,773.25
Breckinridge                          Lexington, KY              -         572,022.19            1,648,300.00      15,417,736.94
Brentwood                             Vancouver, WA              -         993,609.69            1,357,221.39      13,196,131.08
Breton Mill                           Houston, TX                -         850,076.47              212,820.00       9,397,339.20
Briar Knoll Apts                      Vernon, CT                 -           3,842.66              928,971.99       6,220,809.04
Briarwood (CA)                        Sunnyvale, CA              -         128,970.02            9,991,500.00      22,394,248.41
Bridford Lakes                        Greensboro, NC             -          26,960.24            2,265,314.00      26,913,497.38
Bridge Creek                          Wilsonville, OR            -       1,688,910.56            1,299,890.00      13,379,024.14
Bridgeport                            Raleigh, NC                -         424,406.05            1,296,700.00      12,366,684.37
Bridgewater at Wells Crossing         Orange Park, FL            -         257,622.11            2,160,000.00      13,605,171.00
Brierwood                             Jacksonville, FL           -         936,718.99              551,900.00       5,902,574.70
Brittany Square                       Tulsa, OK                  -         854,712.15              625,000.00       5,091,209.94
Broadview Oaks (REIT)                 Pensacola, FL              -                  -              201,000.00       1,809,184.92
Broadway                              Garland, TX                -         755,844.52            1,443,700.00       8,546,833.95
Brookdale Village                     Naperville, IL             -         235,198.54            3,276,000.00      16,528,669.51
Brookfield                            Salt Lake City, UT         -         280,708.45            1,153,000.00       5,963,161.37
Brookridge                            Centreville, VA            -         490,569.62            2,521,500.00      16,494,408.57
Brookside (CO)                        Boulder, CO                -         138,825.79            3,600,400.00      10,349,984.77
Brookside (MD)                        Frederick, MD              -         111,649.55            2,736,000.00       8,273,925.49
Brookside II (MD)                     Frederick, MD              -         570,852.10            2,450,800.00       7,484,054.53
Brooksyde Apts                        West Hartford, CT          -           9,446.93              594,711.19       3,989,437.21
Brunswick (OH) (REIT)                 Cortland, OH               -           2,160.74              190,000.00       1,715,549.38
Brunswick I (WV)                      Pittsburgh, PA             -          67,502.58              241,739.37       2,197,481.89
Brunswick II (WV)                     Pittsburgh, WV             -          37,583.56              202,928.23       1,825,902.44
Burgundy Studios                      Middletown, CT             -           9,893.53              395,238.20       2,654,949.21
Burwick Farms                         Howell, MI                 -         375,902.30            1,104,600.00      10,308,109.24
Calais                                Dallas, TX                 -         607,731.63            1,118,900.00      10,677,807.64
California Gardens                    Jacksonville, FL           -          57,417.20              105,528.18         987,286.49
Cambridge at Hickory Hollow           Nashville, TN              -         310,808.47            3,240,800.00      18,210,841.35
Cambridge Commons I                   Indianapolis, IN           -         171,898.18              179,139.19       1,749,975.63
Cambridge Commons II                  Indianapolis, IN           -         107,609.05              141,845.25       1,357,120.30
Cambridge Commons III                 Indianapolis, IN           -         104,782.13               98,124.94         969,519.76
Cambridge Estates                     Norwich,CT                 -           6,491.37              590,184.84       3,956,189.92
Cambridge Village                     Lewisville, TX             -         565,640.53              801,300.00       9,328,247.01
Camden Way I                          Jacksonville, GA           -          67,251.50              109,239.56       1,029,871.11
Camden Way II                         Jacksonville, GA           -          37,235.79              105,552.14         967,265.15
Camellero                             Scottsdale, AZ             -       3,268,875.56            1,924,900.00      20,593,468.43
Camellia Court (OH)                   Columbus, OH               -          15,154.50               68,583.82         619,598.74
Camellia Court I (Col)                Columbus, OH               -          73,773.60              133,058.78       1,246,166.44
Camellia Court I (Day)                Dayton, OH                 -          61,774.54              131,858.32       1,223,840.07
Camellia Court II (Col)               Columbus, OH               -          52,072.28              118,420.87       1,095,489.15
Camellia Court II (Day)               Dayton, OH                 -          27,341.51              131,570.85       1,186,624.10
Candlelight I                         Tampa, FL                  -          19,327.57              105,000.27         944,494.34
Candlelight II                        Tampa, FL                  -          57,485.69               95,061.25         895,078.89
Canterbury                            Germantown, MD             -       3,231,730.03            2,781,300.00      29,942,980.69
Canterbury Crossings                  Orlando, FL                -          39,726.65              273,670.75       2,451,264.16
Canterchase                           Nashville, TN              -         614,846.20              863,600.00       8,377,650.33
Canyon Creek (AZ)                     Tucson, AZ                 -         442,630.37              834,413.00       6,525,677.10
Canyon Crest                          Santa Clarita, CA          -         375,117.46            2,370,000.00      10,516,995.90
Canyon Crest Views                    Riverside, CA              -         347,810.19            1,744,640.00      17,745,004.06
Canyon Ridge                          San Diego, CA              -         239,119.01            4,869,448.00      12,194,182.51
Canyon Sands                          Phoenix, AZ                -       1,219,970.12            1,492,750.00      14,597,448.42
Capital Ridge (REIT)                  Tallahassee, FL            -                  -              177,900.00       1,601,157.16
Cardinal, The                         Greensboro, NC             -         271,538.80            1,281,200.00      12,122,095.48
Carleton Court (PA)                   Erie, PA                   -          20,680.42              128,528.46       1,153,356.22
Carleton Court (WV)                   Charleston, WV             -          53,050.52              196,222.37       1,781,983.43
Carmel Terrace                        San Diego, CA              -         617,613.58            2,288,300.00      21,213,894.46
Carolina Crossing                     Greenville, SC             -         289,178.86              550,200.00       5,238,797.41
Carriage Hill                         Macon, GA                  -          26,123.87              131,910.67       1,188,700.63
Carriage Homes at Wyndham             Glen Allen, VA             -          67,267.50            1,736,000.00      27,543,273.38
Casa Capricorn                        San Diego, CA              -         503,184.07            1,262,700.00      11,868,277.16





                                                                                                                     LIFE USED TO
                   DESCRIPTION                                                                                         COMPUTE
-----------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                 ACCUMULATED         DATE OF        LATEST INCOME
APARTMENT NAME                        LOCATION                   TOTAL (B)        DEPRECIATION     CONSTRUCTION      STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Bel Aire I                            Miami, FL              1,876,911.01         (79,257.81)          1985             30 Years
Bel Aire II                           Miami, FL              1,359,949.22         (57,348.69)          1986             30 Years
Bell Road I & II                      Nashville, TN          4,050,038.02                   -           (P)             30 Years
Bellevue Meadows                      Bellevue, WA          17,239,223.38      (1,157,780.04)          1983             30 Years
Belmont Crossing                      Riverdale, GA         20,234,454.85      (1,519,011.70)          1988             30 Years
Belmont Landing                       Riverdale, GA         24,097,711.27      (1,804,625.48)          1988             30 Years
Beneva Place                          Sarasota, FL          11,226,587.45        (822,505.89)          1986             30 Years
Bermuda Cove                          Jacksonville, FL      21,393,785.22      (1,629,530.54)          1989             30 Years
Berry Pines                           Pensacola, FL          1,584,498.08         (73,565.10)          1985             30 Years
Birches, The                          Lima, OH                 940,271.08         (41,598.96)          1977             30 Years
Bishop Park                           Winter Park, FL       21,998,573.19      (1,646,054.60)          1991             30 Years
Blue Swan                             San Antonio, TX        9,578,376.61      (1,082,488.15)        1985-1994          30 Years
Blueberry Hill I                      Orlando, FL            1,416,565.68         (62,354.82)          1986             30 Years
Boulder Creek                         Wilsonville, OR       15,656,225.02      (1,780,880.86)          1991             30 Years
Bourbon Square                        Palatine, IL          45,608,448.27     (11,373,690.70)         1984-87           30 Years
Bradford Apartments                   Newington, CT          3,093,816.30         (16,690.00)          1964             30 Years
Bramblewood                           San Jose, CA          15,034,693.22        (890,062.95)          1986             30 Years
Branchwood                            Orlando, FL            3,229,361.58        (136,157.83)          1981             30 Years
Brandon Court                         Bloomington, IN        1,709,145.14         (73,370.43)          1984             30 Years
Brandywine E.                         Lakeland, FL             879,899.72         (37,718.23)          1981             30 Years
Breckinridge                          Lexington, KY         17,066,036.94      (1,896,926.24)        1986-1987          30 Years
Brentwood                             Vancouver, WA         14,553,352.47      (3,037,941.09)          1990             30 Years
Breton Mill                           Houston, TX            9,610,159.20      (2,573,400.39)          1986             30 Years
Briar Knoll Apts                      Vernon, CT             7,149,781.03         (38,705.00)          1986             30 Years
Briarwood (CA)                        Sunnyvale, CA         32,385,748.41      (1,893,716.08)          1985             30 Years
Bridford Lakes                        Greensboro, NC        29,178,811.38      (2,201,878.00)          1999             30 Years
Bridge Creek                          Wilsonville, OR       14,678,914.14      (3,729,832.74)          1987             30 Years
Bridgeport                            Raleigh, NC           13,663,384.37      (3,193,589.90)          1990             30 Years
Bridgewater at Wells Crossing         Orange Park, FL       15,765,171.00        (529,682.09)          1986             30 Years
Brierwood                             Jacksonville, FL       6,454,474.70      (1,187,572.04)          1974             30 Years
Brittany Square                       Tulsa, OK              5,716,209.94      (2,932,065.41)          1982             30 Years
Broadview Oaks (REIT)                 Pensacola, FL          2,010,184.92                   -          1985             30 Years
Broadway                              Garland, TX            9,990,533.95        (896,950.76)          1983             30 Years
Brookdale Village                     Naperville, IL        19,804,669.51        (896,289.40)          1986             30 Years
Brookfield                            Salt Lake City, UT     7,116,161.37        (765,378.68)          1985             30 Years
Brookridge                            Centreville, VA       19,015,908.57      (1,950,334.75)          1989             30 Years
Brookside (CO)                        Boulder, CO           13,950,384.77        (959,124.03)          1993             30 Years
Brookside (MD)                        Frederick, MD         11,009,925.49        (538,483.48)          1993             30 Years
Brookside II (MD)                     Frederick, MD          9,934,854.53        (769,834.67)          1979             30 Years
Brooksyde Apts                        West Hartford, CT      4,584,148.40         (24,333.00)          1945             30 Years
Brunswick (OH) (REIT)                 Cortland, OH           1,905,549.38         (10,145.76)          1985             30 Years
Brunswick I (WV)                      Pittsburgh, PA         2,439,221.26        (105,239.95)          1986             30 Years
Brunswick II (WV)                     Pittsburgh, WV         2,028,830.67         (86,586.07)          1987             30 Years
Burgundy Studios                      Middletown, CT         3,050,187.41         (17,528.00)          1973             30 Years
Burwick Farms                         Howell, MI            11,412,709.24      (1,309,182.56)          1991             30 Years
Calais                                Dallas, TX            11,796,707.64      (1,513,245.78)          1986             30 Years
California Gardens                    Jacksonville, FL       1,092,814.67         (50,782.17)          1987             30 Years
Cambridge at Hickory Hollow           Nashville, TN         21,451,641.35      (2,227,882.85)          1997             30 Years
Cambridge Commons I                   Indianapolis, IN       1,929,114.82         (93,398.98)          1986             30 Years
Cambridge Commons II                  Indianapolis, IN       1,498,965.55         (73,724.08)          1987             30 Years
Cambridge Commons III                 Indianapolis, IN       1,067,644.70         (53,951.54)          1988             30 Years
Cambridge Estates                     Norwich,CT             4,546,374.76         (24,498.00)          1977             30 Years
Cambridge Village                     Lewisville, TX        10,129,547.01      (1,273,812.48)          1987             30 Years
Camden Way I                          Jacksonville, GA       1,139,110.67         (52,346.50)          1985             30 Years
Camden Way II                         Jacksonville, GA       1,072,817.29         (47,710.05)          1986             30 Years
Camellero                             Scottsdale, AZ        22,518,368.43      (4,483,047.10)          1979             30 Years
Camellia Court (OH)                   Columbus, OH             688,182.56         (31,109.93)          1981             30 Years
Camellia Court I (Col)                Columbus, OH           1,379,225.22         (62,064.93)          1981             30 Years
Camellia Court I (Day)                Dayton, OH             1,355,698.39         (60,078.80)          1981             30 Years
Camellia Court II (Col)               Columbus, OH           1,213,910.02         (52,032.22)          1984             30 Years
Camellia Court II (Day)               Dayton, OH             1,318,194.95         (56,268.44)          1982             30 Years
Candlelight I                         Tampa, FL              1,049,494.61         (45,765.82)          1982             30 Years
Candlelight II                        Tampa, FL                990,140.14         (45,201.06)          1985             30 Years
Canterbury                            Germantown, MD        32,724,280.69      (6,732,707.68)          1986             30 Years
Canterbury Crossings                  Orlando, FL            2,724,934.91        (111,160.54)          1983             30 Years
Canterchase                           Nashville, TN          9,241,250.33      (1,577,593.62)          1985             30 Years
Canyon Creek (AZ)                     Tucson, AZ             7,360,090.10      (1,896,031.03)          1986             30 Years
Canyon Crest                          Santa Clarita, CA     12,886,995.90        (633,599.80)          1993             30 Years
Canyon Crest Views                    Riverside, CA         19,489,644.06      (1,940,761.19)        1982-1983          30 Years
Canyon Ridge                          San Diego, CA         17,063,630.51      (1,360,883.67)          1989             30 Years
Canyon Sands                          Phoenix, AZ           16,090,198.42      (2,780,147.59)          1983             30 Years
Capital Ridge (REIT)                  Tallahassee, FL        1,779,057.16                   -          1983             30 Years
Cardinal, The                         Greensboro, NC        13,403,295.48      (1,703,611.06)          1994             30 Years
Carleton Court (PA)                   Erie, PA               1,281,884.68         (55,841.37)          1985             30 Years
Carleton Court (WV)                   Charleston, WV         1,978,205.80         (83,853.70)          1985             30 Years
Carmel Terrace                        San Diego, CA         23,502,194.46      (4,765,778.74)         1988-89           30 Years
Carolina Crossing                     Greenville, SC         5,788,997.41        (693,797.08)         1988-89           30 Years
Carriage Hill                         Macon, GA              1,320,611.30         (57,112.69)          1985             30 Years
Carriage Homes at Wyndham             Glen Allen, VA        29,279,273.38      (2,156,764.85)          1999             30 Years
Casa Capricorn                        San Diego, CA         13,130,977.16      (1,896,914.67)          1981             30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
---------------------------------------------------------------------------------------------------------------------------------
Casa Ruiz                             San Diego, CA                                    -      3,922,400.00         9,389,153.21
Cascade at Landmark                   Alexandria, VA                                   -      3,603,400.00        19,657,553.75
Catalina Shores                       Las Vegas, NV                                    -      1,227,000.00        11,042,866.93
Catalina Shores (WRP)                 Las Vegas, NV                                    -      1,427,200.00        12,844,277.03
Cedar Crest                           Overland Park, KS                    13,539,238.59      2,160,700.00        19,424,617.27
Cedar Glen                            Reading, MA                           5,550,094.27      1,248,505.45         8,355,382.60
Cedar Hill                            Knoxville, TN                         1,439,005.39        204,792.35         1,804,443.80
Cedar Ridge (TX)                      Arlington, TX                         3,470,934.10        608,600.00         4,234,415.24
Cedargate (GA)                        Atlanta, GA                                      -        205,043.45         1,806,656.21
Cedargate (MI)                        Southbend, IN                           789,064.59        120,378.15         1,060,662.66
Cedargate (She)                       Louisville, KY                        1,187,181.55        158,685.33         1,398,040.66
Cedargate I (Cla)                     Dayton, OH                            1,221,976.86        159,599.20         1,406,492.86
Cedargate I (IN)                      Bloomington, IN                                  -        191,650.35         1,688,648.45
Cedargate I (KY)                      Louisville, KY                                   -        165,396.51         1,457,173.52
Cedargate I (OH)                      Columbus, OH                          2,234,188.71        240,586.83         2,119,432.15
Cedargate II (IN)                     Bloomington, IN                       1,087,610.62        165,040.72         1,454,188.64
Cedargate II (KY)                     Louisville, KY                        1,154,015.58        140,895.00         1,241,438.52
Cedargate II (OH)                     Columbus, OH                            697,750.15         87,618.08           771,911.76
Cedars, The                           Charlotte, NC                                    -      2,028,179.00        18,225,424.24
Cedarwood (OH)                        Parkersburg, OH                         419,727.60         23,915.92           210,725.35
Cedarwood I (Bel)                     Parkersburg, OH                                  -         82,081.62           722,449.49
Cedarwood I (FL)                      Ocala, FL                               730,215.20        119,469.60         1,052,657.37
Cedarwood I (IN)                      Elkhart, IN                           1,908,607.47        251,744.93         2,218,126.20
Cedarwood I (KY)                      Lexington, KY                                    -        106,680.72           939,874.44
Cedarwood II (FL)                     Ocala, FL                               555,203.85         98,372.48           866,768.77
Cedarwood II (KY)                     Lexington, KY                           986,980.66        106,724.20           940,356.51
Cedarwood III (KY)                    Lexington, KY                           836,624.03        102,491.11           902,659.39
Celebration Westchase                 Houston, TX                                      -      2,204,690.00         6,667,959.73
Centre Club                           Ontario, CA                                      -      7,436,000.00        23,492,566.83
Centre Lake III                       Miami, FL                             4,664,350.73        685,601.35         6,039,979.05
Champion Oaks                         Houston, TX                           6,344,248.93        931,900.00         8,389,393.77
Champions Club                        Glen Allen, VA                                   -        954,000.00        12,417,167.33
Chandler Court                        Chandler, AZ                                     -      1,353,100.00        12,175,172.59
Chantecleer Lakes                     Naperville, IL                                 (E)      6,689,400.00        16,332,279.04
Chaparral                             Largo, FL                                        -        303,099.55         6,261,337.96
Chardonnay Park                       Redmond, WA                           3,387,191.16      1,297,500.00         6,709,092.62
Charing Cross                         Toledo, OH                              790,144.73        154,584.44         1,362,057.38
Charter Club                          Everett, WA                                      -      1,001,100.00         9,012,304.67
Chartwell Court                       Houston, TX                                      -      1,215,700.00        12,801,855.12
Chatelaine Park                       Duluth, GA                                       -      1,818,000.00        24,489,671.38
Chatham Wood                          High Point, NC                                   -        700,000.00         8,311,883.72
Chelsea Court                         Cleveland, OH                                    -        145,835.23         1,284,967.32
Chelsea Square                        Redmond, WA                                      -      3,397,100.00         9,289,074.04
Cherry Creek I,II,&III (TN)           Hermitage, TN                                    -      2,942,345.09        45,719,244.89
Cherry Glen I                         Indianapolis, IN                      3,132,073.76        335,595.73         2,957,360.11
Cherry Hill                           Seattle, WA                                      -        700,100.00         6,300,112.11
Cherry Tree                           Baltimore, MD                                    -        352,002.83         3,101,016.51
Chestnut Glen                         Abington, MA                          7,202,981.42      1,178,964.91         7,889,995.96
Chestnut Hills                        Tacoma, WA                                       -        756,300.00         6,806,634.86
Chicksaw Crossing                     Orlando, FL                          11,698,916.38      2,044,000.00        12,366,832.33
Chimneys                              Charlotte, NC                                    -        907,100.00         8,154,673.96
Cierra Crest                          Denver, CO                           21,906,581.51      4,803,100.00        34,894,897.55
Cimarron Ridge                        Denver, CO                                       -      1,591,100.00        14,320,031.12
Claire Point                          Jacksonville, FL                                 -      2,048,000.00        14,649,393.06
Clarion                               Decatur, GA                                      -      1,504,300.00        13,537,919.35
Clarys Crossing                       Columbia, MD                                     -        891,000.00        15,489,720.93
Classic, The                          Stamford, CT                                     -      2,883,500.00        19,928,775.70
Clearlake Pines II                    Melbourne, FL                           880,893.31        119,279.73         1,050,834.38
Clearview I                           Indianapolis, IN                         12,735.41        182,205.53         1,605,429.32
Clearview II                          Indianapolis, IN                                 -        226,963.05         1,999,791.79
Clearwater                            Cleveland, OH                         1,026,844.61        128,303.10         1,130,691.12
Cloisters on the Green                Lexington, KY                                    -        187,074.00         1,746,721.00
Club at Tanasbourne                   Hillsboro, OR                        10,639,745.50      3,521,300.00        16,257,934.39
Club at the Green                     Beaverton, OR                                    -      2,030,950.00        12,616,747.23
Coach Lantern                         Scarborough, ME                                  -        452,900.00         4,405,723.00
Coachlight Village                    Agawam, MA                            2,096,516.00        501,725.60         3,357,702.09
Coachman Trails                       Plymouth, MN                          6,423,934.20      1,227,000.00         9,518,380.81
Coconut Palm Club                     Coconut Creek, GA                                -      3,001,700.00        17,678,928.33
Colinas Pointe                        Denver, CO                                     (E)      1,587,400.00        14,285,902.00
Collier Ridge                         Atlanta, GA                                      -      5,100,000.00        20,425,822.03
Colonial Village                      Plainville,CT                         3,584,186.00        693,575.43         4,641,620.16
Colony Place                          Fort Myers, FL                                   -      1,500,000.00        20,920,274.21
Colony Woods                          Birmingham, AL                                   -      1,657,300.00        21,787,685.65
Concord Square                        Cincinnati, OH                                   -        121,508.51         1,070,622.37
Concord Square (IN)                   Kokomo, IN                                       -        123,246.64         1,085,962.20
Concord Square I (OH)                 Mansfield, OH                         1,221,962.25        164,124.19         1,446,312.98
Conway Court                          Roslindale, MA                          488,048.18        101,451.21           678,942.72
Conway Station                        Orlando, FL                                      -      1,936,000.00        10,852,858.15
Copper Canyon                         Denver, CO                                       -      1,443,000.00        16,251,113.68
Copper Creek                          Phoenix, AZ                                      -      1,017,400.00         9,148,067.60





                                                                   COST CAPITALIZED
                                                                    SUBSEQUENT TO                           GROSS AMOUNT CARRIED
                                                                      ACQUISITION                               AT CLOSE OF
                   DESCRIPTION                                   (IMPROVEMENTS, NET) (H)                      PERIOD 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            BUILDING &                                BUILDING &
APARTMENT NAME                        LOCATION                    LAND        FIXTURES                    LAND        FIXTURES (A)
-----------------------------------------------------------------------------------------------------------------------------------
Casa Ruiz                             San Diego, CA                -         408,273.40            3,922,400.00       9,797,426.61
Cascade at Landmark                   Alexandria, VA               -         615,831.65            3,603,400.00      20,273,385.40
Catalina Shores                       Las Vegas, NV                -         699,592.54            1,227,000.00      11,742,459.47
Catalina Shores (WRP)                 Las Vegas, NV                -         234,783.72            1,427,200.00      13,079,060.75
Cedar Crest                           Overland Park, KS            -       1,930,152.34            2,160,700.00      21,354,769.61
Cedar Glen                            Reading, MA                  -          25,571.34            1,248,505.45       8,380,953.94
Cedar Hill                            Knoxville, TN                -          42,808.46              204,792.35       1,847,252.26
Cedar Ridge (TX)                      Arlington, TX                -         108,541.93              608,600.00       4,342,957.17
Cedargate (GA)                        Atlanta, GA                  -          18,350.20              205,043.45       1,825,006.41
Cedargate (MI)                        Southbend, IN                -          18,577.65              120,378.15       1,079,240.31
Cedargate (She)                       Louisville, KY               -          34,716.75              158,685.33       1,432,757.41
Cedargate I (Cla)                     Dayton, OH                   -          39,224.65              159,599.20       1,445,717.51
Cedargate I (IN)                      Bloomington, IN              -          36,917.24              191,650.35       1,725,565.69
Cedargate I (KY)                      Louisville, KY               -          35,570.62              165,396.51       1,492,744.14
Cedargate I (OH)                      Columbus, OH                 -          58,145.00              240,586.83       2,177,577.15
Cedargate II (IN)                     Bloomington, IN              -          31,579.82              165,040.72       1,485,768.46
Cedargate II (KY)                     Louisville, KY               -          29,995.88              140,895.00       1,271,434.40
Cedargate II (OH)                     Columbus, OH                 -          61,004.46               87,618.08         832,916.22
Cedars, The                           Charlotte, NC                -         591,956.18            2,028,179.00      18,817,380.42
Cedarwood (OH)                        Parkersburg, OH              -          17,098.50               23,915.92         227,823.85
Cedarwood I (Bel)                     Parkersburg, OH              -          19,718.93               82,081.62         742,168.42
Cedarwood I (FL)                      Ocala, FL                    -          36,061.05              119,469.60       1,088,718.42
Cedarwood I (IN)                      Elkhart, IN                  -          70,534.05              251,744.93       2,288,660.25
Cedarwood I (KY)                      Lexington, KY                -          40,053.43              106,680.72         979,927.87
Cedarwood II (FL)                     Ocala, FL                    -          18,255.67               98,372.48         885,024.44
Cedarwood II (KY)                     Lexington, KY                -          21,923.41              106,724.20         962,279.92
Cedarwood III (KY)                    Lexington, KY                -          32,181.21              102,491.11         934,840.60
Celebration Westchase                 Houston, TX                  -       1,157,983.47            2,204,690.00       7,825,943.20
Centre Club                           Ontario, CA                  -          16,435.85            7,436,000.00      23,509,002.68
Centre Lake III                       Miami, FL                    -          71,800.08              685,601.35       6,111,779.13
Champion Oaks                         Houston, TX                  -         796,949.58              931,900.00       9,186,343.35
Champions Club                        Glen Allen, VA               -         375,582.25              954,000.00      12,792,749.58
Chandler Court                        Chandler, AZ                 -       1,493,522.43            1,353,100.00      13,668,695.02
Chantecleer Lakes                     Naperville, IL               -         557,358.98            6,689,400.00      16,889,638.02
Chaparral                             Largo, FL                    -       3,326,216.56              303,099.55       9,587,554.52
Chardonnay Park                       Redmond, WA                  -         274,756.08            1,297,500.00       6,983,848.70
Charing Cross                         Toledo, OH                   -           8,311.08              154,584.44       1,370,368.46
Charter Club                          Everett, WA                  -         383,651.80            1,001,100.00       9,395,956.47
Chartwell Court                       Houston, TX                  -         218,648.56            1,215,700.00      13,020,503.68
Chatelaine Park                       Duluth, GA                   -         195,945.35            1,818,000.00      24,685,616.73
Chatham Wood                          High Point, NC               -         208,077.16              700,000.00       8,519,960.88
Chelsea Court                         Cleveland, OH                -          22,789.81              145,835.23       1,307,757.13
Chelsea Square                        Redmond, WA                  -         123,252.55            3,397,100.00       9,412,326.59
Cherry Creek I,II,&III (TN)           Hermitage, TN                -         151,605.34            2,942,345.09      45,870,850.23
Cherry Glen I                         Indianapolis, IN             -         169,076.79              335,595.73       3,126,436.90
Cherry Hill                           Seattle, WA                  -         142,641.00              700,100.00       6,442,753.11
Cherry Tree                           Baltimore, MD                -         122,441.51              352,002.83       3,223,458.02
Chestnut Glen                         Abington, MA                 -           9,692.16            1,178,964.91       7,899,688.12
Chestnut Hills                        Tacoma, WA                   -         311,039.26              756,300.00       7,117,674.12
Chicksaw Crossing                     Orlando, FL                  -         218,389.39            2,044,000.00      12,585,221.72
Chimneys                              Charlotte, NC                -         511,002.88              907,100.00       8,665,676.84
Cierra Crest                          Denver, CO                   -         333,103.85            4,803,100.00      35,228,001.40
Cimarron Ridge                        Denver, CO                   -       1,083,900.26            1,591,100.00      15,403,931.38
Claire Point                          Jacksonville, FL             -         395,649.99            2,048,000.00      15,045,043.05
Clarion                               Decatur, GA                  -         229,495.31            1,504,300.00      13,767,414.66
Clarys Crossing                       Columbia, MD                 -         277,547.30              891,000.00      15,767,268.23
Classic, The                          Stamford, CT                 -         747,631.02            2,883,500.00      20,676,406.72
Clearlake Pines II                    Melbourne, FL                -          45,853.03              119,279.73       1,096,687.41
Clearview I                           Indianapolis, IN             -          58,260.38              182,205.53       1,663,689.70
Clearview II                          Indianapolis, IN             -          46,434.52              226,963.05       2,046,226.31
Clearwater                            Cleveland, OH                -          27,288.50              128,303.10       1,157,979.62
Cloisters on the Green                Lexington, KY                -       2,461,210.20              187,074.00       4,207,931.20
Club at Tanasbourne                   Hillsboro, OR                -       1,235,718.27            3,521,300.00      17,493,652.66
Club at the Green                     Beaverton, OR                -         697,289.35            2,030,950.00      13,314,036.58
Coach Lantern                         Scarborough, ME              -         225,678.05              452,900.00       4,631,401.05
Coachlight Village                    Agawam, MA                   -           2,685.20              501,725.60       3,360,387.29
Coachman Trails                       Plymouth, MN                 -         351,378.45            1,227,000.00       9,869,759.26
Coconut Palm Club                     Coconut Creek, GA            -         429,165.30            3,001,700.00      18,108,093.63
Colinas Pointe                        Denver, CO                   -         374,699.66            1,587,400.00      14,660,601.66
Collier Ridge                         Atlanta, GA                  -       1,223,125.32            5,100,000.00      21,648,947.35
Colonial Village                      Plainville,CT                -           5,122.06              693,575.43       4,646,742.22
Colony Place                          Fort Myers, FL               -         291,861.31            1,500,000.00      21,212,135.52
Colony Woods                          Birmingham, AL               -         200,607.63            1,657,300.00      21,988,293.28
Concord Square                        Cincinnati, OH               -          33,581.82              121,508.51       1,104,204.19
Concord Square (IN)                   Kokomo, IN                   -          21,263.26              123,246.64       1,107,225.46
Concord Square I (OH)                 Mansfield, OH                -          57,113.00              164,124.19       1,503,425.98
Conway Court                          Roslindale, MA               -           2,028.98              101,451.21         680,971.70
Conway Station                        Orlando, FL                  -         212,815.27            1,936,000.00      11,065,673.42
Copper Canyon                         Denver, CO                   -          41,515.65            1,443,000.00      16,292,629.33
Copper Creek                          Phoenix, AZ                  -         433,569.62            1,017,400.00       9,581,637.22






                                                                                                                   LIFE USED TO
                   DESCRIPTION                                                                                        COMPUTE
----------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                               ACCUMULATED         DATE OF         LATEST INCOME
APARTMENT NAME                  LOCATION                       TOTAL (B)        DEPRECIATION     CONSTRUCTION       STATEMENT (C)
---------------------------------------------------------------------------------------------------------------------------------
Casa Ruiz                       San Diego, CA             13,719,826.61      (1,244,111.28)        1976-1986          30 Years
Cascade at Landmark             Alexandria, VA            23,876,785.40      (2,674,737.56)          1990             30 Years
Catalina Shores                 Las Vegas, NV             12,969,459.47      (2,950,078.77)          1989             30 Years
Catalina Shores (WRP)           Las Vegas, NV             14,506,260.75      (1,752,267.17)          1989             30 Years
Cedar Crest                     Overland Park, KS         23,515,469.61      (3,920,451.63)          1986             30 Years
Cedar Glen                      Reading, MA                9,629,459.39         (49,585.00)          1980             30 Years
Cedar Hill                      Knoxville, TN              2,052,044.61         (86,440.53)          1986             30 Years
Cedar Ridge (TX)                Arlington, TX              4,951,557.17        (426,230.64)          1980             30 Years
Cedargate (GA)                  Atlanta, GA                2,030,049.86         (83,332.65)          1983             30 Years
Cedargate (MI)                  Southbend, IN              1,199,618.46         (51,775.79)          1983             30 Years
Cedargate (She)                 Louisville, KY             1,591,442.74         (67,280.13)          1984             30 Years
Cedargate I (Cla)               Dayton, OH                 1,605,316.71         (68,023.12)          1984             30 Years
Cedargate I (IN)                Bloomington, IN            1,917,216.04         (80,037.88)          1983             30 Years
Cedargate I (KY)                Louisville, KY             1,658,140.65         (71,032.13)          1983             30 Years
Cedargate I (OH)                Columbus, OH               2,418,163.98        (105,970.24)          1982             30 Years
Cedargate II (IN)               Bloomington, IN            1,650,809.18         (68,830.86)          1985             30 Years
Cedargate II (KY)               Louisville, KY             1,412,329.40         (60,133.51)          1986             30 Years
Cedargate II (OH)               Columbus, OH                 920,534.30         (41,739.18)          1983             30 Years
Cedars, The                     Charlotte, NC             20,845,559.42      (2,025,583.48)          1983             30 Years
Cedarwood (OH)                  Parkersburg, OH              251,739.77         (13,681.77)          1982             30 Years
Cedarwood I (Bel)               Parkersburg, OH              824,250.04         (36,427.36)          1980             30 Years
Cedarwood I (FL)                Ocala, FL                  1,208,188.02         (53,164.09)          1978             30 Years
Cedarwood I (IN)                Elkhart, IN                2,540,405.18        (106,297.46)         1983/84           30 Years
Cedarwood I (KY)                Lexington, KY              1,086,608.59         (48,848.84)          1984             30 Years
Cedarwood II (FL)               Ocala, FL                    983,396.92         (41,422.62)          1980             30 Years
Cedarwood II (KY)               Lexington, KY              1,069,004.12         (47,778.10)          1986             30 Years
Cedarwood III (KY)              Lexington, KY              1,037,331.71         (46,371.02)          1986             30 Years
Celebration Westchase           Houston, TX               10,030,633.20      (2,588,077.85)          1979             30 Years
Centre Club                     Ontario, CA               30,945,002.68        (139,558.36)          1994             30 Years
Centre Lake III                 Miami, FL                  6,797,380.48        (283,679.67)          1986             30 Years
Champion Oaks                   Houston, TX               10,118,243.35      (2,314,712.03)          1984             30 Years
Champions Club                  Glen Allen, VA            13,746,749.58      (1,052,971.85)          1988             30 Years
Chandler Court                  Chandler, AZ              15,021,795.02      (2,707,321.97)          1987             30 Years
Chantecleer Lakes               Naperville, IL            23,579,038.02      (2,090,438.54)          1986             30 Years
Chaparral                       Largo, FL                  9,890,654.07      (7,192,085.17)          1976             30 Years
Chardonnay Park                 Redmond, WA                8,281,348.70        (864,442.79)        1982-1989          30 Years
Charing Cross                   Toledo, OH                 1,524,952.90         (64,446.09)          1978             30 Years
Charter Club                    Everett, WA               10,397,056.47      (2,402,919.69)          1991             30 Years
Chartwell Court                 Houston, TX               14,236,203.68      (1,453,688.10)          1995             30 Years
Chatelaine Park                 Duluth, GA                26,503,616.73      (1,956,214.20)          1995             30 Years
Chatham Wood                    High Point, NC             9,219,960.88        (734,035.81)          1986             30 Years
Chelsea Court                   Cleveland, OH              1,453,592.36         (61,944.63)          1981             30 Years
Chelsea Square                  Redmond, WA               12,809,426.59        (850,997.35)          1991             30 Years
Cherry Creek I,II,&III (TN)     Hermitage, TN             48,813,195.32      (2,919,972.84)         1986/96           30 Years
Cherry Glen I                   Indianapolis, IN           3,462,032.63        (153,650.48)         1986/87           30 Years
Cherry Hill                     Seattle, WA                7,142,853.11        (859,856.97)          1991             30 Years
Cherry Tree                     Baltimore, MD              3,575,460.85        (145,952.21)          1986             30 Years
Chestnut Glen                   Abington, MA               9,078,653.03         (47,444.00)          1983             30 Years
Chestnut Hills                  Tacoma, WA                 7,873,974.12        (996,760.58)          1991             30 Years
Chicksaw Crossing               Orlando, FL               14,629,221.72      (1,068,352.32)          1986             30 Years
Chimneys                        Charlotte, NC              9,572,776.84      (1,154,779.40)          1974             30 Years
Cierra Crest                    Denver, CO                40,031,101.40      (3,865,506.34)          1996             30 Years
Cimarron Ridge                  Denver, CO                16,995,031.38      (2,293,299.96)          1984             30 Years
Claire Point                    Jacksonville, FL          17,093,043.05      (1,246,253.73)          1986             30 Years
Clarion                         Decatur, GA               15,271,714.66      (1,625,075.60)          1990             30 Years
Clarys Crossing                 Columbia, MD              16,658,268.23      (1,261,692.70)          1984             30 Years
Classic, The                    Stamford, CT              23,559,906.72      (2,368,910.33)          1990             30 Years
Clearlake Pines II              Melbourne, FL              1,215,967.14         (52,223.29)          1985             30 Years
Clearview I                     Indianapolis, IN           1,845,895.23         (80,266.55)          1986             30 Years
Clearview II                    Indianapolis, IN           2,273,189.36         (96,736.05)          1987             30 Years
Clearwater                      Cleveland, OH              1,286,282.72         (54,125.55)          1986             30 Years
Cloisters on the Green          Lexington, KY              4,395,005.20      (3,244,511.96)          1974             30 Years
Club at Tanasbourne             Hillsboro, OR             21,014,952.66      (2,490,557.45)          1990             30 Years
Club at the Green               Beaverton, OR             15,344,986.58      (1,953,730.80)          1991             30 Years
Coach Lantern                   Scarborough, ME            5,084,301.05        (503,155.70)        1971/1981          30 Years
Coachlight Village              Agawam, MA                 3,862,112.89         (21,098.00)          1967             30 Years
Coachman Trails                 Plymouth, MN              11,096,759.26        (903,829.70)          1987             30 Years
Coconut Palm Club               Coconut Creek, GA         21,109,793.63      (1,751,918.14)          1992             30 Years
Colinas Pointe                  Denver, CO                16,248,001.66      (1,977,966.70)          1986             30 Years
Collier Ridge                   Atlanta, GA               26,748,947.35      (1,286,771.44)           (X)             30 Years
Colonial Village                Plainville,CT              5,340,317.65         (28,676.00)          1968             30 Years
Colony Place                    Fort Myers, FL            22,712,135.52      (1,718,530.44)          1991             30 Years
Colony Woods                    Birmingham, AL            23,645,593.28      (1,989,688.91)        1991/1994          30 Years
Concord Square                  Cincinnati, OH             1,225,712.70         (51,529.76)          1982             30 Years
Concord Square (IN)             Kokomo, IN                 1,230,472.10         (53,399.92)          1983             30 Years
Concord Square I (OH)           Mansfield, OH              1,667,550.17         (71,982.28)         1981/83           30 Years
Conway Court                    Roslindale, MA               782,422.91          (4,550.00)          1920             30 Years
Conway Station                  Orlando, FL               13,001,673.42        (932,673.54)          1987             30 Years
Copper Canyon                   Denver, CO                17,735,629.33      (1,045,624.60)          1999             30 Years
Copper Creek                    Phoenix, AZ               10,599,037.22      (1,292,939.16)          1984             30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Copper Terrace                        Orlando, FL                                      -      1,200,000.00        17,887,868.22
Copperfield                           San Antonio, TX                                  -        791,200.00         7,121,171.12
Country Brook                         Chandler, AZ                                   (M)      1,505,219.00        29,542,534.77
Country Club Place (FL)               Pembroke Pines, FL                               -        912,000.00        10,016,543.20
Country Club Village                  Seattle, WA                                      -      1,150,500.00        10,352,178.59
Country Club Woods                    Mobile, AL (V)                        4,147,233.33        230,090.89         5,690,813.12
Country Gables                        Beaverton, OR                         8,033,082.73      2,780,500.00        14,219,449.24
Country Place                         Birmingham, AL (V)                    1,812,321.66         75,562.14         1,856,104.11
Country Ridge                         Farmington Hills, MI                           (S)      1,621,950.00        14,596,964.22
Countryside I                         Daytona Beach, FL                                -        136,664.58         1,204,163.85
Countryside II                        Daytona Beach, FL                                -        234,633.36         2,067,375.58
Countryside III (REIT)                Daytona Beach, FL                       419,196.86         80,000.00           719,868.20
Countryside Manor                     Atlanta, GA                                      -        298,186.45         2,627,347.60
Coventry at Cityview                  Fort Worth, TX                                   -      2,160,000.00        23,072,847.21
Creekside (San Mateo)                 San Mateo, CA                        13,996,557.38      9,606,600.00        21,193,231.54
Creekside Homes at Legacy             Plano. TX                                        -      4,560,000.00        32,275,747.98
Creekside Village                     Mountlake Terrace, WA                14,479,958.35      2,807,600.00        25,270,593.68
Creekwood                             Charlotte, NC                                    -      1,861,700.00        16,740,568.56
Crescent at Cherry Creek              Denver, CO                                     (E)      2,594,000.00        15,149,469.76
Cross Creek                           Charlotte, NC                        12,539,982.86      3,151,600.00        20,295,924.81
Crosswinds                            St. Petersburg, FL                               -      1,561,200.00         5,756,821.52
Crown Court                           Phoenix, AZ                          14,787,000.00      3,156,600.00        28,414,599.11
Crystal Creek                         Phoenix, AZ                                      -        953,500.00         8,581,704.26
Crystal Village                       Attleboro, MA                                    -      1,369,000.00         4,989,028.15
Cypress                               Panama City, FL                       1,402,092.29        171,882.34         1,514,635.71
Cypress Point                         Las Vegas, NV                                    -        959,690.00         8,636,550.62
Daniel Court                          Cincinnati, OH                        2,309,761.74        334,100.71         2,943,516.33
Dartmouth Place I                     Akron, OH                                        -        151,770.96         1,337,421.54
Dartmouth Place II                    Akron, OH                                        -        130,101.56         1,146,336.54
Dartmouth Woods                       Denver, CO                                     (S)      1,609,800.00        10,832,754.24
Dean Estates                          Taunton, MA                                      -        498,079.65         3,333,302.26
Dean Estates II                       Cranston, RI                          1,225,289.00        308,456.89         2,064,288.38
Deerbrook                             Jacksonville, FL                                 -      1,008,000.00         8,845,716.24
Deerwood (Corona)                     Corona, CA                                       -      4,742,200.00        20,272,892.01
Deerwood (FL)                         Orlando, FL                             862,543.84        114,948.15         1,012,818.51
Deerwood (SD)                         San Diego, CA                                    -      2,082,095.00        18,740,815.37
Deerwood Meadows                      Greensboro, NC                                   -        986,743.00         7,204,361.73
Defoor Village                        Atlanta, GA                                      -      2,966,400.00        10,570,210.33
Desert Park                           Las Vegas, NV                                    -      1,085,400.00         9,768,418.53
Desert Sands                          Phoenix, AZ                                      -      1,481,050.00        13,386,812.73
Dogwood Glen I                        Indianpolis, IN                       1,733,788.55        240,854.78         2,122,193.09
Dogwood Glen II                       Indianpolis, IN                       1,342,655.98        202,396.77         1,783,336.09
Dos Caminos                           Phoenix, AZ                                      -      1,727,900.00        15,567,778.26
Dover Place I                         Cleveland, OH                                    -        244,293.77         2,152,494.39
Dover Place II                        Cleveland, OH                         1,605,285.60        230,895.36         2,034,241.71
Dover Place III                       Cleveland, OH                           760,658.42        119,835.15         1,055,878.24
Dover Place IV                        Cleveland, OH                         1,847,313.29        261,911.97         2,307,729.91
Driftwood                             Jacksonville, FL                        346,205.63        126,357.35         1,113,430.46
Duraleigh Woods                       Raleigh, NC                                      -      1,629,000.00        19,917,749.59
Eagle Canyon                          Chino Hills, CA                                  -      1,808,900.00        16,274,360.96
East Pointe                           Charlotte, NC                         9,151,939.10      1,365,900.00        12,295,246.21
Edgewood                              Woodinville, WA                       5,631,077.37      1,070,100.00         9,632,980.07
Elmtree Park I                        Indianpolis, IN                       1,468,159.57        157,687.17         1,389,620.78
Elmtree Park II                       Indianpolis, IN                         922,884.14        114,114.14         1,005,454.90
Elmwood (GA)                          Atlanta, GA                                      -        183,756.45         1,619,094.62
Elmwood I (FL)                        W. Palm Beach, FL                       316,201.53        163,388.66         1,439,632.14
Elmwood II (FL)                       W. Palm Beach, FL                     1,321,339.77        179,743.41         1,582,960.29
Emerald Bay                           Winter Park, FL                                  -      2,161,600.00        13,550,795.65
Emerald Place                         Bermuda Dunes, CA                                -        956,500.00         8,609,599.40
Emerson Place Combined                Boston, MA                                       -     14,855,000.00        57,566,635.65
Enclave, The                          Tempe, AZ                                      (N)      1,500,192.00        19,281,398.59
English Hills                         Charlotte, NC                                    -      1,260,000.00        12,554,291.22
Esprit Del Sol                        Solana Beach, CA                                 -      5,111,200.00        11,910,438.14
Essex Place                           Overland Park, KS                                -      1,835,400.00        16,513,585.66
Essex Place (FL)                      Tampa, FL                                        -      1,188,000.00         7,106,384.37
Estate at Quarry Lake                 Austin, TX                           12,358,660.27      1,963,000.00        18,972,536.69
Ethans Glen III                       Kansas City, MO                       2,364,258.00        246,500.00         2,223,049.34
Ethans Ridge I                        Kansas City, MO                      16,216,607.00      1,948,300.00        17,573,969.73
Ethans Ridge II                       Kansas City, MO                      10,981,324.00      1,468,134.66        13,183,141.26
Fairfield Combined                    Stamford, CT                                     -      6,510,200.00        39,508,185.06
Fairland Gardens                      Silver Spring, MD                                -      6,000,000.00        19,993,773.44
Falls                                 Tampa, FL                                        -      1,440,000.00         8,445,777.54
Farmington Gates                      Germantown, TN                                   -        973,797.81         8,786,179.80
Farnham Park                          Houston, TX                          11,241,123.26      1,512,600.00        14,233,759.62
Fernbrook Townhomes                   Plymouth, MN                          5,157,224.67        580,100.00         6,683,692.61
Fielder Crossing                      Arlington, TX                         3,335,991.59        718,100.00         3,933,387.18
Firdale Village                       Seattle, WA                                      -      2,279,400.00        20,496,048.82
Fireside Park                         Rockville, MD                         8,602,299.91      4,248,000.00        10,126,974.37
Forest Glen                           Pensacola, FL                                    -        161,548.49         1,423,618.28
Forest Place                          Tampa, FL                            10,556,952.65      1,708,000.00         8,612,028.53



                                                                COST CAPITALIZED
                                                                 SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                                                   ACQUISITION                              AT CLOSE OF
                   DESCRIPTION                                (IMPROVEMENTS, NET) (H)                     PERIOD 12/31/00
-------------------------------------------------------------------------------------------------------------------------------
                                                                         BUILDING &                                BUILDING &
APARTMENT NAME                        LOCATION                 LAND        FIXTURES                    LAND        FIXTURES (A)
-------------------------------------------------------------------------------------------------------------------------------
Copper Terrace                        Orlando, FL               -         665,317.20            1,200,000.00      18,553,185.42
Copperfield                           San Antonio, TX           -         613,684.11              791,200.00       7,734,855.23
Country Brook                         Chandler, AZ              -         498,599.30            1,505,219.00      30,041,134.07
Country Club Place (FL)               Pembroke Pines, FL        -         403,252.99              912,000.00      10,419,796.19
Country Club Village                  Seattle, WA               -         584,688.24            1,150,500.00      10,936,866.83
Country Club Woods                    Mobile, AL (V)            -         184,240.84              230,090.89       5,875,053.96
Country Gables                        Beaverton, OR             -         703,177.87            2,780,500.00      14,922,627.11
Country Place                         Birmingham, AL (V)        -          70,910.48               75,562.14       1,927,014.59
Country Ridge                         Farmington Hills, MI      -         790,270.75            1,621,950.00      15,387,234.97
Countryside I                         Daytona Beach, FL         -         101,061.69              136,664.58       1,305,225.54
Countryside II                        Daytona Beach, FL         -          44,078.54              234,633.36       2,111,454.12
Countryside III (REIT)                Daytona Beach, FL         -                  -               80,000.00         719,868.20
Countryside Manor                     Atlanta, GA               -          89,683.22              298,186.45       2,717,030.82
Coventry at Cityview                  Fort Worth, TX            -         207,277.66            2,160,000.00      23,280,124.87
Creekside (San Mateo)                 San Mateo, CA             -         309,988.72            9,606,600.00      21,503,220.26
Creekside Homes at Legacy             Plano. TX                 -         155,322.54            4,560,000.00      32,431,070.52
Creekside Village                     Mountlake Terrace, WA     -       1,697,502.59            2,807,600.00      26,968,096.27
Creekwood                             Charlotte, NC             -         517,512.15            1,861,700.00      17,258,080.71
Crescent at Cherry Creek              Denver, CO                -         315,869.26            2,594,000.00      15,465,339.02
Cross Creek                           Charlotte, NC             -         384,218.08            3,151,600.00      20,680,142.89
Crosswinds                            St. Petersburg, FL        -         607,583.12            1,561,200.00       6,364,404.64
Crown Court                           Phoenix, AZ               -       1,174,835.12            3,156,600.00      29,589,434.23
Crystal Creek                         Phoenix, AZ               -         895,180.95              953,500.00       9,476,885.21
Crystal Village                       Attleboro, MA             -         475,113.47            1,369,000.00       5,464,141.62
Cypress                               Panama City, FL           -          57,139.32              171,882.34       1,571,775.03
Cypress Point                         Las Vegas, NV             -         815,887.20              959,690.00       9,452,437.82
Daniel Court                          Cincinnati, OH            -         273,179.36              334,100.71       3,216,695.69
Dartmouth Place I                     Akron, OH                 -          30,222.28              151,770.96       1,367,643.82
Dartmouth Place II                    Akron, OH                 -          19,138.47              130,101.56       1,165,475.01
Dartmouth Woods                       Denver, CO                -         389,959.68            1,609,800.00      11,222,713.92
Dean Estates                          Taunton, MA               -           4,270.12              498,079.65       3,337,572.38
Dean Estates II                       Cranston, RI              -           1,121.90              308,456.89       2,065,410.28
Deerbrook                             Jacksonville, FL          -         326,921.28            1,008,000.00       9,172,637.52
Deerwood (Corona)                     Corona, CA                -         624,157.40            4,742,200.00      20,897,049.41
Deerwood (FL)                         Orlando, FL               -          38,836.84              114,948.15       1,051,655.35
Deerwood (SD)                         San Diego, CA             -       3,283,606.74            2,082,095.00      22,024,422.11
Deerwood Meadows                      Greensboro, NC            -         790,236.83              986,743.00       7,994,598.56
Defoor Village                        Atlanta, GA               -         149,747.73            2,966,400.00      10,719,958.06
Desert Park                           Las Vegas, NV             -         784,886.68            1,085,400.00      10,553,305.21
Desert Sands                          Phoenix, AZ               -       1,146,127.19            1,481,050.00      14,532,939.92
Dogwood Glen I                        Indianpolis, IN           -         104,067.38              240,854.78       2,226,260.47
Dogwood Glen II                       Indianpolis, IN           -          96,205.71              202,396.77       1,879,541.80
Dos Caminos                           Phoenix, AZ               -         781,854.33            1,727,900.00      16,349,632.59
Dover Place I                         Cleveland, OH             -          41,689.79              244,293.77       2,194,184.18
Dover Place II                        Cleveland, OH             -          16,537.48              230,895.36       2,050,779.19
Dover Place III                       Cleveland, OH             -           5,787.20              119,835.15       1,061,665.44
Dover Place IV                        Cleveland, OH             -          16,836.97              261,911.97       2,324,566.88
Driftwood                             Jacksonville, FL          -          38,246.25              126,357.35       1,151,676.71
Duraleigh Woods                       Raleigh, NC               -       1,217,285.21            1,629,000.00      21,135,034.80
Eagle Canyon                          Chino Hills, CA           -         505,178.02            1,808,900.00      16,779,538.98
East Pointe                           Charlotte, NC             -       1,295,103.10            1,365,900.00      13,590,349.31
Edgewood                              Woodinville, WA           -         593,669.24            1,070,100.00      10,226,649.31
Elmtree Park I                        Indianpolis, IN           -          68,332.06              157,687.17       1,457,952.84
Elmtree Park II                       Indianpolis, IN           -          59,442.94              114,114.14       1,064,897.84
Elmwood (GA)                          Atlanta, GA               -          49,146.76              183,756.45       1,668,241.38
Elmwood I (FL)                        W. Palm Beach, FL         -          24,230.57              163,388.66       1,463,862.71
Elmwood II (FL)                       W. Palm Beach, FL         -          25,522.26              179,743.41       1,608,482.55
Emerald Bay                           Winter Park, FL           -       1,066,348.80            2,161,600.00      14,617,144.45
Emerald Place                         Bermuda Dunes, CA         -         716,359.33              956,500.00       9,325,958.73
Emerson Place Combined                Boston, MA                -       2,746,917.33           14,855,000.00      60,313,552.98
Enclave, The                          Tempe, AZ                 -         184,583.64            1,500,192.00      19,465,982.23
English Hills                         Charlotte, NC             -         366,191.29            1,260,000.00      12,920,482.51
Esprit Del Sol                        Solana Beach, CA          -         295,819.48            5,111,200.00      12,206,257.62
Essex Place                           Overland Park, KS         -       2,618,384.73            1,835,400.00      19,131,970.39
Essex Place (FL)                      Tampa, FL                 -         341,803.18            1,188,000.00       7,448,187.55
Estate at Quarry Lake                 Austin, TX                -         368,901.49            1,963,000.00      19,341,438.18
Ethans Glen III                       Kansas City, MO           -         115,888.22              246,500.00       2,338,937.56
Ethans Ridge I                        Kansas City, MO           -         896,325.40            1,948,300.00      18,470,295.13
Ethans Ridge II                       Kansas City, MO           -         489,299.40            1,468,134.66      13,672,440.66
Fairfield Combined                    Stamford, CT              -         311,032.95            6,510,200.00      39,819,218.01
Fairland Gardens                      Silver Spring, MD         -         565,853.27            6,000,000.00      20,559,626.71
Falls                                 Tampa, FL                 -         385,700.09            1,440,000.00       8,831,477.63
Farmington Gates                      Germantown, TN            -         563,297.26              973,797.81       9,349,477.06
Farnham Park                          Houston, TX               -         227,429.18            1,512,600.00      14,461,188.80
Fernbrook Townhomes                   Plymouth, MN              -         190,594.74              580,100.00       6,874,287.35
Fielder Crossing                      Arlington, TX             -          72,395.93              718,100.00       4,005,783.11
Firdale Village                       Seattle, WA               -         632,442.04            2,279,400.00      21,128,490.86
Fireside Park                         Rockville, MD             -         227,462.36            4,248,000.00      10,354,436.73
Forest Glen                           Pensacola, FL             -         110,573.74              161,548.49       1,534,192.02
Forest Place                          Tampa, FL                 -         318,930.26            1,708,000.00       8,930,958.79





                                                                                                                      LIFE USED TO
                    DESCRIPTION                                                                                         COMPUTE
------------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                 ACCUMULATED         DATE OF         LATEST INCOME
APARTMENT NAME                  LOCATION                         TOTAL (B)        DEPRECIATION     CONSTRUCTION       STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Copper Terrace                  Orlando, FL                 19,753,185.42      (1,532,987.44)          1989             30 Years
Copperfield                     San Antonio, TX              8,526,055.23      (1,226,910.82)          1984             30 Years
Country Brook                   Chandler, AZ                31,546,353.07      (3,294,941.96)        1986-1996          30 Years
Country Club Place (FL)         Pembroke Pines, FL          11,331,796.19        (890,970.26)          1987             30 Years
Country Club Village            Seattle, WA                 12,087,366.83      (1,464,111.23)          1991             30 Years
Country Club Woods              Mobile, AL (V)               6,105,144.85        (245,096.00)          1975             30 Years
Country Gables                  Beaverton, OR               17,703,127.11      (2,200,929.08)          1991             30 Years
Country Place                   Birmingham, AL (V)           2,002,576.73         (79,914.00)          1978             30 Years
Country Ridge                   Farmington Hills, MI        17,009,184.97      (2,742,554.88)          1986             30 Years
Countryside I                   Daytona Beach, FL            1,441,890.12         (63,328.89)          1982             30 Years
Countryside II                  Daytona Beach, FL            2,346,087.48        (100,767.81)          1982             30 Years
Countryside III (REIT)          Daytona Beach, FL              799,868.20                   -          1983             30 Years
Countryside Manor               Atlanta, GA                  3,015,217.27        (128,658.03)          1985             30 Years
Coventry at Cityview            Fort Worth, TX              25,440,124.87      (1,863,314.73)          1996             30 Years
Creekside (San Mateo)           San Mateo, CA               31,109,820.26      (1,901,038.32)          1985             30 Years
Creekside Homes at Legacy       Plano. TX                   36,991,070.52      (2,545,602.28)          1998             30 Years
Creekside Village               Mountlake Terrace, WA       29,775,696.27      (6,267,859.26)          1987             30 Years
Creekwood                       Charlotte, NC               19,119,780.71      (2,139,767.45)        1987-1990          30 Years
Crescent at Cherry Creek        Denver, CO                  18,059,339.02      (1,782,287.53)          1994             30 Years
Cross Creek                     Charlotte, NC               23,831,742.89      (1,973,501.78)          1989             30 Years
Crosswinds                      St. Petersburg, FL           7,925,604.64        (969,179.26)          1986             30 Years
Crown Court                     Phoenix, AZ                 32,746,034.23      (4,014,305.64)          1987             30 Years
Crystal Creek                   Phoenix, AZ                 10,430,385.21      (2,184,854.42)          1985             30 Years
Crystal Village                 Attleboro, MA                6,833,141.62        (619,103.30)          1974             30 Years
Cypress                         Panama City, FL              1,743,657.37         (77,379.90)          1985             30 Years
Cypress Point                   Las Vegas, NV               10,412,127.82      (2,445,343.38)          1989             30 Years
Daniel Court                    Cincinnati, OH               3,550,796.40        (157,900.83)          1985             30 Years
Dartmouth Place I               Akron, OH                    1,519,414.78         (63,614.36)          1982             30 Years
Dartmouth Place II              Akron, OH                    1,295,576.57         (55,035.20)          1986             30 Years
Dartmouth Woods                 Denver, CO                  12,832,513.92      (1,525,382.07)          1990             30 Years
Dean Estates                    Taunton, MA                  3,835,652.03         (20,129.00)          1984             30 Years
Dean Estates II                 Cranston, RI                 2,373,867.17         (12,802.00)          1970             30 Years
Deerbrook                       Jacksonville, FL            10,180,637.52        (789,318.21)          1983             30 Years
Deerwood (Corona)               Corona, CA                  25,639,249.41      (2,540,031.96)          1992             30 Years
Deerwood (FL)                   Orlando, FL                  1,166,603.50         (51,371.41)          1982             30 Years
Deerwood (SD)                   San Diego, CA               24,106,517.11      (5,991,111.77)          1990             30 Years
Deerwood Meadows                Greensboro, NC               8,981,341.56      (2,445,736.09)          1986             30 Years
Defoor Village                  Atlanta, GA                 13,686,358.06        (985,629.59)          1997             30 Years
Desert Park                     Las Vegas, NV               11,638,705.21      (2,267,115.01)          1987             30 Years
Desert Sands                    Phoenix, AZ                 16,013,989.92      (2,769,398.47)          1982             30 Years
Dogwood Glen I                  Indianpolis, IN              2,467,115.25        (106,117.01)          1986             30 Years
Dogwood Glen II                 Indianpolis, IN              2,081,938.57         (91,021.24)          1987             30 Years
Dos Caminos                     Phoenix, AZ                 18,077,532.59      (2,254,573.50)          1983             30 Years
Dover Place I                   Cleveland, OH                2,438,477.95        (100,758.14)          1982             30 Years
Dover Place II                  Cleveland, OH                2,281,674.55         (92,983.92)          1983             30 Years
Dover Place III                 Cleveland, OH                1,181,500.59         (47,542.37)          1983             30 Years
Dover Place IV                  Cleveland, OH                2,586,478.85        (105,086.68)          1986             30 Years
Driftwood                       Jacksonville, FL             1,278,034.06         (57,100.60)          1985             30 Years
Duraleigh Woods                 Raleigh, NC                 22,764,034.80      (1,771,142.67)          1987             30 Years
Eagle Canyon                    Chino Hills, CA             18,588,438.98      (2,685,715.31)          1985             30 Years
East Pointe                     Charlotte, NC               14,956,249.31      (3,816,269.04)          1987             30 Years
Edgewood                        Woodinville, WA             11,296,749.31      (2,470,232.12)          1986             30 Years
Elmtree Park I                  Indianpolis, IN              1,615,640.01         (70,373.56)          1986             30 Years
Elmtree Park II                 Indianpolis, IN              1,179,011.98         (53,686.70)          1987             30 Years
Elmwood (GA)                    Atlanta, GA                  1,851,997.83         (77,077.48)          1984             30 Years
Elmwood I (FL)                  W. Palm Beach, FL            1,627,251.37         (68,518.72)          1984             30 Years
Elmwood II (FL)                 W. Palm Beach, FL            1,788,225.96         (74,119.20)          1984             30 Years
Emerald Bay                     Winter Park, FL             16,778,744.45      (1,793,867.07)          1972             30 Years
Emerald Place                   Bermuda Dunes, CA           10,282,458.73      (2,558,839.67)          1988             30 Years
Emerson Place Combined          Boston, MA                  75,168,552.98      (5,717,513.24)          1962             30 Years
Enclave, The                    Tempe, AZ                   20,966,174.23      (2,098,287.95)          1994             30 Years
English Hills                   Charlotte, NC               14,180,482.51      (1,101,044.71)          1984             30 Years
Esprit Del Sol                  Solana Beach, CA            17,317,457.62      (1,070,870.32)          1986             30 Years
Essex Place                     Overland Park, KS           20,967,370.39      (5,036,719.41)         1970-84           30 Years
Essex Place (FL)                Tampa, FL                    8,636,187.55        (626,018.63)          1989             30 Years
Estate at Quarry Lake           Austin, TX                  21,304,438.18      (1,569,294.85)          1995             30 Years
Ethans Glen III                 Kansas City, MO              2,585,437.56        (283,801.42)          1990             30 Years
Ethans Ridge I                  Kansas City, MO             20,418,595.13      (2,204,175.80)          1988             30 Years
Ethans Ridge II                 Kansas City, MO             15,140,575.32      (1,562,549.23)          1990             30 Years
Fairfield Combined              Stamford, CT                46,329,418.01      (3,833,282.26)          1996             30 Years
Fairland Gardens                Silver Spring, MD           26,559,626.71      (1,386,935.40)          1981             30 Years
Falls                           Tampa, FL                   10,271,477.63        (773,520.03)          1985             30 Years
Farmington Gates                Germantown, TN              10,323,274.87      (1,130,759.11)          1976             30 Years
Farnham Park                    Houston, TX                 15,973,788.80      (1,532,923.54)          1996             30 Years
Fernbrook Townhomes             Plymouth, MN                 7,454,387.35        (600,078.62)          1993             30 Years
Fielder Crossing                Arlington, TX                4,723,883.11        (392,831.41)          1980             30 Years
Firdale Village                 Seattle, WA                 23,407,890.86      (2,893,109.10)          1986             30 Years
Fireside Park                   Rockville, MD               14,602,436.73        (767,479.83)          1961             30 Years
Forest Glen                     Pensacola, FL                1,695,740.51         (75,745.56)          1986             30 Years
Forest Place                    Tampa, FL                   10,638,958.79        (809,543.99)          1985             30 Years

                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Forest Ridge I & II                   Arlington, TX                        16,541,000.00      2,362,700.00        21,263,294.52
Forest Valley                         San Antonio, TX                                  -        590,000.00         5,310,327.86
Forest Village                        Macon, GA                             1,138,943.58        224,021.80         1,973,876.21
Forsythia Court (KY)                  Louisville, KY                        1,900,342.07        279,450.32         2,462,186.82
Forsythia Court (MD)                  Baltimore, MD                         2,062,182.47        251,955.21         2,220,099.99
Forsythia Court II (MD)               Baltimore, MD                                    -        239,833.55         2,113,338.95
Fountain Creek                        Phoenix, AZ                                      -        686,500.00         6,177,919.79
Fountain Place I                      Eden Prairie, MN                     24,653,106.00      2,405,068.29        21,694,116.90
Fountain Place II                     Eden Prairie, MN                     12,600,000.00      1,231,349.55        11,095,333.38
Fountainhead I                        San Antonio, TX                                (Q)      1,205,816.00         5,201,498.49
Fountainhead II                       San Antonio, TX                                (Q)      1,205,817.00         4,530,794.57
Fountainhead III                      San Antonio, TX                                (Q)      1,205,816.00         4,399,092.50
Fountains at Flamingo                 Las Vegas, NV                        15,384,000.00      3,183,100.00        28,650,075.52
Four Lakes                            Lisle, IL                            10,344,569.26      2,465,000.00        13,091,598.96
Four Lakes 5                          Lisle, IL                                      (Q)        600,000.00        18,717,932.75
Four Winds                            Fall River, MA                        6,004,919.00      1,370,842.90         9,174,102.51
Fox Hill Apartments                   Enfield, CT                           5,553,940.00      1,129,018.28         7,555,737.69
Fox Hill Commons                      Vernon, CT                            2,195,541.00        478,502.81         3,202,288.02
Fox Run (WA)                          Federal Way, WA                                  -        639,700.00         5,765,017.82
Foxchase                              Grand Prairie, TX                                -        781,700.00         7,621,195.71
Foxcroft                              Scarborough, ME                                  -        523,400.00         4,527,408.97
Foxhaven                              Canton, OH                            1,784,797.60        256,820.91         2,263,172.10
Foxton (MI)                           Detriot, MI                             881,737.75        156,362.50         1,377,823.99
Foxton II (OH)                        Dayton, OH                            1,357,189.73        165,805.54         1,460,832.47
Garden Court                          Detriot, MI                           2,095,990.70        351,531.69         3,096,890.33
Garden Lake                           Riverdale, GA                                    -      1,466,900.00        13,186,716.06
Garden Terrace I                      Tampa, FL                               582,397.85         93,143.89           820,699.22
Garden Terrace II                     Tampa, FL                               665,597.34         97,119.68           855,730.21
Gatehouse at Pine Lake                Plantation , FL                                  -      1,896,600.00        17,070,794.56
Gatehouse on the Green                Pembroke Pines, FL                               -      2,228,200.00        20,056,270.22
Gates at Carlson Center               Minnetonka, MN                                 (O)      4,355,200.00        23,802,816.77
Gates of Redmond                      Redmond, WA                           6,100,759.92      2,306,100.00        12,080,659.89
Gateway Villas                        Scottsdale, AZ                                   -      1,431,048.00        14,926,832.51
Geary Court Yard                      San Francisco, CA                    17,693,865.00      1,722,400.00        15,471,429.16
Gentian Oaks                          Columbus, GA                          1,172,690.03        169,268.49         1,491,439.86
Georgian Woods Combined (REIT)        Wheaton, MD                          18,409,976.22      5,038,400.00        28,837,368.82
Glastonbury Center                    Glastonbury, CT                       4,246,238.20        852,606.10         5,705,902.39
Glen Arm Manor                        Albany, GA                            1,148,885.50        166,498.48         1,466,883.08
Glen Eagle                            Greenville, SC                                   -        835,900.00         7,523,243.58
Glen Grove                            Wellesley, MA                         6,250,120.74      1,344,601.04         8,998,483.87
Glen Meadow                           Franklin, MA                          2,604,666.16      2,339,330.34        15,655,518.43
GlenGarry Club                        Bloomingdale, IL                               (O)      3,129,700.00        15,807,888.64
Glenlake                              Glendale Heights. IL                 14,845,000.00      5,041,700.00        16,671,969.86
Glenview                              Huntsville, AL                                   -        184,451.17         1,625,215.87
Glenwood Village                      Macon, GA                             1,081,733.20        167,778.79         1,478,613.98
Gosnold Grove                         East Falmouth, MA                       705,288.77        124,295.62           831,824.52
Governor's Pointe                     Roswell, GA                                    (E)      3,746,600.00        24,511,111.56
Granada Highlands                     Malden, MA                                       -     28,210,000.00        99,944,576.46
Grandview I & II                      Las Vegas, NV                                    -      2,333,300.00        15,527,186.82
Greenbriar (AL)                       Montgomery, AL (V)                    1,702,452.80         94,355.62         2,100,125.21
Greenbriar Glen                       Altlanta, GA                          1,513,870.06        227,701.24         2,006,246.10
Greenfield Village                    Rocky Hill , CT                                  -        911,534.03         6,100,266.22
Greengate                             Marietta, GA                                     -        132,978.82         1,526,005.00
Greengate (FL)                        W. Palm Beach, FL                     2,664,570.99      2,500,000.00         1,611,780.94
Greenglen (Day)                       Dayton, OH                                       -        204,289.28         1,800,172.18
Greenglen II (Lim)                    Lima, OH                                881,672.19         87,335.04           769,516.93
Greenglen II (Tol)                    Toledo, OH                              801,081.70        162,263.62         1,429,719.33
Greenhaven                            Union City, CA                       10,730,718.00      7,507,000.00        15,210,398.75
Greenhouse - Frey Road                Atlanta, GA                                    (Q)      2,467,200.00        22,187,443.25
Greenhouse - Holcomb Bridge           Atlanta, GA                                    (Q)      2,143,300.00        19,291,427.17
Greenhouse - Roswell                  Atlanta, GA                                    (Q)      1,220,000.00        10,974,727.39
Greentree 1                           Glen Burnie, MD                      11,558,315.82      3,912,968.00        11,782,559.84
Greentree 2                           Glen Burnie, MD                                  -      2,700,000.00         8,246,736.65
Greentree 3                           Glen Burnie, MD                       7,117,367.80      2,380,443.00         7,268,833.03
Greentree I (GA) (REIT)               Thomasville, GA                         683,702.55         84,750.00           762,659.20
Greentree II (GA) (REIT)              Thomasville, GA                         514,719.15         81,000.00           729,283.17
Greenwood Village                     Tempe, AZ                                        -      2,118,781.00        17,274,215.96
Grey Eagle                            Greenville, SC                                   -        727,600.00         6,547,650.42
Greystone                             Atlanta, GA                                      -      2,252,000.00         5,204,900.59
Gwinnett Crossing                     Duluth, GA                                       -      2,632,000.00        32,016,495.96
Hall Place                            Quincy, MA                                       -      3,150,800.00         5,121,949.51
Hammock's Place                       Miami, FL                                      (F)        319,180.00        12,513,466.73
Hampshire Court                       Ft. Wayne, IN                                    -        101,296.87           892,635.80
Hampshire II                          Cleveland, OH                           848,922.47        126,231.36         1,112,035.85
Hamptons                              Tacoma, WA                            5,762,491.36      1,119,200.00        10,075,844.29
Harbinwood                            Atlanta, GA                           1,598,881.20        236,760.99         2,086,122.35
Harbor Pointe                         Milwaukee, WI                        12,000,000.00      2,979,800.00        22,096,545.77
Harborview                            San Pedro, CA                        11,893,332.34      6,402,500.00        12,629,461.89
Harbour Town                          Boca Raton, FL                                   -     11,760,000.00        20,190,752.11
Harrison Park                         Tucson, AZ                                     (M)      1,265,094.00        16,342,321.80




                                                                   COST CAPITALIZED
                                                                     SUBSEQUENT TO                           GROSS AMOUNT CARRIED
                                                                       ACQUISITION                               AT CLOSE OF
                   DESCRIPTION                                    (IMPROVEMENTS, NET) (H)                      PERIOD 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             BUILDING &                                BUILDING &
APARTMENT NAME                        LOCATION                     LAND       FIXTURES                    LAND        FIXTURES (A)
-----------------------------------------------------------------------------------------------------------------------------------
Forest Ridge I & II                   Arlington, TX                 -       1,509,604.07            2,362,700.00      22,772,898.59
Forest Valley                         San Antonio, TX               -         341,101.16              590,000.00       5,651,429.02
Forest Village                        Macon, GA                     -          39,864.69              224,021.80       2,013,740.90
Forsythia Court (KY)                  Louisville, KY                -          54,439.58              279,450.32       2,516,626.40
Forsythia Court (MD)                  Baltimore, MD                 -         116,632.09              251,955.21       2,336,732.08
Forsythia Court II (MD)               Baltimore, MD                 -         104,610.70              239,833.55       2,217,949.65
Fountain Creek                        Phoenix, AZ                   -         729,068.97              686,500.00       6,906,988.76
Fountain Place I                      Eden Prairie, MN              -         590,251.12            2,405,068.29      22,284,368.02
Fountain Place II                     Eden Prairie, MN              -         232,631.03            1,231,349.55      11,327,964.41
Fountainhead I                        San Antonio, TX               -         138,558.30            1,205,816.00       5,340,056.79
Fountainhead II                       San Antonio, TX               -         739,020.99            1,205,817.00       5,269,815.56
Fountainhead III                      San Antonio, TX               -         789,443.57            1,205,816.00       5,188,536.07
Fountains at Flamingo                 Las Vegas, NV                 -       1,044,927.95            3,183,100.00      29,695,003.47
Four Lakes                            Lisle, IL                     -      10,098,878.81            2,465,000.00      23,190,477.77
Four Lakes 5                          Lisle, IL                     -       1,481,524.91              600,000.00      20,199,457.66
Four Winds                            Fall River, MA                -          12,003.74            1,370,842.90       9,186,106.25
Fox Hill Apartments                   Enfield, CT                   -          10,912.53            1,129,018.28       7,566,650.22
Fox Hill Commons                      Vernon, CT                    -          13,355.87              478,502.81       3,215,643.89
Fox Run (WA)                          Federal Way, WA               -         630,834.03              639,700.00       6,395,851.85
Foxchase                              Grand Prairie, TX             -         650,585.21              781,700.00       8,271,780.92
Foxcroft                              Scarborough, ME               -         266,502.71              523,400.00       4,793,911.68
Foxhaven                              Canton, OH                    -         104,661.54              256,820.91       2,367,833.64
Foxton (MI)                           Detriot, MI                   -          34,355.87              156,362.50       1,412,179.86
Foxton II (OH)                        Dayton, OH                    -          48,116.22              165,805.54       1,508,948.69
Garden Court                          Detriot, MI                   -          56,214.20              351,531.69       3,153,104.53
Garden Lake                           Riverdale, GA                 -         417,266.28            1,466,900.00      13,603,982.34
Garden Terrace I                      Tampa, FL                     -          59,185.04               93,143.89         879,884.26
Garden Terrace II                     Tampa, FL                     -          46,324.10               97,119.68         902,054.31
Gatehouse at Pine Lake                Plantation , FL               -         670,893.05            1,896,600.00      17,741,687.61
Gatehouse on the Green                Pembroke Pines, FL            -       1,002,201.45            2,228,200.00      21,058,471.67
Gates at Carlson Center               Minnetonka, MN                -         826,956.38            4,355,200.00      24,629,773.15
Gates of Redmond                      Redmond, WA                   -         341,183.61            2,306,100.00      12,421,843.50
Gateway Villas                        Scottsdale, AZ                -         176,642.31            1,431,048.00      15,103,474.82
Geary Court Yard                      San Francisco, CA             -         292,167.69            1,722,400.00      15,763,596.85
Gentian Oaks                          Columbus, GA                  -          48,237.64              169,268.49       1,539,677.50
Georgian Woods Combined (REIT)        Wheaton, MD                   -       2,341,890.09            5,038,400.00      31,179,258.91
Glastonbury Center                    Glastonbury, CT               -          15,819.35              852,606.10       5,721,721.74
Glen Arm Manor                        Albany, GA                    -          36,511.48              166,498.48       1,503,394.56
Glen Eagle                            Greenville, SC                -         191,453.75              835,900.00       7,714,697.33
Glen Grove                            Wellesley, MA                 -          39,012.28            1,344,601.04       9,037,496.15
Glen Meadow                           Franklin, MA                  -         403,979.83            2,339,330.34      16,059,498.26
GlenGarry Club                        Bloomingdale, IL              -         846,195.96            3,129,700.00      16,654,084.60
Glenlake                              Glendale Heights. IL          -         680,942.10            5,041,700.00      17,352,911.96
Glenview                              Huntsville, AL                -          50,015.48              184,451.17       1,675,231.35
Glenwood Village                      Macon, GA                     -          29,030.90              167,778.79       1,507,644.88
Gosnold Grove                         East Falmouth, MA             -           6,328.75              124,295.62         838,153.27
Governor's Pointe                     Roswell, GA                   -       1,346,479.18            3,746,600.00      25,857,590.74
Granada Highlands                     Malden, MA                    -         354,312.48           28,210,000.00     100,298,888.94
Grandview I & II                      Las Vegas, NV                 -         385,914.14            2,333,300.00      15,913,100.96
Greenbriar (AL)                       Montgomery, AL (V)            -          46,564.22               94,355.62       2,146,689.43
Greenbriar Glen                       Altlanta, GA                  -          22,707.33              227,701.24       2,028,953.43
Greenfield Village                    Rocky Hill , CT               -          13,463.33              911,534.03       6,113,729.55
Greengate                             Marietta, GA                  -       1,442,639.39              132,978.82       2,968,644.39
Greengate (FL)                        W. Palm Beach, FL             -          19,574.99            2,500,000.00       1,631,355.93
Greenglen (Day)                       Dayton, OH                    -          54,202.98              204,289.28       1,854,375.16
Greenglen II (Lim)                    Lima, OH                      -           9,951.13               87,335.04         779,468.06
Greenglen II (Tol)                    Toledo, OH                    -          19,784.27              162,263.62       1,449,503.60
Greenhaven                            Union City, CA                -         400,955.17            7,507,000.00      15,611,353.92
Greenhouse - Frey Road                Atlanta, GA                   -       1,798,581.67            2,467,200.00      23,986,024.92
Greenhouse - Holcomb Bridge           Atlanta, GA                   -       1,640,928.09            2,143,300.00      20,932,355.26
Greenhouse - Roswell                  Atlanta, GA                   -       1,174,883.12            1,220,000.00      12,149,610.51
Greentree 1                           Glen Burnie, MD               -         627,237.75            3,912,968.00      12,409,797.59
Greentree 2                           Glen Burnie, MD               -         275,234.16            2,700,000.00       8,521,970.81
Greentree 3                           Glen Burnie, MD               -         194,184.04            2,380,443.00       7,463,017.07
Greentree I (GA) (REIT)               Thomasville, GA               -                  -               84,750.00         762,659.20
Greentree II (GA) (REIT)              Thomasville, GA               -                  -               81,000.00         729,283.17
Greenwood Village                     Tempe, AZ                     -         620,533.11            2,118,781.00      17,894,749.07
Grey Eagle                            Greenville, SC                -         170,308.46              727,600.00       6,717,958.88
Greystone                             Atlanta, GA                   -       1,409,728.97            2,252,000.00       6,614,629.56
Gwinnett Crossing                     Duluth, GA                    -         748,253.50            2,632,000.00      32,764,749.46
Hall Place                            Quincy, MA                    -         137,872.60            3,150,800.00       5,259,822.11
Hammock's Place                       Miami, FL                     -         769,890.89              319,180.00      13,283,357.62
Hampshire Court                       Ft. Wayne, IN                 -          23,586.45              101,296.87         916,222.25
Hampshire II                          Cleveland, OH                 -          10,853.30              126,231.36       1,122,889.15
Hamptons                              Tacoma, WA                    -         384,673.67            1,119,200.00      10,460,517.96
Harbinwood                            Atlanta, GA                   -          58,009.57              236,760.99       2,144,131.92
Harbor Pointe                         Milwaukee, WI                 -       1,360,685.19            2,979,800.00      23,457,230.96
Harborview                            San Pedro, CA                 -         410,751.24            6,402,500.00      13,040,213.13
Harbour Town                          Boca Raton, FL                -         170,380.47           11,760,000.00      20,361,132.58
Harrison Park                         Tucson, AZ                    -         366,179.65            1,265,094.00      16,708,501.45






                                                                                                                    LIFE USED TO
                   DESCRIPTION                                                                                        COMPUTE
----------------------------------------------------------------------------------------------------------------- DEPRECIATION IN
                                                                                 ACCUMULATED         DATE OF       LATEST INCOME
APARTMENT NAME                   LOCATION                        TOTAL (B)       DEPRECIATION      CONSTRUCTION     STATEMENT (C)
---------------------------------------------------------------------------------------------------------------------------------
Forest Ridge I & II              Arlington, TX              25,135,598.59      (4,443,806.40)         1984/85        30 Years
Forest Valley                    San Antonio, TX             6,241,429.02        (841,053.27)          1983          30 Years
Forest Village                   Macon, GA                   2,237,762.70         (94,219.73)          1983          30 Years
Forsythia Court (KY)             Louisville, KY              2,796,076.72        (116,423.33)          1985          30 Years
Forsythia Court (MD)             Baltimore, MD               2,588,687.29        (106,256.34)          1986          30 Years
Forsythia Court II (MD)          Baltimore, MD               2,457,783.20        (101,302.14)          1987          30 Years
Fountain Creek                   Phoenix, AZ                 7,593,488.76      (1,531,251.51)          1984          30 Years
Fountain Place I                 Eden Prairie, MN           24,689,436.31      (2,546,839.22)          1989          30 Years
Fountain Place II                Eden Prairie, MN           12,559,313.96      (1,272,571.91)          1989          30 Years
Fountainhead I                   San Antonio, TX             6,545,872.79      (2,755,925.67)        1985/1987       30 Years
Fountainhead II                  San Antonio, TX             6,475,632.56      (2,562,320.07)        1985/1987       30 Years
Fountainhead III                 San Antonio, TX             6,394,352.07      (2,265,036.45)        1985/1987       30 Years
Fountains at Flamingo            Las Vegas, NV              32,878,103.47      (6,764,316.85)         1989-91        30 Years
Four Lakes                       Lisle, IL                  25,655,477.77     (13,438,779.09)       1968/1988*       30 Years
Four Lakes 5                     Lisle, IL                  20,799,457.66      (8,754,906.26)       1968/1988*       30 Years
Four Winds                       Fall River, MA             10,556,949.15         (55,634.00)          1987          30 Years
Fox Hill Apartments              Enfield, CT                 8,695,668.50         (46,643.00)          1974          30 Years
Fox Hill Commons                 Vernon, CT                  3,694,146.70         (19,846.00)          1965          30 Years
Fox Run (WA)                     Federal Way, WA             7,035,551.85      (1,684,396.01)          1988          30 Years
Foxchase                         Grand Prairie, TX           9,053,480.92      (1,255,038.02)          1983          30 Years
Foxcroft                         Scarborough, ME             5,317,311.68        (525,633.52)        1977/1979       30 Years
Foxhaven                         Canton, OH                  2,624,654.55        (112,048.05)          1986          30 Years
Foxton (MI)                      Detriot, MI                 1,568,542.36         (65,645.50)          1983          30 Years
Foxton II (OH)                   Dayton, OH                  1,674,754.23         (72,540.41)          1983          30 Years
Garden Court                     Detriot, MI                 3,504,636.22        (143,026.07)          1988          30 Years
Garden Lake                      Riverdale, GA              15,070,882.34      (1,691,578.77)          1991          30 Years
Garden Terrace I                 Tampa, FL                     973,028.15         (45,666.36)          1981          30 Years
Garden Terrace II                Tampa, FL                     999,173.99         (47,829.76)          1982          30 Years
Gatehouse at Pine Lake           Plantation , FL            19,638,287.61      (2,764,174.68)          1990          30 Years
Gatehouse on the Green           Pembroke Pines, FL         23,286,671.67      (3,253,645.27)          1990          30 Years
Gates at Carlson Center          Minnetonka, MN             28,984,973.15      (2,545,111.72)          1989          30 Years
Gates of Redmond                 Redmond, WA                14,727,943.50      (1,565,488.85)          1979          30 Years
Gateway Villas                   Scottsdale, AZ             16,534,522.82      (1,636,596.33)          1995          30 Years
Geary Court Yard                 San Francisco, CA          17,485,996.85      (1,741,196.03)          1990          30 Years
Gentian Oaks                     Columbus, GA                1,708,945.99         (72,885.35)          1985          30 Years
Georgian Woods Combined (REIT)   Wheaton, MD                36,217,658.91      (6,073,667.78)          1967          30 Years
Glastonbury Center               Glastonbury, CT             6,574,327.84         (34,588.00)          1962          30 Years
Glen Arm Manor                   Albany, GA                  1,669,893.04         (72,330.44)          1986          30 Years
Glen Eagle                       Greenville, SC              8,550,597.33        (972,926.27)          1990          30 Years
Glen Grove                       Wellesley, MA              10,382,097.19         (53,464.00)          1979          30 Years
Glen Meadow                      Franklin, MA               18,398,828.60         (94,975.00)          1971          30 Years
GlenGarry Club                   Bloomingdale, IL           19,783,784.60      (1,769,422.22)          1989          30 Years
Glenlake                         Glendale Heights. IL       22,394,611.96      (2,075,123.48)          1988          30 Years
Glenview                         Huntsville, AL              1,859,682.52         (82,707.23)          1986          30 Years
Glenwood Village                 Macon, GA                   1,675,423.67         (73,877.89)          1986          30 Years
Gosnold Grove                    East Falmouth, MA             962,448.89          (5,538.00)          1978          30 Years
Governor's Pointe                Roswell, GA                29,604,190.74      (3,149,416.06)        1982-1986       30 Years
Granada Highlands                Malden, MA                128,508,888.94      (4,146,489.52)          1972          30 Years
Grandview I & II                 Las Vegas, NV              18,246,400.96      (1,566,126.54)          1980          30 Years
Greenbriar (AL)                  Montgomery, AL (V)          2,241,045.05         (89,053.00)          1979          30 Years
Greenbriar Glen                  Altlanta, GA                2,256,654.67         (94,105.01)          1988          30 Years
Greenfield Village               Rocky Hill , CT             7,025,263.58         (38,085.00)          1965          30 Years
Greengate                        Marietta, GA                3,101,623.21      (1,982,144.40)          1971          30 Years
Greengate (FL)                   W. Palm Beach, FL           4,131,355.93         (24,484.71)          1987          30 Years
Greenglen (Day)                  Dayton, OH                  2,058,664.44         (88,099.12)          1983          30 Years
Greenglen II (Lim)               Lima, OH                      866,803.10         (38,294.81)          1981          30 Years
Greenglen II (Tol)               Toledo, OH                  1,611,767.22         (67,727.93)          1982          30 Years
Greenhaven                       Union City, CA             23,118,353.92      (1,383,881.04)          1983          30 Years
Greenhouse - Frey Road           Atlanta, GA                26,453,224.92      (5,990,978.33)          1985          30 Years
Greenhouse - Holcomb Bridge      Atlanta, GA                23,075,655.26      (5,320,821.17)          1985          30 Years
Greenhouse - Roswell             Atlanta, GA                13,369,610.51      (3,102,510.39)          1985          30 Years
Greentree 1                      Glen Burnie, MD            16,322,765.59        (763,412.50)          1973          30 Years
Greentree 2                      Glen Burnie, MD            11,221,970.81        (478,930.87)          1973          30 Years
Greentree 3                      Glen Burnie, MD             9,843,460.07        (443,852.29)          1973          30 Years
Greentree I (GA) (REIT)          Thomasville, GA               847,409.20                   -          1983          30 Years
Greentree II (GA) (REIT)         Thomasville, GA               810,283.17                   -          1984          30 Years
Greenwood Village                Tempe, AZ                  20,013,530.07      (2,077,094.44)          1984          30 Years
Grey Eagle                       Greenville, SC              7,445,558.88        (839,162.45)          1991          30 Years
Greystone                        Atlanta, GA                 8,866,629.56        (705,541.99)          1960          30 Years
Gwinnett Crossing                Duluth, GA                 35,396,749.46      (2,703,720.65)         1989/90        30 Years
Hall Place                       Quincy, MA                  8,410,622.11        (396,389.16)          1998          30 Years
Hammock's Place                  Miami, FL                  13,602,537.62      (3,667,511.71)          1986          30 Years
Hampshire Court                  Ft. Wayne, IN               1,017,519.12         (43,613.49)          1982          30 Years
Hampshire II                     Cleveland, OH               1,249,120.51         (53,156.81)          1981          30 Years
Hamptons                         Tacoma, WA                 11,579,717.96      (1,464,757.29)          1991          30 Years
Harbinwood                       Atlanta, GA                 2,380,892.91         (99,747.48)          1985          30 Years
Harbor Pointe                    Milwaukee, WI              26,437,030.96      (2,650,480.45)        1970/1990       30 Years
Harborview                       San Pedro, CA              19,442,713.13      (1,824,026.07)          1985          30 Years
Harbour Town                     Boca Raton, FL             32,121,132.58        (267,715.96)          1985          30 Years
Harrison Park                    Tucson, AZ                 17,973,595.45      (1,918,452.85)          1985          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------

Hartwick                              Anderson, IN                            705,677.36        123,790.52         1,090,729.42
Harvest Grove                         Conyers, GA                                      -        752,000.00        18,717,899.36
Harvest Grove I                       Columbus, OH                          1,614,975.59        170,334.08         1,500,231.87
Harvest Grove II                      Columbus, OH                          1,058,086.12        148,791.56         1,310,817.80
Hatcherway                            Jacksonville, GA                        734,798.97         96,885.44           853,716.34
Hathaway                              Long Beach, CA                                   -      2,512,500.00        22,611,911.55
Hayfield Park                         Cincinnati, KY                        1,562,348.68        261,456.81         2,303,394.44
Haywood Pointe                        Greenville, SC                                   -        480,000.00         9,163,270.88
Hearthstone                           San Antonio, TX                                  -      1,035,900.00         3,525,388.03
Heathmoore (Eva)                      Evansville, IN                        1,135,655.87        162,374.53         1,430,746.53
Heathmoore (KY)                       Louisville, KY                          910,990.13        156,839.84         1,381,729.91
Heathmoore (MI)                       Detriot, MI                           1,701,537.14        227,105.01         2,001,242.63
Heathmoore I (IN)                     Indianapolis, IN                      1,215,465.02        144,556.70         1,273,702.04
Heathmoore I (MI)                     Detriot, MI                           1,549,624.36        232,063.87         2,044,226.60
Heathmoore II (MI)                    Detriot, MI                                      -        170,432.57         1,501,696.63
Heritage Green                        Sturbridge, MA                        4,130,890.28        835,313.22         5,590,173.12
Heritage, The                         Phoenix, AZ                                    (M)      1,211,205.00        13,136,903.36
Heron Cove                            Coral Springs, FL                                -        823,000.00         8,114,761.58
Heron Pointe                          Boynton Beach, FL                                -      1,546,700.00         7,774,676.05
Heron Pointe (Atl)                    Jacksonville, Fl                      1,595,240.01        214,332.10         1,888,814.41
Heron Run                             Plantation, FL                                   -        917,800.00         9,006,476.14
Heronwood (REIT)                      Ft. Myers, FL                         1,241,556.92        146,100.00         1,315,210.70
Hessian Hills                         Charlottesville, VA (V)               5,303,229.34        181,229.43         5,117,384.31
Hickory Creek                         Richmond, VA                                     -      1,323,000.00        18,520,609.01
Hickory Mill                          Columbus, OH                          1,036,380.53        161,714.41         1,424,682.19
Hickory Mill I                        Charleston, WV                          923,656.59        129,186.80         1,138,301.52
Hickory Place                         Gainesville, GL                       1,323,345.47        192,453.32         1,695,454.44
Hickory Ridge                         Greenville, SC                                   -        288,200.00         2,591,929.81
Hidden Acres                          Sarasota, FL                          1,631,303.43        253,138.81         2,230,578.76
Hidden Lakes                          Haltom City, TX                                  -      1,872,000.00        20,242,108.80
Hidden Oaks                           Cary, NC                                         -      1,178,600.00        10,614,135.38
Hidden Palms                          Tampa, FL                                      (E)      2,049,600.00         6,345,884.76
Hidden Pines                          Orlando, FL                              19,561.52        176,307.96         1,553,565.25
Hidden Valley Club                    Ann Arbor, MI                                    -        915,000.00         7,342,020.00
High Meadow                           Ellington, CT                         4,310,355.91        583,678.94         3,906,159.08
High Points                           St. Petersburg, FL                               -        222,307.63         1,958,772.47
High River                            Tuscaloosa, AL (V)                    3,611,916.69        208,107.70         3,740,022.15
Highland Creste                       Seattle, WA                                      -        935,200.00         8,415,391.11
Highland Glen                         Westwood, MA                                     -      2,229,095.49        14,917,792.90
Highland Point                        Denver, CO                            9,391,203.77      1,631,900.00        14,684,438.62
Highline Oaks                         Denver, CO                            7,100,000.00      1,057,400.00         9,743,707.21
Hillcrest Villas                      Ft. Walton Bch., FL                     967,801.45        141,603.03         1,247,677.02
Hillside Manor                        Albany, GA                                       -        102,632.19           904,111.39
Hillside Trace                        Tampa, FL                             1,041,656.14        138,888.03         1,223,754.94
Hilltop                               Norwich, CT                           4,517,965.31        747,956.65         5,005,556.06
Holly Park                            Columbus, GA                                     -        138,417.79         1,219,561.58
Holly Ridge                           Miami, FL                                        -        295,595.67         2,603,985.01
Holly Sands I                         Ft. Walton Bch.,FL                    1,349,961.75        190,942.32         1,682,524.45
Holly Sands II                        Ft. Walton Bch., FL                   1,027,862.59        124,577.52         1,098,074.21
Horizon Place                         Tampa, FL                            12,410,206.29      2,128,000.00        12,086,936.72
Hunt Club                             Charlotte, NC                                    -      1,090,000.00        17,992,887.39
Hunter's Glen                         Chesterfield, MO                                 -        915,200.00         8,230,595.04
Hunter's Green                        Fort Worth, TX                                   -        524,300.00         3,653,480.73
Hunters Ridge                         St. Louis, MO                        11,375,000.00        994,500.00         8,927,088.34
Huntington Park                       Everett, WA                                      -      1,597,500.00        14,748,863.91
Independence Village                  Columbus, OH                                     -        226,987.89         2,000,010.69
Indian Bend                           Phoenix, AZ                                      -      1,075,700.00         9,675,133.10
Indian Lake I                         Atlanta, GA                                      -        839,668.51         7,398,394.66
Indian Ridge I (REIT)                 Tallahassee, FL                         929,581.85        135,500.00         1,218,597.92
Indian Ridge II (REIT)                Tallahassee, FL                         562,583.32         94,300.00           849,191.77
Indian Tree                           Arvada, CO                                       -        881,225.00         4,552,814.73
Indigo Springs                        Kent, WA                              7,567,046.99      1,270,500.00        11,446,901.75
Iris Glen                             Atlanta, GA                           1,764,460.54        270,458.00         2,383,029.71
Ironwood at the Ranch                 Wesminster, CO                        5,717,904.74      1,493,300.00        13,439,304.62
Isle at Arrowhead Ranch               Glendale, AZ                                     -      1,650,237.00        19,533,715.06
Ivy Place                             Atlanta, GA  (I)                                 -        802,950.00         7,228,256.57
Jaclyn Towers                         Beverly                               2,161,706.00        437,071.76         2,925,018.70
James Street Crossing                 Kent, WA                             16,379,123.00      2,081,253.61        18,748,337.37
Jefferson Way I                       Jacksonville, Fl                      1,018,947.28        147,798.72         1,302,267.82
Junipers at Yarmouth                  Yarmouth, ME                                     -      1,355,700.00         7,860,134.79
Jupiter Cove I                        W. Palm Beach, FL                     1,614,975.59        233,932.43         2,060,899.62
Jupiter Cove II                       Jupiter, FL                           1,576,597.66      1,220,000.00           483,833.40
Jupiter Cove III                      W. Palm Beach, FL                     1,699,394.65        242,009.98         2,131,721.71
Kempton Downs                         Gresham, OR                                      -      1,217,348.91        10,943,371.79
Ketwood                               Dayton, OH                                       -        266,443.18         2,347,654.75
Keystone                              Austin, TX                                       -        498,500.00         4,487,295.31
Kimmerly Glen                         Charlotte, NC                                    -      1,040,000.00        12,406,969.38
Kings Colony                          Savannah, GA                          2,055,423.31        230,149.18         2,027,865.07
Kingsport                             Alexandria, VA                                   -      1,262,250.00        12,479,294.10
Kirby Place                           Houston, TX                                    (E)      3,621,600.00        25,896,773.53




                                                                    COST CAPITALIZED
                                                                      SUBSEQUENT TO                        GROSS AMOUNT CARRIED
                                                                        ACQUISITION                            AT CLOSE OF
                   DESCRIPTION                                     (IMPROVEMENTS, NET) (H)                   PERIOD 12/31/00
---------------------------------------------------------------------------------------------------------------------------------
                                                                              BUILDING &                             BUILDING &
APARTMENT NAME                        LOCATION                      LAND       FIXTURES                LAND         FIXTURES (A)
---------------------------------------------------------------------------------------------------------------------------------
Hartwick                              Anderson, IN                   -          39,389.43           123,790.52       1,130,118.85
Harvest Grove                         Conyers, GA                    -         279,768.01           752,000.00      18,997,667.37
Harvest Grove I                       Columbus, OH                   -          87,894.03           170,334.08       1,588,125.90
Harvest Grove II                      Columbus, OH                   -          18,540.75           148,791.56       1,329,358.55
Hatcherway                            Jacksonville, GA               -          35,440.21            96,885.44         889,156.55
Hathaway                              Long Beach, CA                 -         904,849.39         2,512,500.00      23,516,760.94
Hayfield Park                         Cincinnati, KY                 -          59,009.62           261,456.81       2,362,404.06
Haywood Pointe                        Greenville, SC                 -         185,107.00           480,000.00       9,348,377.88
Hearthstone                           San Antonio, TX                -         972,536.62         1,035,900.00       4,497,924.65
Heathmoore (Eva)                      Evansville, IN                 -          17,784.72           162,374.53       1,448,531.25
Heathmoore (KY)                       Louisville, KY                 -          22,732.34           156,839.84       1,404,462.25
Heathmoore (MI)                       Detriot, MI                    -          87,840.28           227,105.01       2,089,082.91
Heathmoore I (IN)                     Indianapolis, IN               -          57,864.54           144,556.70       1,331,566.58
Heathmoore I (MI)                     Detriot, MI                    -          81,303.88           232,063.87       2,125,530.48
Heathmoore II (MI)                    Detriot, MI                    -          60,472.13           170,432.57       1,562,168.76
Heritage Green                        Sturbridge, MA                 -           1,654.34           835,313.22       5,591,827.46
Heritage, The                         Phoenix, AZ                    -         174,099.84         1,211,205.00      13,311,003.20
Heron Cove                            Coral Springs, FL              -         703,171.94           823,000.00       8,817,933.52
Heron Pointe                          Boynton Beach, FL              -         604,897.24         1,546,700.00       8,379,573.29
Heron Pointe (Atl)                    Jacksonville, Fl               -         168,724.37           214,332.10       2,057,538.78
Heron Run                             Plantation, FL                 -         872,027.93           917,800.00       9,878,504.07
Heronwood (REIT)                      Ft. Myers, FL                  -                  -           146,100.00       1,315,210.70
Hessian Hills                         Charlottesville, VA (V)        -          78,493.48           181,229.43       5,195,877.79
Hickory Creek                         Richmond, VA                   -         308,376.59         1,323,000.00      18,828,985.60
Hickory Mill                          Columbus, OH                   -          64,000.05           161,714.41       1,488,682.24
Hickory Mill I                        Charleston, WV                 -          36,236.01           129,186.80       1,174,537.53
Hickory Place                         Gainesville, GL                -         148,404.46           192,453.32       1,843,858.90
Hickory Ridge                         Greenville, SC                 -         290,589.79           288,200.00       2,882,519.60
Hidden Acres                          Sarasota, FL                   -          51,101.86           253,138.81       2,281,680.62
Hidden Lakes                          Haltom City, TX                -         215,545.39         1,872,000.00      20,457,654.19
Hidden Oaks                           Cary, NC                       -         865,727.65         1,178,600.00      11,479,863.03
Hidden Palms                          Tampa, FL                      -         688,135.31         2,049,600.00       7,034,020.07
Hidden Pines                          Orlando, FL                    -         136,761.76           176,307.96       1,690,327.01
Hidden Valley Club                    Ann Arbor, MI                  -       1,538,719.45           915,000.00       8,880,739.45
High Meadow                           Ellington, CT                  -           5,993.24           583,678.94       3,912,152.32
High Points                           St. Petersburg, FL             -         154,849.52           222,307.63       2,113,621.99
High River                            Tuscaloosa, AL (V)             -          90,945.46           208,107.70       3,830,967.61
Highland Creste                       Seattle, WA                    -         547,504.79           935,200.00       8,962,895.90
Highland Glen                         Westwood, MA                   -           2,952.72         2,229,095.49      14,920,745.62
Highland Point                        Denver, CO                     -         594,229.55         1,631,900.00      15,278,668.17
Highline Oaks                         Denver, CO                     -         514,574.18         1,057,400.00      10,258,281.39
Hillcrest Villas                      Ft. Walton Bch., FL            -          53,736.05           141,603.03       1,301,413.07
Hillside Manor                        Albany, GA                     -          48,650.15           102,632.19         952,761.54
Hillside Trace                        Tampa, FL                      -          65,676.17           138,888.03       1,289,431.11
Hilltop                               Norwich, CT                    -          11,023.71           747,956.65       5,016,579.77
Holly Park                            Columbus, GA                   -          58,909.52           138,417.79       1,278,471.10
Holly Ridge                           Miami, FL                      -          25,111.98           295,595.67       2,629,096.99
Holly Sands I                         Ft. Walton Bch.,FL             -          69,180.91           190,942.32       1,751,705.36
Holly Sands II                        Ft. Walton Bch., FL            -          27,228.61           124,577.52       1,125,302.82
Horizon Place                         Tampa, FL                      -         377,336.24         2,128,000.00      12,464,272.96
Hunt Club                             Charlotte, NC                  -         281,730.30         1,090,000.00      18,274,617.69
Hunter's Glen                         Chesterfield, MO               -         868,195.76           915,200.00       9,098,790.80
Hunter's Green                        Fort Worth, TX                 -         759,634.19           524,300.00       4,413,114.92
Hunters Ridge                         St. Louis, MO                  -         671,855.25           994,500.00       9,598,943.59
Huntington Park                       Everett, WA                    -         385,099.78         1,597,500.00      15,133,963.69
Independence Village                  Columbus, OH                   -          74,632.31           226,987.89       2,074,643.00
Indian Bend                           Phoenix, AZ                    -       1,486,814.80         1,075,700.00      11,161,947.90
Indian Lake I                         Atlanta, GA                    -         166,121.65           839,668.51       7,564,516.31
Indian Ridge I (REIT)                 Tallahassee, FL                -                  -           135,500.00       1,218,597.92
Indian Ridge II (REIT)                Tallahassee, FL                -                  -            94,300.00         849,191.77
Indian Tree                           Arvada, CO                     -         942,385.22           881,225.00       5,495,199.95
Indigo Springs                        Kent, WA                       -         975,310.05         1,270,500.00      12,422,211.80
Iris Glen                             Atlanta, GA                    -          33,447.76           270,458.00       2,416,477.47
Ironwood at the Ranch                 Wesminster, CO                 -         326,474.71         1,493,300.00      13,765,779.33
Isle at Arrowhead Ranch               Glendale, AZ                   -         155,367.43         1,650,237.00      19,689,082.49
Ivy Place                             Atlanta, GA  (I)               -         704,006.10           802,950.00       7,932,262.67
Jaclyn Towers                         Beverly                        -             110.38           437,071.76       2,925,129.08
James Street Crossing                 Kent, WA                       -         494,055.31         2,081,253.61      19,242,392.68
Jefferson Way I                       Jacksonville, Fl               -          42,689.73           147,798.72       1,344,957.55
Junipers at Yarmouth                  Yarmouth, ME                   -         602,959.32         1,355,700.00       8,463,094.11
Jupiter Cove I                        W. Palm Beach, FL              -         110,258.65           233,932.43       2,171,158.27
Jupiter Cove II                       Jupiter, FL                    -          14,755.25         1,220,000.00         498,588.65
Jupiter Cove III                      W. Palm Beach, FL              -          67,951.74           242,009.98       2,199,673.45
Kempton Downs                         Gresham, OR                    -       1,191,661.12         1,217,348.91      12,135,032.91
Ketwood                               Dayton, OH                     -          69,260.99           266,443.18       2,416,915.74
Keystone                              Austin, TX                     -         780,971.98           498,500.00       5,268,267.29
Kimmerly Glen                         Charlotte, NC                  -         193,325.92         1,040,000.00      12,600,295.30
Kings Colony                          Savannah, GA                   -          58,568.68           230,149.18       2,086,433.75
Kingsport                             Alexandria, VA                 -       1,122,637.50         1,262,250.00      13,601,931.60
Kirby Place                           Houston, TX                    -         362,663.37         3,621,600.00      26,259,436.90





                                                                                                                      LIFE USED TO
                DESCRIPTION                                                                                             COMPUTE
------------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                  ACCUMULATED           DATE OF      LATEST INCOME
APARTMENT NAME                 LOCATION                           TOTAL (B)       DEPRECIATION       CONSTRUCTION    STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Hartwick                       Anderson, IN                    1,253,909.37         (54,859.48)          1982          30 Years
Harvest Grove                  Conyers, GA                    19,749,667.37      (1,577,116.58)          1986          30 Years
Harvest Grove I                Columbus, OH                    1,758,459.98         (76,341.39)          1986          30 Years
Harvest Grove II               Columbus, OH                    1,478,150.11         (62,659.19)          1987          30 Years
Hatcherway                     Jacksonville, GA                  986,041.99         (45,675.12)          1986          30 Years
Hathaway                       Long Beach, CA                 26,029,260.94      (4,715,481.91)          1987          30 Years
Hayfield Park                  Cincinnati, KY                  2,623,860.87        (110,257.95)          1986          30 Years
Haywood Pointe                 Greenville, SC                  9,828,377.88        (786,917.11)          1985          30 Years
Hearthstone                    San Antonio, TX                 5,533,824.65      (1,377,527.34)          1982          30 Years
Heathmoore (Eva)               Evansville, IN                  1,610,905.78         (69,105.15)          1984          30 Years
Heathmoore (KY)                Louisville, KY                  1,561,302.09         (66,414.81)          1983          30 Years
Heathmoore (MI)                Detriot, MI                     2,316,187.92         (96,630.91)          1983          30 Years
Heathmoore I (IN)              Indianapolis, IN                1,476,123.28         (64,740.23)          1983          30 Years
Heathmoore I (MI)              Detriot, MI                     2,357,594.35         (97,609.50)          1986          30 Years
Heathmoore II (MI)             Detriot, MI                     1,732,601.33         (72,325.07)          1986          30 Years
Heritage Green                 Sturbridge, MA                  6,427,140.68         (34,695.00)          1974          30 Years
Heritage, The                  Phoenix, AZ                    14,522,208.20      (1,468,388.76)          1995          30 Years
Heron Cove                     Coral Springs, FL               9,640,933.52      (2,246,336.50)          1987          30 Years
Heron Pointe                   Boynton Beach, FL               9,926,273.29      (1,255,135.12)          1989          30 Years
Heron Pointe (Atl)             Jacksonville, Fl                2,271,870.88        (101,983.16)          1986          30 Years
Heron Run                      Plantation, FL                 10,796,304.07      (2,535,316.23)          1987          30 Years
Heronwood (REIT)               Ft. Myers, FL                   1,461,310.70                   -          1982          30 Years
Hessian Hills                  Charlottesville, VA (V)         5,377,107.22        (206,579.00)          1966          30 Years
Hickory Creek                  Richmond, VA                   20,151,985.60      (1,559,516.92)          1984          30 Years
Hickory Mill                   Columbus, OH                    1,650,396.65         (73,361.39)          1980          30 Years
Hickory Mill I                 Charleston, WV                  1,303,724.33         (55,217.87)          1983          30 Years
Hickory Place                  Gainesville, GL                 2,036,312.22         (84,032.61)          1983          30 Years
Hickory Ridge                  Greenville, SC                  3,170,719.60        (381,063.34)          1968          30 Years
Hidden Acres                   Sarasota, FL                    2,534,819.43        (108,737.20)          1987          30 Years
Hidden Lakes                   Haltom City, TX                22,329,654.19      (1,637,699.44)          1996          30 Years
Hidden Oaks                    Cary, NC                       12,658,463.03      (1,491,631.95)          1988          30 Years
Hidden Palms                   Tampa, FL                       9,083,620.07        (971,559.67)          1986          30 Years
Hidden Pines                   Orlando, FL                     1,866,634.97         (78,631.21)          1981          30 Years
Hidden Valley Club             Ann Arbor, MI                   9,795,739.45      (5,688,379.98)          1973          30 Years
High Meadow                    Ellington, CT                   4,495,831.26         (24,479.00)          1975          30 Years
High Points                    St. Petersburg, FL              2,335,929.62         (99,624.70)          1986          30 Years
High River                     Tuscaloosa, AL (V)              4,039,075.31        (156,273.00)          1978          30 Years
Highland Creste                Seattle, WA                     9,898,095.90      (1,327,187.59)          1989          30 Years
Highland Glen                  Westwood, MA                   17,149,841.11         (87,877.00)          1979          30 Years
Highland Point                 Denver, CO                     16,910,568.17      (2,072,607.34)          1984          30 Years
Highline Oaks                  Denver, CO                     11,315,681.39      (1,390,074.46)          1986          30 Years
Hillcrest Villas               Ft. Walton Bch., FL             1,443,016.10         (63,495.35)          1985          30 Years
Hillside Manor                 Albany, GA                      1,055,393.73         (48,986.55)          1985          30 Years
Hillside Trace                 Tampa, FL                       1,428,319.14         (62,181.87)          1987          30 Years
Hilltop                        Norwich, CT                     5,764,536.42         (31,142.00)          1987          30 Years
Holly Park                     Columbus, GA                    1,416,888.89         (62,847.91)          1985          30 Years
Holly Ridge                    Miami, FL                       2,924,692.66        (121,413.22)          1986          30 Years
Holly Sands I                  Ft. Walton Bch.,FL              1,942,647.68         (85,109.69)          1985          30 Years
Holly Sands II                 Ft. Walton Bch., FL             1,249,880.34         (54,264.31)          1986          30 Years
Horizon Place                  Tampa, FL                      14,592,272.96      (1,078,843.31)          1985          30 Years
Hunt Club                      Charlotte, NC                  19,364,617.69      (1,496,184.07)          1990          30 Years
Hunter's Glen                  Chesterfield, MO               10,013,990.80      (1,586,338.69)          1985          30 Years
Hunter's Green                 Fort Worth, TX                  4,937,414.92      (1,487,411.46)          1981          30 Years
Hunters Ridge                  St. Louis, MO                  10,593,443.59      (1,390,810.56)        1986-1987       30 Years
Huntington Park                Everett, WA                    16,731,463.69      (3,835,712.18)          1991          30 Years
Independence Village           Columbus, OH                    2,301,630.89        (101,703.05)          1978          30 Years
Indian Bend                    Phoenix, AZ                    12,237,647.90      (2,985,683.85)          1973          30 Years
Indian Lake I                  Atlanta, GA                     8,404,184.82        (349,592.89)          1987          30 Years
Indian Ridge I (REIT)          Tallahassee, FL                 1,354,097.92                   -          1981          30 Years
Indian Ridge II (REIT)         Tallahassee, FL                   943,491.77                   -          1982          30 Years
Indian Tree                    Arvada, CO                      6,376,424.95      (1,793,745.53)          1983          30 Years
Indigo Springs                 Kent, WA                       13,692,711.80      (1,932,742.46)          1991          30 Years
Iris Glen                      Atlanta, GA                     2,686,935.47        (111,766.24)          1984          30 Years
Ironwood at the Ranch          Wesminster, CO                 15,259,079.33      (1,857,556.25)          1986          30 Years
Isle at Arrowhead Ranch        Glendale, AZ                   21,339,319.49      (2,151,387.32)          1996          30 Years
Ivy Place                      Atlanta, GA  (I)                8,735,212.67      (1,383,947.12)          1978          30 Years
Jaclyn Towers                  Beverly                         3,362,200.84         (19,028.00)          1976          30 Years
James Street Crossing          Kent, WA                       21,323,646.29      (2,184,250.64)          1989          30 Years
Jefferson Way I                Jacksonville, Fl                1,492,756.27         (64,307.37)          1987          30 Years
Junipers at Yarmouth           Yarmouth, ME                    9,818,794.11      (1,241,647.00)          1970          30 Years
Jupiter Cove I                 W. Palm Beach, FL               2,405,090.70        (103,558.97)          1987          30 Years
Jupiter Cove II                Jupiter, FL                     1,718,588.65          (8,446.90)          1987          30 Years
Jupiter Cove III               W. Palm Beach, FL               2,441,683.43        (101,597.37)          1987          30 Years
Kempton Downs                  Gresham, OR                    13,352,381.82      (2,833,107.11)          1990          30 Years
Ketwood                        Dayton, OH                      2,683,358.92        (113,786.99)          1979          30 Years
Keystone                       Austin, TX                      5,766,767.29      (1,405,017.22)          1981          30 Years
Kimmerly Glen                  Charlotte, NC                  13,640,295.30      (1,047,628.37)          1986          30 Years
Kings Colony                   Savannah, GA                    2,316,582.93        (100,232.76)          1987          30 Years
Kingsport                      Alexandria, VA                 14,864,181.60      (3,407,038.74)          1986          30 Years
Kirby Place                    Houston, TX                    29,881,036.90      (3,020,200.90)          1994          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND               FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Knox Landing                          Knoxville, TN                         1,524,514.35        158,588.62         1,397,353.53
La Costa Brava (ORL)                  Orlando, FL                                      -        206,626.00         4,610,502.00
La Mariposa                           Mesa, AZ                                       (M)      2,047,539.00        12,466,128.12
La Mirage                             San Diego, CA                        19,797,334.18     34,895,200.00       115,374,877.38
La Reserve                            Oro Valley, AZ                                 (M)      3,264,562.00         4,936,545.77
La Tour Fontaine                      Houston, TX                           9,503,486.82      2,916,000.00        15,917,178.19
Ladera                                Mesa, AZ                             10,259,754.19      2,978,879.00        20,640,453.27
Lake Point                            Charlotte, NC                                    -      1,058,975.00        13,587,337.70
Lakes at Vinings                      Atlanta, GA                          21,999,649.44      6,498,000.00        21,832,252.08
Lakeshore at Preston                  Plano, TX                            12,797,633.71      3,325,800.00        15,208,347.74
Lakeshore I (GA)                      Chattanooga, TN                       1,224,315.66        169,374.96         1,492,377.98
Lakeville Resort                      Petaluma, CA                         20,224,701.78      2,736,500.00        24,610,650.73
Lakewood Greens                       Dallas, TX                            8,209,109.62      2,019,600.00         9,026,906.66
Lakewood Oaks                         Dallas, TX                                       -      1,631,600.00        14,686,191.51
Landera                               San Antonio, TX                                  -        766,300.00         6,896,811.43
Landings (FL), The                    Winterhaven, FL                         703,046.13        130,953.32         1,153,841.50
Landings (TN)                         Memphis, TN                                      -      1,314,000.00        14,090,108.94
Landings at Port Imperial             W. New York, NJ                                  -     27,246,045.14        37,740,684.22
Larkspur I (Hil)                      Hillard, OH                                      -        179,628.06         1,582,518.99
Larkspur I (Mor)                      Dayton, OH                              444,163.12         55,416.09           488,276.16
Larkspur II                           Dayton, OH                                       -         29,907.55           263,518.09
Larkspur Shores                       Hillard, OH                                      -     17,107,300.00        31,399,237.02
Larkspur Woods                        Sacramento, CA                                 (E)      5,802,900.00        14,576,106.49
Laurel Bay                            Detroit, MI                                      -        186,003.87         1,639,365.78
Laurel Court                          Toledo, OH                            1,101,119.78        135,735.62         1,195,978.76
Laurel Gardens                        Coral Springs, FL                                -      4,800,000.00        25,942,631.08
Laurel Glen                           Atlanta, GA                           1,685,691.99        289,509.11         2,550,890.77
Laurel Ridge                          Chapel Hill, NC                                  -        182,550.75         3,594,635.00
Legacy at Cherry Creek                Denver, CO                                       -      5,490,000.00        18,129,059.26
Legends                               Tucson, AZ                                       -      2,729,788.00        17,911,434.14
Lexington Farm                        Alpharetta, GA                       18,256,395.83      3,521,900.00        21,449,708.40
Lexington Glen                        Atlanta, GA                                      -      5,760,000.00        40,190,507.44
Lexington Park                        Orlando, FL                                      -      2,016,000.00        12,346,725.62
Lincoln Green I                       San Antonio, TX                                  -        947,366.00         5,858,159.69
Lincoln Green II                      San Antonio, TX                                  -      1,052,340.00         5,194,696.96
Lincoln Green III                     San Antonio, TX                       3,510,000.00        536,010.00         1,822,161.35
Lincoln Heights                       Quincy, MA                           20,837,202.51      5,928,400.00        33,595,261.97
Lindendale                            Columbus, OH                          1,359,384.48        209,158.53         1,842,815.57
Link Terrace                          Savannah, GA                            883,102.55        121,838.57         1,073,580.55
Little Cottonwoods                    Tempe, AZ                                      (M)      3,050,133.00        26,991,689.47
Lodge (OK), The                       Tulsa, OK                                        -        313,371.00         3,023,363.29
Lodge (TX), The                       San Antonio, TX                                  -      1,363,636.00         8,737,564.48
Lofton Place                          Tampa, FL                                        -      2,240,000.00        16,679,214.01
Longfellow Glen                       Sudbury, MA                           5,035,380.57      1,094,273.45         7,323,214.65
Longfellow Place                      Boston, MA (U)                                   -     53,164,160.00       183,940,618.58
Longwood                              Decatur, GA                                      -      1,454,048.00        13,087,837.00
Longwood (KY)                         Lexington,KY                            928,712.49        146,309.02         1,289,041.95
Loomis Manor                          West Hartford, CT                     1,768,351.00        422,350.36         2,826,498.59
Madison at Cedar Springs              Dallas, TX                           15,849,712.86      2,470,000.00        33,194,620.41
Madison at Chase Oaks                 Plano, TX                                        -      3,055,000.00        28,932,884.84
Madison at River Sound                Lawrenceville, GA                                -      3,666,999.30        47,387,106.44
Madison at Round Grove                Austin, TX                           14,680,520.38      2,626,000.00        25,682,373.18
Madison at Scofield Farms             Austin, TX                           12,895,681.37      2,080,000.00        14,597,971.03
Madison at Stone Creek                Lewisville, TX                                   -      2,535,000.00        22,611,699.63
Madison at the Arboretum              Austin, TX                                       -      1,046,500.00         9,638,268.79
Madison at Walnut Creek               Austin, TX                                     (E)      2,737,600.00        14,623,573.62
Madison at Wells Branch               Austin, TX                           13,998,877.89      2,400,000.00        16,370,878.87
Madison on Melrose                    Richardson, TX                                   -      1,300,000.00        15,096,550.79
Madison on the Parkway                Dallas, TX                                       -      2,444,000.00        22,505,043.24
Mallard Cove                          Greenville, SC                                   -        813,350.00         7,321,951.26
Mallard Cove at Conway                Orlando, FL  (Y)                                 -        600,000.00         2,555,069.00
Mallgate                              Louisville, KY                                   -                 -         6,702,515.00
Manchester (REIT)                     Jacksonville, Fl                      1,278,237.90        184,100.00         1,657,193.63
Marabou Mills I                       Indianpolis, IN                       1,389,764.46        224,177.96         1,974,952.13
Marabou Mills II                      Indianpolis, IN                                  -        192,186.25         1,693,220.33
Marabou Mills III                     Indianpolis, IN                       1,165,772.80        171,556.72         1,511,601.62
Mariner Club (FL)                     Pembroke Pines, FL                    9,408,850.36      1,824,500.00        20,771,566.44
Mariners Wharf                        Orange Park, FL                                  -      1,861,200.00        16,744,951.02
Mark Landing I                        Miami, FL                             1,295,063.38        191,985.73         1,691,253.52
Marks                                 Englewood, CO                        20,515,000.00      4,928,500.00        44,621,813.77
Marquessa                             Corona Hills, CA                               (S)      6,888,500.00        21,604,583.64
Marsh Landing I                       Brunswick, GA                                    -        133,192.75         1,173,573.30
Marshlanding II                       Brunswick, GA                           940,149.20        111,187.09           979,679.39
Martha Lake                           Seattle, WA                                      -        821,200.00         7,405,070.49
Martins Landing                       Roswell, GA                          12,602,037.85      4,802,000.00        12,899,971.68
McAlpine Ridge                        Charlotte, NC                                    -      1,284,000.00        11,557,251.77
McDowell Place                        Naperville, IL                       15,207,124.60      2,580,400.00        23,209,628.88
Meadowland                            Athens, GA                                       -        152,394.70         1,342,663.37
Meadowood (Cin)                       Cincinnati, OH                                   -        330,734.47         2,913,731.09
Meadowood (Cra)                       Indianpolis, IN                       1,081,801.59        132,470.53         1,167,168.72




                                                                  COST CAPITALIZED
                                                                    SUBSEQUENT TO                        GROSS AMOUNT CARRIED
                                                                     ACQUISITION                             AT CLOSE OF
                   DESCRIPTION                                  (IMPROVEMENTS, NET) (H)                    PERIOD 12/31/00
---------------------------------------------------------------------------------------------------------------------------------
                                                                            BUILDING &                                BUILDING &
APARTMENT NAME                        LOCATION                   LAND        FIXTURES                 LAND           FIXTURES (A)
---------------------------------------------------------------------------------------------------------------------------------
Knox Landing                          Knoxville, TN               -          48,038.94              158,588.62       1,445,392.47
La Costa Brava (ORL)                  Orlando, FL                 -       2,977,820.86              206,626.00       7,588,322.86
La Mariposa                           Mesa, AZ                    -         504,211.41            2,047,539.00      12,970,339.53
La Mirage                             San Diego, CA               -       1,713,420.39           34,895,200.00     117,088,297.77
La Reserve                            Oro Valley, AZ              -         341,554.98            3,264,562.00       5,278,100.75
La Tour Fontaine                      Houston, TX                 -         143,744.36            2,916,000.00      16,060,922.55
Ladera                                Mesa, AZ                    -         196,417.54            2,978,879.00      20,836,870.81
Lake Point                            Charlotte, NC               -         207,898.16            1,058,975.00      13,795,235.86
Lakes at Vinings                      Atlanta, GA                 -         893,198.74            6,498,000.00      22,725,450.82
Lakeshore at Preston                  Plano, TX                   -         280,640.34            3,325,800.00      15,488,988.08
Lakeshore I (GA)                      Chattanooga, TN             -         114,427.21              169,374.96       1,606,805.19
Lakeville Resort                      Petaluma, CA                -       1,413,691.30            2,736,500.00      26,024,342.03
Lakewood Greens                       Dallas, TX                  -         317,780.80            2,019,600.00       9,344,687.46
Lakewood Oaks                         Dallas, TX                  -       1,210,420.32            1,631,600.00      15,896,611.83
Landera                               San Antonio, TX             -         436,717.68              766,300.00       7,333,529.11
Landings (FL), The                    Winterhaven, FL             -          64,912.07              130,953.32       1,218,753.57
Landings (TN)                         Memphis, TN                 -         423,112.83            1,314,000.00      14,513,221.77
Landings at Port Imperial             W. New York, NJ             -        (16,800.00)           27,246,045.14      37,723,884.22
Larkspur I (Hil)                      Hillard, OH                 -          37,098.81              179,628.06       1,619,617.80
Larkspur I (Mor)                      Dayton, OH                  -          19,420.35               55,416.09         507,696.51
Larkspur II                           Dayton, OH                  -           1,205.44               29,907.55         264,723.53
Larkspur Shores                       Hillard, OH                 -       2,381,278.24           17,107,300.00      33,780,515.26
Larkspur Woods                        Sacramento, CA              -         454,049.91            5,802,900.00      15,030,156.40
Laurel Bay                            Detroit, MI                 -          11,700.21              186,003.87       1,651,065.99
Laurel Court                          Toledo, OH                  -          20,960.81              135,735.62       1,216,939.57
Laurel Gardens                        Coral Springs, FL           -         580,224.69            4,800,000.00      26,522,855.77
Laurel Glen                           Atlanta, GA                 -          28,065.50              289,509.11       2,578,956.27
Laurel Ridge                          Chapel Hill, NC             -       1,569,165.79              182,550.75       5,163,800.79
Legacy at Cherry Creek                Denver, CO                  -           1,567.79            5,490,000.00      18,130,627.05
Legends                               Tucson, AZ                  -         288,386.15            2,729,788.00      18,199,820.29
Lexington Farm                        Alpharetta, GA              -         237,750.59            3,521,900.00      21,687,458.99
Lexington Glen                        Atlanta, GA                 -         371,632.91            5,760,000.00      40,562,140.35
Lexington Park                        Orlando, FL                 -         618,280.16            2,016,000.00      12,965,005.78
Lincoln Green I                       San Antonio, TX             -         446,531.44              947,366.00       6,304,691.13
Lincoln Green II                      San Antonio, TX             -       1,100,794.99            1,052,340.00       6,295,491.95
Lincoln Green III                     San Antonio, TX             -         416,250.35              536,010.00       2,238,411.70
Lincoln Heights                       Quincy, MA                  -         346,924.72            5,928,400.00      33,942,186.69
Lindendale                            Columbus, OH                -          74,228.30              209,158.53       1,917,043.87
Link Terrace                          Savannah, GA                -          67,507.51              121,838.57       1,141,088.06
Little Cottonwoods                    Tempe, AZ                   -         640,042.21            3,050,133.00      27,631,731.68
Lodge (OK), The                       Tulsa, OK                   -       1,166,891.50              313,371.00       4,190,254.79
Lodge (TX), The                       San Antonio, TX             -         853,574.27            1,363,636.00       9,591,138.75
Lofton Place                          Tampa, FL                   -         663,874.91            2,240,000.00      17,343,088.92
Longfellow Glen                       Sudbury, MA                 -          51,737.52            1,094,273.45       7,374,952.17
Longfellow Place                      Boston, MA (U)              -       2,622,297.28           53,164,160.00     186,562,915.86
Longwood                              Decatur, GA                 -         565,436.78            1,454,048.00      13,653,273.78
Longwood (KY)                         Lexington,KY                -          36,431.56              146,309.02       1,325,473.51
Loomis Manor                          West Hartford, CT           -          12,910.70              422,350.36       2,839,409.29
Madison at Cedar Springs              Dallas, TX                  -         142,592.13            2,470,000.00      33,337,212.54
Madison at Chase Oaks                 Plano, TX                   -         330,639.67            3,055,000.00      29,263,524.51
Madison at River Sound                Lawrenceville, GA           -         162,012.38            3,666,999.30      47,549,118.82
Madison at Round Grove                Austin, TX                  -         288,159.80            2,626,000.00      25,970,532.98
Madison at Scofield Farms             Austin, TX                  -          18,533.33            2,080,000.00      14,616,504.36
Madison at Stone Creek                Lewisville, TX              -         296,852.62            2,535,000.00      22,908,552.25
Madison at the Arboretum              Austin, TX                  -         263,488.57            1,046,500.00       9,901,757.36
Madison at Walnut Creek               Austin, TX                  -         389,353.44            2,737,600.00      15,012,927.06
Madison at Wells Branch               Austin, TX                  -          17,121.32            2,400,000.00      16,388,000.19
Madison on Melrose                    Richardson, TX              -         123,185.60            1,300,000.00      15,219,736.39
Madison on the Parkway                Dallas, TX                  -         229,216.30            2,444,000.00      22,734,259.54
Mallard Cove                          Greenville, SC              -         841,307.04              813,350.00       8,163,258.30
Mallard Cove at Conway                Orlando, FL  (Y)            -       5,105,784.24              600,000.00       7,660,853.24
Mallgate                              Louisville, KY              -       4,723,736.63                       -      11,426,251.63
Manchester (REIT)                     Jacksonville, Fl            -                  -              184,100.00       1,657,193.63
Marabou Mills I                       Indianpolis, IN             -         114,211.32              224,177.96       2,089,163.45
Marabou Mills II                      Indianpolis, IN             -          81,415.42              192,186.25       1,774,635.75
Marabou Mills III                     Indianpolis, IN             -          62,488.76              171,556.72       1,574,090.38
Mariner Club (FL)                     Pembroke Pines, FL          -         300,847.77            1,824,500.00      21,072,414.21
Mariners Wharf                        Orange Park, FL             -         292,747.33            1,861,200.00      17,037,698.35
Mark Landing I                        Miami, FL                   -          39,642.30              191,985.73       1,730,895.82
Marks                                 Englewood, CO               -       1,264,993.86            4,928,500.00      45,886,807.63
Marquessa                             Corona Hills, CA            -         694,904.83            6,888,500.00      22,299,488.47
Marsh Landing I                       Brunswick, GA               -          60,054.23              133,192.75       1,233,627.53
Marshlanding II                       Brunswick, GA               -          59,758.15              111,187.09       1,039,437.54
Martha Lake                           Seattle, WA                 -         689,474.84              821,200.00       8,094,545.33
Martins Landing                       Roswell, GA                 -         389,778.94            4,802,000.00      13,289,750.62
McAlpine Ridge                        Charlotte, NC               -         952,201.11            1,284,000.00      12,509,452.88
McDowell Place                        Naperville, IL              -       1,088,997.60            2,580,400.00      24,298,626.48
Meadowland                            Athens, GA                  -          22,888.96              152,394.70       1,365,552.33
Meadowood (Cin)                       Cincinnati, OH              -          64,714.95              330,734.47       2,978,446.04
Meadowood (Cra)                       Indianpolis, IN             -          44,519.27              132,470.53       1,211,687.99





                                                                                                                    LIFE USED TO
                   DESCRIPTION                                                                                        COMPUTE
----------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                ACCUMULATED          DATE OF       LATEST INCOME
APARTMENT NAME                     LOCATION                    TOTAL (B)        DEPRECIATION      CONSTRUCTION     STATEMENT (C)
---------------------------------------------------------------------------------------------------------------------------------
Knox Landing                       Knoxville, TN            1,603,981.09         (71,363.45)          1986          30 Years
La Costa Brava (ORL)               Orlando, FL              7,794,948.86      (4,449,429.31)          1967          30 Years
La Mariposa                        Mesa, AZ                15,017,878.53      (1,517,496.62)          1986          30 Years
La Mirage                          San Diego, CA          151,983,497.77     (11,857,212.42)        1988/1992       30 Years
La Reserve                         Oro Valley, AZ           8,542,662.75        (715,875.24)          1988          30 Years
La Tour Fontaine                   Houston, TX             18,976,922.55      (1,256,600.34)          1994          30 Years
Ladera                             Mesa, AZ                23,815,749.81      (2,246,675.59)          1995          30 Years
Lake Point                         Charlotte, NC           14,854,210.86      (1,155,780.27)          1984          30 Years
Lakes at Vinings                   Atlanta, GA             29,223,450.82      (2,089,906.17)        1972/1975       30 Years
Lakeshore at Preston               Plano, TX               18,814,788.08      (1,428,156.61)          1992          30 Years
Lakeshore I (GA)                   Chattanooga, TN          1,776,180.15         (85,508.07)          1986          30 Years
Lakeville Resort                   Petaluma, CA            28,760,842.03      (4,168,863.47)          1984          30 Years
Lakewood Greens                    Dallas, TX              11,364,287.46        (922,737.85)          1986          30 Years
Lakewood Oaks                      Dallas, TX              17,528,211.83      (3,924,709.97)          1987          30 Years
Landera                            San Antonio, TX          8,099,829.11      (1,069,779.32)          1983          30 Years
Landings (FL), The                 Winterhaven, FL          1,349,706.89         (60,307.84)          1984          30 Years
Landings (TN)                      Memphis, TN             15,827,221.77      (1,201,313.98)          1986          30 Years
Landings at Port Imperial          W. New York, NJ         64,969,929.36         (80,567.50)          1999          30 Years
Larkspur I (Hil)                   Hillard, OH              1,799,245.86         (76,571.07)          1983          30 Years
Larkspur I (Mor)                   Dayton, OH                 563,112.60         (25,185.78)          1982          30 Years
Larkspur II                        Dayton, OH                 294,631.08         (12,705.42)          1984          30 Years
Larkspur Shores                    Hillard, OH             50,887,815.26      (3,195,143.40)          1983          30 Years
Larkspur Woods                     Sacramento, CA          20,833,056.40      (1,820,071.36)        1989/1993       30 Years
Laurel Bay                         Detroit, MI              1,837,069.86         (76,503.90)          1989          30 Years
Laurel Court                       Toledo, OH               1,352,675.19         (58,917.50)          1978          30 Years
Laurel Gardens                     Coral Springs, FL       31,322,855.77      (2,144,907.38)          1989          30 Years
Laurel Glen                        Atlanta, GA              2,868,465.38        (118,440.64)          1986          30 Years
Laurel Ridge                       Chapel Hill, NC          5,346,351.54      (3,082,037.32)          1975          30 Years
Legacy at Cherry Creek             Denver, CO              23,620,627.05         (24,489.02)          1999          30 Years
Legends                            Tucson, AZ              20,929,608.29      (2,051,952.12)          1995          30 Years
Lexington Farm                     Alpharetta, GA          25,209,358.99      (1,925,926.35)          1995          30 Years
Lexington Glen                     Atlanta, GA             46,322,140.35      (3,205,970.64)          1990          30 Years
Lexington Park                     Orlando, FL             14,981,005.78      (1,089,871.48)          1988          30 Years
Lincoln Green I                    San Antonio, TX          7,252,057.13      (3,509,620.00)        1984/1986       30 Years
Lincoln Green II                   San Antonio, TX          7,347,831.95      (3,019,292.98)        1984/1986       30 Years
Lincoln Green III                  San Antonio, TX          2,774,421.70      (1,107,254.96)        1984/1986       30 Years
Lincoln Heights                    Quincy, MA              39,870,586.69      (3,653,236.14)          1991          30 Years
Lindendale                         Columbus, OH             2,126,202.40         (89,911.42)          1987          30 Years
Link Terrace                       Savannah, GA             1,262,926.63         (54,670.05)          1984          30 Years
Little Cottonwoods                 Tempe, AZ               30,681,864.68      (3,043,795.27)          1984          30 Years
Lodge (OK), The                    Tulsa, OK                4,503,625.79      (2,690,673.01)          1979          30 Years
Lodge (TX), The                    San Antonio, TX         10,954,774.75      (4,257,185.73)          1979(#)       30 Years
Lofton Place                       Tampa, FL               19,583,088.92      (1,444,658.74)          1988          30 Years
Longfellow Glen                    Sudbury, MA              8,469,225.62         (44,018.00)          1984          30 Years
Longfellow Place                   Boston, MA (U)         239,727,075.86      (9,151,582.38)          1975          30 Years
Longwood                           Decatur, GA             15,107,321.78      (3,460,139.35)          1992          30 Years
Longwood (KY)                      Lexington,KY             1,471,782.53         (63,499.57)          1985          30 Years
Loomis Manor                       West Hartford, CT        3,261,759.65         (16,897.00)          1948          30 Years
Madison at Cedar Springs           Dallas, TX              35,807,212.54      (2,601,153.25)          1995          30 Years
Madison at Chase Oaks              Plano, TX               32,318,524.51      (2,344,187.59)          1995          30 Years
Madison at River Sound             Lawrenceville, GA       51,216,118.12      (3,735,167.43)          1996          30 Years
Madison at Round Grove             Austin, TX              28,596,532.98      (2,091,049.85)          1995          30 Years
Madison at Scofield Farms          Austin, TX              16,696,504.36        (115,307.63)          1996          30 Years
Madison at Stone Creek             Lewisville, TX          25,443,552.25      (1,855,962.09)          1995          30 Years
Madison at the Arboretum           Austin, TX              10,948,257.36        (818,887.40)          1995          30 Years
Madison at Walnut Creek            Austin, TX              17,750,527.06      (1,823,021.93)          1994          30 Years
Madison at Wells Branch            Austin, TX              18,788,000.19        (129,836.36)          1995          30 Years
Madison on Melrose                 Richardson, TX          16,519,736.39      (1,198,657.61)          1995          30 Years
Madison on the Parkway             Dallas, TX              25,178,259.54      (1,825,778.87)          1995          30 Years
Mallard Cove                       Greenville, SC           8,976,608.30      (1,593,802.51)          1983          30 Years
Mallard Cove at Conway             Orlando, FL  (Y)         8,260,853.24      (5,264,830.00)          1974          30 Years
Mallgate                           Louisville, KY          11,426,251.63      (8,110,487.53)          1969          30 Years
Manchester (REIT)                  Jacksonville, Fl         1,841,293.63                   -          1985          30 Years
Marabou Mills I                    Indianpolis, IN          2,313,341.41         (99,990.49)          1986          30 Years
Marabou Mills II                   Indianpolis, IN          1,966,822.00         (83,713.80)          1987          30 Years
Marabou Mills III                  Indianpolis, IN          1,745,647.10         (73,371.71)          1987          30 Years
Mariner Club (FL)                  Pembroke Pines, FL      22,896,914.21      (1,702,096.03)          1988          30 Years
Mariners Wharf                     Orange Park, FL         18,898,898.35      (2,041,405.67)          1989          30 Years
Mark Landing I                     Miami, FL                1,922,881.55         (80,732.51)          1987          30 Years
Marks                              Englewood, CO           50,815,307.63      (6,048,756.60)          1987          30 Years
Marquessa                          Corona Hills, CA        29,187,988.47      (2,578,105.54)          1992          30 Years
Marsh Landing I                    Brunswick, GA            1,366,820.28         (58,877.51)          1984          30 Years
Marshlanding II                    Brunswick, GA            1,150,624.63         (50,172.51)          1986          30 Years
Martha Lake                        Seattle, WA              8,915,745.33      (1,053,162.13)          1991          30 Years
Martins Landing                    Roswell, GA             18,091,750.62      (1,279,329.97)          1972          30 Years
McAlpine Ridge                     Charlotte, NC           13,793,452.88      (3,072,907.68)         1989-90        30 Years
McDowell Place                     Naperville, IL          26,879,026.48      (3,856,272.99)          1988          30 Years
Meadowland                         Athens, GA               1,517,947.03         (64,730.56)          1984          30 Years
Meadowood (Cin)                    Cincinnati, OH           3,309,180.51        (138,885.00)          1985          30 Years
Meadowood (Cra)                    Indianpolis, IN          1,344,158.52         (60,350.40)          1983          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES           LAND              FIXTURES
---------------------------------------------------------------------------------------------------------------------------------
Meadowood (Cuy)                       Akron, OH                             1,264,231.16        201,406.59         1,774,784.23
Meadowood (FL)                        Huntington, KY                          852,695.05         96,349.54           848,944.48
Meadowood (Fra)                       Franklin, IN                          1,005,652.22        129,251.57         1,138,733.20
Meadowood (Log)                       Southbend, IN                                    -         93,338.20           822,411.29
Meadowood (New)                       Evansville, IN                          967,712.84        131,546.01         1,159,063.71
Meadowood (Nic)                       Lexington,KY                          1,385,484.94        173,222.98         1,526,283.21
Meadowood (Tem)                       Toledo, MI                            1,328,912.37        173,674.59         1,530,262.41
Meadowood (Wel)                       Youngstown, OH                                   -         58,570.28           516,067.98
Meadowood Apts. (Man)                 Mansfield, OH                           923,260.31        118,504.27         1,044,001.75
Meadowood I (GA)                      Atlanta, GA                                      -        205,467.55         1,810,393.05
Meadowood I (MI)                      Jackson, MI                             932,640.49        146,207.88         1,288,500.74
Meadowood I (OH)                      Columbus, OH                                     -        146,912.36         1,294,457.97
Meadowood II (FL)                     Orlando, FL                             808,736.45        160,366.67         1,413,005.15
Meadowood II (GA)                     Atlanta, GA                                      -        176,968.08         1,559,544.46
Meadowood II (OH)                     Columbus, OH                            478,622.01         57,801.92           509,198.89
Meadows I (OH), The                   Columbus, OH                            771,553.02        150,800.30         1,328,616.01
Meadows II (OH), The                  Columbus, OH                          1,147,493.65        186,636.48         1,644,520.78
Meadows in the Park                   Birmingham, AL                                   -      1,000,900.00         8,533,099.29
Meadows on the Lake                   Birmingham, AL                                   -      1,000,900.00         8,529,725.68
Meldon Place                          Toledo, OH                            2,367,407.37        288,433.76         2,541,700.52
Merrifield                            Hagerstown, MD                        2,013,509.66        268,711.88         2,367,644.55
Merrill Creek                         Tacoma, WA                                       -        814,200.00         7,330,605.66
Merrimac Woods                        Costa Mesa, CA                                   -        675,700.00         6,081,676.67
Merritt at Satellite Place            Duluth, GA                                       -      3,400,000.00        30,114,674.42
Miguel Place                          St. Petersburg, FL                    1,455,448.72        199,349.05         1,756,482.38
Mill Pond                             Millersville, MD                      7,781,206.72      2,880,000.00         8,939,239.49
Mill Run                              Savannah, GA                          1,498,834.03        198,211.59         1,746,560.13
Mill Village                          Randolph, MA                         12,560,000.00      6,185,300.00        13,191,505.89
Millburn                              Akron, OH                             1,170,605.77        192,062.04         1,692,275.85
Millburn Court I                      Centerville, OH                                  -        260,000.00         1,246,756.52
Millburn Court II                     Dayton, OH                              898,564.77        122,870.44         1,082,697.52
Mirador                               Phoenix, AZ                                      -      2,597,518.00        23,402,199.90
Mission Bay                           Orlando, FL                                      -      2,432,000.00        21,623,560.46
Misty Woods                           Cary, NC                                         -        720,790.00        18,063,934.26
Montecito                             Valencia, CA                                     -      8,400,000.00        24,703,895.24
Montgomery Court I (MI)               Lansing, MI                           1,196,728.25        156,297.73         1,377,153.31
Montgomery Court I (OH)               Columbus, OH                          1,266,433.01        163,755.09         1,442,642.83
Montgomery Court II (OH)              Columbus, OH                                     -        149,733.82         1,319,417.16
Montierra                             Scottsdale, AZ                                   -      3,455,000.00        17,266,786.53
Montrose Square                       Columbus, OH                          1,647,061.41        193,266.04         1,703,260.43
Morgan Trace                          Atlanta, GA                           1,412,964.81        239,102.45         2,105,728.19
Morningside                           Scottsdale, AZ                                 (M)        670,470.00        12,607,976.02
Morningside (FL)                      Titusville, FL                                   -        197,889.52         1,743,622.33
Mosswood I                            Orlando, FL                             771,553.02        163,293.72         1,438,795.64
Mosswood II                           Orlando, FL                           1,525,866.13        275,329.91         2,426,157.56
Mountain Park Ranch                   Phoenix, AZ                                    (N)      1,662,332.00        18,260,275.87
Mountain Run                          Albuquerque, NM                                  -      2,304,000.00        20,734,818.06
Mountain Terrace                      Stevenson Ranch, CA                              -      3,966,500.00        35,814,994.74
Nehoiden Glen                         Needham, MA                           2,640,162.40        634,537.73         4,246,521.72
Newberry I                            Lansing, MI                           1,124,794.01        183,508.91         1,616,913.48
Newberry II                           Lansing, MI                           1,199,408.95        142,292.43         1,253,951.34
Newport Heights                       Seattle, WA                                      -        391,200.00         3,522,780.07
Noonan Glen                           Winchester, MA                          608,724.49        151,343.51         1,012,837.31
North Creek (Everett)                 Evertt, WA                            8,065,227.02      3,967,500.00        12,411,014.56
North Creek Heights                   Seattle, WA                                      -        753,800.00         6,786,777.96
North Hill                            Atlanta, GA                          15,853,672.28      2,525,300.00        18,550,989.31
Northampton 1                         Largo, MD                            20,182,059.56      1,843,200.00        17,321,158.75
Northampton 2                         Largo, MD                                        -      1,513,500.00        14,454,212.27
Northgate Village                     San Antonio, TX                                  -        660,100.00         5,974,145.35
Northglen                             Valencia, CA                         15,372,390.93      9,360,000.00        20,773,302.26
Northlake (FL)                        Jacksonville, FL                                 -      1,168,400.00        10,514,526.43
Northridge                            Pleasant Hill, CA                                -      5,527,800.00        14,691,704.52
Northridge (GA)                       Atlanta, GA                                      -        238,810.55         2,104,181.16
Northrup Court I                      Pittsburgh, PA                        1,359,772.30        189,245.89         1,667,462.56
Northrup Court II                     Pittsburgh, PA                          870,255.75        157,190.30         1,385,017.88
Northwoods Village                    Cary, NC                                       (E)      1,369,700.00        11,460,336.89
Norton Glen                           Norton, MA                            4,987,385.64      1,012,555.59         6,776,333.59
Nova Glen I                           Daytona Beach, FL                                -        142,085.70         1,251,929.83
Nova Glen II                          Daytona Beach, FL                                -        175,167.84         1,543,419.55
Novawood I                            Daytona Beach, FL                       155,000.00        122,311.47         1,077,897.38
Novawood II                           Daytona Beach, FL                       708,758.37        144,401.43         1,272,483.95
Oak Gardens                           Miami, FL                                        -        329,967.88         2,907,287.62
Oak Mill 2                            Germantown, MD                        9,507,486.00        854,132.73         8,231,036.03
Oak Park North                        Agoura Hills, CA                               (L)      1,706,900.00        15,362,665.94
Oak Park South                        Agoura Hills, CA                               (L)      1,683,800.00        15,154,607.90
Oak Ridge                             Orlando, FL                           1,203,929.47        173,616.92         1,529,936.27
Oak Shade                             Daytona Beach, FL                                -        229,403.00         2,021,290.39
Oakland Hills                         Margate, FL                           4,934,802.46      3,040,000.00         4,930,603.61
Oakley Woods                          Atlanta, GA                           1,115,841.85        165,448.86         1,457,484.78
Oaks (NC)                             Charlotte, NC                                    -      2,196,744.00        23,601,539.52




                                                                   COST CAPITALIZED
                                                                    SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                                                      ACQUISITION                             AT CLOSE OF
                   DESCRIPTION                                   (IMPROVEMENTS, NET) (H)                    PERIOD 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                            BUILDING &                                 BUILDING &
APARTMENT NAME                        LOCATION                    LAND       FIXTURES                   LAND          FIXTURES (A)
----------------------------------------------------------------------------------------------------------------------------------
Meadowood (Cuy)                       Akron, OH                    -          20,746.19              201,406.59       1,795,530.42
Meadowood (FL)                        Huntington, KY               -          33,755.51               96,349.54         882,699.99
Meadowood (Fra)                       Franklin, IN                 -          45,368.67              129,251.57       1,184,101.87
Meadowood (Log)                       Southbend, IN                -          21,959.38               93,338.20         844,370.67
Meadowood (New)                       Evansville, IN               -          34,015.95              131,546.01       1,193,079.66
Meadowood (Nic)                       Lexington,KY                 -          53,237.19              173,222.98       1,579,520.40
Meadowood (Tem)                       Toledo, MI                   -          12,135.51              173,674.59       1,542,397.92
Meadowood (Wel)                       Youngstown, OH               -          36,058.94               58,570.28         552,126.92
Meadowood Apts. (Man)                 Mansfield, OH                -          42,311.73              118,504.27       1,086,313.48
Meadowood I (GA)                      Atlanta, GA                  -          35,435.02              205,467.55       1,845,828.07
Meadowood I (MI)                      Jackson, MI                  -          37,625.27              146,207.88       1,326,126.01
Meadowood I (OH)                      Columbus, OH                 -         143,719.46              146,912.36       1,438,177.43
Meadowood II (FL)                     Orlando, FL                  -          21,090.91              160,366.67       1,434,096.06
Meadowood II (GA)                     Atlanta, GA                  -          31,765.69              176,968.08       1,591,310.15
Meadowood II (OH)                     Columbus, OH                 -          58,879.28               57,801.92         568,078.17
Meadows I (OH), The                   Columbus, OH                 -          47,886.61              150,800.30       1,376,502.62
Meadows II (OH), The                  Columbus, OH                 -          49,581.33              186,636.48       1,694,102.11
Meadows in the Park                   Birmingham, AL               -         381,567.66            1,000,900.00       8,914,666.95
Meadows on the Lake                   Birmingham, AL               -         268,998.99            1,000,900.00       8,798,724.67
Meldon Place                          Toledo, OH                   -         206,641.46              288,433.76       2,748,341.98
Merrifield                            Hagerstown, MD               -          20,336.58              268,711.88       2,387,981.13
Merrill Creek                         Tacoma, WA                   -         132,885.74              814,200.00       7,463,491.40
Merrimac Woods                        Costa Mesa, CA               -         566,076.54              675,700.00       6,647,753.21
Merritt at Satellite Place            Duluth, GA                   -          39,633.11            3,400,000.00      30,154,307.53
Miguel Place                          St. Petersburg, FL           -          45,489.08              199,349.05       1,801,971.46
Mill Pond                             Millersville, MD             -         415,563.09            2,880,000.00       9,354,802.58
Mill Run                              Savannah, GA                 -          25,427.62              198,211.59       1,771,987.75
Mill Village                          Randolph, MA                 -         659,067.62            6,185,300.00      13,850,573.51
Millburn                              Akron, OH                    -          17,929.20              192,062.04       1,710,205.05
Millburn Court I                      Centerville, OH              -            (90.30)              260,000.00       1,246,666.22
Millburn Court II                     Dayton, OH                   -         135,504.60              122,870.44       1,218,202.12
Mirador                               Phoenix, AZ                  -         267,158.65            2,597,518.00      23,669,358.55
Mission Bay                           Orlando, FL                  -         302,839.92            2,432,000.00      21,926,400.38
Misty Woods                           Cary, NC                     -       1,421,867.44              720,790.00      19,485,801.70
Montecito                             Valencia, CA                 -                  -            8,400,000.00      24,703,895.24
Montgomery Court I (MI)               Lansing, MI                  -          32,282.64              156,297.73       1,409,435.95
Montgomery Court I (OH)               Columbus, OH                 -         111,240.57              163,755.09       1,553,883.40
Montgomery Court II (OH)              Columbus, OH                 -          38,962.78              149,733.82       1,358,379.94
Montierra                             Scottsdale, AZ               -          69,093.86            3,455,000.00      17,335,880.39
Montrose Square                       Columbus, OH                 -         112,894.15              193,266.04       1,816,154.58
Morgan Trace                          Atlanta, GA                  -          66,376.28              239,102.45       2,172,104.47
Morningside                           Scottsdale, AZ               -         211,318.40              670,470.00      12,819,294.42
Morningside (FL)                      Titusville, FL               -         186,314.74              197,889.52       1,929,937.07
Mosswood I                            Orlando, FL                  -          41,310.00              163,293.72       1,480,105.64
Mosswood II                           Orlando, FL                  -          49,457.94              275,329.91       2,475,615.50
Mountain Park Ranch                   Phoenix, AZ                  -         440,821.35            1,662,332.00      18,701,097.22
Mountain Run                          Albuquerque, NM              -         932,400.28            2,304,000.00      21,667,218.34
Mountain Terrace                      Stevenson Ranch, CA          -         603,640.20            3,966,500.00      36,418,634.94
Nehoiden Glen                         Needham, MA                  -          15,438.95              634,537.73       4,261,960.67
Newberry I                            Lansing, MI                  -          91,682.79              183,508.91       1,708,596.27
Newberry II                           Lansing, MI                  -          77,190.99              142,292.43       1,331,142.33
Newport Heights                       Seattle, WA                  -         452,936.04              391,200.00       3,975,716.11
Noonan Glen                           Winchester, MA               -              21.04              151,343.51       1,012,858.35
North Creek (Everett)                 Evertt, WA                   -         322,848.25            3,967,500.00      12,733,862.81
North Creek Heights                   Seattle, WA                  -         210,966.99              753,800.00       6,997,744.95
North Hill                            Atlanta, GA                  -       3,663,299.94            2,525,300.00      22,214,289.25
Northampton 1                         Largo, MD                    -       2,451,071.74            1,843,200.00      19,772,230.49
Northampton 2                         Largo, MD                    -         621,542.15            1,513,500.00      15,075,754.42
Northgate Village                     San Antonio, TX              -         819,566.15              660,100.00       6,793,711.50
Northglen                             Valencia, CA                 -                  -            9,360,000.00      20,773,302.26
Northlake (FL)                        Jacksonville, FL             -         308,191.68            1,168,400.00      10,822,718.11
Northridge                            Pleasant Hill, CA            -         752,771.36            5,527,800.00      15,444,475.88
Northridge (GA)                       Atlanta, GA                  -          58,208.56              238,810.55       2,162,389.72
Northrup Court I                      Pittsburgh, PA               -          60,679.30              189,245.89       1,728,141.86
Northrup Court II                     Pittsburgh, PA               -          59,308.63              157,190.30       1,444,326.51
Northwoods Village                    Cary, NC                     -         910,474.32            1,369,700.00      12,370,811.21
Norton Glen                           Norton, MA                   -          11,922.72            1,012,555.59       6,788,256.31
Nova Glen I                           Daytona Beach, FL            -          78,487.14              142,085.70       1,330,416.97
Nova Glen II                          Daytona Beach, FL            -          60,806.94              175,167.84       1,604,226.49
Novawood I                            Daytona Beach, FL            -          43,462.92              122,311.47       1,121,360.30
Novawood II                           Daytona Beach, FL            -          46,284.22              144,401.43       1,318,768.17
Oak Gardens                           Miami, FL                    -          34,767.60              329,967.88       2,942,055.22
Oak Mill 2                            Germantown, MD               -       1,296,531.57              854,132.73       9,527,567.60
Oak Park North                        Agoura Hills, CA             -         288,555.90            1,706,900.00      15,651,221.84
Oak Park South                        Agoura Hills, CA             -         363,657.94            1,683,800.00      15,518,265.84
Oak Ridge                             Orlando, FL                  -          40,992.55              173,616.92       1,570,928.82
Oak Shade                             Daytona Beach, FL            -          42,070.94              229,403.00       2,063,361.33
Oakland Hills                         Margate, FL                  -          43,752.43            3,040,000.00       4,974,356.04
Oakley Woods                          Atlanta, GA                  -          80,457.93              165,448.86       1,537,942.71
Oaks (NC)                             Charlotte, NC                -         155,597.69            2,196,744.00      23,757,137.21






                                                                                                                      LIFE USED TO
                   DESCRIPTION                                                                                         COMPUTE
------------------------------------------------------------------------------------------------------------------- DEPRECIATION IN
                                                                                   ACCUMULATED         DATE OF       LATEST INCOME
APARTMENT NAME                    LOCATION                      TOTAL (B)         DEPRECIATION      CONSTRUCTION     STATEMENT (C)
------------------------------------------------------------------------------------------------------------------------------------
Meadowood (Cuy)                   Akron, OH                   1,996,937.01         (82,309.31)          1985          30 Years
Meadowood (FL)                    Huntington, KY                979,049.53         (44,049.06)          1983          30 Years
Meadowood (Fra)                   Franklin, IN                1,313,353.44         (58,273.30)          1983          30 Years
Meadowood (Log)                   Southbend, IN                 937,708.87         (41,508.73)          1984          30 Years
Meadowood (New)                   Evansville, IN              1,324,625.67         (59,357.72)          1984          30 Years
Meadowood (Nic)                   Lexington,KY                1,752,743.38         (76,286.08)          1983          30 Years
Meadowood (Tem)                   Toledo, MI                  1,716,072.51         (71,177.46)          1984          30 Years
Meadowood (Wel)                   Youngstown, OH                610,697.20         (27,780.79)          1986          30 Years
Meadowood Apts. (Man)             Mansfield, OH               1,204,817.75         (51,401.45)          1983          30 Years
Meadowood I (GA)                  Atlanta, GA                 2,051,295.62         (84,791.95)          1982          30 Years
Meadowood I (MI)                  Jackson, MI                 1,472,333.89         (60,179.91)          1983          30 Years
Meadowood I (OH)                  Columbus, OH                1,585,089.79         (69,312.59)          1984          30 Years
Meadowood II (FL)                 Orlando, FL                 1,594,462.73         (66,457.35)          1980          30 Years
Meadowood II (GA)                 Atlanta, GA                 1,768,278.23         (73,506.87)          1984          30 Years
Meadowood II (OH)                 Columbus, OH                  625,880.09         (27,063.00)          1985          30 Years
Meadows I (OH), The               Columbus, OH                1,527,302.92         (67,089.39)          1985          30 Years
Meadows II (OH), The              Columbus, OH                1,880,738.59         (80,219.47)          1987          30 Years
Meadows in the Park               Birmingham, AL              9,915,566.95      (1,087,953.69)          1986          30 Years
Meadows on the Lake               Birmingham, AL              9,799,624.67      (1,032,920.41)          1987          30 Years
Meldon Place                      Toledo, OH                  3,036,775.74        (140,126.29)          1978          30 Years
Merrifield                        Hagerstown, MD              2,656,693.01        (110,823.97)          1988          30 Years
Merrill Creek                     Tacoma, WA                  8,277,691.40      (1,004,509.23)          1994          30 Years
Merrimac Woods                    Costa Mesa, CA              7,323,453.21      (1,136,455.44)          1970          30 Years
Merritt at Satellite Place        Duluth, GA                 33,554,307.53      (1,331,535.88)          1999          30 Years
Miguel Place                      St. Petersburg, FL          2,001,320.51         (87,577.08)          1987          30 Years
Mill Pond                         Millersville, MD           12,234,802.58        (721,776.20)          1984          30 Years
Mill Run                          Savannah, GA                1,970,199.34         (84,375.31)          1986          30 Years
Mill Village                      Randolph, MA               20,035,873.51      (1,626,188.83)        1971/1977       30 Years
Millburn                          Akron, OH                   1,902,267.09         (77,938.54)          1984          30 Years
Millburn Court I                  Centerville, OH             1,506,666.22          (8,015.52)          1979          30 Years
Millburn Court II                 Dayton, OH                  1,341,072.56         (57,237.83)          1981          30 Years
Mirador                           Phoenix, AZ                26,266,876.55      (2,586,000.23)          1995          30 Years
Mission Bay                       Orlando, FL                24,358,400.38      (1,765,571.45)          1991          30 Years
Misty Woods                       Cary, NC                   20,206,591.70      (1,728,571.66)          1984          30 Years
Montecito                         Valencia, CA               33,103,895.24         (23,841.04)          1999          30 Years
Montgomery Court I (MI)           Lansing, MI                 1,565,733.68         (67,894.37)          1984          30 Years
Montgomery Court I (OH)           Columbus, OH                1,717,638.49         (76,513.70)          1985          30 Years
Montgomery Court II (OH)          Columbus, OH                1,508,113.76         (63,541.96)          1986          30 Years
Montierra                         Scottsdale, AZ             20,790,880.39      (1,083,393.36)          1999          30 Years
Montrose Square                   Columbus, OH                2,009,420.62         (93,480.78)          1987          30 Years
Morgan Trace                      Atlanta, GA                 2,411,206.92        (100,253.96)          1986          30 Years
Morningside                       Scottsdale, AZ             13,489,764.42      (1,416,875.47)          1989          30 Years
Morningside (FL)                  Titusville, FL              2,127,826.59        (106,083.46)          1984          30 Years
Mosswood I                        Orlando, FL                 1,643,399.36         (70,568.60)          1981          30 Years
Mosswood II                       Orlando, FL                 2,750,945.41        (115,763.87)          1982          30 Years
Mountain Park Ranch               Phoenix, AZ                20,363,429.22      (2,107,351.49)          1994          30 Years
Mountain Run                      Albuquerque, NM            23,971,218.34      (3,070,576.20)          1985          30 Years
Mountain Terrace                  Stevenson Ranch, CA        40,385,134.94      (5,368,999.46)          1992          30 Years
Nehoiden Glen                     Needham, MA                 4,896,498.40         (25,286.00)          1978          30 Years
Newberry I                        Lansing, MI                 1,892,105.18         (81,061.16)          1985          30 Years
Newberry II                       Lansing, MI                 1,473,434.76         (62,980.28)          1986          30 Years
Newport Heights                   Seattle, WA                 4,366,916.11      (1,012,211.48)          1985          30 Years
Noonan Glen                       Winchester, MA              1,164,201.86          (6,127.00)          1983          30 Years
North Creek (Everett)             Evertt, WA                 16,701,362.81      (1,153,335.71)          1986          30 Years
North Creek Heights               Seattle, WA                 7,751,544.95        (935,701.12)          1990          30 Years
North Hill                        Atlanta, GA                24,739,589.25      (3,578,303.15)          1984          30 Years
Northampton 1                     Largo, MD                  21,615,430.49      (5,462,335.82)          1977          30 Years
Northampton 2                     Largo, MD                  16,589,254.42      (3,536,637.90)          1988          30 Years
Northgate Village                 San Antonio, TX             7,453,811.50      (2,139,680.82)          1984          30 Years
Northglen                         Valencia, CA               30,133,302.26         (20,312.86)          1988          30 Years
Northlake (FL)                    Jacksonville, FL           11,991,118.11      (1,338,566.85)          1989          30 Years
Northridge                        Pleasant Hill, CA          20,972,275.88      (1,547,056.61)          1974          30 Years
Northridge (GA)                   Atlanta, GA                 2,401,200.27        (100,797.97)          1985          30 Years
Northrup Court I                  Pittsburgh, PA              1,917,387.75         (80,142.86)          1985          30 Years
Northrup Court II                 Pittsburgh, PA              1,601,516.81         (67,743.33)          1985          30 Years
Northwoods Village                Cary, NC                   13,740,511.21      (1,589,866.55)          1986          30 Years
Norton Glen                       Norton, MA                  7,800,811.90         (41,813.00)          1983          30 Years
Nova Glen I                       Daytona Beach, FL           1,472,502.67         (65,427.22)          1984          30 Years
Nova Glen II                      Daytona Beach, FL           1,779,394.33         (78,150.48)          1986          30 Years
Novawood I                        Daytona Beach, FL           1,243,671.77         (53,965.55)          1980          30 Years
Novawood II                       Daytona Beach, FL           1,463,169.60         (62,139.92)          1980          30 Years
Oak Gardens                       Miami, FL                   3,272,023.10        (136,496.16)          1988          30 Years
Oak Mill 2                        Germantown, MD             10,381,700.33      (2,044,495.72)          1985          30 Years
Oak Park North                    Agoura Hills, CA           17,358,121.84      (2,804,451.35)          1990          30 Years
Oak Park South                    Agoura Hills, CA           17,202,065.84      (3,003,585.79)          1989          30 Years
Oak Ridge                         Orlando, FL                 1,744,545.74         (74,859.72)          1985          30 Years
Oak Shade                         Daytona Beach, FL           2,292,764.33         (96,973.79)          1985          30 Years
Oakland Hills                     Margate, FL                 8,014,356.04         (70,444.37)          1987          30 Years
Oakley Woods                      Atlanta, GA                 1,703,391.57         (77,212.28)          1984          30 Years
Oaks (NC)                         Charlotte, NC              25,953,881.21      (1,889,639.95)          1996          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Oakwood Manor                         Miami, FL                                        -        173,246.93         1,525,972.93
Oakwood Village (FL)                  St. Petersburg, FL                               -        145,546.87         1,282,426.57
Oakwood Village (GA)                  Augusta, GA                                      -        161,174.07         1,420,119.23
Ocean Walk                            Key West, FL                         21,079,921.00      2,838,748.50        25,545,008.72
Old Archer Court                      Gainesville, FL                         978,052.06        170,323.43         1,500,735.06
Old Mill Glen                         Maynard, MA                           2,089,470.51        396,755.99         2,655,213.19
Olde Redmond Place                    Redmond, WA                           8,904,777.87      4,807,100.00        14,126,038.08
Olentangy Commons (OH)                Columbus, OH                                     -      3,032,335.88        22,821,060.74
Olivewood (MI)                        Detriot, MI                           3,257,916.99        519,166.75         4,574,904.84
Olivewood I                           Indianapolis, IN                                 -        184,701.38         1,627,420.44
Olivewood II                          Indianapolis, IN                      1,277,133.42        186,234.55         1,640,570.51
One Eton Square                       Tulsa, OK                                        -      1,570,100.00        14,130,936.96
Orange Grove Village                  Tucson, AZ                                     (M)      1,813,154.00        14,893,346.51
Orchard Ridge                         Seattle, WA                                      -        485,600.00         4,372,032.68
Overlook                              San Antonio, TX                                  -      1,100,200.00         9,901,516.56
Overlook Manor                        Frederick, MD                                    -      1,299,100.00         3,930,002.85
Overlook Manor II                     Frederick, MD                         5,740,000.00      2,186,300.00         6,262,597.06
Overlook Manor III                    Frederick, MD                                    -      1,026,300.00         3,027,389.58
Paces Station                         Atlanta, GA                                      -      4,801,500.00        32,548,052.56
Palatka Oaks I                        Gainesville, FL                         185,067.98         49,535.37           436,420.62
Palatka Oaks II                       Gainesville, FL                         203,574.76         42,766.52           376,720.61
Palm Place                            Sarasota. FL                                     -        248,314.81         2,188,339.09
Palms at South Shore                  League City, TX                                  -      1,200,000.00        16,522,432.71
Panther Ridge                         Seattle, WA                                      -      1,055,800.00         9,506,116.69
Paradise Pointe                       Dania, FL                                        -      1,913,414.15        17,417,955.82
Parc Royale                           Houston, TX                           8,674,944.47      2,223,000.00        11,936,832.68
Park Knoll                            Atlanta, GA                                      -      2,908,800.00        26,175,911.24
Park Meadow                           Gilbert, AZ                                    (M)        835,217.00        15,120,768.64
Park Place (MN)                       Plymouth, MN                          8,659,378.86      1,219,900.00        10,962,352.20
Park Place (TX)                       Houston, TX                           9,874,111.75      1,603,000.00        11,961,283.91
Park Place II                         Plymouth, MN                          8,699,665.05      1,216,100.00        10,953,464.51
Park Place West (CT)                  West Hartford, CT                                -        466,243.49         3,120,244.92
Park West (CA)                        Los Angeles, CA                                  -      3,033,500.00        27,302,382.65
Park West (TX)                        Austin, TX                                       -        648,705.00         4,738,541.73
Park West End (VA)                    Richmond, VA                          7,168,169.21      1,562,500.00        11,871,449.21
Parkcrest                             Southfield, MI                        7,000,638.90      1,265,000.00        10,404,806.99
Parkfield                             Denver, CO                                       -      8,330,000.00        25,784,688.04
Parkridge Place                       Las Colinas, TX                                  -      6,432,900.00        17,094,962.48
Parkside                              Union City, CA                                   -      6,246,700.00        11,827,452.91
Parkview Terrace                      Redlands, CA                                     -      4,969,200.00        35,653,777.06
Parkville (Col)                       Columbus, OH                          1,733,617.51        150,432.98         1,325,756.49
Parkville (IN)                        Muncie, IN                              737,073.11        103,434.26           911,493.58
Parkville (Par)                       Dayton, OH                                       -        127,863.02         1,126,637.55
Parkville (WV)                        Parkersburg, WV                                  -        105,459.86           929,406.33
Parkway North (REIT)                  Ft. Meyers, FL                        1,128,510.95        145,350.00         1,308,114.98
Parkwood (CT)                         East Haven, CT                        2,841,649.00        531,364.67         3,556,055.88
Parkwood East                         Fort Collins, CO                                 -      1,644,000.00        14,790,697.98
Patchen Oaks                          Lexington, KY                                    -      1,345,300.00         8,129,209.54
Pelican Pointe I                      Jacksonville, FL                      1,275,480.81        213,514.94         1,881,395.34
Pelican Pointe II                     Jacksonville, FL                        970,732.66        184,852.21         1,628,503.44
Pembroke Lake                         Virginia Beach, VA (V)                8,961,466.42        511,947.00         9,041,120.50
Phillips Park                         Wellesley, MA                         4,080,419.94        816,921.82         5,467,092.18
Pine Barrens                          Jacksonville, FL                      1,462,036.82        268,302.86         2,364,040.59
Pine Harbour                          Orlando, FL                                      -      1,664,300.00        14,970,914.84
Pine Knoll                            Atlanta, GA                           1,203,890.79        138,052.24         1,216,390.69
Pine Lake                             Tampa, FL                               645,990.21         79,876.79           703,801.58
Pine Meadow                           Greensboro, NC                        4,608,042.38        720,650.00         6,483,337.55
Pine Meadows I (FL)                   Ft. Meyers, FL                                   -        152,019.39         1,339,596.48
Pine Terrace I                        Panama City, FL                       2,137,154.04        288,991.84         2,546,426.41
Pine Tree Club                        Wildwood, MO                                     -      1,125,000.00         7,017,082.20
Pinellas Pines                        St. Petersburg, FL                    1,538,791.38        174,999.26         1,541,934.20
Pines of Cloverlane                   Pittsfield Township, MI                          -      1,907,800.00        16,757,519.36
Pines of Springdale                   West Palm Beach, FL                              -        473,867.00         4,416,174.32
Pinney Brook                          Ellington, CT                                    -        198,450.84         1,328,094.09
Plantation (TX)                       Houston, TX                                      -      2,322,900.00         7,718,422.14
Plantation Ridge                      Marietta, GA                                     -      4,088,900.00        19,202,065.41
Pleasant Ridge                        Arlington, TX                         1,622,246.55        445,100.00         1,996,549.84
Plum Tree                             Corner, WI                                     (O)      1,996,700.00        20,247,195.39
Plumwood (Che)                        Anderson, IN                            433,118.00         84,922.60           748,260.67
Plumwood (For)                        Ft. Wayne, IN                                    -        131,350.81         1,157,243.81
Plumwood I                            Columbus, OH                          1,689,278.42        289,814.33         2,553,597.34
Plumwood II                           Columbus, OH                                     -        107,583.06           947,924.01
Point (NC)                            Charlotte, NC                        12,765,000.00      1,700,000.00        25,417,266.78
Pointe at South Mountain              Phoenix, AZ                          10,911,167.00      2,228,800.00        20,059,310.98
Pointe East                           Redmond, WA                                      -        602,600.00         5,425,762.95
Polos                                 Fort Myers, FL                                   -      1,640,000.00        18,444,965.76
Polos East                            Orlando, FL                                      -      1,386,000.00        19,058,620.04
Port Royale                           Broward, FL  (R)                                 -      1,754,200.00        15,789,873.13
Port Royale II                        Broward, FL  (R)                                 -      1,022,200.00         9,203,165.98
Port Royale III                       Broward, FL  (R)                     10,000,000.00      7,454,900.00        14,725,801.67




                                                                     COST CAPITALIZED
                                                                      SUBSEQUENT TO                       GROSS AMOUNT CARRIED
                                                                        ACQUISITION                           AT CLOSE OF
                   DESCRIPTION                                     (IMPROVEMENTS, NET) (H)                  PERIOD 12/31/00
---------------------------------------------------------------------------------------------------------------------------------
                                                                            BUILDING &                                BUILDING &
APARTMENT NAME                     LOCATION                      LAND        FIXTURES                    LAND        FIXTURES (A)
---------------------------------------------------------------------------------------------------------------------------------
Oakwood Manor                      Miami, FL                      -          26,185.86              173,246.93       1,552,158.79
Oakwood Village (FL)               St. Petersburg, FL             -         177,390.47              145,546.87       1,459,817.04
Oakwood Village (GA)               Augusta, GA                    -          23,566.64              161,174.07       1,443,685.87
Ocean Walk                         Key West, FL                   -         452,357.47            2,838,748.50      25,997,366.19
Old Archer Court                   Gainesville, FL                -         199,770.38              170,323.43       1,700,505.44
Old Mill Glen                      Maynard, MA                    -           7,287.00              396,755.99       2,662,500.19
Olde Redmond Place                 Redmond, WA                    -         210,029.86            4,807,100.00      14,336,067.94
Olentangy Commons (OH)             Columbus, OH                   -       7,977,433.79            3,032,335.88      30,798,494.53
Olivewood (MI)                     Detriot, MI                    -         138,505.46              519,166.75       4,713,410.30
Olivewood I                        Indianapolis, IN               -          45,908.65              184,701.38       1,673,329.09
Olivewood II                       Indianapolis, IN               -          43,720.07              186,234.55       1,684,290.58
One Eton Square                    Tulsa, OK                      -       1,057,948.68            1,570,100.00      15,188,885.64
Orange Grove Village               Tucson, AZ                     -         448,985.18            1,813,154.00      15,342,331.69
Orchard Ridge                      Seattle, WA                    -         281,929.61              485,600.00       4,653,962.29
Overlook                           San Antonio, TX                -         822,438.90            1,100,200.00      10,723,955.46
Overlook Manor                     Frederick, MD                  -         317,369.85            1,299,100.00       4,247,372.70
Overlook Manor II                  Frederick, MD                  -          87,578.98            2,186,300.00       6,350,176.04
Overlook Manor III                 Frederick, MD                  -          50,625.33            1,026,300.00       3,078,014.91
Paces Station                      Atlanta, GA                    -       2,659,683.27            4,801,500.00      35,207,735.83
Palatka Oaks I                     Gainesville, FL                -          31,398.05               49,535.37         467,818.67
Palatka Oaks II                    Gainesville, FL                -          16,994.96               42,766.52         393,715.57
Palm Place                         Sarasota. FL                   -         258,604.20              248,314.81       2,446,943.29
Palms at South Shore               League City, TX                -         531,584.52            1,200,000.00      17,054,017.23
Panther Ridge                      Seattle, WA                    -         666,711.38            1,055,800.00      10,172,828.07
Paradise Pointe                    Dania, FL                      -       1,903,465.59            1,913,414.15      19,321,421.41
Parc Royale                        Houston, TX                    -         137,456.10            2,223,000.00      12,074,288.78
Park Knoll                         Atlanta, GA                    -       2,152,210.66            2,908,800.00      28,328,121.90
Park Meadow                        Gilbert, AZ                    -         391,349.72              835,217.00      15,512,118.36
Park Place (MN)                    Plymouth, MN                   -         730,360.81            1,219,900.00      11,692,713.01
Park Place (TX)                    Houston, TX                    -         217,784.50            1,603,000.00      12,179,068.41
Park Place II                      Plymouth, MN                   -         558,088.89            1,216,100.00      11,511,553.40
Park Place West (CT)               West Hartford, CT              -           4,719.07              466,243.49       3,124,963.99
Park West (CA)                     Los Angeles, CA                -       1,048,861.74            3,033,500.00      28,351,244.39
Park West (TX)                     Austin, TX                     -         585,503.75              648,705.00       5,324,045.48
Park West End (VA)                 Richmond, VA                   -         462,488.97            1,562,500.00      12,333,938.18
Parkcrest                          Southfield, MI                 -         522,611.28            1,265,000.00      10,927,418.27
Parkfield                          Denver, CO                     -                  -            8,330,000.00      25,784,688.04
Parkridge Place                    Las Colinas, TX                -         772,122.64            6,432,900.00      17,867,085.12
Parkside                           Union City, CA                 -       1,000,913.36            6,246,700.00      12,828,366.27
Parkview Terrace                   Redlands, CA                   -         847,918.64            4,969,200.00      36,501,695.70
Parkville (Col)                    Columbus, OH                   -         120,345.95              150,432.98       1,446,102.44
Parkville (IN)                     Muncie, IN                     -          51,557.08              103,434.26         963,050.66
Parkville (Par)                    Dayton, OH                     -          26,378.90              127,863.02       1,153,016.45
Parkville (WV)                     Parkersburg, WV                -          14,198.14              105,459.86         943,604.47
Parkway North (REIT)               Ft. Meyers, FL                 -                  -              145,350.00       1,308,114.98
Parkwood (CT)                      East Haven, CT                 -          11,571.64              531,364.67       3,567,627.52
Parkwood East                      Fort Collins, CO               -         281,320.74            1,644,000.00      15,072,018.72
Patchen Oaks                       Lexington, KY                  -         407,249.84            1,345,300.00       8,536,459.38
Pelican Pointe I                   Jacksonville, FL               -         108,966.95              213,514.94       1,990,362.29
Pelican Pointe II                  Jacksonville, FL               -          38,112.01              184,852.21       1,666,615.45
Pembroke Lake                      Virginia Beach, VA (V)         -         159,743.03              511,947.00       9,200,863.53
Phillips Park                      Wellesley, MA                  -           9,211.33              816,921.82       5,476,303.51
Pine Barrens                       Jacksonville, FL               -         108,750.37              268,302.86       2,472,790.96
Pine Harbour                       Orlando, FL                    -       1,211,147.54            1,664,300.00      16,182,062.38
Pine Knoll                         Atlanta, GA                    -          26,320.89              138,052.24       1,242,711.58
Pine Lake                          Tampa, FL                      -          15,684.40               79,876.79         719,485.98
Pine Meadow                        Greensboro, NC                 -         900,286.24              720,650.00       7,383,623.79
Pine Meadows I (FL)                Ft. Meyers, FL                 -         217,128.02              152,019.39       1,556,724.50
Pine Terrace I                     Panama City, FL                -         169,603.74              288,991.84       2,716,030.15
Pine Tree Club                     Wildwood, MO                   -         173,489.69            1,125,000.00       7,190,571.89
Pinellas Pines                     St. Petersburg, FL             -          37,619.35              174,999.26       1,579,553.55
Pines of Cloverlane                Pittsfield Township, MI        -       4,316,146.61            1,907,800.00      21,073,665.97
Pines of Springdale                West Palm Beach, FL            -         656,251.02              473,867.00       5,072,425.34
Pinney Brook                       Ellington, CT                  -                  -              198,450.84       1,328,094.09
Plantation (TX)                    Houston, TX                    -         514,387.74            2,322,900.00       8,232,809.88
Plantation Ridge                   Marietta, GA                   -       1,323,174.37            4,088,900.00      20,525,239.78
Pleasant Ridge                     Arlington, TX                  -          63,827.62              445,100.00       2,060,377.46
Plum Tree                          Corner, WI                     -         526,808.32            1,996,700.00      20,774,003.71
Plumwood (Che)                     Anderson, IN                   -          19,819.36               84,922.60         768,080.03
Plumwood (For)                     Ft. Wayne, IN                  -          90,835.55              131,350.81       1,248,079.36
Plumwood I                         Columbus, OH                   -         117,995.59              289,814.33       2,671,592.93
Plumwood II                        Columbus, OH                   -          13,366.13              107,583.06         961,290.14
Point (NC)                         Charlotte, NC                  -         107,724.00            1,700,000.00      25,524,990.78
Pointe at South Mountain           Phoenix, AZ                    -         797,995.91            2,228,800.00      20,857,306.89
Pointe East                        Redmond, WA                    -         281,169.47              602,600.00       5,706,932.42
Polos                              Fort Myers, FL                 -         519,367.04            1,640,000.00      18,964,332.80
Polos East                         Orlando, FL                    -         416,052.20            1,386,000.00      19,474,672.24
Port Royale                        Broward, FL  (R)               -         992,702.04            1,754,200.00      16,782,575.17
Port Royale II                     Broward, FL  (R)               -         623,706.04            1,022,200.00       9,826,872.02
Port Royale III                    Broward, FL  (R)               -         727,536.28            7,454,900.00      15,453,337.95


[table 3]




                                                                                                                      LIFE USED TO
                 DESCRIPTION                                                                                            COMPUTE
------------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                   ACCUMULATED         DATE OF       LATEST INCOME
APARTMENT NAME                  LOCATION                         TOTAL (B)        DEPRECIATION      CONSTRUCTION     STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Oakwood Manor                   Miami, FL                      1,725,405.72         (73,586.93)          1986          30 Years
Oakwood Village (FL)            St. Petersburg, FL             1,605,363.91         (71,725.99)          1986          30 Years
Oakwood Village (GA)            Augusta, GA                    1,604,859.94         (69,416.70)          1985          30 Years
Ocean Walk                      Key West, FL                  28,836,114.69      (2,870,083.56)          1990          30 Years
Old Archer Court                Gainesville, FL                1,870,828.87         (79,334.99)          1977          30 Years
Old Mill Glen                   Maynard, MA                    3,059,256.18         (16,140.00)          1983          30 Years
Olde Redmond Place              Redmond, WA                   19,143,167.94      (1,306,616.12)          1986          30 Years
Olentangy Commons (OH)          Columbus, OH                  33,830,830.41     (20,577,645.30)          1972          30 Years
Olivewood (MI)                  Detriot, MI                    5,232,577.05        (221,374.09)          1986          30 Years
Olivewood I                     Indianapolis, IN               1,858,030.47         (79,349.71)          1985          30 Years
Olivewood II                    Indianapolis, IN               1,870,525.13         (79,387.00)          1986          30 Years
One Eton Square                 Tulsa, OK                     16,758,985.64      (2,246,198.74)          1985          30 Years
Orange Grove Village            Tucson, AZ                    17,155,485.69      (1,818,185.32)        1986/1995       30 Years
Orchard Ridge                   Seattle, WA                    5,139,562.29      (1,192,332.20)          1988          30 Years
Overlook                        San Antonio, TX               11,824,155.46      (1,645,043.14)          1985          30 Years
Overlook Manor                  Frederick, MD                  5,546,472.70        (399,306.91)        1980/1985       30 Years
Overlook Manor II               Frederick, MD                  8,536,476.04        (609,160.05)        1980/1985       30 Years
Overlook Manor III              Frederick, MD                  4,104,314.91        (285,257.28)        1980/1985       30 Years
Paces Station                   Atlanta, GA                   40,009,235.83      (4,590,304.17)      1984-1988/1989    30 Years
Palatka Oaks I                  Gainesville, FL                  517,354.04         (26,504.09)          1977          30 Years
Palatka Oaks II                 Gainesville, FL                  436,482.09         (20,577.37)          1980          30 Years
Palm Place                      Sarasota. FL                   2,695,258.10        (113,027.33)          1984          30 Years
Palms at South Shore            League City, TX               18,254,017.23      (1,399,107.02)          1990          30 Years
Panther Ridge                   Seattle, WA                   11,228,628.07      (1,504,280.62)          1980          30 Years
Paradise Pointe                 Dania, FL                     21,234,835.56      (5,233,239.56)         1987-90        30 Years
Parc Royale                     Houston, TX                   14,297,288.78        (963,260.53)          1994          30 Years
Park Knoll                      Atlanta, GA                   31,236,921.90      (7,597,089.78)          1983          30 Years
Park Meadow                     Gilbert, AZ                   16,347,335.36      (1,726,310.84)          1986          30 Years
Park Place (MN)                 Plymouth, MN                  12,912,613.01      (2,105,059.28)          1986          30 Years
Park Place (TX)                 Houston, TX                   13,782,068.41      (1,341,662.41)          1996          30 Years
Park Place II                   Plymouth, MN                  12,727,653.40      (2,039,993.97)          1986          30 Years
Park Place West (CT)            West Hartford, CT              3,591,207.48         (19,085.00)          1961          30 Years
Park West (CA)                  Los Angeles, CA               31,384,744.39      (5,731,193.48)         1987/90        30 Years
Park West (TX)                  Austin, TX                     5,972,750.48      (1,558,339.19)          1985          30 Years
Park West End (VA)              Richmond, VA                  13,896,438.18      (1,378,047.54)          1985          30 Years
Parkcrest                       Southfield, MI                12,192,418.27      (1,043,237.98)          1987          30 Years
Parkfield                       Denver, CO                    34,114,688.04         (22,907.42)          2000          30 Years
Parkridge Place                 Las Colinas, TX               24,299,985.12      (2,259,919.10)          1985          30 Years
Parkside                        Union City, CA                19,075,066.27      (1,256,739.88)          1979          30 Years
Parkview Terrace                Redlands, CA                  41,470,895.70      (3,992,152.92)          1986          30 Years
Parkville (Col)                 Columbus, OH                   1,596,535.42         (78,361.48)          1978          30 Years
Parkville (IN)                  Muncie, IN                     1,066,484.92         (48,845.30)          1982          30 Years
Parkville (Par)                 Dayton, OH                     1,280,879.47         (54,133.64)          1982          30 Years
Parkville (WV)                  Parkersburg, WV                1,049,064.33         (45,483.06)          1982          30 Years
Parkway North (REIT)            Ft. Meyers, FL                 1,453,464.98                   -          1984          30 Years
Parkwood (CT)                   East Haven, CT                 4,098,992.19         (22,589.00)          1975          30 Years
Parkwood East                   Fort Collins, CO              16,716,018.72      (2,023,962.33)          1986          30 Years
Patchen Oaks                    Lexington, KY                  9,881,759.38        (856,707.37)          1990          30 Years
Pelican Pointe I                Jacksonville, FL               2,203,877.23         (93,018.09)          1987          30 Years
Pelican Pointe II               Jacksonville, FL               1,851,467.66         (78,750.75)          1987          30 Years
Pembroke Lake                   Virginia Beach, VA (V)         9,712,810.53        (360,993.00)          1975          30 Years
Phillips Park                   Wellesley, MA                  6,293,225.33         (31,734.00)          1988          30 Years
Pine Barrens                    Jacksonville, FL               2,741,093.82        (119,365.38)          1986          30 Years
Pine Harbour                    Orlando, FL                   17,846,362.38      (4,356,599.37)          1991          30 Years
Pine Knoll                      Atlanta, GA                    1,380,763.82         (58,491.39)          1985          30 Years
Pine Lake                       Tampa, FL                        799,362.77         (34,449.81)          1982          30 Years
Pine Meadow                     Greensboro, NC                 8,104,273.79      (1,515,117.28)          1974          30 Years
Pine Meadows I (FL)             Ft. Meyers, FL                 1,708,743.89         (78,093.35)          1985          30 Years
Pine Terrace I                  Panama City, FL                3,005,021.99        (139,653.99)          1983          30 Years
Pine Tree Club                  Wildwood, MO                   8,315,571.89        (460,121.31)          1986          30 Years
Pinellas Pines                  St. Petersburg, FL             1,754,552.81         (71,928.31)          1983          30 Years
Pines of Cloverlane             Pittsfield Township, MI       22,981,465.97      (5,019,912.24)         1975-79        30 Years
Pines of Springdale             West Palm Beach, FL            5,546,292.34      (1,330,539.99)         1985/87        30 Years
Pinney Brook                    Ellington, CT                  1,526,544.93          (8,323.00)          1968          30 Years
Plantation (TX)                 Houston, TX                   10,555,709.88      (1,008,442.32)          1969          30 Years
Plantation Ridge                Marietta, GA                  24,614,139.78      (2,150,450.61)          1975          30 Years
Pleasant Ridge                  Arlington, TX                  2,505,477.46        (203,503.74)          1982          30 Years
Plum Tree                       Corner, WI                    22,770,703.71      (2,174,362.42)          1989          30 Years
Plumwood (Che)                  Anderson, IN                     853,002.63         (37,151.14)          1980          30 Years
Plumwood (For)                  Ft. Wayne, IN                  1,379,430.17         (60,572.73)          1981          30 Years
Plumwood I                      Columbus, OH                   2,961,407.26        (127,032.21)          1978          30 Years
Plumwood II                     Columbus, OH                   1,068,873.20         (44,158.26)          1983          30 Years
Point (NC)                      Charlotte, NC                 27,224,990.78      (2,021,478.48)          1996          30 Years
Pointe at South Mountain        Phoenix, AZ                   23,086,106.89      (2,882,569.64)          1988          30 Years
Pointe East                     Redmond, WA                    6,309,532.42      (1,315,913.38)          1988          30 Years
Polos                           Fort Myers, FL                20,604,332.80      (1,590,594.66)          1991          30 Years
Polos East                      Orlando, FL                   20,860,672.24      (1,568,740.59)          1991          30 Years
Port Royale                     Broward, FL  (R)              18,536,775.17      (3,894,622.80)          1988          30 Years
Port Royale II                  Broward, FL  (R)              10,849,072.02      (1,925,333.51)          1988          30 Years
Port Royale III                 Broward, FL  (R)              22,908,237.95      (2,181,334.90)          1988          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Portland Center Combined              Portland, OR                         21,695,322.95      6,032,900.00        43,554,398.53
Portofino                             Chino Hills, CA                                  -      3,572,400.00        14,660,993.76
Portofino (Val)                       Valencia, CA                         14,972,951.01      8,640,000.00        21,484,324.48
Portside Towers Combined              Jersey City, NJ                      56,921,877.42     22,455,700.00        96,842,912.99
Prairie Creek I                       Richardson, TX                                   -      4,067,291.52        38,986,022.29
Preakness                             Antioch, TN                                    (E)      1,561,900.00         7,668,520.58
Preserve at Squaw Peak                Phoenix, AZ                                    (M)        517,788.00         8,533,991.83
Preston at Willowbend                 Plano, TX                                        -        872,500.00         8,107,915.24
Preston Bend                          Dallas, TX                            8,719,000.00      1,085,200.00        10,024,504.66
Princeton Court                       Evansville, IN                          893,648.05        116,696.04         1,028,219.32
Princeton Square                      Jacksonville, FL                                 -        864,000.00        11,910,477.70
Promenade (FL)                        St. Petersburg, FL                               -      2,124,193.40        25,804,036.95
Promenade at Wyndham Lakes            Coral Springs, FL                                -      6,640,000.00        26,743,759.79
Promenade Terrace                     Corona Hills, CA                     15,374,456.21      2,282,800.00        20,546,289.38
Promontory Pointe I & II              Phoenix, AZ                                    (M)      2,355,509.00        30,421,839.60
Prospect Towers                       Hackensack, NJ                       23,615,473.11      8,426,600.00        34,079,588.72
Pueblo Villas                         Albuquerque, NM                                  -        855,600.00         7,694,320.11
Quail Call                            Albany, GA                              706,537.54        104,723.44           922,727.65
Quail Cove                            Salt Lake City, UT                               -      2,271,800.00        20,444,380.86
Ramblewood I (Val)                    Valdosta, GA                            958,938.30        132,083.69         1,163,801.21
Ramblewood II (Aug)                   Augusta, GA                                      -        169,269.38         1,490,782.67
Ramblewood II (Val)                   Valdosta, GA                            474,813.99         61,672.12           543,398.57
Ranchside                             St. Petersburg, FL                               -        144,692.45         1,274,898.15
Ranchstone                            Houston, TX                                      -        770,000.00        15,371,430.67
Ravens Crest                          Plainsboro, NJ                                   -      4,670,850.00        42,080,642.31
Ravenwood                             Greenville, SC                        1,514,022.43        197,283.52         1,738,282.85
Ravinia                               Greenfield, WI                                 (O)      1,240,100.00        12,055,713.24
Red Deer I                            Dayton, OH                                       -        204,316.78         1,800,253.53
Red Deer II                           Dayton, OH                                       -        193,851.63         1,708,044.09
Redan Village I                       Atlanta, GA                                      -        274,294.48         2,416,963.33
Redan Village II                      Atlanta, GA                                      -        240,605.46         2,119,855.32
Redlands Lawn and Tennis              Redlands, CA                                     -      4,822,320.00        26,359,328.48
Regatta (Vacant Land)                 San Antonio, TX                                  -     60,474,079.26            22,760.32
Regency                               Charlotte, NC                                    -        890,000.00        11,783,919.89
Regency Palms                         Huntington Beach, CA                             -      1,857,400.00        16,713,253.54
Regency Woods                         Des Moines, IA                        6,345,345.00        753,480.21         7,031,077.91
Reserve at Ashley Lake                Boynton Beach, FL                    24,150,000.00      3,520,400.00        23,332,493.58
Reserve Square Combined               Cleveland, OH                                    -      2,618,851.89        23,582,868.99
Retreat, The                          Phoenix, AZ                          18,247,535.24      3,475,114.00        27,265,251.81
Ribbon Mill                           Manchester, CT                        4,508,078.74        787,929.00         5,273,063.28
Richmond Townhomes                    Houston, TX                           9,078,101.52        940,000.00        13,906,905.00
Ridgegate                             Seattle, WA                                      -        805,800.00         7,323,524.49
Ridgetop                              Tacoma, WA                                       -        811,500.00         7,299,489.64
Ridgetree                             Dallas, TX                                       -      2,115,200.00        19,030,979.07
Ridgeway Commons                      Memphis, TN                                      -        583,239.59         5,396,306.17
Ridgewood (Lou)                       Louisville, KY                                   -        163,685.89         1,442,301.06
Ridgewood (MI)                        Detriot, MI                           1,193,809.23        176,968.96         1,559,588.43
Ridgewood (Rus)                       Nashville, KY                           754,558.53         69,156.10           609,340.64
Ridgewood I (Bed)                     Bedford, IN                             840,810.11        107,119.92           943,843.19
Ridgewood I (Elk)                     Elkhart, IN                           1,150,900.21        159,371.17         1,404,233.72
Ridgewood I (GA)                      Atlanta, GA                           1,386,909.04        230,574.17         2,031,609.72
Ridgewood I (Lex)                     Lexington, KY                                    -        203,719.66         1,794,792.23
Ridgewood I (OH)                      Columbus, OH                          1,182,070.67        174,065.87         1,534,135.00
Ridgewood II (Bed)                    Bedford, IN                             872,263.76         99,558.74           877,220.98
Ridgewood II (Elk)                    Elkhart, IN                                      -        215,334.70         1,897,333.39
Ridgewood II (GA)                     Atlanta, GA                             991,910.86        164,999.02         1,453,626.21
Ridgewood II (OH)                     Columbus, OH                          1,142,668.28        162,913.98         1,435,647.68
Ridgewood Village                     San Diego, CA                                  (S)      5,761,500.00        14,032,510.64
Ridgewood Village II                  San Diego, CA                                    -      6,048,000.00        19,971,537.18
Rincon                                Houston, TX                                      -      4,401,900.00        16,734,745.75
River Bend                            Tampa, FL                                        -        602,945.00         2,936,653.60
River Glen I                          Columbus, OH                                     -        171,271.91         1,508,892.15
River Glen II                         Columbus, OH                          1,145,526.63        158,683.55         1,398,175.02
River Hill                            Grand Prairie, TX                                -      2,004,000.00        19,272,943.71
River Oak                             Louisville, KY                                   -      1,256,600.00        11,334,609.78
River Park                            Fort Worth, TX                        7,551,663.74      2,245,400.00         8,811,726.50
River's Bend (CT)                     Windsor, CT                          12,389,455.00      3,325,516.73        22,255,381.16
Rivers Edge                           Waterbury, CT                                    -        781,900.00         6,561,167.21
Rivers End I                          Jacksonville, FL                      1,387,410.81        171,744.81         1,507,064.67
Rivers End II                         Jacksonville, FL                      1,107,899.39        190,687.68         1,680,171.28
Riverside Park                        Tulsa, OK                                      (E)      1,441,400.00        12,371,637.06
Riverview Estates                     Toledo, OH                            1,008,729.27        141,209.98         1,244,213.79
Roanoke                               Detriot, MI                              40,500.00        369,911.16         3,259,270.40
Rock Creek                            Corrboro, NC                                     -        895,700.00         8,062,542.86
Rockingham Glen                       West Roxbury, MA                      4,476,934.75      1,124,216.91         7,523,605.48
Rolido Parque                         Houston, TX                           7,024,806.06      2,955,900.00         7,931,879.77
Rolling Green (Amherst)               Amherst, MA                           4,239,783.26      1,340,701.85         8,972,389.30
Rolling Green (Fall River)            Fall River, MA                        8,464,821.29      2,481,821.11        16,609,110.53
Rolling Green (Milford)               Milford, MA                           8,362,845.92      2,012,350.35        13,467,267.70
Rosecliff                             Quincy, MA                                       -      5,460,000.00        15,722,598.35




                                                                       COST CAPITALIZED
                                                                        SUBSEQUENT TO                     GROSS AMOUNT CARRIED
                                                                          ACQUISITION                         AT CLOSE OF
                   DESCRIPTION                                       (IMPROVEMENTS, NET) (H)                PERIOD 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                             BUILDING &                                BUILDING &
APARTMENT NAME                    LOCATION                        LAND        FIXTURES                 LAND           FIXTURES (A)
----------------------------------------------------------------------------------------------------------------------------------
Portland Center Combined          Portland, OR                     -       2,455,845.42            6,032,900.00      46,010,243.95
Portofino                         Chino Hills, CA                  -         264,980.51            3,572,400.00      14,925,974.27
Portofino (Val)                   Valencia, CA                     -                  -            8,640,000.00      21,484,324.48
Portside Towers Combined          Jersey City, NJ                  -         804,757.88           22,455,700.00      97,647,670.87
Prairie Creek I                   Richardson, TX                   -         143,290.84            4,067,291.52      39,129,313.13
Preakness                         Antioch, TN                      -       1,208,971.59            1,561,900.00       8,877,492.17
Preserve at Squaw Peak            Phoenix, AZ                      -         177,987.34              517,788.00       8,711,979.17
Preston at Willowbend             Plano, TX                        -       1,940,768.15              872,500.00      10,048,683.39
Preston Bend                      Dallas, TX                       -         253,165.22            1,085,200.00      10,277,669.88
Princeton Court                   Evansville, IN                   -          93,851.55              116,696.04       1,122,070.87
Princeton Square                  Jacksonville, FL                 -         210,720.20              864,000.00      12,121,197.90
Promenade (FL)                    St. Petersburg, FL               -         529,129.37            2,124,193.40      26,333,166.32
Promenade at Wyndham Lakes        Coral Springs, FL                -          48,965.17            6,640,000.00      26,792,724.96
Promenade Terrace                 Corona Hills, CA                 -         618,407.32            2,282,800.00      21,164,696.70
Promontory Pointe I & II          Phoenix, AZ                      -         666,848.01            2,355,509.00      31,088,687.61
Prospect Towers                   Hackensack, NJ                   -         470,152.12            8,426,600.00      34,549,740.84
Pueblo Villas                     Albuquerque, NM                  -       1,431,115.99              855,600.00       9,125,436.10
Quail Call                        Albany, GA                       -          54,409.61              104,723.44         977,137.26
Quail Cove                        Salt Lake City, UT               -         670,178.50            2,271,800.00      21,114,559.36
Ramblewood I (Val)                Valdosta, GA                     -          27,647.18              132,083.69       1,191,448.39
Ramblewood II (Aug)               Augusta, GA                      -          76,250.49              169,269.38       1,567,033.16
Ramblewood II (Val)               Valdosta, GA                     -          10,556.07               61,672.12         553,954.64
Ranchside                         St. Petersburg, FL               -          39,709.41              144,692.45       1,314,607.56
Ranchstone                        Houston, TX                      -         141,059.55              770,000.00      15,512,490.22
Ravens Crest                      Plainsboro, NJ                   -       2,969,740.69            4,670,850.00      45,050,383.00
Ravenwood                         Greenville, SC                   -          15,819.47              197,283.52       1,754,102.32
Ravinia                           Greenfield, WI                   -         330,433.07            1,240,100.00      12,386,146.31
Red Deer I                        Dayton, OH                       -          35,529.36              204,316.78       1,835,782.89
Red Deer II                       Dayton, OH                       -          35,300.87              193,851.63       1,743,344.96
Redan Village I                   Atlanta, GA                      -          52,213.38              274,294.48       2,469,176.71
Redan Village II                  Atlanta, GA                      -          11,410.98              240,605.46       2,131,266.30
Redlands Lawn and Tennis          Redlands, CA                     -         681,163.05            4,822,320.00      27,040,491.53
Regatta (Vacant Land)             San Antonio, TX                  -                  -           60,474,079.26          22,760.32
Regency                           Charlotte, NC                    -         183,681.23              890,000.00      11,967,601.12
Regency Palms                     Huntington Beach, CA             -         955,684.14            1,857,400.00      17,668,937.68
Regency Woods                     Des Moines, IA                   -         287,471.88              753,480.21       7,318,549.79
Reserve at Ashley Lake            Boynton Beach, FL                -         571,031.88            3,520,400.00      23,903,525.46
Reserve Square Combined           Cleveland, OH                    -      13,740,390.41            2,618,851.89      37,323,259.40
Retreat, The                      Phoenix, AZ                      -          82,607.41            3,475,114.00      27,347,859.22
Ribbon Mill                       Manchester, CT                   -           7,127.52              787,929.00       5,280,190.80
Richmond Townhomes                Houston, TX                      -         268,354.48              940,000.00      14,175,259.48
Ridgegate                         Seattle, WA                      -         271,814.24              805,800.00       7,595,338.73
Ridgetop                          Tacoma, WA                       -         240,687.23              811,500.00       7,540,176.87
Ridgetree                         Dallas, TX                       -       1,645,691.04            2,115,200.00      20,676,670.11
Ridgeway Commons                  Memphis, TN                      -         294,763.62              583,239.59       5,691,069.79
Ridgewood (Lou)                   Louisville, KY                   -           8,184.85              163,685.89       1,450,485.91
Ridgewood (MI)                    Detriot, MI                      -          32,178.50              176,968.96       1,591,766.93
Ridgewood (Rus)                   Nashville, KY                    -          43,817.83               69,156.10         653,158.47
Ridgewood I (Bed)                 Bedford, IN                      -          52,662.20              107,119.92         996,505.39
Ridgewood I (Elk)                 Elkhart, IN                      -          56,184.58              159,371.17       1,460,418.30
Ridgewood I (GA)                  Atlanta, GA                      -          66,366.75              230,574.17       2,097,976.47
Ridgewood I (Lex)                 Lexington, KY                    -          25,013.81              203,719.66       1,819,806.04
Ridgewood I (OH)                  Columbus, OH                     -          74,770.85              174,065.87       1,608,905.85
Ridgewood II (Bed)                Bedford, IN                      -          42,841.01               99,558.74         920,061.99
Ridgewood II (Elk)                Elkhart, IN                      -         106,847.12              215,334.70       2,004,180.51
Ridgewood II (GA)                 Atlanta, GA                      -          13,010.69              164,999.02       1,466,636.90
Ridgewood II (OH)                 Columbus, OH                     -          57,803.60              162,913.98       1,493,451.28
Ridgewood Village                 San Diego, CA                    -          42,894.84            5,761,500.00      14,075,405.48
Ridgewood Village II              San Diego, CA                    -                  -            6,048,000.00      19,971,537.18
Rincon                            Houston, TX                      -         258,070.33            4,401,900.00      16,992,816.08
River Bend                        Tampa, FL                        -       1,865,862.47              602,945.00       4,802,516.07
River Glen I                      Columbus, OH                     -          21,405.47              171,271.91       1,530,297.62
River Glen II                     Columbus, OH                     -          20,189.00              158,683.55       1,418,364.02
River Hill                        Grand Prairie, TX                -         306,203.37            2,004,000.00      19,579,147.08
River Oak                         Louisville, KY                   -         547,734.41            1,256,600.00      11,882,344.19
River Park                        Fort Worth, TX                   -       1,569,399.56            2,245,400.00      10,381,126.06
River's Bend (CT)                 Windsor, CT                      -          20,306.67            3,325,516.73      22,275,687.83
Rivers Edge                       Waterbury, CT                    -         106,359.50              781,900.00       6,667,526.71
Rivers End I                      Jacksonville, FL                 -          43,800.75              171,744.81       1,550,865.42
Rivers End II                     Jacksonville, FL                 -          45,715.12              190,687.68       1,725,886.40
Riverside Park                    Tulsa, OK                        -         380,573.35            1,441,400.00      12,752,210.41
Riverview Estates                 Toledo, OH                       -          52,680.29              141,209.98       1,296,894.08
Roanoke                           Detriot, MI                      -          61,702.74              369,911.16       3,320,973.14
Rock Creek                        Corrboro, NC                     -         477,999.82              895,700.00       8,540,542.68
Rockingham Glen                   West Roxbury, MA                 -          18,114.60            1,124,216.91       7,541,720.08
Rolido Parque                     Houston, TX                      -         905,729.83            2,955,900.00       8,837,609.60
Rolling Green (Amherst)           Amherst, MA                      -          27,221.35            1,340,701.85       8,999,610.65
Rolling Green (Fall River)        Fall River, MA                   -         103,499.64            2,481,821.11      16,712,610.17
Rolling Green (Milford)           Milford, MA                      -          63,632.94            2,012,350.35      13,530,900.64
Rosecliff                         Quincy, MA                       -           9,609.51            5,460,000.00      15,732,207.86






                                                                                                                    LIFE USED TO
                   DESCRIPTION                                                                                        COMPUTE
----------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                ACCUMULATED           DATE OF      LATEST INCOME
APARTMENT NAME                   LOCATION                      TOTAL (B)        DEPRECIATION       CONSTRUCTION    STATEMENT (C)
---------------------------------------------------------------------------------------------------------------------------------
Portland Center Combined         Portland, OR               52,043,143.95      (3,542,647.65)           1965         30 Years
Portofino                        Chino Hills, CA            18,498,374.27      (1,637,661.91)           1989         30 Years
Portofino (Val)                  Valencia, CA               30,124,324.48         (20,888.56)           1989         30 Years
Portside Towers Combined         Jersey City, NJ           120,103,370.87      (8,586,801.03)         1992/1997      30 Years
Prairie Creek I                  Richardson, TX             43,196,604.65      (2,515,689.05)          1998/99       30 Years
Preakness                        Antioch, TN                10,439,392.17      (1,244,588.52)           1986         30 Years
Preserve at Squaw Peak           Phoenix, AZ                 9,229,767.17        (984,844.75)           1990         30 Years
Preston at Willowbend            Plano, TX                  10,921,183.39      (2,758,189.22)           1985         30 Years
Preston Bend                     Dallas, TX                 11,362,869.88      (1,399,628.11)           1986         30 Years
Princeton Court                  Evansville, IN              1,238,766.91         (55,302.24)           1985         30 Years
Princeton Square                 Jacksonville, FL           12,985,197.90      (1,023,384.30)           1984         30 Years
Promenade (FL)                   St. Petersburg, FL         28,457,359.72      (2,080,141.61)           1994         30 Years
Promenade at Wyndham Lakes       Coral Springs, FL          33,432,724.96        (399,364.12)           1998         30 Years
Promenade Terrace                Corona Hills, CA           23,447,496.70      (3,512,419.35)           1990         30 Years
Promontory Pointe I & II         Phoenix, AZ                33,444,196.61      (3,421,810.04)         1984/1996      30 Years
Prospect Towers                  Hackensack, NJ             42,976,340.84      (2,925,499.55)           1995         30 Years
Pueblo Villas                    Albuquerque, NM             9,981,036.10      (1,702,381.39)           1975         30 Years
Quail Call                       Albany, GA                  1,081,860.70         (49,967.62)           1984         30 Years
Quail Cove                       Salt Lake City, UT         23,386,359.36      (2,940,373.63)           1987         30 Years
Ramblewood I (Val)               Valdosta, GA                1,323,532.08         (57,229.75)           1983         30 Years
Ramblewood II (Aug)              Augusta, GA                 1,736,302.54         (80,760.38)           1986         30 Years
Ramblewood II (Val)              Valdosta, GA                  615,626.76         (26,961.71)           1983         30 Years
Ranchside                        St. Petersburg, FL          1,459,300.01         (63,983.06)           1985         30 Years
Ranchstone                       Houston, TX                16,282,490.22      (1,235,084.05)           1996         30 Years
Ravens Crest                     Plainsboro, NJ             49,721,233.00     (10,952,204.72)           1984         30 Years
Ravenwood                        Greenville, SC              1,951,385.84         (82,321.32)           1987         30 Years
Ravinia                          Greenfield, WI             13,626,246.31      (1,300,444.91)           1991         30 Years
Red Deer I                       Dayton, OH                  2,040,099.67         (84,997.50)           1986         30 Years
Red Deer II                      Dayton, OH                  1,937,196.59         (80,591.15)           1987         30 Years
Redan Village I                  Atlanta, GA                 2,743,471.19        (113,607.38)           1984         30 Years
Redan Village II                 Atlanta, GA                 2,371,871.76         (97,405.12)           1986         30 Years
Redlands Lawn and Tennis         Redlands, CA               31,862,811.53      (3,076,574.60)           1986         30 Years
Regatta (Vacant Land)            San Antonio, TX            60,496,839.58                   -            (T)         30 Years
Regency                          Charlotte, NC              12,857,601.12        (969,981.11)           1986         30 Years
Regency Palms                    Huntington Beach, CA       19,526,337.68      (3,315,564.23)           1969         30 Years
Regency Woods                    Des Moines, IA              8,072,030.00        (886,347.07)           1986         30 Years
Reserve at Ashley Lake           Boynton Beach, FL          27,423,925.46      (2,765,328.73)           1990         30 Years
Reserve Square Combined          Cleveland, OH              39,942,111.29     (10,697,325.30)           1973         30 Years
Retreat, The                     Phoenix, AZ                30,822,973.22      (1,490,289.07)           1999         30 Years
Ribbon Mill                      Manchester, CT              6,068,119.80         (32,184.00)           1908         30 Years
Richmond Townhomes               Houston, TX                15,115,259.48      (1,129,062.53)           1995         30 Years
Ridgegate                        Seattle, WA                 8,401,138.73      (1,038,187.31)           1990         30 Years
Ridgetop                         Tacoma, WA                  8,351,676.87      (1,061,465.79)           1988         30 Years
Ridgetree                        Dallas, TX                 22,791,870.11      (4,007,861.24)           1983         30 Years
Ridgeway Commons                 Memphis, TN                 6,274,309.38        (682,427.06)           1970         30 Years
Ridgewood (Lou)                  Louisville, KY              1,614,171.80         (66,989.54)           1984         30 Years
Ridgewood (MI)                   Detriot, MI                 1,768,735.89         (74,770.65)           1983         30 Years
Ridgewood (Rus)                  Nashville, KY                 722,314.57         (35,844.29)           1984         30 Years
Ridgewood I (Bed)                Bedford, IN                 1,103,625.31         (48,490.10)           1984         30 Years
Ridgewood I (Elk)                Elkhart, IN                 1,619,789.47         (71,372.04)           1984         30 Years
Ridgewood I (GA)                 Atlanta, GA                 2,328,550.64         (96,665.41)           1984         30 Years
Ridgewood I (Lex)                Lexington, KY               2,023,525.70         (83,982.60)           1984         30 Years
Ridgewood I (OH)                 Columbus, OH                1,782,971.72         (76,697.53)           1984         30 Years
Ridgewood II (Bed)               Bedford, IN                 1,019,620.73         (45,180.00)           1986         30 Years
Ridgewood II (Elk)               Elkhart, IN                 2,219,515.21         (97,604.80)           1986         30 Years
Ridgewood II (GA)                Atlanta, GA                 1,631,635.92         (67,012.64)           1986         30 Years
Ridgewood II (OH)                Columbus, OH                1,656,365.26         (70,680.01)           1985         30 Years
Ridgewood Village                San Diego, CA              19,836,905.48      (1,526,872.43)           1997         30 Years
Ridgewood Village II             San Diego, CA              26,019,537.18         (42,872.10)           1997         30 Years
Rincon                           Houston, TX                21,394,716.08      (2,275,417.15)           1996         30 Years
River Bend                       Tampa, FL                   5,405,461.07      (3,985,060.40)           1971         30 Years
River Glen I                     Columbus, OH                1,701,569.53         (71,054.00)           1987         30 Years
River Glen II                    Columbus, OH                1,577,047.57         (65,365.10)           1987         30 Years
River Hill                       Grand Prairie, TX          21,583,147.08      (1,595,855.55)           1996         30 Years
River Oak                        Louisville, KY             13,138,944.19      (1,468,257.69)           1989         30 Years
River Park                       Fort Worth, TX             12,626,526.06      (1,067,221.51)           1984         30 Years
River's Bend (CT)                Windsor, CT                25,601,204.56        (133,863.00)           1973         30 Years
Rivers Edge                      Waterbury, CT               7,449,426.71        (632,610.71)           1974         30 Years
Rivers End I                     Jacksonville, FL            1,722,610.23         (76,469.92)           1986         30 Years
Rivers End II                    Jacksonville, FL            1,916,574.08         (82,529.35)           1986         30 Years
Riverside Park                   Tulsa, OK                  14,193,610.41      (1,567,509.58)           1994         30 Years
Riverview Estates                Toledo, OH                  1,438,104.06         (64,139.49)           1987         30 Years
Roanoke                          Detriot, MI                 3,690,884.30        (151,060.20)           1985         30 Years
Rock Creek                       Corrboro, NC                9,436,242.68      (1,358,449.33)           1986         30 Years
Rockingham Glen                  West Roxbury, MA            8,665,936.99         (45,770.00)           1974         30 Years
Rolido Parque                    Houston, TX                11,793,509.60      (1,122,120.68)           1978         30 Years
Rolling Green (Amherst)          Amherst, MA                10,340,312.50         (55,513.00)           1970         30 Years
Rolling Green (Fall River)       Fall River, MA             19,194,431.28        (103,495.00)           1971         30 Years
Rolling Green (Milford)          Milford, MA                15,543,250.99         (83,263.00)           1970         30 Years
Rosecliff                        Quincy, MA                 21,192,207.86        (803,325.57)           1990         30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Rosehill Pointe                       Lenexa, KS                           12,468,210.80      2,093,300.00        18,863,514.87
Rosewood (FL) (REIT)                  Tampa, FL                               943,846.55        141,000.00         1,269,094.77
Rosewood (KY)                         Louisville, KY                        1,580,289.56        253,452.90         2,233,196.22
Rosewood (OH)                         Columbus, OH                                     -        212,378.37         1,871,185.91
Rosewood Commons I                    Indianapolis, IN                      1,838,946.40        228,644.39         2,014,652.29
Rosewood Commons II                   Indianapolis, IN                                 -        220,463.03         1,942,519.54
Royal Oak                             Eagan, MN                            13,139,491.00      1,602,903.51        14,423,662.47
Royal Oaks (FL)                       Jacksonville, FL                                 -      1,988,000.00        13,645,117.44
Royale                                Cranston, RI                          2,018,441.00        512,785.47         3,431,718.15
Sabal Palm at Boot Ranch              Palm Harbor, FL                      16,397,073.60      3,888,000.00        28,923,691.69
Sabal Palm at Carrollwood Place       Tampa, FL                                        -      3,888,000.00        26,911,542.48
Sabal Palm at Lake Buena Vista        Orlando, Fl                          21,170,000.00      2,800,000.00        23,687,892.95
Sabal Palm at Metrowest               Orlando, Fl                                      -      4,110,000.00        38,394,864.86
Sabal Palm at Metrowest II            Orlando, Fl                                      -      4,560,000.00        33,907,282.83
Sabal Pointe                          Coral Springs, FL  (J)                           -      1,951,600.00        17,570,507.92
Saddle Ridge                          Loudoun County, VA                               -      1,364,800.00        12,283,616.32
Sailboat Bay                          Raleigh, NC                                      -        960,000.00         8,797,579.84
Sandalwood                            Toledo, OH                            1,091,201.35        151,926.23         1,338,635.64
Sandpiper II                          Fort Pierce, FL                                  -        155,495.65         1,369,987.12
Sanford Court                         Orlando, Fl                           1,736,620.44        238,814.10         2,104,212.44
Scarborough Square                    Rockville, MD                         5,070,127.14      1,815,000.00         7,606,664.56
Scottsdale Courtyards                 Scottsdale, AZ                                 (M)      2,979,269.00        25,073,537.79
Scottsdale Meadows                    Scottsdale, AZ                                   -      1,512,000.00        11,407,698.76
Security Manor                        Westfield, MA                         1,443,634.00        355,456.23         2,378,822.45
Sedona Springs                        Austin, TX                           15,975,000.00      2,574,000.00        23,477,042.72
Seeley Lake                           Tacoma, WA                                       -      2,760,400.00        24,845,286.28
Settler's Point                       Salt Lake City, UT                               -      1,715,100.00        15,437,046.26
Seventh & James                       Seattle, WA                                      -        663,800.00         5,974,802.99
Shadow Bay I                          Jacksonville, FL                                 -        123,318.51         1,086,720.43
Shadow Bay II                         Jacksonville, FL                        978,923.95        139,708.74         1,231,134.03
Shadow Brook                          Phoenix, AZ                                    (M)      3,065,496.00        18,367,686.39
Shadow Lake                           Doraville, GA                                    -      1,140,000.00        13,117,276.66
Shadow Ridge                          Tallahassee, FL                                  -        150,326.51         1,324,061.38
Shadow Trace                          Atlanta, GA                                      -        244,320.39         2,152,728.92
Shadowood I                           Sarasota, FL                          1,407,153.20        157,660.55         1,389,061.24
Shadowood II                          Sarasota, FL                          1,203,550.16        152,030.92         1,339,469.12
Sheffield Court                       Arlington, VA                                    -      3,349,350.00        31,960,799.88
Sherbrook (IN)                        Indianapolis, IN                      1,650,456.08        171,920.49         1,514,706.88
Sherbrook (OH)                        Columbus, OH                          1,083,565.19        163,493.35         1,440,035.77
Sherbrook (PA)                        Pittsburgh, WV                                   -        279,665.03         2,464,403.71
Shoal Run                             Birmingham, AL                                   -      1,380,000.00        12,218,577.43
Siena Terrace                         Lake Forest, CA                                  -      8,900,000.00        24,083,023.60
Sierra Canyon                         Canyon Cnty, CA                                  -      3,484,200.00        12,523,276.06
Silver Creek                          Phoenix, AZ                                    (M)        712,102.00         6,707,495.59
Silver Forest                         Ocala, FL                               848,684.63        126,535.69         1,114,917.31
Silver Shadow                         Las Vegas, NV                                    -        953,440.00         8,799,510.80
Silver Springs (FL)                   Jacksonville, FL                                 -      1,831,100.00        16,474,734.54
Silverwood                            Mission, KS                                    (Q)      1,230,000.00        11,070,904.41
Sky Pines I                           Orlando, Fl                           2,275,647.25        349,028.75         3,075,448.67
Sky Ridge                             Atlanta, GA                                      -        437,373.49         3,853,792.10
Skycrest                              Valencia, CA                         18,603,530.58     10,560,000.00        25,569,448.53
Skylark                               Union City, CA                                   -      1,781,600.00        16,713,915.87
Skyview                               Rancho Santa Margarita, CA                       -      3,380,000.00        21,953,151.07
Slate Run (Hop)                       Hopkinsville, KY                        892,408.30         91,303.73           804,535.36
Slate Run (Ind)                       Indianapolis, IN                      2,005,646.75        295,593.01         2,604,496.55
Slate Run (Leb)                       Indianapolis, IN                      1,218,318.03        154,060.96         1,357,444.95
Slate Run (Mia)                       Dayton, OH                              848,308.30        136,064.79         1,198,879.10
Slate Run I (Lou)                     Louisville, KY                                   -        179,765.59         1,583,930.73
Slate Run II (Lou)                    Louisville, KY                        1,154,639.24        167,722.89         1,477,722.46
Smoketree Polo Club                   Indio, CA                             8,750,000.00        867,200.00         6,971,076.37
Sommerset Place                       Raleigh, NC                                      -        360,000.00         7,800,205.70
Songbird                              San Antonio, TX                       6,405,557.03      1,082,500.00         9,733,790.98
Sonoran                               Phoenix, AZ                                    (M)      2,361,922.00        31,841,723.63
Sonterra at Foothill Ranch            Orange Cnty, CA                      15,726,617.49      7,503,400.00        24,048,506.71
South Creek                           Mesa, AZ                             15,271,593.23      2,671,300.00        24,042,041.82
South Pointe                          St. Louis, MO                         7,110,250.00        961,100.00         8,635,756.61
Southwood                             Palo Alto, CA                                    -      6,936,600.00        14,324,068.88
Spicewood                             Indianapolis, IN                      1,002,597.47        128,354.56         1,131,043.53
Spicewood Springs                     Jacksonville, FL                                 -      1,536,000.00        21,138,008.81
Spinnaker Cove                        Hermitage, TN                        14,205,000.00      1,461,731.24        12,770,420.93
Spring Gate                           Panama City, FL                                  -        132,951.42         1,171,446.91
Spring Hill Commons                   Acton, MA                                        -      1,107,435.54         7,411,299.39
Spring Lake Manor                     Birmingham, AL (V)                    3,739,521.58        199,991.58         4,641,397.31
Spring Oak                            Richmond, VA                                     -      3,803,700.00         9,281,003.62
Springbrook                           Anderson, SC                          1,686,138.82        168,958.84         1,488,611.47
Springs Colony                        Orlando, FL                                    (Q)        640,400.00         5,860,156.88
Springtree (REIT)                     W. Palm Beach, FL                     1,219,684.03        183,100.00         1,648,300.69
Springwood (Col)                      Columbus, OH                          1,068,089.71        189,947.71         1,672,888.81
Springwood (IN)                       Ft. Wayne, IN                           758,778.59        119,198.99         1,050,337.97
Springwood II (Aus)                   Youngstown, OH                                   -         78,057.03           687,767.52




                                                                      COST CAPITALIZED
                                                                       SUBSEQUENT TO                    GROSS AMOUNT CARRIED
                                                                        ACQUISITION                        AT CLOSE OF
                   DESCRIPTION                                     (IMPROVEMENTS, NET) (H)               PERIOD 12/31/00
---------------------------------------------------------------------------------------------------------------------------------
                                                                               BUILDING &                             BUILDING &
APARTMENT NAME                     LOCATION                         LAND        FIXTURES              LAND           FIXTURES (A)
---------------------------------------------------------------------------------------------------------------------------------
Rosehill Pointe                    Lenexa, KS                        -       2,084,240.62         2,093,300.00      20,947,755.49
Rosewood (FL) (REIT)               Tampa, FL                         -                  -           141,000.00       1,269,094.77
Rosewood (KY)                      Louisville, KY                    -          52,118.65           253,452.90       2,285,314.87
Rosewood (OH)                      Columbus, OH                      -          86,610.58           212,378.37       1,957,796.49
Rosewood Commons I                 Indianapolis, IN                  -         130,165.17           228,644.39       2,144,817.46
Rosewood Commons II                Indianapolis, IN                  -         101,855.11           220,463.03       2,044,374.65
Royal Oak                          Eagan, MN                         -         514,234.10         1,602,903.51      14,937,896.57
Royal Oaks (FL)                    Jacksonville, FL                  -         287,709.68         1,988,000.00      13,932,827.12
Royale                             Cranston, RI                      -           4,126.80           512,785.47       3,435,844.95
Sabal Palm at Boot Ranch           Palm Harbor, FL                   -         303,702.12         3,888,000.00      29,227,393.81
Sabal Palm at Carrollwood Place    Tampa, FL                         -         243,935.16         3,888,000.00      27,155,477.64
Sabal Palm at Lake Buena Vista     Orlando, Fl                       -         350,477.71         2,800,000.00      24,038,370.66
Sabal Palm at Metrowest            Orlando, Fl                       -         425,344.80         4,110,000.00      38,820,209.66
Sabal Palm at Metrowest II         Orlando, Fl                       -         179,345.36         4,560,000.00      34,086,628.19
Sabal Pointe                       Coral Springs, FL  (J)            -         464,096.60         1,951,600.00      18,034,604.52
Saddle Ridge                       Loudoun County, VA                -         539,133.86         1,364,800.00      12,822,750.18
Sailboat Bay                       Raleigh, NC                       -         232,016.04           960,000.00       9,029,595.88
Sandalwood                         Toledo, OH                        -          16,341.85           151,926.23       1,354,977.49
Sandpiper II                       Fort Pierce, FL                   -         101,277.38           155,495.65       1,471,264.50
Sanford Court                      Orlando, Fl                       -         167,791.77           238,814.10       2,272,004.21
Scarborough Square                 Rockville, MD                     -         263,858.71         1,815,000.00       7,870,523.27
Scottsdale Courtyards              Scottsdale, AZ                    -         379,322.62         2,979,269.00      25,452,860.41
Scottsdale Meadows                 Scottsdale, AZ                    -         329,052.34         1,512,000.00      11,736,751.10
Security Manor                     Westfield, MA                     -           1,731.18           355,456.23       2,380,553.63
Sedona Springs                     Austin, TX                        -         376,509.84         2,574,000.00      23,853,552.56
Seeley Lake                        Tacoma, WA                        -         681,345.72         2,760,400.00      25,526,632.00
Settler's Point                    Salt Lake City, UT                -         688,887.89         1,715,100.00      16,125,934.15
Seventh & James                    Seattle, WA                       -       1,344,924.79           663,800.00       7,319,727.78
Shadow Bay I                       Jacksonville, FL                  -          35,331.39           123,318.51       1,122,051.82
Shadow Bay II                      Jacksonville, FL                  -          36,089.37           139,708.74       1,267,223.40
Shadow Brook                       Phoenix, AZ                       -         554,771.49         3,065,496.00      18,922,457.88
Shadow Lake                        Doraville, GA                     -         147,569.77         1,140,000.00      13,264,846.43
Shadow Ridge                       Tallahassee, FL                   -          80,320.57           150,326.51       1,404,381.95
Shadow Trace                       Atlanta, GA                       -         128,833.74           244,320.39       2,281,562.66
Shadowood I                        Sarasota, FL                      -          45,116.91           157,660.55       1,434,178.15
Shadowood II                       Sarasota, FL                      -          25,507.46           152,030.92       1,364,976.58
Sheffield Court                    Arlington, VA                     -         762,145.60         3,349,350.00      32,722,945.48
Sherbrook (IN)                     Indianapolis, IN                  -          53,383.26           171,920.49       1,568,090.14
Sherbrook (OH)                     Columbus, OH                      -          60,099.45           163,493.35       1,500,135.22
Sherbrook (PA)                     Pittsburgh, WV                    -          52,747.46           279,665.03       2,517,151.17
Shoal Run                          Birmingham, AL                    -         102,879.18         1,380,000.00      12,321,456.61
Siena Terrace                      Lake Forest, CA                   -         406,032.28         8,900,000.00      24,489,055.88
Sierra Canyon                      Canyon Cnty, CA                   -         781,788.01         3,484,200.00      13,305,064.07
Silver Creek                       Phoenix, AZ                       -         226,730.76           712,102.00       6,934,226.35
Silver Forest                      Ocala, FL                         -          21,169.18           126,535.69       1,136,086.49
Silver Shadow                      Las Vegas, NV                     -         293,388.88           953,440.00       9,092,899.68
Silver Springs (FL)                Jacksonville, FL                  -       2,105,353.65         1,831,100.00      18,580,088.19
Silverwood                         Mission, KS                       -       1,143,431.40         1,230,000.00      12,214,335.81
Sky Pines I                        Orlando, Fl                       -         104,274.25           349,028.75       3,179,722.92
Sky Ridge                          Atlanta, GA                       -          55,088.80           437,373.49       3,908,880.90
Skycrest                           Valencia, CA                      -                  -        10,560,000.00      25,569,448.53
Skylark                            Union City, CA                    -         357,668.43         1,781,600.00      17,071,584.30
Skyview                            Rancho Santa Margarita, CA        -          70,776.40         3,380,000.00      22,023,927.47
Slate Run (Hop)                    Hopkinsville, KY                  -          64,006.21            91,303.73         868,541.57
Slate Run (Ind)                    Indianapolis, IN                  -          83,001.62           295,593.01       2,687,498.17
Slate Run (Leb)                    Indianapolis, IN                  -          81,716.31           154,060.96       1,439,161.26
Slate Run (Mia)                    Dayton, OH                        -          17,789.41           136,064.79       1,216,668.51
Slate Run I (Lou)                  Louisville, KY                    -          36,150.97           179,765.59       1,620,081.70
Slate Run II (Lou)                 Louisville, KY                    -          20,448.65           167,722.89       1,498,171.11
Smoketree Polo Club                Indio, CA                         -         635,230.27           867,200.00       7,606,306.64
Sommerset Place                    Raleigh, NC                       -         132,333.74           360,000.00       7,932,539.44
Songbird                           San Antonio, TX                   -       1,090,608.08         1,082,500.00      10,824,399.06
Sonoran                            Phoenix, AZ                       -         483,978.73         2,361,922.00      32,325,702.36
Sonterra at Foothill Ranch         Orange Cnty, CA                   -          90,882.04         7,503,400.00      24,139,388.75
South Creek                        Mesa, AZ                          -       1,319,504.65         2,671,300.00      25,361,546.47
South Pointe                       St. Louis, MO                     -         636,361.61           961,100.00       9,272,118.22
Southwood                          Palo Alto, CA                     -         653,997.34         6,936,600.00      14,978,066.22
Spicewood                          Indianapolis, IN                  -          17,914.57           128,354.56       1,148,958.10
Spicewood Springs                  Jacksonville, FL                  -       2,346,680.54         1,536,000.00      23,484,689.35
Spinnaker Cove                     Hermitage, TN                     -         629,136.88         1,461,731.24      13,399,557.81
Spring Gate                        Panama City, FL                   -         155,982.35           132,951.42       1,327,429.26
Spring Hill Commons                Acton, MA                         -           4,888.09         1,107,435.54       7,416,187.48
Spring Lake Manor                  Birmingham, AL (V)                -         187,530.44           199,991.58       4,828,927.75
Spring Oak                         Richmond, VA                      -                  -         3,803,700.00       9,281,003.62
Springbrook                        Anderson, SC                      -          41,012.71           168,958.84       1,529,624.18
Springs Colony                     Orlando, FL                       -       1,032,692.62           640,400.00       6,892,849.50
Springtree (REIT)                  W. Palm Beach, FL                 -                  -           183,100.00       1,648,300.69
Springwood (Col)                   Columbus, OH                      -          54,680.67           189,947.71       1,727,569.48
Springwood (IN)                    Ft. Wayne, IN                     -          31,880.77           119,198.99       1,082,218.74
Springwood II (Aus)                Youngstown, OH                    -          10,344.23            78,057.03         698,111.75




                                                                                                                      LIFE USED TO
                   DESCRIPTION                                                                                          COMPUTE
------------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                   ACCUMULATED        DATE OF        LATEST INCOME
APARTMENT NAME                     LOCATION                      TOTAL (B)        DEPRECIATION      CONSTRUCTION     STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Rosehill Pointe                    Lenexa, KS                  23,041,055.49     (4,256,777.18)         1984          30 Years
Rosewood (FL) (REIT)               Tampa, FL                    1,410,094.77                  -         1982          30 Years
Rosewood (KY)                      Louisville, KY               2,538,767.77       (106,655.55)         1984          30 Years
Rosewood (OH)                      Columbus, OH                 2,170,174.86        (93,451.82)         1985          30 Years
Rosewood Commons I                 Indianapolis, IN             2,373,461.85       (105,504.64)         1986          30 Years
Rosewood Commons II                Indianapolis, IN             2,264,837.68        (99,247.18)         1987          30 Years
Royal Oak                          Eagan, MN                   16,540,800.08     (1,709,267.50)         1989          30 Years
Royal Oaks (FL)                    Jacksonville, FL            15,920,827.12     (1,159,145.31)         1991          30 Years
Royale                             Cranston, RI                 3,948,630.42        (21,176.00)         1976          30 Years
Sabal Palm at Boot Ranch           Palm Harbor, FL             33,115,393.81     (2,343,890.01)         1996          30 Years
Sabal Palm at Carrollwood Place    Tampa, FL                   31,043,477.64     (2,190,042.04)         1995          30 Years
Sabal Palm at Lake Buena Vista     Orlando, Fl                 26,838,370.66     (1,966,468.08)         1988          30 Years
Sabal Palm at Metrowest            Orlando, Fl                 42,930,209.66     (3,044,752.74)         1998          30 Years
Sabal Palm at Metrowest II         Orlando, Fl                 38,646,628.19     (2,701,044.37)         1997          30 Years
Sabal Pointe                       Coral Springs, FL  (J)      19,986,204.52     (3,253,360.23)         1995          30 Years
Saddle Ridge                       Loudoun County, VA          14,187,550.18     (2,470,631.14)         1989          30 Years
Sailboat Bay                       Raleigh, NC                  9,989,595.88       (761,285.51)         1986          30 Years
Sandalwood                         Toledo, OH                   1,506,903.72        (62,909.12)         1984          30 Years
Sandpiper II                       Fort Pierce, FL              1,626,760.15        (73,155.02)         1982          30 Years
Sanford Court                      Orlando, Fl                  2,510,818.31       (107,152.55)         1976          30 Years
Scarborough Square                 Rockville, MD                9,685,523.27       (589,891.13)         1967          30 Years
Scottsdale Courtyards              Scottsdale, AZ              28,432,129.41     (2,792,846.25)         1993          30 Years
Scottsdale Meadows                 Scottsdale, AZ              13,248,751.10     (1,308,010.72)         1984          30 Years
Security Manor                     Westfield, MA                2,736,009.86        (14,966.00)         1971          30 Years
Sedona Springs                     Austin, TX                  26,427,552.56     (1,918,511.43)         1995          30 Years
Seeley Lake                        Tacoma, WA                  28,287,032.00     (3,430,166.01)         1990          30 Years
Settler's Point                    Salt Lake City, UT          17,841,034.15     (2,230,334.64)         1986          30 Years
Seventh & James                    Seattle, WA                  7,983,527.78       (859,006.69)         1992          30 Years
Shadow Bay I                       Jacksonville, FL             1,245,370.33        (54,730.23)         1984          30 Years
Shadow Bay II                      Jacksonville, FL             1,406,932.14        (61,403.53)         1985          30 Years
Shadow Brook                       Phoenix, AZ                 21,987,953.88     (2,093,792.53)         1984          30 Years
Shadow Lake                        Doraville, GA               14,404,846.43     (1,078,479.45)         1989          30 Years
Shadow Ridge                       Tallahassee, FL              1,554,708.46        (65,714.55)         1983          30 Years
Shadow Trace                       Atlanta, GA                  2,525,883.05       (106,713.86)         1984          30 Years
Shadowood I                        Sarasota, FL                 1,591,838.70        (69,376.78)         1982          30 Years
Shadowood II                       Sarasota, FL                 1,517,007.50        (65,690.78)         1983          30 Years
Sheffield Court                    Arlington, VA               36,072,295.48     (7,052,528.49)         1986          30 Years
Sherbrook (IN)                     Indianapolis, IN             1,740,010.63        (77,003.59)         1986          30 Years
Sherbrook (OH)                     Columbus, OH                 1,663,628.57        (72,141.63)         1985          30 Years
Sherbrook (PA)                     Pittsburgh, WV               2,796,816.20       (114,156.47)         1986          30 Years
Shoal Run                          Birmingham, AL              13,701,456.61     (1,022,047.58)         1986          30 Years
Siena Terrace                      Lake Forest, CA             33,389,055.88     (1,644,269.55)         1988          30 Years
Sierra Canyon                      Canyon Cnty, CA             16,789,264.07     (1,449,141.08)         1987          30 Years
Silver Creek                       Phoenix, AZ                  7,646,328.35       (814,715.37)         1986          30 Years
Silver Forest                      Ocala, FL                    1,262,622.18        (53,801.65)         1985          30 Years
Silver Shadow                      Las Vegas, NV               10,046,339.68     (2,295,067.84)         1992          30 Years
Silver Springs (FL)                Jacksonville, FL            20,411,188.19     (2,273,612.96)         1985          30 Years
Silverwood                         Mission, KS                 13,444,335.81     (3,068,534.53)         1986          30 Years
Sky Pines I                        Orlando, Fl                  3,528,751.67       (155,132.60)         1986          30 Years
Sky Ridge                          Atlanta, GA                  4,346,254.39       (179,899.40)         1987          30 Years
Skycrest                           Valencia, CA                36,129,448.53        (24,892.02)         1999          30 Years
Skylark                            Union City, CA              18,853,184.30     (1,446,932.80)         1986          30 Years
Skyview                            Rancho Santa Margarita, CA  25,403,927.47     (1,249,317.33)         1999          30 Years
Slate Run (Hop)                    Hopkinsville, KY               959,845.30        (45,558.25)         1984          30 Years
Slate Run (Ind)                    Indianapolis, IN             2,983,091.18       (127,569.43)         1984          30 Years
Slate Run (Leb)                    Indianapolis, IN             1,593,222.22        (72,643.46)         1984          30 Years
Slate Run (Mia)                    Dayton, OH                   1,352,733.30        (56,757.15)         1985          30 Years
Slate Run I (Lou)                  Louisville, KY               1,799,847.29        (76,648.17)         1984          30 Years
Slate Run II (Lou)                 Louisville, KY               1,665,894.00        (70,200.84)         1985          30 Years
Smoketree Polo Club                Indio, CA                    8,473,506.64       (727,017.25)        1987-89        30 Years
Sommerset Place                    Raleigh, NC                  8,292,539.44       (654,744.25)         1983          30 Years
Songbird                           San Antonio, TX             11,906,899.06     (1,915,253.54)         1981          30 Years
Sonoran                            Phoenix, AZ                 34,687,624.36     (3,576,733.29)         1995          30 Years
Sonterra at Foothill Ranch         Orange Cnty, CA             31,642,788.75     (2,359,543.80)         1997          30 Years
South Creek                        Mesa, AZ                    28,032,846.47     (4,437,156.36)        1986-89        30 Years
South Pointe                       St. Louis, MO               10,233,218.22     (1,346,508.67)         1986          30 Years
Southwood                          Palo Alto, CA               21,914,666.22     (1,422,343.54)         1985          30 Years
Spicewood                          Indianapolis, IN             1,277,312.66        (53,399.96)         1986          30 Years
Spicewood Springs                  Jacksonville, FL            25,020,689.35     (2,031,337.93)         1986          30 Years
Spinnaker Cove                     Hermitage, TN               14,861,289.05     (1,954,002.66)         1986          30 Years
Spring Gate                        Panama City, FL              1,460,380.68        (65,568.75)         1983          30 Years
Spring Hill Commons                Acton, MA                    8,523,623.02        (44,591.00)         1973          30 Years
Spring Lake Manor                  Birmingham, AL (V)           5,028,919.33       (209,649.00)         1972          30 Years
Spring Oak                         Richmond, VA                13,084,703.62                  -          (P)          30 Years
Springbrook                        Anderson, SC                 1,698,583.02        (77,224.23)         1986          30 Years
Springs Colony                     Orlando, FL                  7,533,249.50     (1,937,387.63)         1986          30 Years
Springtree (REIT)                  W. Palm Beach, FL            1,831,400.69                  -         1982          30 Years
Springwood (Col)                   Columbus, OH                 1,917,517.19        (81,577.43)         1983          30 Years
Springwood (IN)                    Ft. Wayne, IN                1,201,417.73        (51,189.18)         1981          30 Years
Springwood II (Aus)                Youngstown, OH                 776,168.78        (33,881.36)         1982          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
--------------------------------------------------------------------------------------------------------------------------------
Steeplechase                          Charlotte, NC                                    -      1,111,500.00        10,180,749.95
Sterling Point                        Denver, CO                                       -        935,500.00         8,419,199.52
Stewart Way I                         Savannah, GA                          2,168,339.23        290,772.56         2,562,373.14
Stillwater                            Savannah, GA                            926,760.14        151,197.79         1,332,417.32
Stone Crossing                        Montgomery, AL (V)                    2,048,859.28        103,186.01         2,793,116.64
Stonehenge (Day)                      Dayton, OH                            1,158,287.75        202,293.85         1,782,140.24
Stonehenge (Ind)                      Indianapolis, IN                      1,185,441.61        146,810.32         1,293,558.94
Stonehenge (Jas)                      Jasper, IN                              429,896.29         78,334.74           690,214.46
Stonehenge (KY)                       Nashville, KY                           785,924.42        111,631.60           983,596.05
Stonehenge (Mas)                      Canton, OH                              613,524.26        145,386.28         1,281,011.57
Stonehenge (MI)                       Jackson, MI                           1,058,006.75        146,553.91         1,291,449.64
Stonehenge I (Ric)                    Dayton, OH                            1,110,067.33        156,342.98         1,377,552.00
Stoney Creek                          Tacoma, WA                                       -      1,215,200.00        10,938,133.89
Stratford Lane I                      Columbus, OH                                     -        206,636.95         1,815,706.58
Stratford Square                      Winter Park, FL (V)                   3,759,144.20        391,300.00         3,279,516.54
Strawberry Place                      Tampa, FL                               730,190.69         78,444.76           691,183.84
Sturbridge Meadows                    Sturbridge, MA                        2,336,786.19        702,446.99         4,700,991.38
Suffolk Grove I                       Columbus, OH                                     -        214,106.74         1,886,414.73
Suffolk Grove II                      Columbus, OH                          1,031,836.26        167,682.97         1,477,568.67
Sugartree I                           Daytona Beach, FL                       968,739.69        164,984.83         1,453,696.13
Summer Chase                          Denver, CO                           11,128,304.59      1,709,200.00        15,375,007.91
Summer Creek                          Plymouth, MN                          2,266,378.75        579,600.00         3,815,800.17
Summer Ridge                          Riverside, CA                                    -        602,400.00         5,422,807.38
Summerhill Glen                       Maynard, MA                           2,089,990.08        415,812.01         2,782,741.89
Summerset Village                     Chatsworth, CA                                   -      2,891,345.68        23,670,889.45
Summerwood                            Hayward, CA                                      -      4,866,600.00         6,942,421.24
Summit & Birch Hill                   Farmington, CT                        7,286,123.00      1,757,437.88        11,761,315.05
Summit at Lake Union                  Seattle, WA                                      -      1,424,700.00        12,852,461.39
Summit Center (FL)                    W. Palm Beach, FL                     2,248,588.84        670,000.00         1,733,311.89
Summit Chase                          Coral Springs, FL                                -      1,122,100.00         4,431,710.99
Sun Creek                             Glendale, AZ                                   (M)        896,929.00         7,066,939.86
Sunny Oak Village                     Overland Park, KS                    14,320,979.74      2,247,750.00        20,230,536.38
Sunnyside                             Albany, GA                            1,314,002.89        166,887.10         1,470,612.23
Sunrise Springs                       Las Vegas, NV                                    -        975,300.00         8,775,662.32
Sunset Way I                          Miami, FL                             1,592,898.51        258,567.91         2,278,539.10
Sunset Way II                         Miami, FL                             2,603,116.81        274,903.14         2,422,546.26
Suntree Village                       Oro Valley, AZ                                 (M)      1,571,745.00        13,095,941.30
Surrey Downs                          Bellevue, WA                                     -      3,057,100.00         7,848,618.09
Sutton Place                          Dallas, TX                                       -      1,358,400.00        12,227,724.86
Sutton Place (FL)                     Lakeland, FL                            842,515.89        120,887.43         1,065,150.01
Sweetwater Glen                       Lawrenceville, GA                                -        500,000.00        10,469,749.09
Sycamore Creek                        Scottsdale, AZ                                 (E)      3,152,000.00        19,083,727.11
Tabor Ridge                           Cleveland, OH                                    -        235,940.28         2,079,290.00
Tamarlane                             Portland, ME                                     -        690,900.00         5,153,632.57
Tanasbourne Terrace                   Hillsboro, OR                        11,725,433.49      1,876,700.00        16,891,204.54
Tanglewood (RI)                       West Warwick, RI                      6,603,939.83      1,141,415.46         7,638,703.44
Tanglewood (VA)                       Manassas, VA                         24,855,586.50      2,108,295.00        19,674,832.78
Terrace Trace                         Tampa, FL                             1,614,975.59        193,916.40         1,708,614.78
Three Chopt West                      Richmond, VA (V)                      8,564,992.73        432,956.59         8,403,105.57
Thymewood II                          Miami, FL                                        -        219,660.95         1,936,463.36
Timber Hollow                         Chapel Hill, NC                                  -        800,000.00        11,219,536.59
Timbercreek                           Toledo, OH                            1,521,248.29        203,419.77         1,792,349.87
Timberwalk                            Jacksonville, FL                                 -      1,988,000.00        13,204,218.78
Timberwood                            Aurora, CO                                       -      1,518,600.00        14,587,786.32
Timberwood (OH)                       Macon, GA                                        -        144,299.39         1,271,304.85
Toscana                               Irvine, CA                                       -     39,410,000.00        50,815,891.88
Town & Country                        Birmingham, AL (V)                    2,341,799.87        147,122.73         3,027,820.17
Town Center (TX)                      Kingwood, TX                                     -      1,291,300.00        11,530,216.18
Town Center II (TX)                   Kingwood, TX                                     -      1,375,000.00        14,169,655.96
Townhomes of Meadowbrook              Auburn Hills, MI                      9,968,231.90      1,382,600.00        12,365,207.39
Townhouse Park                        Richmond, VA (V)                      7,578,479.45        384,176.00         9,820,606.65
Trails (CO), The                      Aurora, CO                            9,499,772.59      1,217,900.00         8,877,204.73
Trails at Briar Forest                Houston, TX                          13,890,174.49      2,380,000.00        24,911,560.72
Trails at Dominion Park               Houston, TX                          24,580,029.74      2,531,800.00        35,699,589.07
Trails of Valley Ranch                Irving, TX                                       -      2,809,400.00         7,923,063.57
Trailway Pond I                       Burnsville, MN                        4,909,210.00        479,284.26         4,312,143.56
Trailway Pond II                      Burnsville, MN                       11,354,755.00      1,107,287.54         9,961,408.87
Trinity Lakes                         Cordova, TN                                    (E)      1,982,000.00        14,941,745.65
Turf Club                             Littleton, CO                         9,520,000.00      2,107,300.00        15,478,040.20
Turkscap I                            Tampa, FL                                        -        125,766.44         1,108,139.39
Turkscap III                          Tampa, FL                               760,154.63        135,850.08         1,196,987.24
Twin Gates                            Birmingham, AL (V)                    4,886,391.95        273,144.27         4,962,351.14
Tyrone Gardens                        Randolph, MA                                     -      4,953,000.00         5,799,572.09
University Square I                   Tampa, FL                               901,694.30        197,456.54         1,739,807.29
Valencia Plantation                   Orlando, FL                                      -        873,000.00        12,819,377.37
Valley Creek I                        Woodbury, MN                         12,815,000.00      1,626,715.30        14,634,831.43
Valley Creek II                       Woodbury, MN                         10,100,000.00      1,232,659.25        11,097,830.18
Valleybrook                           Atlanta, GA                           1,501,622.94        254,490.09         2,242,463.08
Valleyfield (KY)                      Lexington, KY                         1,815,123.57        252,328.74         2,223,757.07
Valleyfield (PA)                      Pittsburg, PA                                    -        274,316.67         2,417,028.77




                                                                        COST CAPITALIZED
                                                                          SUBSEQUENT TO                    GROSS AMOUNT CARRIED
                                                                           ACQUISITION                         AT CLOSE OF
                   DESCRIPTION                                       (IMPROVEMENTS, NET) (H)                 PERIOD 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 BUILDING &                           BUILDING &
APARTMENT NAME                  LOCATION                              LAND        FIXTURES             LAND          FIXTURES (A)
----------------------------------------------------------------------------------------------------------------------------------
Steeplechase                    Charlotte, NC                          -         397,512.93        1,111,500.00      10,578,262.88
Sterling Point                  Denver, CO                             -         341,172.93          935,500.00       8,760,372.45
Stewart Way I                   Savannah, GA                           -         127,622.67          290,772.56       2,689,995.81
Stillwater                      Savannah, GA                           -          37,107.27          151,197.79       1,369,524.59
Stone Crossing                  Montgomery, AL (V)                     -         106,513.69          103,186.01       2,899,630.33
Stonehenge (Day)                Dayton, OH                             -          56,854.68          202,293.85       1,838,994.92
Stonehenge (Ind)                Indianapolis, IN                       -         101,408.52          146,810.32       1,394,967.46
Stonehenge (Jas)                Jasper, IN                             -          14,235.60           78,334.74         704,450.06
Stonehenge (KY)                 Nashville, KY                          -          37,865.92          111,631.60       1,021,461.97
Stonehenge (Mas)                Canton, OH                             -          52,276.14          145,386.28       1,333,287.71
Stonehenge (MI)                 Jackson, MI                            -          35,539.34          146,553.91       1,326,988.98
Stonehenge I (Ric)              Dayton, OH                             -          59,062.50          156,342.98       1,436,614.50
Stoney Creek                    Tacoma, WA                             -         311,725.95        1,215,200.00      11,249,859.84
Stratford Lane I                Columbus, OH                           -          22,059.73          206,636.95       1,837,766.31
Stratford Square                Winter Park, FL (V)                    -          95,488.64          391,300.00       3,375,005.18
Strawberry Place                Tampa, FL                              -          40,497.13           78,444.76         731,680.97
Sturbridge Meadows              Sturbridge, MA                         -           5,350.21          702,446.99       4,706,341.59
Suffolk Grove I                 Columbus, OH                           -          32,149.77          214,106.74       1,918,564.50
Suffolk Grove II                Columbus, OH                           -          23,206.06          167,682.97       1,500,774.73
Sugartree I                     Daytona Beach, FL                      -          34,295.54          164,984.83       1,487,991.67
Summer Chase                    Denver, CO                             -       1,391,162.25        1,709,200.00      16,766,170.16
Summer Creek                    Plymouth, MN                           -         176,510.85          579,600.00       3,992,311.02
Summer Ridge                    Riverside, CA                          -         253,505.72          602,400.00       5,676,313.10
Summerhill Glen                 Maynard, MA                            -          30,744.41          415,812.01       2,813,486.30
Summerset Village               Chatsworth, CA                         -         471,003.64        2,891,345.68      24,141,893.09
Summerwood                      Hayward, CA                            -         394,700.80        4,866,600.00       7,337,122.04
Summit & Birch Hill             Farmington, CT                         -          28,591.24        1,757,437.88      11,789,906.29
Summit at Lake Union            Seattle, WA                            -         880,889.75        1,424,700.00      13,733,351.14
Summit Center (FL)              W. Palm Beach, FL                      -          10,509.77          670,000.00       1,743,821.66
Summit Chase                    Coral Springs, FL                      -         432,724.63        1,122,100.00       4,864,435.62
Sun Creek                       Glendale, AZ                           -         197,305.05          896,929.00       7,264,244.91
Sunny Oak Village               Overland Park, KS                      -       2,394,726.30        2,247,750.00      22,625,262.68
Sunnyside                       Albany, GA                             -          41,164.67          166,887.10       1,511,776.90
Sunrise Springs                 Las Vegas, NV                          -         444,145.10          975,300.00       9,219,807.42
Sunset Way I                    Miami, FL                              -          49,857.82          258,567.91       2,328,396.92
Sunset Way II                   Miami, FL                              -          47,432.80          274,903.14       2,469,979.06
Suntree Village                 Oro Valley, AZ                         -         707,461.71        1,571,745.00      13,803,403.01
Surrey Downs                    Bellevue, WA                           -         185,203.61        3,057,100.00       8,033,821.70
Sutton Place                    Dallas, TX                             -       3,023,138.40        1,358,400.00      15,250,863.26
Sutton Place (FL)               Lakeland, FL                           -          87,747.98          120,887.43       1,152,897.99
Sweetwater Glen                 Lawrenceville, GA                      -         240,428.81          500,000.00      10,710,177.90
Sycamore Creek                  Scottsdale, AZ                         -         562,215.77        3,152,000.00      19,645,942.88
Tabor Ridge                     Cleveland, OH                          -         114,222.66          235,940.28       2,193,512.66
Tamarlane                       Portland, ME                           -         202,992.81          690,900.00       5,356,625.38
Tanasbourne Terrace             Hillsboro, OR                          -       1,615,598.73        1,876,700.00      18,506,803.27
Tanglewood (RI)                 West Warwick, RI                       -       1,257,031.08        1,141,415.46       8,895,734.52
Tanglewood (VA)                 Manassas, VA                           -       1,369,752.31        2,108,295.00      21,044,585.09
Terrace Trace                   Tampa, FL                              -          35,313.60          193,916.40       1,743,928.38
Three Chopt West                Richmond, VA (V)                       -         109,632.94          432,956.59       8,512,738.51
Thymewood II                    Miami, FL                              -          16,305.41          219,660.95       1,952,768.77
Timber Hollow                   Chapel Hill, NC                        -         322,240.62          800,000.00      11,541,777.21
Timbercreek                     Toledo, OH                             -          24,137.04          203,419.77       1,816,486.91
Timberwalk                      Jacksonville, FL                       -         283,013.74        1,988,000.00      13,487,232.52
Timberwood                      Aurora, CO                             -         571,157.64        1,518,600.00      15,158,943.96
Timberwood (OH)                 Macon, GA                              -          39,214.72          144,299.39       1,310,519.57
Toscana                         Irvine, CA                             -                  -       39,410,000.00      50,815,891.88
Town & Country                  Birmingham, AL (V)                     -         108,481.89          147,122.73       3,136,302.06
Town Center (TX)                Kingwood, TX                           -         240,198.91        1,291,300.00      11,770,415.09
Town Center II (TX)             Kingwood, TX                           -          52,199.81        1,375,000.00      14,221,855.77
Townhomes of Meadowbrook        Auburn Hills, MI                       -       1,140,104.32        1,382,600.00      13,505,311.71
Townhouse Park                  Richmond, VA (V)                       -         384,345.69          384,176.00      10,204,952.34
Trails (CO), The                Aurora, CO                             -       1,866,642.29        1,217,900.00      10,743,847.02
Trails at Briar Forest          Houston, TX                            -         391,492.41        2,380,000.00      25,303,053.13
Trails at Dominion Park         Houston, TX                            -       1,361,303.07        2,531,800.00      37,060,892.14
Trails of Valley Ranch          Irving, TX                             -         488,240.54        2,809,400.00       8,411,304.11
Trailway Pond I                 Burnsville, MN                         -         262,390.57          479,284.26       4,574,534.13
Trailway Pond II                Burnsville, MN                         -         302,243.77        1,107,287.54      10,263,652.64
Trinity Lakes                   Cordova, TN                            -         519,734.49        1,982,000.00      15,461,480.14
Turf Club                       Littleton, CO                          -       1,167,368.35        2,107,300.00      16,645,408.55
Turkscap I                      Tampa, FL                              -         117,753.37          125,766.44       1,225,892.76
Turkscap III                    Tampa, FL                              -          31,052.48          135,850.08       1,228,039.72
Twin Gates                      Birmingham, AL (V)                     -          88,514.71          273,144.27       5,050,865.85
Tyrone Gardens                  Randolph, MA                           -         261,180.20        4,953,000.00       6,060,752.29
University Square I             Tampa, FL                              -          21,940.74          197,456.54       1,761,748.03
Valencia Plantation             Orlando, FL                            -          86,629.08          873,000.00      12,906,006.45
Valley Creek I                  Woodbury, MN                           -         730,271.90        1,626,715.30      15,365,103.33
Valley Creek II                 Woodbury, MN                           -         233,382.99        1,232,659.25      11,331,213.17
Valleybrook                     Atlanta, GA                            -          28,004.49          254,490.09       2,270,467.57
Valleyfield (KY)                Lexington, KY                          -          76,721.40          252,328.74       2,300,478.47
Valleyfield (PA)                Pittsburg, PA                          -          77,715.97          274,316.67       2,494,744.74






                                                                                                                      LIFE USED TO
                   DESCRIPTION                                                                                          COMPUTE
------------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                  ACCUMULATED         DATE OF        LATEST INCOME
APARTMENT NAME                        LOCATION                 TOTAL (B)         DEPRECIATION       CONSTRUCTION     STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Steeplechase                          Charlotte, NC          11,689,762.88        (892,434.44)          1986          30 Years
Sterling Point                        Denver, CO              9,695,872.45      (1,172,643.57)          1979          30 Years
Stewart Way I                         Savannah, GA            2,980,768.37        (133,443.35)          1986          30 Years
Stillwater                            Savannah, GA            1,520,722.38         (65,023.03)          1983          30 Years
Stone Crossing                        Montgomery, AL (V)      3,002,816.34        (126,384.00)          1973          30 Years
Stonehenge (Day)                      Dayton, OH              2,041,288.77         (85,554.37)          1985          30 Years
Stonehenge (Ind)                      Indianapolis, IN        1,541,777.78         (73,337.53)          1984          30 Years
Stonehenge (Jas)                      Jasper, IN                782,784.80         (34,350.08)          1985          30 Years
Stonehenge (KY)                       Nashville, KY           1,133,093.57         (50,254.86)          1983          30 Years
Stonehenge (Mas)                      Canton, OH              1,478,673.99         (64,508.58)          1984          30 Years
Stonehenge (MI)                       Jackson, MI             1,473,542.89         (60,115.57)          1984          30 Years
Stonehenge I (Ric)                    Dayton, OH              1,592,957.48         (67,693.70)          1984          30 Years
Stoney Creek                          Tacoma, WA             12,465,059.84      (1,517,766.32)          1990          30 Years
Stratford Lane I                      Columbus, OH            2,044,403.26         (85,305.47)          1984          30 Years
Stratford Square                      Winter Park, FL (V)     3,766,305.18        (149,774.00)          1972          30 Years
Strawberry Place                      Tampa, FL                 810,125.73         (38,960.11)          1982          30 Years
Sturbridge Meadows                    Sturbridge, MA          5,408,788.58         (29,006.00)          1985          30 Years
Suffolk Grove I                       Columbus, OH            2,132,671.24         (88,886.73)          1985          30 Years
Suffolk Grove II                      Columbus, OH            1,668,457.70         (69,015.90)          1987          30 Years
Sugartree I                           Daytona Beach, FL       1,652,976.50         (71,127.49)          1984          30 Years
Summer Chase                          Denver, CO             18,475,370.16      (3,088,305.82)          1983          30 Years
Summer Creek                          Plymouth, MN            4,571,911.02        (385,019.74)          1985          30 Years
Summer Ridge                          Riverside, CA           6,278,713.10        (985,924.44)          1985          30 Years
Summerhill Glen                       Maynard, MA             3,229,298.31         (18,793.00)          1980          30 Years
Summerset Village                     Chatsworth, CA         27,033,238.77      (3,734,851.18)          1985          30 Years
Summerwood                            Hayward, CA            12,203,722.04        (699,839.02)          1982          30 Years
Summit & Birch Hill                   Farmington, CT         13,547,344.17         (70,480.00)          1967          30 Years
Summit at Lake Union                  Seattle, WA            15,158,051.14      (1,789,424.05)       1995 - 1997      30 Years
Summit Center (FL)                    W. Palm Beach, FL       2,413,821.66         (24,943.10)          1987          30 Years
Summit Chase                          Coral Springs, FL       5,986,535.62        (795,098.64)          1985          30 Years
Sun Creek                             Glendale, AZ            8,161,173.91        (851,199.43)          1985          30 Years
Sunny Oak Village                     Overland Park, KS      24,873,012.68      (4,587,378.46)          1984          30 Years
Sunnyside                             Albany, GA              1,678,664.00         (72,114.80)          1984          30 Years
Sunrise Springs                       Las Vegas, NV          10,195,107.42      (2,216,861.71)          1989          30 Years
Sunset Way I                          Miami, FL               2,586,964.83        (111,928.37)          1987          30 Years
Sunset Way II                         Miami, FL               2,744,882.20        (116,148.19)          1988          30 Years
Suntree Village                       Oro Valley, AZ         15,375,148.01      (1,694,289.05)          1986          30 Years
Surrey Downs                          Bellevue, WA           11,090,921.70        (736,489.67)          1986          30 Years
Sutton Place                          Dallas, TX             16,609,263.26      (4,715,811.08)          1985          30 Years
Sutton Place (FL)                     Lakeland, FL            1,273,785.42         (56,540.61)          1984          30 Years
Sweetwater Glen                       Lawrenceville, GA      11,210,177.90        (884,390.83)          1986          30 Years
Sycamore Creek                        Scottsdale, AZ         22,797,942.88      (2,374,902.25)          1984          30 Years
Tabor Ridge                           Cleveland, OH           2,429,452.94        (103,280.33)          1986          30 Years
Tamarlane                             Portland, ME            6,047,525.38        (720,866.73)          1986          30 Years
Tanasbourne Terrace                   Hillsboro, OR          20,383,503.27      (4,621,782.56)         1986-89        30 Years
Tanglewood (RI)                       West Warwick, RI       10,037,149.98         (47,326.00)          1973          30 Years
Tanglewood (VA)                       Manassas, VA           23,152,880.09      (5,024,988.41)          1987          30 Years
Terrace Trace                         Tampa, FL               1,937,844.78         (83,184.82)          1985          30 Years
Three Chopt West                      Richmond, VA (V)        8,945,695.10        (334,500.00)          1962          30 Years
Thymewood II                          Miami, FL               2,172,429.72         (89,912.30)          1986          30 Years
Timber Hollow                         Chapel Hill, NC        12,341,777.21        (950,443.09)          1986          30 Years
Timbercreek                           Toledo, OH              2,019,906.68         (84,715.35)          1987          30 Years
Timberwalk                            Jacksonville, FL       15,475,232.52      (1,132,238.79)          1987          30 Years
Timberwood                            Aurora, CO             16,677,543.96      (1,508,360.42)          1983          30 Years
Timberwood (OH)                       Macon, GA               1,454,818.96         (62,488.09)          1985          30 Years
Toscana                               Irvine, CA             90,225,891.88         (54,607.96)        1991/1993       30 Years
Town & Country                        Birmingham, AL (V)      3,283,424.79        (132,561.00)          1973          30 Years
Town Center (TX)                      Kingwood, TX           13,061,715.09      (1,684,967.97)          1994          30 Years
Town Center II (TX)                   Kingwood, TX           15,596,855.77        (531,989.45)          1994          30 Years
Townhomes of Meadowbrook              Auburn Hills, MI       14,887,911.71      (1,313,852.34)          1988          30 Years
Townhouse Park                        Richmond, VA (V)       10,589,128.34        (427,419.00)          1966          30 Years
Trails (CO), The                      Aurora, CO             11,961,747.02      (3,333,488.11)          1986          30 Years
Trails at Briar Forest                Houston, TX            27,683,053.13      (2,091,203.34)          1990          30 Years
Trails at Dominion Park               Houston, TX            39,592,692.14      (5,360,575.68)          1992          30 Years
Trails of Valley Ranch                Irving, TX             11,220,704.11        (925,205.60)          1986          30 Years
Trailway Pond I                       Burnsville, MN          5,053,818.39        (537,718.65)          1988          30 Years
Trailway Pond II                      Burnsville, MN         11,370,940.18      (1,173,053.00)          1988          30 Years
Trinity Lakes                         Cordova, TN            17,443,480.14      (1,930,595.10)          1985          30 Years
Turf Club                             Littleton, CO          18,752,708.55      (1,672,928.63)          1986          30 Years
Turkscap I                            Tampa, FL               1,351,659.20         (57,295.34)          1977          30 Years
Turkscap III                          Tampa, FL               1,363,889.80         (58,312.87)          1982          30 Years
Twin Gates                            Birmingham, AL (V)      5,324,010.12        (214,506.00)          1967          30 Years
Tyrone Gardens                        Randolph, MA           11,013,752.29        (588,686.80)        1961/1965       30 Years
University Square I                   Tampa, FL               1,959,204.57         (82,873.68)          1979          30 Years
Valencia Plantation                   Orlando, FL            13,779,006.45      (1,030,804.15)          1990          30 Years
Valley Creek I                        Woodbury, MN           16,991,818.63      (1,774,728.82)          1989          30 Years
Valley Creek II                       Woodbury, MN           12,563,872.42      (1,280,157.80)          1990          30 Years
Valleybrook                           Atlanta, GA             2,524,957.66        (104,707.31)          1986          30 Years
Valleyfield (KY)                      Lexington, KY           2,552,807.21        (107,890.16)          1985          30 Years
Valleyfield (PA)                      Pittsburg, PA           2,769,061.41        (114,875.68)          1985          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                      INITIAL COST TO
                   DESCRIPTION                                                                            COMPANY
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES          LAND              FIXTURES
-------------------------------------------------------------------------------------------------------------------------------
Valleyfield I                         Atlanta, GA                           1,604,035.12        252,413.03         2,224,133.89
Valleyfield II                        Atlanta, GA                                      -        258,320.37         2,276,083.97
Van Deene Manor                       West Springfield, MA                  3,071,031.00        744,491.11         4,982,363.58
Via Ventura                           Phoenix, AZ                                    (E)      1,486,600.00        13,382,005.92
Villa Encanto                         Phoenix, AZ                          11,963,000.00      2,884,447.00        22,197,362.84
Villa Solana                          Laguna Hills, CA                                 -      1,665,100.00        14,985,677.51
Village at Bear Creek                 Denver, CO                           20,310,122.57      4,519,700.00        40,676,389.86
Village at Lakewood                   Phoenix, AZ                                    (N)      3,166,411.00        13,859,089.81
Village at Tanque Verde               Tucson, AZ                                     (N)      1,434,838.00         7,134,637.58
Village Oaks                          Austin, TX                            4,783,981.77      1,186,000.00        10,663,736.24
Village of Newport                    Federal Way, WA                                  -        416,300.00         3,756,582.21
Villas at Josey Ranch                 Carrollton, TX                        6,661,615.66      1,587,700.00         7,254,727.19
Villas of Oak Creste                  San Antonio, TX                                  -        905,800.00         8,151,737.96
Viridian Lake                         Fort Myers, FL                                   -        960,000.00        17,806,757.92
Vista Del Lago                        Mission Viejo, CA                    30,396,981.60      4,525,800.00        40,736,293.14
Vista Grove                           Mesa, AZ                                         -      1,341,796.00        12,157,045.12
Vista Pointe                          Irving, TX                                       -      2,080,800.00        17,014,486.38
Walden Wood                           Southfield, MI                        5,600,252.93        834,700.00         7,513,690.33
Walker Place                          Dallas, TX                            1,124,328.52        125,274.01         1,103,800.59
Warwick Station                       Denver, CO                            9,273,000.00      2,282,000.00        20,543,194.91
Waterbury (GA)                        Athens, GA                                       -        147,450.03         1,299,195.48
Waterbury (IN)                        Indianapolis, IN                        814,991.14        105,245.15           927,324.45
Waterbury (MI)                        Detroit,MI                            2,069,763.97        331,738.84         2,922,588.70
Waterbury (OH)                        Cincinnati, OH                                   -        193,166.67         1,701,833.85
Waterbury (TN)                        Clarksville, TN                                  -        116,967.54         1,031,171.54
Waterford (Jax)                       Jacksonville, FL                                 -      3,550,922.50        23,672,461.95
Waterford at Deerwood                 Jacksonville, FL                     10,511,208.59      1,736,000.00        10,659,701.84
Waterford at Orange Park              Orange Park, FL                       9,540,000.00      1,960,000.00        12,098,784.47
Waterford at Regency                  Jacksonville, FL                      7,049,845.41      1,113,000.00         5,184,161.74
Waterford at the Lakes                Kent, WA                                         -      3,100,200.00        16,140,923.73
Waterford Village (Broward)           Delray Beach, FL                                 -      1,888,000.00        15,358,635.40
Watermark Square                      Portland, OR                          7,808,318.90      1,580,500.00        14,194,258.85
Waterstone Place                      Seattle, WA                                      -      2,964,000.00        26,674,598.90
Webster Green                         Needham, MA                           6,593,251.18      1,418,892.54         9,495,665.44
Welleby Lake Club                     Sunrise, FL                                      -      3,648,000.00        17,620,879.42
Wellington (WA)                       Silverdale, WA                        7,961,395.64      1,099,300.00         9,883,302.82
Wellington Hill                       Manchester, NH                                 (Q)      1,890,200.00        17,120,661.97
Wellsford Oaks                        Tulsa, OK                                        -      1,310,500.00        11,794,289.56
Wentworth                             Detroit,MI                                       -        217,502.26         1,916,231.96
West Of Eastland                      Columbus, OH                          1,997,125.39        234,543.74         2,066,674.99
Westbrook Village                     Manchester, MO                                   -      2,310,000.00        10,606,342.76
Westcreek                             Jacksonville, FL                                 -        185,199.13         1,632,256.15
Westridge                             Tacoma, WA                                       -      3,501,900.00        31,506,082.24
Westside Villas I                     Los Angeles, CA                                  -      1,785,000.00         3,234,812.08
Westside Villas II                    Los Angeles, CA                                  -      1,955,000.00         3,542,992.78
Westside Villas III                   Los Angeles, CA                                  -      3,060,000.00         5,541,727.38
Westside Villas IV                    Los Angeles, CA                                  -      3,060,000.00         5,541,727.39
Westside Villas V                     Los Angeles, CA                                  -      5,100,000.00         9,230,717.47
Westway                               Brunswick, GA                                    -        168,322.68         1,483,106.21
Westwood (IN)                         Elkhart, IN                                      -         78,507.76           691,663.90
Westwood (OH)                         Columbus, OH                             92,533.97         18,554.25           163,483.16
Westwood Glen                         Westwood, MA                          4,376,206.03      1,616,504.78        10,818,147.34
Westwood Pines                        Tamarac, FL                                      -      1,528,600.00        13,739,616.00
Westwynd Apts                         West Hartford, CT                                -        308,543.13         2,064,865.58
Whispering Oaks                       Walnut Creek, CA                     10,734,712.48      2,170,800.00        19,539,586.15
Whispering Pines                      Fr. Pierce, FL                                   -        384,000.00           621,367.08
Whispering Pines II                   Fr. Pierce, FL                                   -        105,171.51           926,475.58
Whisperwood                           Alabany, GA                                      -         84,240.30           742,373.88
White Bear Woods                      White Bear Lake, MN                  14,172,876.00      1,624,740.73        14,618,489.69
Wilcrest Woods                        Savannah, GA                          1,330,239.65        187,306.36         1,650,373.13
Wilde Lake                            Richmond, VA                          4,440,000.00        947,200.00         8,594,105.46
Wilkins Glen                          Medfield, MA                          1,864,079.32        538,482.64         3,603,691.51
Willow Creek I (GA)                   Atlanta, GA                             818,032.32        145,768.69         1,298,973.46
Willow Lakes                          Spartanburg, SC                       2,031,065.16        200,989.58         1,770,937.26
Willow Run (GA)                       Atlanta, GA                           1,711,016.73        197,964.94         1,744,286.82
Willow Run (IN)                       New Albany, IN                        1,118,089.83        183,872.68         1,620,118.73
Willow Run (KY)                       Owensboro, KY                         1,115,319.51        141,015.67         1,242,351.72
Willow Trail                          Norcross, GA                                     -      1,120,000.00        11,412,981.59
Willowick                             Aurora, CO                                       -        506,900.00         4,157,878.35
Will-O-Wisp                           Kinston, NC (V)                       3,596,675.01        197,397.72         4,021,457.73
Willowood (GA)                        Macon, GA                             1,134,089.91        160,257.54         1,411,943.57
Willowood East II                     Indianapolis, IN                        771,961.77        104,917.75           924,589.72
Willowood I (Gro)                     Columbus, OH                            936,345.81        126,045.04         1,110,558.13
Willowood I (IN)                      Bloomington, IN                       1,133,814.00        163,896.17         1,444,103.85
Willowood I (KY)                      Lexington, KY                         1,003,549.08        138,822.38         1,223,176.43
Willowood I (Woo)                     Akron, OH                               691,062.49        117,254.13         1,033,136.63
Willowood II (Gro)                    Columbus, OH                            545,797.09         70,923.51           624,814.43
Willowood II (IN)                     Bloomington, IN                       1,142,270.91        161,306.27         1,421,284.06
Willowood II (KY)                     Lexington, KY                           836,624.03        120,375.49         1,060,639.21
Willowood II (Tro)                    Dayton, OH                              897,579.19        142,623.37         1,256,667.34




                                                                    COST CAPITALIZED
                                                                      SUBSEQUENT TO                        GROSS AMOUNT CARRIED
                                                                       ACQUISITION                              AT CLOSE OF
                   DESCRIPTION                                   (IMPROVEMENTS, NET) (H)                     PERIOD 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                             BUILDING &                                BUILDING &
APARTMENT NAME                    LOCATION                       LAND         FIXTURES                  LAND          FIXTURES (A)
----------------------------------------------------------------------------------------------------------------------------------
Valleyfield I                     Atlanta, GA                      -          37,341.67              252,413.03       2,261,475.56
Valleyfield II                    Atlanta, GA                      -          18,081.66              258,320.37       2,294,165.63
Van Deene Manor                   West Springfield, MA             -           8,194.77              744,491.11       4,990,558.35
Via Ventura                       Phoenix, AZ                      -       5,145,492.71            1,486,600.00      18,527,498.63
Villa Encanto                     Phoenix, AZ                      -       1,195,221.71            2,884,447.00      23,392,584.55
Villa Solana                      Laguna Hills, CA                 -       1,484,675.07            1,665,100.00      16,470,352.58
Village at Bear Creek             Denver, CO                       -         589,617.59            4,519,700.00      41,266,007.45
Village at Lakewood               Phoenix, AZ                      -         529,477.33            3,166,411.00      14,388,567.14
Village at Tanque Verde           Tucson, AZ                       -         476,802.27            1,434,838.00       7,611,439.85
Village Oaks                      Austin, TX                       -         664,619.87            1,186,000.00      11,328,356.11
Village of Newport                Federal Way, WA                  -         365,616.74              416,300.00       4,122,198.95
Villas at Josey Ranch             Carrollton, TX                   -         342,131.02            1,587,700.00       7,596,858.21
Villas of Oak Creste              San Antonio, TX                  -         775,964.50              905,800.00       8,927,702.46
Viridian Lake                     Fort Myers, FL                   -         850,368.44              960,000.00      18,657,126.36
Vista Del Lago                    Mission Viejo, CA                -       2,760,256.78            4,525,800.00      43,496,549.92
Vista Grove                       Mesa, AZ                         -         191,877.63            1,341,796.00      12,348,922.75
Vista Pointe                      Irving, TX                       -         331,881.18            2,080,800.00      17,346,367.56
Walden Wood                       Southfield, MI                   -       1,432,044.36              834,700.00       8,945,734.69
Walker Place                      Dallas, TX                       -          16,240.22              125,274.01       1,120,040.81
Warwick Station                   Denver, CO                       -         308,571.22            2,282,000.00      20,851,766.13
Waterbury (GA)                    Athens, GA                       -          15,493.58              147,450.03       1,314,689.06
Waterbury (IN)                    Indianapolis, IN                 -          26,903.62              105,245.15         954,228.07
Waterbury (MI)                    Detroit,MI                       -          79,577.25              331,738.84       3,002,165.95
Waterbury (OH)                    Cincinnati, OH                   -         103,615.68              193,166.67       1,805,449.53
Waterbury (TN)                    Clarksville, TN                  -          27,618.72              116,967.54       1,058,790.26
Waterford (Jax)                   Jacksonville, FL                 -         723,659.65            3,550,922.50      24,396,121.60
Waterford at Deerwood             Jacksonville, FL                 -         478,092.82            1,736,000.00      11,137,794.66
Waterford at Orange Park          Orange Park, FL                  -       1,049,689.66            1,960,000.00      13,148,474.13
Waterford at Regency              Jacksonville, FL                 -         186,776.87            1,113,000.00       5,370,938.61
Waterford at the Lakes            Kent, WA                         -         686,911.56            3,100,200.00      16,827,835.29
Waterford Village (Broward)       Delray Beach, FL                 -       1,552,848.67            1,888,000.00      16,911,484.07
Watermark Square                  Portland, OR                     -       1,225,588.24            1,580,500.00      15,419,847.09
Waterstone Place                  Seattle, WA                      -       3,568,282.38            2,964,000.00      30,242,881.28
Webster Green                     Needham, MA                      -           6,816.38            1,418,892.54       9,502,481.82
Welleby Lake Club                 Sunrise, FL                      -         304,723.72            3,648,000.00      17,925,603.14
Wellington (WA)                   Silverdale, WA                   -         692,925.94            1,099,300.00      10,576,228.76
Wellington Hill                   Manchester, NH                   -       2,078,225.20            1,890,200.00      19,198,887.17
Wellsford Oaks                    Tulsa, OK                        -         265,623.71            1,310,500.00      12,059,913.27
Wentworth                         Detroit,MI                       -          61,834.30              217,502.26       1,978,066.26
West Of Eastland                  Columbus, OH                     -          90,977.29              234,543.74       2,157,652.28
Westbrook Village                 Manchester, MO                   -         310,247.87            2,310,000.00      10,916,590.63
Westcreek                         Jacksonville, FL                 -          38,058.80              185,199.13       1,670,314.95
Westridge                         Tacoma, WA                       -       1,243,796.74            3,501,900.00      32,749,878.98
Westside Villas I                 Los Angeles, CA                  -                  -            1,785,000.00       3,234,812.08
Westside Villas II                Los Angeles, CA                  -                  -            1,955,000.00       3,542,992.78
Westside Villas III               Los Angeles, CA                  -           3,455.40            3,060,000.00       5,545,182.78
Westside Villas IV                Los Angeles, CA                  -                  -            3,060,000.00       5,541,727.39
Westside Villas V                 Los Angeles, CA                  -             232.20            5,100,000.00       9,230,949.67
Westway                           Brunswick, GA                    -          60,696.26              168,322.68       1,543,802.47
Westwood (IN)                     Elkhart, IN                      -          59,804.69               78,507.76         751,468.59
Westwood (OH)                     Columbus, OH                     -           3,135.16               18,554.25         166,618.32
Westwood Glen                     Westwood, MA                     -          38,475.82            1,616,504.78      10,856,623.16
Westwood Pines                    Tamarac, FL                      -         457,492.28            1,528,600.00      14,197,108.28
Westwynd Apts                     West Hartford, CT                -           4,331.33              308,543.13       2,069,196.91
Whispering Oaks                   Walnut Creek, CA                 -       1,446,350.21            2,170,800.00      20,985,936.36
Whispering Pines                  Fr. Pierce, FL                   -           7,796.94              384,000.00         629,164.02
Whispering Pines II               Fr. Pierce, FL                   -          32,319.64              105,171.51         958,795.22
Whisperwood                       Alabany, GA                      -          26,099.38               84,240.30         768,473.26
White Bear Woods                  White Bear Lake, MN              -         369,781.09            1,624,740.73      14,988,270.78
Wilcrest Woods                    Savannah, GA                     -          50,796.61              187,306.36       1,701,169.74
Wilde Lake                        Richmond, VA                     -         598,980.61              947,200.00       9,193,086.07
Wilkins Glen                      Medfield, MA                     -          25,375.49              538,482.64       3,629,067.00
Willow Creek I (GA)               Atlanta, GA                      -          14,773.25              145,768.69       1,313,746.71
Willow Lakes                      Spartanburg, SC                  -          49,082.78              200,989.58       1,820,020.04
Willow Run (GA)                   Atlanta, GA                      -         117,118.64              197,964.94       1,861,405.46
Willow Run (IN)                   New Albany, IN                   -          65,051.17              183,872.68       1,685,169.90
Willow Run (KY)                   Owensboro, KY                    -          43,030.59              141,015.67       1,285,382.31
Willow Trail                      Norcross, GA                     -         210,365.26            1,120,000.00      11,623,346.85
Willowick                         Aurora, CO                       -         234,908.29              506,900.00       4,392,786.64
Will-O-Wisp                       Kinston, NC (V)                  -          65,387.39              197,397.72       4,086,845.12
Willowood (GA)                    Macon, GA                        -          11,587.14              160,257.54       1,423,530.71
Willowood East II                 Indianapolis, IN                 -          65,218.51              104,917.75         989,808.23
Willowood I (Gro)                 Columbus, OH                     -          22,101.36              126,045.04       1,132,659.49
Willowood I (IN)                  Bloomington, IN                  -          39,135.33              163,896.17       1,483,239.18
Willowood I (KY)                  Lexington, KY                    -          38,710.31              138,822.38       1,261,886.74
Willowood I (Woo)                 Akron, OH                        -          25,647.84              117,254.13       1,058,784.47
Willowood II (Gro)                Columbus, OH                     -          19,369.60               70,923.51         644,184.03
Willowood II (IN)                 Bloomington, IN                  -          27,656.99              161,306.27       1,448,941.05
Willowood II (KY)                 Lexington, KY                    -          14,217.24              120,375.49       1,074,856.45
Willowood II (Tro)                Dayton, OH                       -          28,329.50              142,623.37       1,284,996.84





                                                                                                                    LIFE USED TO
                   DESCRIPTION                                                                                        COMPUTE
-----------------------------------------------------------------------------------------------------------------  DEPRECIATION IN
                                                                                  ACCUMULATED         DATE OF       LATEST INCOME
APARTMENT NAME                    LOCATION                      TOTAL (B)        DEPRECIATION      CONSTRUCTION     STATEMENT (C)
----------------------------------------------------------------------------------------------------------------------------------
Valleyfield I                     Atlanta, GA                 2,513,888.59        (103,398.95)          1984          30 Years
Valleyfield II                    Atlanta, GA                 2,552,486.00        (104,145.66)          1985          30 Years
Van Deene Manor                   West Springfield, MA        5,735,049.46         (30,708.00)          1970          30 Years
Via Ventura                       Phoenix, AZ                20,014,098.63      (5,199,712.99)          1980          30 Years
Villa Encanto                     Phoenix, AZ                26,277,031.55      (2,745,410.72)          1983          30 Years
Villa Solana                      Laguna Hills, CA           18,135,452.58      (4,265,800.91)          1984          30 Years
Village at Bear Creek             Denver, CO                 45,785,707.45      (5,260,002.87)          1987          30 Years
Village at Lakewood               Phoenix, AZ                17,554,978.14      (1,715,077.36)          1988          30 Years
Village at Tanque Verde           Tucson, AZ                  9,046,277.85        (960,445.44)        1984-1994       30 Years
Village Oaks                      Austin, TX                 12,514,356.11      (1,917,139.42)          1984          30 Years
Village of Newport                Federal Way, WA             4,538,498.95      (1,057,467.24)          1987          30 Years
Villas at Josey Ranch             Carrollton, TX              9,184,558.21        (756,377.97)          1986          30 Years
Villas of Oak Creste              San Antonio, TX             9,833,502.46      (1,360,349.41)          1979          30 Years
Viridian Lake                     Fort Myers, FL             19,617,126.36      (1,517,840.89)          1991          30 Years
Vista Del Lago                    Mission Viejo, CA          48,022,349.92     (11,034,600.99)         1986-88        30 Years
Vista Grove                       Mesa, AZ                   13,690,718.75      (1,313,431.31)       1997 - 1998      30 Years
Vista Pointe                      Irving, TX                 19,427,167.56      (1,719,687.18)          1996          30 Years
Walden Wood                       Southfield, MI              9,780,434.69      (2,652,785.02)          1972          30 Years
Walker Place                      Dallas, TX                  1,245,314.82         (53,760.52)          1988          30 Years
Warwick Station                   Denver, CO                 23,133,766.13      (2,747,667.34)          1986          30 Years
Waterbury (GA)                    Athens, GA                  1,462,139.09         (61,335.44)          1985          30 Years
Waterbury (IN)                    Indianapolis, IN            1,059,473.22         (45,974.30)          1984          30 Years
Waterbury (MI)                    Detroit,MI                  3,333,904.79        (141,474.11)          1985          30 Years
Waterbury (OH)                    Cincinnati, OH              1,998,616.20         (85,698.08)          1985          30 Years
Waterbury (TN)                    Clarksville, TN             1,175,757.80         (51,111.06)          1985          30 Years
Waterford (Jax)                   Jacksonville, FL           27,947,044.10      (2,081,151.85)          1988          30 Years
Waterford at Deerwood             Jacksonville, FL           12,873,794.66        (982,491.92)          1985          30 Years
Waterford at Orange Park          Orange Park, FL            15,108,474.13      (1,301,901.26)          1986          30 Years
Waterford at Regency              Jacksonville, FL            6,483,938.61        (488,261.10)          1985          30 Years
Waterford at the Lakes            Kent, WA                   19,928,035.29      (2,391,703.77)          1990          30 Years
Waterford Village (Broward)       Delray Beach, FL           18,799,484.07      (1,527,559.15)          1989          30 Years
Watermark Square                  Portland, OR               17,000,347.09      (2,359,543.13)          1990          30 Years
Waterstone Place                  Seattle, WA                33,206,881.28      (8,570,525.68)          1990          30 Years
Webster Green                     Needham, MA                10,921,374.36         (54,865.00)          1985          30 Years
Welleby Lake Club                 Sunrise, FL                21,573,603.14      (1,469,885.32)          1991          30 Years
Wellington (WA)                   Silverdale, WA             11,675,528.76      (2,427,180.74)          1990          30 Years
Wellington Hill                   Manchester, NH             21,089,087.17      (5,074,996.96)          1987          30 Years
Wellsford Oaks                    Tulsa, OK                  13,370,413.27      (1,672,663.99)          1991          30 Years
Wentworth                         Detroit,MI                  2,195,568.52         (91,807.79)          1985          30 Years
West Of Eastland                  Columbus, OH                2,392,196.02        (106,636.97)          1977          30 Years
Westbrook Village                 Manchester, MO             13,226,590.63        (692,462.70)          1984          30 Years
Westcreek                         Jacksonville, FL            1,855,514.08         (81,350.14)          1986          30 Years
Westridge                         Tacoma, WA                 36,251,778.98      (4,490,180.50)        1987/1991       30 Years
Westside Villas I                 Los Angeles, CA             5,019,812.08         (23,816.74)          1999          30 Years
Westside Villas II                Los Angeles, CA             5,497,992.78         (26,085.24)          1999          30 Years
Westside Villas III               Los Angeles, CA             8,605,182.78         (40,914.09)          1999          30 Years
Westside Villas IV                Los Angeles, CA             8,601,727.39         (40,800.91)          1999          30 Years
Westside Villas V                 Los Angeles, CA            14,330,949.67         (67,961.35)          1999          30 Years
Westway                           Brunswick, GA               1,712,125.15         (75,532.22)          1984          30 Years
Westwood (IN)                     Elkhart, IN                   829,976.35         (39,061.49)          1984          30 Years
Westwood (OH)                     Columbus, OH                  185,172.57          (8,373.96)          1980          30 Years
Westwood Glen                     Westwood, MA               12,473,127.94         (64,434.00)          1972          30 Years
Westwood Pines                    Tamarac, FL                15,725,708.28      (1,634,848.00)          1991          30 Years
Westwynd Apts                     West Hartford, CT           2,377,740.04         (12,749.00)          1969          30 Years
Whispering Oaks                   Walnut Creek, CA           23,156,736.36      (3,373,802.89)          1974          30 Years
Whispering Pines                  Fr. Pierce, FL              1,013,164.02         (10,013.16)          1986          30 Years
Whispering Pines II               Fr. Pierce, FL              1,063,966.73         (45,726.14)          1986          30 Years
Whisperwood                       Alabany, GA                   852,713.56         (38,811.58)          1985          30 Years
White Bear Woods                  White Bear Lake, MN        16,613,011.51      (1,706,843.52)          1989          30 Years
Wilcrest Woods                    Savannah, GA                1,888,476.10         (80,453.01)          1986          30 Years
Wilde Lake                        Richmond, VA               10,140,286.07      (1,443,192.75)          1989          30 Years
Wilkins Glen                      Medfield, MA                4,167,549.64         (22,854.00)          1975          30 Years
Willow Creek I (GA)               Atlanta, GA                 1,459,515.40         (61,076.58)          1985          30 Years
Willow Lakes                      Spartanburg, SC             2,021,009.62         (88,821.73)          1986          30 Years
Willow Run (GA)                   Atlanta, GA                 2,059,370.40         (89,441.33)          1983          30 Years
Willow Run (IN)                   New Albany, IN              1,869,042.58         (79,250.26)          1984          30 Years
Willow Run (KY)                   Owensboro, KY               1,426,397.98         (63,032.31)          1984          30 Years
Willow Trail                      Norcross, GA               12,743,346.85        (962,506.61)          1985          30 Years
Willowick                         Aurora, CO                  4,899,686.64        (444,100.11)          1980          30 Years
Will-O-Wisp                       Kinston, NC (V)             4,284,242.84        (169,136.00)          1970          30 Years
Willowood (GA)                    Macon, GA                   1,583,788.25         (66,225.77)          1984          30 Years
Willowood East II                 Indianapolis, IN            1,094,725.98         (52,831.02)          1985          30 Years
Willowood I (Gro)                 Columbus, OH                1,258,704.53         (52,919.36)          1984          30 Years
Willowood I (IN)                  Bloomington, IN             1,647,135.35         (68,728.21)          1983          30 Years
Willowood I (KY)                  Lexington, KY               1,400,709.12         (60,209.41)          1984          30 Years
Willowood I (Woo)                 Akron, OH                   1,176,038.60         (50,974.99)          1984          30 Years
Willowood II (Gro)                Columbus, OH                  715,107.54         (29,931.59)          1985          30 Years
Willowood II (IN)                 Bloomington, IN             1,610,247.32         (67,705.04)          1986          30 Years
Willowood II (KY)                 Lexington, KY               1,195,231.94         (50,266.48)          1985          30 Years
Willowood II (Tro)                Dayton, OH                  1,427,620.21         (61,723.19)          1987          30 Years


                       ERP OPERATING LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000




                                                                                                        INITIAL COST TO
                   DESCRIPTION                                                                              COMPANY
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     BUILDING &
APARTMENT NAME                        LOCATION                              ENCUMBRANCES            LAND              FIXTURES
---------------------------------------------------------------------------------------------------------------------------------
Willowood II (Woo)                    Akron, OH                               858,687.54          103,199.14           909,397.90
Willows I (OH), The                   Columbus, OH                                     -           76,283.41           672,339.99
Willows II (OH), The                  Columbus, OH                            629,451.59           96,678.71           851,844.82
Willows III (OH), The                 Columbus, OH                            855,180.28          129,221.40         1,137,783.40
Wimberly                              Dallas, TX                                       -        2,232,000.00        27,685,923.27
Wimbledon Oaks                        Arlington, TX                         7,347,295.48        1,491,700.00         8,843,716.03
Winchester Park                       East Providence, RI                              -        2,822,618.35        18,889,830.51
Winchester Wood                       East Providence, RI                   2,296,827.35          683,215.23         4,572,286.55
Windemere                             Mesa, AZ                                         -          949,300.00         8,771,280.22
Windmont                              Atlanta, GA                                      -        3,204,000.00         7,128,448.37
Windridge (CA)                        Laguna Niguel, CA                              (L)        2,662,900.00        23,985,496.57
Windridge (GA)                        Dunwoody, GA                                     -        1,224,000.00        13,627,761.75
Windwood I (FL)                       Melbourne, FL                                    -          113,912.73         1,003,498.28
Windwood II (FL)                      Melbourne, FL                           190,000.00          118,915.07         1,047,598.32
Wingwood (Orl)                        Orlando, FL                           1,474,416.65          236,884.32         2,086,401.61
Winter Woods I (FL)                   Orlando, FL                                      -          144,921.36         1,276,965.11
Winterwood                            Charlotte, NC                        11,519,842.37        1,722,000.00        15,501,141.60
Winthrop Court (KY)                   Lexington, KY                         1,468,159.57          184,709.36         1,627,190.80
Winthrop Court II (OH)                Columbus, OH                            735,223.28          102,381.09           896,576.06
Wood Creek (CA)                       Pleasant Hill, CA                                -        9,729,900.00        23,009,768.39
Wood Crest Villa                      Westland, MI                                     -          933,822.17         8,492,102.79
Wood Forest                           Daytona Beach, FL                     6,103,079.16        1,008,000.00         4,950,210.29
Wood Lane Place                       Woodbury, MN                         14,000,000.00        2,009,146.73        18,090,498.11
Woodbine (Cuy)                        Akron, OH                                        -          185,868.12         1,637,700.68
Woodbine (Por)                        Hungtington, OH                         629,765.85           78,097.85           688,127.14
Woodbridge                            Cary, NC                              4,628,007.77          737,400.00         6,852,869.85
Woodbridge (CT)                       Newington, CT                         2,303,845.00          498,376.96         3,335,291.98
Woodbridge II                         Cary, NC                                         -        1,244,600.00        11,027,364.10
Woodcliff I                           Atlanta, GA                                      -          276,659.02         2,437,667.42
Woodcliff II                          Atlanta, GA                           1,662,582.01          266,449.39         2,347,769.47
Woodcreek                             Beaverton, OR                        10,578,186.77        1,755,800.00        15,816,454.87
Woodcrest I                           Macon, GA                                        -          115,738.70         1,028,353.02
Woodlake (WA)                         Kirkland, WA                         11,250,009.40        6,631,400.00        16,735,484.40
Woodland Hills                        Decatur, GA                                      -        1,224,600.00        11,010,680.74
Woodland I (FL)                       Orlando, FL                           3,450,174.93          461,948.64         4,070,817.98
Woodland Meadows                      Ann Arbor, MI                        15,810,000.00        2,006,000.00        18,049,551.84
Woodlands (KY)                        Nashville, KY                                    -           72,093.80           634,894.94
Woodlands I (Col)                     Columbus, OH                          1,777,550.74          231,995.55         2,044,232.64
Woodlands I (PA)                      Pittsburgh, PA                        1,028,617.63          163,191.69         1,437,896.61
Woodlands I (Str)                     Cleveland, OH                         1,365,022.00          197,377.57         1,739,111.51
Woodlands II (Col)                    Columbus, OH                          1,541,567.48          192,633.43         1,697,310.42
Woodlands II (PA)                     Pittsburgh, PA                                   -          192,972.36         1,700,296.78
Woodlands II (Str)                    Cleveland, OH                         1,570,710.23          183,996.01         1,621,205.38
Woodlands III (Col)                   Columbus, OH                                     -          230,536.02         2,031,248.57
Woodlands of Brookfield               Brookfield, WI                                 (O)        1,484,600.00        13,961,080.72
Woodlands of Minnetonka               Minnetonka, MN                                   -        2,394,500.00        13,543,076.29
Woodleaf                              Campbell, CA                         11,145,607.74        8,550,600.00        16,988,182.50
Woodmoor                              Austin, TX                                       -          653,800.00         5,875,968.39
Woodridge (MN)                        Eagan, MN                             7,635,799.17        1,602,300.00        10,449,579.23
Woodridge (CO)                        Aurora, CO (K)                                   -        1,009,432.00         7,567,012.59
Woodridge II (CO)                     Aurora, CO                                       -          552,331.00         4,148,194.99
Woodridge III (CO)                    Aurora, CO                                       -        1,218,937.00         9,130,763.69
Woods of North Bend                   Raleigh, NC                          14,960,000.00        1,039,500.00         9,305,318.81
Woodscape                             Raleigh, NC                                      -          957,300.00         8,607,939.89
Woodside                              Lorton, VA                                       -        1,326,000.00        12,510,902.78
Woodtrail                             Atlanta, GA                                      -          250,894.94         2,210,657.86
Woodvalley                            Anniston, AL                          1,400,411.67          190,188.16         1,675,764.93
Wycliffe Court                        Nashville, TN                         1,125,583.63          166,544.62         1,467,724.60
Wynbrook                              Atlanta, GA                                      -        2,546,500.00        11,009,665.73
Wyndridge 2                           Memphis, TN                          14,135,000.00        1,488,000.00        13,749,636.08
Wyndridge 3                           Memphis, TN                          10,855,000.00        1,502,500.00        13,531,740.55
Yarmouth Woods                        Yarmouth, ME                                     -          692,800.00         6,096,155.42
Yorktowne at Olde Mill                Millersville, MD                                 -          216,000.00         4,224,762.49
Management Business                   Chicago, IL                                      -          101,000.00           306,303.68
Operating Partnership                 Chicago, IL                                      -                   -           407,414.24



TOTAL INVESTMENT IN REAL ESTATE                                        $2,655,506,178.98   $1,770,019,022.40   $10,305,237,296.88
                                                                       =================   =================   ==================
REAL ESTATE HELD FOR DISPOSITION

Concorde Bridge                       Overland Park, KS                                -      1,974,800.00        17,776,437.73
Meadowood II (IN)                     Indianpolis, IN                  $               - $      122,625.56   $     1,080,560.83
Springs of Country Woods              Salt Lake City, UT                               -      3,547,400.00        31,906,637.30
                                                                       ----------------- -----------------   ------------------
TOTAL REAL ESTATE HELD FOR DISPOSITION                                 $               - $    5,644,825.56   $    50,763,635.86
                                                                       ================= =================   ==================


TOTAL REAL ESTATE                                                      $2,655,506,178.98 $1,775,663,847.96   $10,356,000,932.74
                                                                       ================= =================   ==================




                                                                COST CAPITALIZED
                                                                 SUBSEQUENT TO                        GROSS AMOUNT CARRIED
                                                                   ACQUISITION                            AT CLOSE OF
                   DESCRIPTION                                (IMPROVEMENTS, NET) (H)                   PERIOD 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            BUILDING &                                  BUILDING &
APARTMENT NAME                        LOCATION                 LAND          FIXTURES                 LAND             FIXTURES (A)
-----------------------------------------------------------------------------------------------------------------------------------
Willowood II (Woo)                    Akron, OH                   -          62,370.91              103,199.14           971,768.81
Willows I (OH), The                   Columbus, OH                -          35,656.69               76,283.41           707,996.68
Willows II (OH), The                  Columbus, OH                -          20,694.03               96,678.71           872,538.85
Willows III (OH), The                 Columbus, OH                -          20,041.76              129,221.40         1,157,825.16
Wimberly                              Dallas, TX                  -         182,017.96            2,232,000.00        27,867,941.23
Wimbledon Oaks                        Arlington, TX               -         511,229.58            1,491,700.00         9,354,945.61
Winchester Park                       East Providence, RI         -         324,706.67            2,822,618.35        19,214,537.18
Winchester Wood                       East Providence, RI         -           2,131.44              683,215.23         4,574,417.99
Windemere                             Mesa, AZ                    -         686,533.23              949,300.00         9,457,813.45
Windmont                              Atlanta, GA                 -          58,636.94            3,204,000.00         7,187,085.31
Windridge (CA)                        Laguna Niguel, CA           -       1,001,948.19            2,662,900.00        24,987,444.76
Windridge (GA)                        Dunwoody, GA                -         635,086.25            1,224,000.00        14,262,848.00
Windwood I (FL)                       Melbourne, FL               -          38,665.14              113,912.73         1,042,163.42
Windwood II (FL)                      Melbourne, FL               -         147,340.66              118,915.07         1,194,938.98
Wingwood (Orl)                        Orlando, FL                 -         159,977.83              236,884.32         2,246,379.44
Winter Woods I (FL)                   Orlando, FL                 -          29,646.03              144,921.36         1,306,611.14
Winterwood                            Charlotte, NC               -       1,938,990.78            1,722,000.00        17,440,132.38
Winthrop Court (KY)                   Lexington, KY               -          49,564.47              184,709.36         1,676,755.27
Winthrop Court II (OH)                Columbus, OH                -          20,606.94              102,381.09           917,183.00
Wood Creek (CA)                       Pleasant Hill, CA           -         413,703.46            9,729,900.00        23,423,471.85
Wood Crest Villa                      Westland, MI                -       1,350,963.80              933,822.17         9,843,066.59
Wood Forest                           Daytona Beach, FL           -          54,393.75            1,008,000.00         5,004,604.04
Wood Lane Place                       Woodbury, MN                -       1,137,484.85            2,009,146.73        19,227,982.96
Woodbine (Cuy)                        Akron, OH                   -          11,678.44              185,868.12         1,649,379.12
Woodbine (Por)                        Hungtington, OH             -          35,894.81               78,097.85           724,021.95
Woodbridge                            Cary, NC                    -         159,936.64              737,400.00         7,012,806.49
Woodbridge (CT)                       Newington, CT               -           6,655.45              498,376.96         3,341,947.43
Woodbridge II                         Cary, NC                    -         518,247.16            1,244,600.00        11,545,611.26
Woodcliff I                           Atlanta, GA                 -          35,111.07              276,659.02         2,472,778.49
Woodcliff II                          Atlanta, GA                 -          18,621.28              266,449.39         2,366,390.75
Woodcreek                             Beaverton, OR               -       2,270,197.25            1,755,800.00        18,086,652.12
Woodcrest I                           Macon, GA                   -          10,289.02              115,738.70         1,038,642.04
Woodlake (WA)                         Kirkland, WA                -         560,739.48            6,631,400.00        17,296,223.88
Woodland Hills                        Decatur, GA                 -         779,442.37            1,224,600.00        11,790,123.11
Woodland I (FL)                       Orlando, FL                 -         124,091.47              461,948.64         4,194,909.45
Woodland Meadows                      Ann Arbor, MI               -         598,701.95            2,006,000.00        18,648,253.79
Woodlands (KY)                        Nashville, KY               -          46,639.68               72,093.80           681,534.62
Woodlands I (Col)                     Columbus, OH                -          53,381.60              231,995.55         2,097,614.24
Woodlands I (PA)                      Pittsburgh, PA              -          26,790.58              163,191.69         1,464,687.19
Woodlands I (Str)                     Cleveland, OH               -          95,755.09              197,377.57         1,834,866.60
Woodlands II (Col)                    Columbus, OH                -          65,459.28              192,633.43         1,762,769.70
Woodlands II (PA)                     Pittsburgh, PA              -          30,993.05              192,972.36         1,731,289.83
Woodlands II (Str)                    Cleveland, OH               -          93,517.16              183,996.01         1,714,722.54
Woodlands III (Col)                   Columbus, OH                -          69,146.77              230,536.02         2,100,395.34
Woodlands of Brookfield               Brookfield, WI              -         298,834.18            1,484,600.00        14,259,914.90
Woodlands of Minnetonka               Minnetonka, MN              -         563,206.85            2,394,500.00        14,106,283.14
Woodleaf                              Campbell, CA                -         177,063.12            8,550,600.00        17,165,245.62
Woodmoor                              Austin, TX                  -       1,439,186.16              653,800.00         7,315,154.55
Woodridge (MN)                        Eagan, MN                   -         538,430.49            1,602,300.00        10,988,009.72
Woodridge (CO)                        Aurora, CO (K)              -         366,402.09            1,009,432.00         7,933,414.68
Woodridge II (CO)                     Aurora, CO                  -         191,333.36              552,331.00         4,339,528.35
Woodridge III (CO)                    Aurora, CO                  -         421,664.93            1,218,937.00         9,552,428.62
Woods of North Bend                   Raleigh, NC                 -       1,281,910.67            1,039,500.00        10,587,229.48
Woodscape                             Raleigh, NC                 -         537,401.64              957,300.00         9,145,341.53
Woodside                              Lorton, VA                  -         609,140.79            1,326,000.00        13,120,043.57
Woodtrail                             Atlanta, GA                 -          38,353.15              250,894.94         2,249,011.01
Woodvalley                            Anniston, AL                -          32,028.99              190,188.16         1,707,793.92
Wycliffe Court                        Nashville, TN               -          51,516.86              166,544.62         1,519,241.46
Wynbrook                              Atlanta, GA                 -         317,054.65            2,546,500.00        11,326,720.38
Wyndridge 2                           Memphis, TN                 -         679,265.32            1,488,000.00        14,428,901.40
Wyndridge 3                           Memphis, TN                 -         474,036.51            1,502,500.00        14,005,777.06
Yarmouth Woods                        Yarmouth, ME                -         290,218.44              692,800.00         6,386,373.86
Yorktowne at Olde Mill                Millersville, MD            -       2,155,533.27              216,000.00         6,380,295.76
Management Business                   Chicago, IL                 -      41,482,064.74              101,000.00        41,788,368.42
Operating Partnership                 Chicago, IL                 -                  -                       -           407,414.24



TOTAL INVESTMENT IN REAL ESTATE                             $     -    $516,203,746.80       $1,770,019,022.40   $10,821,441,043.68
                                                            ========   ===============       =================   ==================
REAL ESTATE HELD FOR DISPOSITION

Concorde Bridge                       Overland Park, KS           -         775,488.84            1,974,800.00        18,551,926.57
Meadowood II (IN)                     Indianpolis, IN       $     -    $     27,384.12       $      122,625.56   $     1,107,944.95
Springs of Country Woods              Salt Lake City, UT          -       1,277,651.63            3,547,400.00        33,184,288.93
                                                            --------   ---------------       -----------------   ------------------
TOTAL REAL ESTATE HELD FOR DISPOSITION                      $     -    $  2,080,524.59       $    5,644,825.56   $    52,844,160.45
                                                            ========   ===============       =================   ==================


TOTAL REAL ESTATE                                           $     -    $518,284,271.39       $1,775,663,847.96   $10,874,285,204.13
                                                            ========   ===============       =================   ==================




                                                                                                                     LIFE USED TO
                   DESCRIPTION                                                                                          COMPUTE
------------------------------------------------------------------------------------------------------------------- DEPRECIATION IN
                                                                                     ACCUMULATED         DATE OF     LATEST INCOME
APARTMENT NAME                        LOCATION                    TOTAL (B)          DEPRECIATION      CONSTRUCTION   STATEMENT (C)
-----------------------------------------------------------------------------------------------------------------------------------
Willowood II (Woo)                  Akron, OH                   1,074,967.95            (47,230.22)          1986       30 Years
Willows I (OH), The                 Columbus, OH                  784,280.09            (35,839.18)          1987       30 Years
Willows II (OH), The                Columbus, OH                  969,217.56            (42,423.23)          1981       30 Years
Willows III (OH), The               Columbus, OH                1,287,046.56            (53,767.55)          1987       30 Years
Wimberly                            Dallas, TX                 30,099,941.23         (2,204,255.62)          1996       30 Years
Wimbledon Oaks                      Arlington, TX              10,846,645.61           (914,332.75)          1985       30 Years
Winchester Park                     East Providence, RI        22,037,155.53           (116,499.00)          1972       30 Years
Winchester Wood                     East Providence, RI         5,257,633.22            (27,124.00)          1989       30 Years
Windemere                           Mesa, AZ                   10,407,113.45         (1,312,139.55)          1986       30 Years
Windmont                            Atlanta, GA                10,391,085.31           (259,619.36)          1988       30 Years
Windridge (CA)                      Laguna Niguel, CA          27,650,344.76         (5,664,953.19)          1989       30 Years
Windridge (GA)                      Dunwoody, GA               15,486,848.00         (1,188,316.50)          1982       30 Years
Windwood I (FL)                     Melbourne, FL               1,156,076.15            (51,237.71)          1988       30 Years
Windwood II (FL)                    Melbourne, FL               1,313,854.05            (55,451.80)          1987       30 Years
Wingwood (Orl)                      Orlando, FL                 2,483,263.76           (104,170.30)          1980       30 Years
Winter Woods I (FL)                 Orlando, FL                 1,451,532.50            (62,765.18)          1985       30 Years
Winterwood                          Charlotte, NC              19,162,132.38         (4,792,482.54)          1986       30 Years
Winthrop Court (KY)                 Lexington, KY               1,861,464.63            (82,828.60)          1985       30 Years
Winthrop Court II (OH)              Columbus, OH                1,019,564.09            (43,451.93)          1986       30 Years
Wood Creek (CA)                     Pleasant Hill, CA          33,153,371.85         (3,008,600.70)          1987       30 Years
Wood Crest Villa                    Westland, MI               10,776,888.76         (1,466,932.62)          1970       30 Years
Wood Forest                         Daytona Beach, FL           6,012,604.04           (429,455.13)          1985       30 Years
Wood Lane Place                     Woodbury, MN               21,237,129.69         (2,155,081.80)          1989       30 Years
Woodbine (Cuy)                      Akron, OH                   1,835,247.24            (75,247.95)          1982       30 Years
Woodbine (Por)                      Hungtington, OH               802,119.80            (38,035.59)          1981       30 Years
Woodbridge                          Cary, NC                    7,750,206.49         (1,336,232.68)         1993-95     30 Years
Woodbridge (CT)                     Newington, CT               3,840,324.39            (20,557.00)          1968       30 Years
Woodbridge II                       Cary, NC                   12,790,211.26         (2,080,636.64)         1993-95     30 Years
Woodcliff I                         Atlanta, GA                 2,749,437.51           (113,791.56)          1984       30 Years
Woodcliff II                        Atlanta, GA                 2,632,840.14           (107,816.71)          1986       30 Years
Woodcreek                           Beaverton, OR              19,842,452.12         (4,918,858.02)         1982-84     30 Years
Woodcrest I                         Macon, GA                   1,154,380.74            (50,577.81)          1984       30 Years
Woodlake (WA)                       Kirkland, WA               23,927,623.88         (1,612,444.37)          1984       30 Years
Woodland Hills                      Decatur, GA                13,014,723.11         (2,191,686.13)          1985       30 Years
Woodland I (FL)                     Orlando, FL                 4,656,858.09           (201,518.78)         1984/85     30 Years
Woodland Meadows                    Ann Arbor, MI              20,654,253.79         (2,253,342.22)        1987-1989    30 Years
Woodlands (KY)                      Nashville, KY                 753,628.42            (37,496.47)          1983       30 Years
Woodlands I (Col)                   Columbus, OH                2,329,609.79           (100,744.66)          1983       30 Years
Woodlands I (PA)                    Pittsburgh, PA              1,627,878.88            (67,428.02)          1983       30 Years
Woodlands I (Str)                   Cleveland, OH               2,032,244.17            (84,876.17)          1984       30 Years
Woodlands II (Col)                  Columbus, OH                1,955,403.13            (83,099.73)          1984       30 Years
Woodlands II (PA)                   Pittsburgh, PA              1,924,262.19            (80,261.02)          1987       30 Years
Woodlands II (Str)                  Cleveland, OH               1,898,718.55            (79,658.79)          1985       30 Years
Woodlands III (Col)                 Columbus, OH                2,330,931.36            (99,298.61)          1987       30 Years
Woodlands of Brookfield             Brookfield, WI             15,744,514.90         (1,380,389.33)          1990       30 Years
Woodlands of Minnetonka             Minnetonka, MN             16,500,783.14         (1,656,481.63)          1988       30 Years
Woodleaf                            Campbell, CA               25,715,845.62         (1,532,620.59)          1984       30 Years
Woodmoor                            Austin, TX                  7,968,954.55         (2,122,256.00)          1981       30 Years
Woodridge (MN)                      Eagan, MN                  12,590,309.72         (1,087,032.28)          1986       30 Years
Woodridge (CO)                      Aurora, CO (K)             10,714,114.68         (1,712,374.54)         1980-82     30 Years
Woodridge II (CO)                   Aurora, CO                  4,339,528.35           (137,444.03)         1980-82     30 Years
Woodridge III (CO)                  Aurora, CO                  9,552,428.62           (302,642.31)         1980-82     30 Years
Woods of North Bend                 Raleigh, NC                11,626,729.48         (2,460,393.64)          1983       30 Years
Woodscape                           Raleigh, NC                10,102,641.53         (1,490,022.97)          1979       30 Years
Woodside                            Lorton, VA                 14,446,043.57         (3,058,653.82)          1987       30 Years
Woodtrail                           Atlanta, GA                 2,499,905.95           (103,700.51)          1984       30 Years
Woodvalley                          Anniston, AL                1,897,982.08            (81,239.25)          1986       30 Years
Wycliffe Court                      Nashville, TN               1,685,786.08            (71,458.73)          1985       30 Years
Wynbrook                            Atlanta, GA                13,873,220.38         (1,142,624.90)        1972/1976    30 Years
Wyndridge 2                         Memphis, TN                15,916,901.40         (2,054,320.64)          1988       30 Years
Wyndridge 3                         Memphis, TN                15,508,277.06         (1,992,425.77)          1988       30 Years
Yarmouth Woods                      Yarmouth, ME                7,079,173.86           (709,951.79)        1971/1978    30 Years
Yorktowne at Olde Mill              Millersville, MD            6,596,295.76         (4,868,753.99)          1974       30 Years
Management Business                 Chicago, IL                41,889,368.42        (25,891,646.04)           (G)
Operating Partnership               Chicago, IL                   407,414.24                 98.17            (Z)



TOTAL INVESTMENT IN REAL ESTATE                           $12,591,460,066.08    $(1,352,236,321.25)
                                                          ==================     ==================
REAL ESTATE HELD FOR DISPOSITION

Concorde Bridge                     Overland Park, KS          20,526,726.57         (2,264,631.26)          1973       30 Years
Meadowood II (IN)                   Indianpolis, IN       $     1,230,570.51    $       (54,999.38)          1986       30 Years
Springs of Country Woods            Salt Lake City, UT         36,731,688.93         (4,532,506.20)          1982       30 Years
                                                          ------------------    ------------------
TOTAL REAL ESTATE HELD FOR DISPOSITION                    $    58,488,986.01    $    (6,852,136.84)
                                                          ==================    ==================


TOTAL REAL ESTATE                                         $12,649,949,052.09    $(1,359,088,458.09)
                                                          ==================    ==================


                        ERP OPERATING LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    DECEMBER 31, 2000



NOTES:
(A) The balance of furniture & fixtures included in the total investment in real estate amount was $443,340,693.07 as of December 31, 2000. The balance of furniture & fixtures included in the total real estate held for disposition amount was $2,105,068.07 as of December 31, 2000.
(B) The aggregate cost for Federal Income Tax purposes as of December 31, 2000 was approximately $9.2 billion.
(C)  The life to compute depreciation for furniture & fixtures is 5 years.
(D)  These two properties are encumbered by $14,159,510.21 in bonds.
(E)  These 17 properties are encumbered by $136,000,000 in bonds.
(F)  This property is  encumbered by $14,917,663.55 in bonds.
(G) This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.
(H) Improvements are net of write-off of fully depreciated assets which are no longer in service.
(I)  Formerly known as Post Place
(J)  Formerly known as The Vinings at Coral Springs
(K)  Formerly known as The Plantations (NC)
(L) These three properties are pledged as additional collateral in connection with the tax-exempt bond refinancing of $177,570,000.
(M)  These 18 properties are encumbered by  $131,470,905.73 in bonds.
(N)  These 5 properties are encumbered by a $47,969,225.58 note payable.
(O)  These 5 properties are encumbered by $50,000,000 of mortgage debt.
(P)  The development of these properties is currently on hold.
(Q)  These ten properties are encumbered by $177,570,000 in bonds.
(R) Formely known as Ft. Lauderdale properties which includes Port Royale I, Port Royale II and Port Royale III. Port Royale III is encumbered by a third party mortgage.
(S) These five properties are pledged as additional collateral in connection with a tax-exempt bond refinancing.
(T)  This property is vacant land.
(U)  A portion of this property is commercial office space.
(V) Mortgage debt includes $1,695,000, which is cross-collateralized by these 14 other properties.
(W)  Formerly known as Lincoln Green I & II.
(X)  Formerly known as Lincoln at Defoors.
(Y)  Formerly known as Habitat
(Z) This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Operating Partnership.
Note 1: Mortgage debt includes $1,322,272.17 collateralized by a warehouse owned by the Company's Globe subsidiary.

     *   Four Lakes was constructed in phases between 1968 & 1988.

     (#) The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.
     (x) Pines of Springdale was constructed in phases between 1985 & 1987.

                        ERP OPERATING LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)


The changes in total real estate for the years ended December 31, 2000, 1999 and 1998 are as follows:



                                                            2000                1999                 1998
                                                      --------------      ---------------      ----------------
Balance, beginning of year                              $12,257,344          $10,986,261           $ 7,121,435
   Acquisitions                                           1,273,758            1,448,582             3,927,768
   Improvements                                             142,829              141,935               102,020
   Write-off of fully depreciated assets
       which are no longer in service                             -                    -                   (25)
   Dispositions and other                                (1,023,982)            (319,434)             (164,937)
                                                      --------------      ---------------      ----------------
Balance, end of year                                    $12,649,949          $12,257,344           $10,986,261
                                                      ==============      ===============      ================



The changes in accumulated depreciation for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                            2000                1999                 1998
                                                      --------------      ---------------      ----------------
Balance, beginning of year                              $ 1,076,001          $   732,803           $   444,762
   Depreciation                                             441,599              406,906               301,869
   Write-off of fully depreciated assets
       which are no longer in service                             -                    -                   (25)
   Dispositions and other                                  (158,511)             (63,708)              (13,803)
                                                      --------------      ---------------      ----------------
Balance, end of year                                    $ 1,359,089          $ 1,076,001           $   732,803
                                                      ==============      ===============      ================