Form 10-Q
period 2001-03-31
ERP OPERATING LTD PARTNERSHIP
filed 2001-05-15
CIK 931182

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         MARCH 31,          DECEMBER 31,
                                                                           2001                 2000
                                                                    ------------------  ------------------
ASSETS
Investment in real estate
  Land                                                              $       1,769,111   $       1,770,019
  Depreciable property                                                     10,748,240          10,782,311
  Construction in progress                                                     43,108              39,130
                                                                    ------------------  ------------------
                                                                           12,560,459          12,591,460
  Accumulated depreciation                                                (1,433,394)         (1,352,236)
                                                                    ------------------  ------------------
Investment in real estate, net of accumulated depreciation                 11,127,065          11,239,224

Real estate held for disposition                                               21,886              51,637
Cash and cash equivalents                                                     104,831              23,772
Investment in mortgage notes, net                                              74,347              77,184
Investments in unconsolidated entities                                        333,170             316,540
Rents receivable                                                                1,980               1,801
Deposits - restricted                                                         254,802             231,639
Escrow deposits - mortgage                                                     69,073              70,470
Deferred financing costs, net                                                  30,456              29,706
Rental furniture, net                                                          61,380              60,183
Property and equipment, net                                                     7,676               7,620
Goodwill, net                                                                  70,357              67,589
Other assets                                                                   88,472              86,601
                                                                    ------------------  ------------------
       TOTAL ASSETS                                                 $      12,245,495   $      12,263,966
                                                                    ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                            $       3,097,033   $       3,230,611
  Notes, net                                                                2,418,911           2,120,079
  Lines of credit                                                                   -             355,462
  Accounts payable and accrued expenses                                        98,665             107,818
  Accrued interest payable                                                     71,629              51,877
  Rents received in advance and other liabilities                             108,319             100,819
  Security deposits                                                            46,595              46,272
  Distributions payable                                                       140,210              18,863
                                                                    ------------------  ------------------
       TOTAL LIABILITIES                                                    5,981,362           6,031,801
                                                                    ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

Minority Interests - Partially Owned Properties                                 2,881               2,884
                                                                    ------------------  ------------------

Partners' capital:
     Junior Convertible Preference Units                                        7,896               7,896
     Cumulative Convertible Redeemable Preference Interests                   221,000             186,000
     Cumulative Convertible or Redeemable Preference Units                  1,181,697           1,183,136
     General Partner                                                        4,462,177           4,436,411
     Limited Partners                                                         405,515             415,838
     Accumulated other comprehensive income                                  (17,033)                   -
                                                                    ------------------  ------------------

       TOTAL PARTNERS' CAPITAL                                              6,261,252           6,229,281
                                                                    ------------------  ------------------

       TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $      12,245,495   $      12,263,966
                                                                    ==================  ==================

                                SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)

                                                                      QUARTER ENDED MARCH 31,
                                                                  ------------------------------
                                                                       2001            2000
                                                                  -------------  ---------------
REVENUES
  Rental income                                                   $     514,137  $      473,547
  Fee and asset management                                                1,972           1,400
  Interest income - investment in mortgage notes                          2,744           2,762
  Interest and other income                                               6,502           3,478
  Furniture income                                                       12,546               -
                                                                  -------------  ---------------

        Total revenues                                                  537,901         481,187
                                                                  -------------  ---------------

EXPENSES
    Property and maintenance                                            141,864         113,868
    Real estate taxes and insurance                                      48,021          48,334
    Property management                                                  18,687          18,914
    Fee and asset management                                              1,875           1,066
    Depreciation                                                        112,805         111,886
    Interest:
         Expense incurred                                                95,276          95,111
         Amortization of deferred financing costs                         1,397           1,341
    General and administrative                                            6,754           6,698
    Furniture expenses                                                    9,724               -
    Amortization of goodwill                                                933               -
                                                                  -------------  ---------------

        Total expenses                                                  437,336         397,218
                                                                  -------------  ---------------

Income before allocation to Minority Interests,
     income from investments in unconsolidated entities,
     net gain on sales of real estate, extraordinary items and
     cumulative effect of change in accounting principle                100,565          83,969
Allocation to Minority Interests - Partially Owned Properties             (105)              45
Income from investments in unconsolidated entities                        3,797           4,223
Net gain on sales of real estate                                         41,778          19,998
                                                                  -------------  ---------------

Income before extraordinary items and cumulative effect of
     change in accounting principle                                     146,035         108,235
Extraordinary items                                                         311               -
Cumulative effect of change in accounting principle                     (1,270)               -
                                                                  -------------  ---------------
Net income                                                        $     145,076  $      108,235
                                                                  =============  ===============

ALLOCATION OF NET INCOME:

Junior Convertible Preference Units                               $         109  $          108
                                                                  =============  ===============
Cumulative Convertible Redeemable Preference Interests            $       3,958  $        1,169
                                                                  =============  ===============
Cumulative Convertible or Redeemable Preference Units             $      24,459  $       27,111
                                                                  =============  ===============

General Partner                                                   $     106,754  $       72,751
Limited Partners                                                          9,796           7,096
                                                                  -------------  ---------------
Net income available to OP Unit holders                           $     116,550  $       79,847
                                                                  =============  ===============

Net income per OP Unit - basic                                    $        0.81  $         0.57
                                                                  =============  ===============

Net income per OP Unit - diluted                                  $        0.80  $         0.57
                                                                  =============  ===============

Weighted average OP Units outstanding - basic                           144,830         140,264
                                                                  =============  ===============

Weighted average OP Units outstanding - diluted                         148,592         140,686
                                                                  =============  ===============

                                   SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       QUARTER ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                        2001              2000
                                                                                 -----------------   ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $        145,076      $    108,235
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
     Allocation to Minority Interests - Partially Owned Properties                            105              (45)
     Cumulative effect of change in accounting principle                                    1,270                 -
     Depreciation                                                                         115,029           111,886
     Amortization of deferred financing costs                                               1,397             1,341
     Amortization of discount on investment in mortgage notes                               (161)                 -
     Amortization of goodwill                                                                 933                 -
     Amortization of discounts and premiums on debt                                         (590)             (576)
     Amortization of deferred settlements on interest rate protection
       agreements                                                                             101               201
     Income from investments in unconsolidated entities                                   (3,797)           (4,223)
     Net gain on sales of real estate                                                    (41,778)          (19,998)
     Extraordinary items                                                                    (311)                 -
     Unrealized gain on interest rate protection agreements                                  (71)                 -
     Book value of furniture sales and rental buy outs                                      2,851                 -
     Compensation paid with Company Common Shares                                           2,867             1,422

    CHANGES IN ASSETS AND LIABILITIES:
        (Increase) decrease in rents receivable                                             (188)               723
        Decrease (increase) in deposits - restricted                                        5,343           (2,802)
        Additions to rental furniture                                                     (6,272)                 -
        (Increase) in other assets                                                        (1,872)           (2,025)
        (Decrease) increase in accounts payable and accrued expenses                      (9,153)             1,944
        Increase in accrued interest payable                                               19,752            16,683
        Increase (decrease) in rents received in advance and other liabilities                219           (2,652)
        Increase in security deposits                                                         343                80
                                                                                 -----------------   ---------------

      Net cash provided by operating activities                                           231,093           210,194
                                                                                 -----------------   ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in real estate, net                                                    (157,157)          (18,307)
      Improvements to real estate                                                        (28,166)          (27,193)
      Additions to non-real estate property                                               (1,830)           (1,038)
      Interest capitalized for real estate under construction                               (667)             (236)
      Proceeds from disposition of real estate, net                                       280,448            92,241
      Investment in property and equipment                                                  (673)                 -
      Principal receipts on investment in mortgage notes                                    2,998             1,687
      Investments in unconsolidated entities, net                                        (16,613)          (47,315)
      Distributions from unconsolidated entities, net                                       8,364             4,801
      Proceeds from disposition of unconsolidated entities, net                                 -             4,400
      (Increase) in deposits on real estate acquisitions, net                            (28,506)          (51,948)
      Decrease in mortgage deposits                                                           870             4,596
      Purchase of management contract rights                                                    -             (779)
      Business combinations, net of cash acquired                                         (5,538)           (3,472)
      Other investing activities, net                                                        (48)             (772)
                                                                                 -----------------   ---------------

       Net cash provided by (used for) investing activities                                53,482          (43,335)
                                                                                 -----------------   ---------------

                               SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    QUARTER ENDED MARCH 31,
                                                                               ---------------------------------
                                                                                     2001             2000
                                                                               ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                               $      (3,390)   $         (574)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                      29,052           147,683
    Lump sum payoffs                                                                (176,746)          (12,801)
    Scheduled principal repayments                                                    (8,451)           (7,509)
 NOTES, NET:
    Proceeds, net                                                                     299,316                 -
    Scheduled principal repayments                                                      (119)                 -
 LINES OF CREDIT:
    Proceeds                                                                          176,686            48,000
    Repayments                                                                      (532,148)         (348,000)
 (Payments) proceeds from settlement of interest rate protection agreements           (7,360)             7,055
 Capital contributions from General Partner, net                                       11,413             6,868
 Proceeds from sale of preference units/interests, net                                 34,125            64,350
 Distributions paid to partners                                                      (25,857)          (28,597)
 Distributions to Minority Interests - Partially Owned Properties                       (108)                 -
 Principal receipts on employee notes, net                                                 71                59
                                                                               ---------------  ----------------

   Net cash (used for) financing activities                                         (203,516)         (123,466)
                                                                               ---------------  ----------------

Net increase in cash and cash equivalents                                              81,059            43,393
Cash and cash equivalents, beginning of period                                         23,772            29,117
                                                                               ---------------  ----------------

Cash and cash equivalents, end of period                                       $      104,831   $        72,510
                                                                               ===============  ================

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                       $       76,777   $        78,961
                                                                               ===============  ================

Mortgage loans assumed and/or entered into through
    acquisitions of real estate                                                $       45,918   $             -
                                                                               ===============  ================

Net real estate contributed in exchange for OP Units or
    Preference Units                                                           $            -   $           636
                                                                               ===============  ================

Mortgage loans assumed by purchaser in real estate dispositions                $     (22,815)   $             -
                                                                               ===============  ================

Transfers to real estate held for disposition                                  $       21,886   $        29,183
                                                                               ===============  ================

Mortgage loans recorded as a result of consolidation of previously
    Unconsolidated Properties                                                  $            -   $        65,095
                                                                               ===============  ================

Net liabilities recorded as a result of consolidation of previously
    Unconsolidated Properties                                                  $            -   $           792
                                                                               ===============  ================

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BUSINESS

         ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is the general partner of ERPOP. As used herein, the term "Operating Partnership" also includes its subsidiaries, including entities that own residential real property and other assets acquired by virtue of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (collectively, the "Mergers"). The Operating Partnership also includes Globe Business Resources, Inc. ("Globe"), Temporary Quarters, Inc. ("TQ") and Grove Operating, L.P. ("Grove"). As used herein, the term "Company" means EQR and the Operating Partnership. EQR has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

         The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of March 31, 2001, the Operating Partnership owned or had interests in a portfolio of 1,096 multifamily properties containing 227,153 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:


                                      Number of          Number of
                                      Properties           Units
---------------------------------- ----------------- -----------------
Wholly Owned Properties                    979             204,048
Partially Owned Properties                  15               3,067
Unconsolidated Properties                  102              20,038
                                   ----------------- -----------------
Total Properties                         1,096             227,153
                                   ================= =================


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior periods financial statements in order to conform to the current year presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information including capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership limits these risks by following established risk management policies and procedures including the use of derivatives.

         The Operating Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Operating Partnership has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

         On January 1, 2001, the Operating Partnership adopted SFAS No. 133/138, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either partners' capital or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of approximately $6.6 million; an adjustment of approximately $5.3 million to "Accumulated Other Comprehensive Income", which are gains and losses not affecting retained earnings in the Consolidated Statement of Partners' Capital; and a charge of approximately $1.3 million as a cumulative effect of change in accounting principle in the Consolidated Statement of Operations.

         The Operating Partnership employs derivative financial instruments to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. As of March 31, 2001, there were approximately $17.0 million in deferred losses, net, included in accumulated other comprehensive income.

         As of March 31, 2001, the Operating Partnership has entered into swaps, which have been designated as cash flow hedges with an aggregate notional amount of $626.4 million at interest rates ranging from 3.65125% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $16.5 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $176.4 million at interest rates ranging from 4.458% to 4.830% maturing at various dates ranging from 2003 to 2004 with a net asset fair value of $5.6 million.

         On March 31, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $10.9 million. Within the next twelve months the Operating Partnership expects to recognize an estimated $4.0 million of accumulated other comprehensive income as additional interest expense.

3.       PARTNERS' CAPITAL

         The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the quarter ended March 31, 2001:

------------------------------------------------------------------- ----------------
                                                                         2001
------------------------------------------------------------------- ----------------
Operating Partnership's OP Units outstanding at January 1,              145,045,126

ISSUED TO GENERAL PARTNER:
Conversion of Series E Preferred Shares                                      31,532
Conversion of Series H Preferred Shares                                         650
Employee Share Purchase Plan                                                 71,142
Dividend Reinvestment - DRIP Plan                                                76
Share Purchase - DRIP Plan                                                    3,183
Exercise of EQR options                                                     189,502
Restricted EQR share grants, net                                            339,053

ISSUED TO LIMITED PARTNERS:
Issuance pursuant to acquisition of remaining minority interest in
  Globe                                                                      34,716

------------------------------------------------------------------- ----------------
Operating Partnership's OP Units outstanding at March 31,               145,714,980
------------------------------------------------------------------- ----------------

         As of March 31, 2001, EQR (as the general partner) had an approximate 91.64% interest and the Limited Partners had an approximate 8.36% interest in the Operating Partnership. The limited partners of the Operating Partnership as of March 31, 2001 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,186,865 OP Units.

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

         The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of March 31, 2001 and December 31, 2000:


                                                                        AMOUNTS IN THOUSANDS
                                                                      ------------------------
                                                           ANNUAL         MARCH      DECEMBER
                                                          DIVIDEND      31, 2001     31, 2000
                                                        RATE PER UNIT
------------------------------------------------------ -------------- ------------ -----------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units;              $5.469344      $ 7,712     $ 7,712
   liquidation value $100 per unit;
   77,123 units issued and outstanding at
   March 31, 2001 and December 31, 2000

Series B Junior Convertible Preference Units;              $2.000000          184         184
   liquidation value $25 per unit;
   7,367 units issued and outstanding
   at March 31, 2001 and December 31, 2000
------------------------------------------------------ -------------- ------------ -----------
                                                                          $ 7,896     $ 7,896
------------------------------------------------------ -------------- ------------ -----------

         During the quarter ended March 31, 2001, a subsidiary of the Operating Partnership issued preference units with an equity value of $35 million, receiving net proceeds of $34.1 million:

     o 510,000 7.875% Series G Cumulative Redeemable Preference Units (known as "Preference Interests") with an equity value of $25.5 million. The liquidation value of these units is $50 per unit. The 510,000 units are exchangeable into 510,000 shares of 7.875% Series M-4 Cumulative

          Redeemable Preferred Shares of Beneficial Interest of EQR. Dividends for the Series G Preference Interests or the Series M-4 Preferred Shares are payable quarterly at the rate of $3.9375 per unit/share per year.

     o 190,000 7.625% Series H Cumulative Convertible Redeemable Preference Units with an equity value of $9.5 million. The liquidation value of these units is $50 per unit. The 190,000 units are exchangeable into 190,000 shares of 7.625% Series M-5 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of EQR or 143,526 EQR Common Shares beginning March 2011. Dividends for the Series H Preference Interests or the Series M-5 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

          The Series M-4 Preferred Shares are not convertible into EQR Common Shares. The Series H Preference Interests and the Series M-5 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 0.7554 common shares (equal to a conversion price of $66.19 per share) beginning in March 2011.

          The following table presents the Operating Partnership's issued and outstanding Preference Interests as of March 31, 2001 and December 31, 2000:


------------------------------------------------------------------- ------------- ---------------------------
                                                                                       AMOUNTS IN THOUSANDS
                                                                                  ------------- -------------
                                                                        ANNUAL
                                                                       DIVIDEND
                                                                       RATE PER       MARCH        DECEMBER
                                                                         UNIT        31, 2001      31, 2000
------------------------------------------------------------------- ------------- ------------- -------------
Preference Interests:

 8.00% Series A Cumulative Redeemable Preference                         $4.0000      $ 40,000      $ 40,000
   Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at March 31, 2001 and December 31, 2000

 8.50% Series B Cumulative Redeemable Preference                         $4.2500        55,000        55,000
   Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at March 31, 2001 and December 31, 2000

 8.50% Series C Cumulative Redeemable Preference                         $4.2500        11,000        11,000
   Units; liquidation value $50 per unit; 220,000 units issued and outstanding at March 31, 2001 and December 31, 2000

 8.375% Series D Cumulative Redeemable Preference                        $4.1875        21,000        21,000
   Units; liquidation value $50 per unit; 420,000 units issued and outstanding at March 31, 2001 and December 31, 2000

 8.50% Series E Cumulative Redeemable Preference                         $4.2500        50,000        50,000
   Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2001 and December 31, 2000

 8.375% Series F Cumulative Redeemable Preference                        $4.1875         9,000         9,000
   Units; liquidation value $50 per unit; 180,000 units issued and outstanding at March 31, 2001 and December 31, 2000

 7.875% Series G Cumulative Redeemable Preference                        $3.9375        25,500             -
   Units; liquidation value $50 per unit; 510,000 units issued and outstanding at March 31, 2001

 7.625% Series H Cumulative Convertible Redeemable                       $3.8125         9,500             -
   Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at March 31, 2001

------------------------------------------------------------------- ------------- ------------- -------------
                                                                                      $221,000      $186,000
------------------------------------------------------------------- ------------- ------------- -------------

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of March 31, 2001 and December 31, 2000:

------------------------------------------------------------------------------------------------------------
                                                                                       AMOUNTS IN THOUSANDS
                                                                                   -------------------------
                                                                         ANNUAL
                                                                        DIVIDEND
                                                                        RATE PER       MARCH      DECEMBER
                                                                        UNIT (1)     31, 2001     31, 2000
-------------------------------------------------------------------- ------------- ------------ ------------
Cumulative Convertible or Redeemable Preference Units:

 9 3/8% Series A Cumulative Redeemable Preference Units; liquidation     $2.34375     $153,000     $153,000
     value $25 per unit; 6,120,000 units issued and outstanding at
     March 31, 2001 and December 31, 2000

 9 1/8% Series B Cumulative Redeemable Preference Units; liquidation    $22.81252      125,000      125,000
     value $250 per unit; 500,000 units issued and outstanding at
     March 31, 2001 and December 31, 2000

 9 1/8% Series C Cumulative Redeemable Preference Units; liquidation    $22.81252      115,000      115,000
     value $250 per unit; 460,000 units issued and outstanding
     at March 31, 2001 and December 31, 2000

 8.60% Series D Cumulative Redeemable Preference Units; liquidation     $21.50000      175,000      175,000
     value $250 per unit; 700,000 units issued and outstanding
     at March 31, 2001 and December 31, 2000

 Series E Cumulative Convertible Preference Units; liquidation value     $1.75000       88,573       89,990
     $25 per unit; 3,542,915 and 3,599,615 units issued and outstanding at March 31, 2001 and December 31, 2000, respectively

 9.65% Series F Cumulative Redeemable Preference Units; liquidation      $2.41250       57,500       57,500
     value $25 per unit; 2,300,000 units issued and outstanding at
     March 31, 2001 and December 31, 2000

 7 1/4% Series G Convertible Cumulative Preference Units; liquidation   $18.12500      316,175      316,175
     value $250 per unit; 1,264,700 units issued and outstanding at
     March 31, 2001 and December 31, 2000

 7.00% Series H Cumulative Convertible Preference Units; liquidation     $1.75000        1,449        1,471
     value $25 per unit; 57,951 and 58,851 units issued and outstanding at March 31, 2001 and December 31, 2000, respectively

 8.29% Series K Cumulative Redeemable Preference Units; liquidation     $4.14500        50,000       50,000
     value $50 per unit; 1,000,000 units issued and outstanding at
     March 31, 2001 and December 31, 2000

 7.625% Series L Cumulative Redeemable Preference Units; liquidation    $1.90625       100,000      100,000
     value $25 per unit; 4,000,000 units issued and outstanding at
     March 31, 2001 and December 31, 2000

-------------------------------------------------------------------- ------------- ------------ ------------
                                                                                    $1,181,697   $1,183,136
-------------------------------------------------------------------- ------------- ------------ ------------

(1) Dividend rates listed for Series B, C, D and G are preference unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

          The following table presents the Operating Partnership's allocation of net income among Cumulative Convertible or Redeemable Preference Units for the quarters ended March 31, 2001 and 2000 (AMOUNTS ARE IN THOUSANDS):

                                                                 QUARTER ENDED MARCH 31,
                                                            --------------------------------
                                                                  2001             2000
                                                            ---------------  ---------------
ALLOCATION OF NET INCOME:

9 3/8% Series A Cumulative Redeemable
    Preference Units                                        $        3,586   $        3,586
9 1/8% Series B Cumulative Redeemable
    Preference Units                                                 2,852            2,852
9 1/8% Series C Cumulative Redeemable
    Preference Units                                                 2,623            2,623
8.60% Series D Cumulative Redeemable
    Preference Units                                                 3,763            3,763

Series E Cumulative Convertible Preference Units                     1,550            1,747
9.65% Series F Cumulative Redeemable
    Preference Units                                                 1,387            1,387
7 1/4% Series G Convertible Cumulative
    Preference Units                                                 5,731            5,732
7.00% Series H Cumulative Convertible
    Preference Units                                                    25               28
8.60% Series J Cumulative Convertible
    Preference Units                                                     -            2,451
8.29% Series K Cumulative Redeemable
    Preference Units                                                 1,036            1,036
7.625% Series L Cumulative Redeemable
    Preference Units                                                 1,906            1,906
                                                            ---------------  ---------------
Cumulative Convertible or Redeemable Preference Units       $       24,459   $       27,111
                                                            ===============  ===============

4.       Real Estate Acquisitions

         During the quarter ended March 31, 2001, the Operating Partnership acquired the seven properties listed below from unaffiliated parties for a total purchase price of $189.1 million.

------------------------------------------------------------------------------------------------------------------
                                                                                                   ACQUISITION
    DATE                                                                              NUMBER          PRICE
  ACQUIRED                      PROPERTY                         LOCATION            OF UNITS     (IN THOUSANDS)
---------------- --------------------------------------- -------------------------- ------------ -----------------
   01/04/01      Suerte                                  San Diego, CA                   272         $ 37,500
   02/08/01      Westside Villas VI                      Los Angeles, CA                  18            4,550
   02/15/01      Riverview                               Norwalk, CT                      92            9,600
   03/15/01      Grand Reserve at Eagle Valley           Woodbury, MN                    394           54,250
   03/22/01      Legends at Preston                      Morrisville, NC                 382           30,200
   03/30/01      Mission Hills                           Oceanside, CA                   282           26,750
   03/30/01      River Oaks                              Oceanside, CA                   280           26,250
---------------- --------------------------------------- -------------------------- ------------ -----------------
                                                                                       1,720         $189,100
---------------- --------------------------------------- -------------------------- ------------ -----------------

5.       Real Estate Dispositions

         During the quarter ended March 31, 2001, the Operating Partnership disposed of the fifteen properties listed below to unaffiliated parties. Including the joint venture and land sale discussed below, the Operating Partnership recognized a net gain of approximately $41.8 million on these sales.

-------------------------------------------------------------------------------------------------------------
                                                                                              DISPOSITION
     DATE                                                                        NUMBER          PRICE
   DISPOSED      PROPERTY                           LOCATION                    OF UNITS     (IN THOUSANDS)
---------------- ---------------------------------- -------------------------- ------------ -----------------
   01/17/01      Meadowood II                       Indianapolis, IN                 74         $  1,300
   01/31/01      Concorde Bridge                    Overland Park, KS               248           15,600
   02/01/01      Springs of Country Woods           Salt Lake City, UT              590           31,000
   02/22/01      Riverview Estates                  Napoleon, OH                     90            1,750
   02/26/01      Chelsea Court                      Sandusky, OH                     62            1,600
   02/27/01      Concord Square                     Lawrenceburg, IN                 48            1,200
   02/28/01      Canyon Creek                       Tucson, AZ                      242            9,220
   03/06/01      Gentian Oaks                       Columbus, GA                     62            1,620
   03/06/01      Holly Park                         Columbus, GA                     66            1,730
   03/06/01      Stratford Lane I                   Columbus, GA                     67            1,750
   03/07/01      Estate on Quarry Lake              Austin, TX                      302           25,232
   03/08/01      Meadowood                          Crawfordsville, IN               64            1,300
   03/14/01      Mill Run                           Statesboro, GA                   88            2,350
   03/15/01      Laurel Court                       Fremont, OH                      69            1,450
   03/15/01      Regency Woods                      West Des Moines, IA             200            9,350
---------------- ---------------------------------- -------------------------- ------------ -----------------
                                                                                  2,272         $106,452
---------------- ---------------------------------- -------------------------- ------------ -----------------

         On February 23, 2001, the Operating Partnership entered into a joint venture with an unaffiliated joint venture partner ("JVP"). At closing, the Operating Partnership sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001. An additional $123.6 million of mortgage loans was obtained by the joint venture. The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Operating Partnership. The Operating Partnership retained a 25% interest in the joint venture along with the right to manage the properties. In accordance with the respective joint venture organization documents, the Operating Partnership and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture. There are no other agreements that require the Operating Partnership or the JVP to infuse cash into each joint venture. In addition, the Operating Partnership and the JVP have not guaranteed the mortgage indebtedness of the joint venture. As a result, the Operating Partnership recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.5 million. The Operating Partnership has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

         In addition, during the three months ended March 31, 2001, the Operating Partnership sold a vacant parcel of land in Richmond, VA for $11.2 million.

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of March 31, 2001, the Operating Partnership entered into a separate agreement to acquire one multifamily property containing 125 units from an unaffiliated party. The Operating Partnership expects a purchase price of approximately $13.5 million.

         As of March 31, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Operating Partnership entered into separate agreements to dispose of seventeen multifamily properties containing 3,161 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $137.2 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.       INVESTMENTS IN UNCONSOLIDATED ENTITIES

         The Operating Partnership has entered into two separate joint venture agreements with third party development companies whereby the Operating Partnership contributes 25% to 30% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Operating Partnership's equity investments in these two joint ventures was $252.4 million and $235.9 million as of March 31, 2001 and December 31, 2000, respectively.

         The Operating Partnership also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $80.8 million and $80.6 million as of March 31, 2001 and December 31, 2000, respectively.

         These investments are accounted for under the equity method of accounting.

8.       DEPOSITS - RESTRICTED

         Deposits-restricted as of March 31, 2001 primarily included the following:

            o deposits in the amount of $39.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;

            o   approximately $180.2 million in 1031 exchange proceeds; and

            o approximately $35.1 million for tenant security, utility and other deposits.

9.       MORTGAGE NOTES PAYABLE

         As of March 31, 2001, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.1 billion.

         During the quarter ended March 31, 2001 the Operating Partnership:

            o repaid $176.7 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;

            o assumed $45.9 million of mortgage debt on four properties in connection with their acquisitions;

            o disposed of $22.8 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;

            o obtained $20.2 million of new mortgage debt on previously unencumbered properties; and

            o received $8.8 million in construction loan draw proceeds on two properties.

         As of March 31, 2001, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 2.65% to 12.465% at March 31, 2001. During the quarter ended March 31, 2001, the weighted average interest rate on the Operating Partnership's mortgage debt was 6.62%.

10.      NOTES

         As of March 31, 2001, the Operating Partnership had outstanding unsecured notes of approximately $2.4 billion.

         During the quarter ended March 31, 2001, the Operating Partnership issued $300.0 million of ten-year 6.95% fixed-rate public unsecured notes and received net proceeds of $297.4 million.

         As of March 31, 2001, scheduled maturities for the Operating Partnership's outstanding notes are at various dates through 2029. The interest rate range on the Operating Partnership's notes was 4.75% to 9.375 % at March 31, 2001. During the quarter ended March 31, 2001, the weighted average interest rate on the Operating Partnership's notes was 7.04%.

11.      LINES OF CREDIT

         The Operating Partnership has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of March 31, 2001 no amounts were outstanding under this facility and $54.9 million was restricted on the line of credit.

         In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with potential borrowings of up to $55.0 million. As of March 31, 2001, no amounts were outstanding under this facility.

         During the quarter ended March 31, 2001, the weighted average interest rate on the Operating Partnership's lines of credit was 6.65%.

12.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.


                                                                           QUARTER ENDED MARCH 31,
                                                                      -----------------------------------
                                                                           2001                   2000
                                                                      -----------------     -------------
                                                                       (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                               OP UNIT AMOUNTS)
NUMERATOR:
Income before allocation to Minority Interests, income from
    investments in unconsolidated entities, net gain on sales of real estate, extraordinary items, cumulative effect of change in accounting principle and allocation to preference unit/interest
    distributions                                                          $  100,565          $  83,969
Allocation to Minority Interests - Partially Owned Properties                   (105)                 45
Income from investments in unconsolidated entities                              3,797              4,223
Allocation to Junior Convertible Preference Units                               (109)              (108)
Allocation to Cumulative Convertible Redeemable Preference Interests          (3,958)            (1,169)
Allocation to Redeemable Preference Units                                    (24,459)           (27,111)
                                                                      ----------------   ----------------
Income before net gain on sales of real estate, extraordinary items
     and cumulative effect of change in accounting principle                   75,731             59,849
Net gain on sales of real estate                                               41,778             19,998
Extraordinary items                                                               311                  -
Cumulative effect of change in accounting principle                           (1,270)                  -
                                                                      ----------------   ----------------
Numerator for net income per OP Unit - basic                                  116,550             79,847

Effect of dilutive securities:
     Distributions on convertible preference units/interests                    1,692                  -
                                                                      ----------------   ----------------
Numerator for net income per OP Unit - diluted                             $  118,242          $  79,847
                                                                      ================   ================

DENOMINATOR:
Denominator for net income per OP Unit - basic                                144,830            140,264

Effect of dilutive securities:
    Dilution for OP Units issuable upon assumed exercise/vesting
         of the Company's stock options/restricted shares                       1,577                422
    Convertible preference units/interests                                      2,185                  -
                                                                      ----------------   ----------------
Denominator for net income per OP Unit--diluted                               148,592            140,686
                                                                      ================   ================
Net income per OP Unit--basic                                               $    0.81           $   0.57
                                                                      ================   ================
Net income per OP Unit--diluted                                             $    0.80           $   0.57
                                                                      ================   ================

                                                                            QUARTER ENDED MARCH 31,
                                                                         -------------------------------
                                                                             2001               2000
                                                                         ---------------    ------------
                                                                          (AMOUNTS IN THOUSANDS EXCEPT
                                                                              PER OP UNIT AMOUNTS)
     NET INCOME PER OP UNIT - BASIC:

     Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle
        per OP Unit - basic                                                   $   0.53         $   0.43
     Net gain on sales of real estate                                             0.29             0.14
     Extraordinary items                                                             -                -
     Cumulative effect of change in accounting principle                        (0.01)                -
                                                                         --------------   --------------

     Net income per OP Unit - basic                                           $   0.81         $   0.57
                                                                         ==============   ==============

     NET INCOME PER OP UNIT - DILUTED:

     Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle
        per OP Unit - diluted                                                 $   0.52         $   0.43
     Net gain on sales of real estate                                             0.29             0.14
     Extraordinary items                                                             -                -
     Cumulative effect of change in accounting principle                        (0.01)                -
                                                                         --------------   --------------
     Net income per OP Unit - diluted                                         $   0.80         $   0.57
                                                                         ==============   ==============

     CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 5,415,852 AND 10,643,083 WEIGHTED AVERAGE COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Operating Partnership funded a total of $26.4 million during the quarter ended March 31, 2001. During the remainder of 2001, the Operating Partnership expects to fund approximately $70.2 million in connection with these Properties. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing. As of March 31, 2001, the Operating Partnership has 19 projects under development with estimated completion dates ranging from June 30, 2001 through March 31, 2003. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire their respective interests in the completed projects at a mutually agreeable price. If the Operating Partnership and the joint venture partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the

Operating Partnership and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

         In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of March 31, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

14.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the quarters ended March 31, 2001 and 2000.


                                                                 RENTAL REAL          CORPORATE/
           MARCH 31, 2001 (AMOUNTS IN THOUSANDS)                  ESTATE (1)           OTHER (2)    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Rental income                                                    $    514,137        $        -     $    514,137
Fee and asset management income                                             -             1,972            1,972
Furniture income                                                            -            12,546           12,546
Property and maintenance expense                                    (141,864)                 -        (141,864)
Real estate tax and insurance expense                                (48,021)                 -         (48,021)
Property management expense                                          (18,687)                 -         (18,687)
Fee and asset management expense                                            -           (1,875)          (1,875)
Furniture expenses                                                          -           (9,724)          (9,724)
                                                            -----------------------------------------------------
Net operating income                                                  305,565             2,919          308,484

Interest income - investment in mortgage notes                              -             2,744            2,744
Interest and other income                                                   -             6,502            6,502
Depreciation expense on non-real estate assets                              -           (2,259)          (2,259)
Interest expense:
    Expense incurred                                                        -          (95,276)         (95,276)
    Amortization of deferred financing costs                                -           (1,397)          (1,397)
General and administrative expense                                          -           (6,754)          (6,754)
Allocation to Minority Interests - Partially Owned
    Properties                                                              -             (105)            (105)
Income from investments in unconsolidated entities                          -             3,797            3,797
Allocation to preference unit/interest holders                              -          (28,526)         (28,526)
Adjustment for loss on investment in technology segment                     -             3,003            3,003
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                           -             1,995            1,995
                                                            -----------------------------------------------------
Funds from operations available to OP Units                           305,565         (113,357)          192,208

Depreciation/amortization                                           (110,546)             (933)        (111,479)
Net gain on sales of real estate                                       41,778                 -           41,778
Extraordinary items                                                         -               311              311
Cumulative effect of change in accounting principle                         -           (1,270)          (1,270)
Adjustment for loss on investment in technology segment                     -           (3,003)          (3,003)
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                           -           (1,995)          (1,995)
                                                            -----------------------------------------------------

Net income available to OP Unit holders                          $    236,797        $(120,247)     $    116,550
                                                            =====================================================

Investment in real estate, net of accumulated depreciation       $ 11,110,846        $   16,219     $ 11,127,065
                                                            =====================================================

Total assets                                                     $ 11,132,732        $1,112,763     $ 12,245,495
                                                            =====================================================

                                                                  RENTAL REAL        CORPORATE/
           MARCH 31, 2000 (AMOUNTS IN THOUSANDS)                   ESTATE (1)         OTHER (2)       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Rental income                                                      $  473,547       $        -        $  473,547
Fee and asset management income                                             -            1,400             1,400
Property and maintenance expense                                    (113,868)                -         (113,868)
Real estate tax and insurance expense                                (48,334)                -          (48,334)
Property management expense                                          (18,914)                -          (18,914)
Fee and asset management expense                                            -          (1,066)           (1,066)
                                                            -----------------------------------------------------
Net operating income                                                  292,431              334           292,765

Interest income - investment in mortgage notes                              -            2,762             2,762
Interest and other income                                                   -            3,478             3,478
Depreciation expense on non-real estate assets                              -          (1,567)           (1,567)
Interest expense:
    Expense incurred                                                        -         (95,111)          (95,111)
    Amortization of deferred financing costs                                -          (1,341)           (1,341)
General and administrative expense                                          -          (6,698)           (6,698)
Allocation to Minority Interests - Partially Owned
    Properties                                                              -               45                45
Income from investments in unconsolidated entities                          -            4,223             4,223
Allocation to preference unit/interest holders                              -         (28,388)          (28,388)
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                           -            (238)             (238)
                                                            -----------------------------------------------------
Funds from operations available to OP Units                           292,431        (122,501)           169,930

Depreciation expense on real estate assets                          (110,319)                -         (110,319)
Net gain on sales of real estate                                       19,998                -            19,998
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                           -              238               238
                                                            -----------------------------------------------------

Net income available to OP Unit holders                            $  202,110       $(122,263)        $   79,847
                                                            =====================================================


(1) The Operating Partnership's primary business is owning, managing and operating multifamily residential properties, which includes the generation of rental and other, related income through the leasing of apartment units to tenants.

(2) The Operating Partnership has a segment for corporate level activity including such items as fee and asset management activity, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, investment in technology entities, income earned from investments in unconsolidated entities, general and administrative expenses, and interest expense on mortgage notes payable, unsecured note issuances and lines of credit. The Operating Partnership's fee and asset management activity and furniture rental/sales activities are immaterial and do not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, income allocated to Minority Interests is not allocated to the Properties.

15.    SUBSEQUENT EVENTS

       Subsequent to March 31, 2001, the Operating Partnership has:

       o disposed of four Properties consisting of 658 units for approximately $24.7 million;

       o paid off $6.7 million of mortgage debt at or prior to maturity and/or at disposition of one property;

       o funded $5.9 million related to the development, earnout and joint venture agreements; and

       o disposed of $0.9 million of mortgage debt assumed by the purchaser in connection with the disposition of one property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         For further information including capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000.

         Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

      o alternative sources of capital to the Operating Partnership are more expensive than anticipated;

      o occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and

      o additional factors as discussed in Part I of the Annual Report on Form 10-K.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The following table summarizes the number of Properties and related units for the periods presented:


--------------------------------------------------------------------------------------------------------------------------
                                                    PORTFOLIO SUMMARY
--------------------------------------------------------------------------------------------------------------------------
                                                                QUARTER ENDED MARCH 31,
                              --------------------------------------------------------------------------------------------
                                                  2001                                           2000
                                                  ----                                           ----
                                   PROPERTIES                UNITS                PROPERTIES                UNITS
                              ---------------------- ----------------------- ---------------------- ----------------------
Beginning of period                   1,104                   227,704                1,062                  225,708
Acquisitions                              7                     1,721                    1                      178
Dispositions                           (15)                   (2,272)                 (11)                  (2,162)
                              ---------------------- ----------------------- ---------------------- ----------------------
End of period                         1,096                   227,153                1,052                  223,724
----------------------------- ====================== ======================= ====================== ======================

         In addition, the Operating Partnership sold and/or contributed eleven wholly owned Properties containing 3,011 units to a joint venture entity during the quarter ended March 31, 2001. The Operating Partnership retained a 25% interest along with the rights to manage the joint venture Properties.

         The Operating Partnership's overall results of operations for the quarters ended March 31, 2001 and 2000 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in revenues and expenses can primarily be attributed to the acquisition of Globe, the 2001 and the 2000 Acquired Properties, partially offset by the disposition of the 2001 and the 2000 Disposed Properties. This impact is discussed in greater detail in the following paragraphs.

Properties that the Operating Partnership owned for all of the quarter ended March 31, 2001 and March 31, 2000 (the "First Quarter 2001 Same Store Properties"), which represented 188,220 units, also impacted the Operating Partnership's results of operations and are discussed as well in the following paragraphs.

   COMPARISON OF QUARTER ENDED MARCH 31, 2001 TO QUARTER ENDED MARCH 31, 2000

         For the quarter ended March 31, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by approximately $16.6 million when compared to the quarter ended March 31, 2000.

         Rental income from the First Quarter 2001 Same Store Properties increased by approximately $22.8 million to $439.9 million or 5.46% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Operating Partnership expects to achieve rental income increases of 4.5% to 5.0% from Same Store Properties. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 95%.

         Property operating expenses from the First Quarter 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $8.9 million or 5.97%. The increase in "same store" expenses is primarily attributable to a $3.6 million, or 14.8% increase in utilities and a $2.1 million, or 5.7% increase in payroll. For the remainder of 2001, the Operating Partnership expects to maintain expense growth at no more than 4.25% to 4.75%.

         Rental income from non-First Quarter 2001 Same Store Properties increased by approximately $17.8 million primarily as a result of revenue from the Globe corporate housing business and the acquisition of Properties during the periods presented. The Operating Partnership expects similar trends in the future subject to certain risks and uncertainties including that any new acquisitions perform at the Operating Partnership's pro forma expectations.

         Interest and other income increased by approximately $3.0 million, primarily as a result of disposition proceeds earning interest in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments until the Operating Partnership purchases additional multi-family properties.

         Property management represents expenses associated with the self-management of the Operating Partnership's Properties. These expenses decreased by approximately $0.2 million. The Operating Partnership continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership does not have a significant management presence. As a result, the Operating Partnership is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

         Fee and asset management revenues and fee and asset management expenses increased as a result of the Operating Partnership continuing to manage Properties that were sold and/or contributed to various joint venture entities. As of March 31, 2001, the Operating Partnership currently manages 20,300 units for third parties and the joint venture entities.

         Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory.

         Interest expense, including amortization of deferred financing costs, increased approximately $0.2 million. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ending March 31, 2001 was 7.07% as compared to 7.17% for the quarter ended March 31, 2000. For the remainder of 2001, the Operating Partnership expects interest rates to decrease slightly due to lower variable rates. In connection with the refinancing of $280.0 million of indebtedness, the Operating Partnership expects to incur interest costs approximating 7.5% per annum.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.1 million between the periods under comparison. However, by gaining certain economies of scale with a much larger operation, these expenses as a percentage of total revenues were 1.26% for the quarter ended March 31, 2001 compared to 1.39% of total revenues for the quarter ended March 31, 2000.

         Net gain on sales of real estate increased approximately $21.8 million between the periods under comparison. This increase is primarily the result of additional Properties sold during the quarter ended March 31, 2001, which included fifteen wholly owned Properties, eleven joint venture Properties (75% gain recognition) and one land sale as compared to eleven wholly owned Properties sold in the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2001, the Operating Partnership had approximately $23.8 million of cash and cash equivalents and the amounts available on the Operating Partnership's lines of credit was $400 million, of which $53.5 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at March 31, 2001 was approximately $104.8 million and the amounts available on the Operating Partnership's lines of credit was $755 million, of which $54.9 million was restricted.

         Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first three months of 2001, the Operating Partnership:

      o disposed of fifteen properties and a vacant parcel of land and received net proceeds of $115.4 million;

      o issued $300 million of unsecured debt receiving net proceeds of $297.4 million;

      o sold and/or contributed eleven properties to a joint venture and received net proceeds of $190.0 million;

      o issued $35 million of two new series of Preference Interests and received net proceeds of $34.1 million.

All of these proceeds were utilized to either:

      o  repay the lines of credit;

      o  repay mortgage indebtedness on selected Properties;

      o  invest in unconsolidated entities;

      o  purchase additional properties.

During the quarter ended March 31, 2001, the Operating Partnership:

      o  repaid approximately $176.7 million of mortgage indebtedness;

      o  invested $1 million in a corporate entity;

      o  loaned $2.6 million to an unconsolidated entity;

      o funded $26.4 million related to the development, earnout and joint venture agreements.

The Operating Partnership's total debt summary, as of March 31, 2001, included:

             ---------------------------------------------------------------------------
                                   DEBT SUMMARY AS OF 3/31/01
             ---------------------------------------------------------------------------
                                                                           WEIGHTED
                                                       $ MILLIONS        AVERAGE RATE
                                                    ------------------ -----------------
             Secured                                       $    3,097             6.72%
             Unsecured                                     $    2,419             7.04%
                                                    ------------------ -----------------
                  Total                                    $    5,516             6.86%

             Fixed Rate                                    $    5,048             7.06%
             Floating Rate                                  $     468             4.72%
                                                    ------------------ -----------------
                  Total                                    $    5,516             6.86%

             ABOVE TOTALS INCLUDE:
             Total Tax Exempt                               $     959             4.80%
             Unsecured Revolving Credit
                  Facility                                  $       -               N/A

             ---------------------------------------------------------------------------

Subsequent to March 31, 2001 and through May 1, 2001, the Operating Partnership:

      o disposed of four Properties consisting of 658 units for approximately $24.7 million;

      o repaid $6.7 million of mortgage debt at or prior to maturity and/or disposition of a Property;

      o funded $5.9 million related to the development, earnout and joint venture agreements;

      o disposed of $0.9 million of mortgage debt assumed by the purchaser in connection with the disposition of one property.

         During the remainder of 2001, the Operating Partnership expects to fund approximately $70.2 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing. As of March 31, 2001, the Operating Partnership has 19 projects under development with estimated completion dates ranging from June 30, 2001 through March 31, 2003. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire their respective interests in the completed projects at a mutually agreeable price. If the Operating Partnership and the joint venture partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Operating Partnership and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

         During the quarter ended March 31, 2001, the Operating Partnership's total improvements to real estate approximated $28.2 million. Of this amount, approximately $4.5 million, or $89 per unit, related to capital improvements and major repairs for the 1999, 2000 and 2001 Acquired Properties. Capital improvements and major repairs for all of the Operating Partnership's pre-1999 Acquired Properties approximated $9.9 million or $64 per unit. Capital spent for replacement-type items approximated $11.4 million, or $56 per unit. In addition, approximately $1.7 million was spent on seven specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $0.7 million on commercial/other assets and Partially Owned Properties.

Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for the remainder of 2001 is estimated to be approximately $110.0 million.

         Also included in total capital expenditures for the Operating Partnership was approximately $1.8 million for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership's property management offices and its corporate offices. Such additions to non-real estate property were primarily funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for the remainder of 2001 are estimated to be approximately $4.2 million.

         The Operating Partnership, through its Globe subsidiary, has a policy of capitalizing expenditures made for rental furniture and property and equipment. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the quarter ended March 31, 2001, total additions to rental furniture approximated $6.3 million and property and equipment approximated $0.7 million. Total additions to rental furniture and property and equipment budgeted for the remainder of 2001 are estimated to be approximately $18.0 million.

         Total distributions paid in April 2001 amounted to approximately $143.3 million, which included distributions declared for the quarter ended March 31, 2001.

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

         The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of May 1, 2001, no amounts were outstanding under this facility.

         In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. As of May 1, 2001, no amounts were outstanding under this facility.

         In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of May 1, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains or losses from sales of property and investments in technology segments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

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

         For the quarter ended March 31, 2001, FFO available to OP Units-basic increased by $22.3 million, or 13.1% when compared to the quarter ended March 31, 2000.

         The following is a reconciliation of net income to FFO available to OP Units for the quarters ended March 31, 2001 and 2000 (amounts in thousands except per OP Unit amounts):


                                                                                QUARTER ENDED
                                                                                  MARCH 31,
                                                                      --------------------------------
                                                                            2001             2000
                                                                      ---------------  ---------------
         STATEMENTS OF FUNDS FROM OPERATIONS

         Net income                                                   $      145,076   $      108,235
         Adjustments:
              Depreciation/amortization                                      113,474          110,081
              Net gain on sales of real estate                              (41,778)         (19,998)
              Extraordinary items                                              (311)                -
              Cumulative effect of change in accounting principle*             1,270                -
              Loss on investment in technology segment**                       3,003                -
                                                                      ---------------  ---------------

         FFO                                                                 220,734          198,318
         Allocation to preference unit/interest holders                     (28,526)         (28,388)
                                                                      ---------------  ---------------

         FFO available to OP Units - basic                            $      192,208   $      169,930
                                                                      ===============  ===============

         FFO available to OP Units - diluted                          $      199,653   $      180,012
                                                                      ===============  ===============

         Weighted average OP Units outstanding  - basic                      144,829          140,264
                                                                      ===============  ===============

         Weighted average OP Units outstanding  - diluted                    154,008          151,329
                                                                      ===============  ===============

* Represents the effect related to the Operating Partnership's adoption of SFAS No. 133/138 on January 1, 2001.

** Represents the Operating Partnership's portion of losses related to its investments in four technology companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges

(B)      Reports on Form 8-K:

         A Report on Form 8-K dated March 2, 2001 regarding additional information on the prospectus supplement for the Operating Partnership's $300 million unsecured note offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 14, 2001            By:  /s/             Bruce C. Strohm
     -------------                 --------------------------------------------
                                                   Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                    and Secretary


Date: May 14, 2001            By:  /s/             Michael J. McHugh
     -------------                 --------------------------------------------
                                                   Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                                  Officer and Treasurer