Form 10-Q
period 2001-06-30
ERP OPERATING LTD PARTNERSHIP
filed 2001-08-14
CIK 931182

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      JUNE 30,         DECEMBER 31,
                                                                        2001               2000
                                                                  ----------------  ----------------
ASSETS
Investment in real estate
  Land                                                               $  1,772,184       $  1,770,019
  Depreciable property                                                 10,732,614         10,782,311
  Construction in progress                                                 60,971             39,130
                                                                  ----------------  -----------------
                                                                       12,565,769         12,591,460
  Accumulated depreciation                                             (1,535,333)        (1,352,236)
                                                                  ----------------  -----------------
Investment in real estate, net of accumulated depreciation             11,030,436         11,239,224

Real estate held for disposition                                           38,741             51,637
Cash and cash equivalents                                                  26,614             23,772
Investment in mortgage notes, net                                          73,765             77,184
Investments in unconsolidated entities                                    328,231            316,540
Rents receivable                                                            2,497              1,801
Deposits - restricted                                                     235,619            231,639
Escrow deposits - mortgage                                                 72,287             70,470
Deferred financing costs, net                                              29,177             29,706
Rental furniture, net                                                      54,366             60,183
Property and equipment, net                                                 7,989              7,620
Goodwill, net                                                              75,288             67,589
Other assets                                                              102,726             86,601
                                                                  ----------------  -----------------
       TOTAL ASSETS                                                  $ 12,077,736       $ 12,263,966
                                                                  ================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                             $  3,040,281        $ 3,230,611
  Notes, net                                                            2,417,307          2,120,079
  Lines of credit                                                         133,000            355,462
  Accounts payable and accrued expenses                                   108,415            107,818
  Accrued interest payable                                                 63,503             51,877
  Rents received in advance and other liabilities                          68,896            100,819
  Security deposits                                                        46,775             46,272
  Distributions payable                                                   136,511             18,863
                                                                  ----------------  -----------------
       TOTAL LIABILITIES                                                6,014,688          6,031,801
                                                                  ----------------  -----------------

COMMITMENTS AND CONTINGENCIES

Minority Interests - Partially Owned Properties                             2,457              2,884

Partners' Capital
     Junior Convertible Preference Units                                    5,846              7,896
     Cumulative Convertible Redeemable Preference Interests               234,500            186,000
     Cumulative Convertible or Redeemable Preference Units                969,495          1,183,136
     General Partner                                                    4,461,493          4,436,411
     Limited Partners                                                     397,761            415,838
     Accumulated other comprehensive income                                (8,504)                 -
                                                                  ----------------  -----------------

       TOTAL PARTNERS' CAPITAL                                          6,060,591          6,229,281
                                                                  ----------------  -----------------

       TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $ 12,077,736       $ 12,263,966
                                                                  ================  =================

                             SEE ACCOMPANYING NOTES
                                       2

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED JUNE 30,           QUARTER ENDED JUNE 30,
                                                               --------------------------------   --------------------------------
                                                                   2001              2000             2001              2000
                                                               --------------------------------   --------------------------------
REVENUES
  Rental income                                                 $ 1,027,671      $    952,740     $     515,860     $     479,193
  Fee and asset management                                            4,140             2,835             2,168             1,435
  Interest income - investment in mortgage notes                      8,763             5,499             6,019             2,737
  Interest and other income                                          11,711             8,385             5,209             4,907
  Furniture income                                                   30,027                 -            15,155                -
                                                               --------------    --------------   --------------    --------------

        Total revenues                                            1,082,312           969,459           544,411           488,272
                                                               --------------    --------------   --------------    --------------

EXPENSES
  Property and maintenance                                          280,783           227,845           143,746           113,977
  Real estate taxes and insurance                                    96,775            95,001            48,754            46,667
  Property management                                                36,364            37,760            17,686            18,846
  Fee and asset management                                            3,648             2,102             1,764             1,036
  Depreciation                                                      225,878           224,512           113,350           112,626
  Interest:
       Expense incurred                                             190,383           190,263            95,107            95,152
       Amortization of deferred financing costs                       2,810             2,703             1,413             1,362
  General and administrative                                         14,079            13,216             7,325             6,518
  Furniture expenses                                                 30,496                 -            15,668                -
  Amortization of goodwill                                            1,924                 -               991                -
                                                               --------------    --------------   --------------    --------------

        Total expenses                                              883,140           793,402           445,804           396,184
                                                               --------------    --------------   --------------    --------------

Income before allocation to Minority Interests, income
  from investments in unconsolidated entities, net gain
  on sales of real estate, extraordinary items and
  cumulative effect of change in accounting principle               199,172           176,057            98,607            92,088
Allocation to Minority Interests - Partially Owned Properties          (238)              157              (133)              112
Income from investments in unconsolidated entities                   10,350             9,064             6,553             4,841
Net gain on sales of real estate                                     46,565            87,652             4,787            67,654
                                                               --------------    --------------   --------------    --------------

Income before extraordinary items and cumulative effect of
  change in accounting principle                                    255,849           272,930           109,814           164,695
Extraordinary items                                                     106                 -              (205)                -
Cumulative effect of change in accounting principle                  (1,270)                -                 -                 -
                                                               --------------    --------------   --------------    --------------
Net income                                                      $   254,685      $    272,930     $     109,609     $     164,695
                                                               ==============    ==============   ==============    ==============

ALLOCATION OF NET INCOME:

Junior Convertible Preference Units                             $       190      $        218     $          81     $         110
                                                               ==============    ==============   ==============    ==============
Cumulative Convertible Redeemable Preference Interests          $     8,557      $      3,667     $       4,599     $       2,498
                                                               ==============    ==============   ==============    ==============
Cumulative Convertible or Redeemable Preference Units           $    48,672      $     51,769     $      24,213     $      24,658
                                                               ==============    ==============   ==============    ==============

General Partner                                                 $   180,792      $    198,144     $      74,038     $     125,393
Limited Partners                                                     16,474            19,132             6,678            12,036
                                                               --------------    --------------   --------------    --------------
Net income available to OP Unit holders                         $   197,266      $    217,276     $      80,716     $     137,429
                                                               ==============    ==============   ==============    ==============

Net income per OP Unit - basic                                  $      1.36      $       1.54     $        0.56     $        0.97
                                                               ==============    ==============   ==============    ==============
Net income per OP Unit - diluted                                $      1.34      $       1.54     $        0.55     $        0.96
                                                               ==============    ==============   ==============    ==============
Weighted average OP Units outstanding - basic                       145,043           140,850           145,255           141,436
                                                               ==============    ==============   ==============    ==============
Weighted average OP Units outstanding - diluted                     146,909           141,633           146,970           146,510
                                                               ==============    ==============   ==============    ==============
Distributions declared per OP Unit outstanding                  $      1.63      $       1.52     $       0.815     $        0.76
                                                               ==============    ==============   ==============    ==============

                             SEE ACCOMPANYING NOTES
                                       3

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                     ---------------------------------
                                                                                            2001              2000
                                                                                     ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $   254,685        $   272,930
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
    Allocation to Minority Interests - Partially Owned Properties                               238               (157)
    Cumulative effect of change in accounting principle                                       1,270                  -
    Depreciation                                                                            230,805            224,512
    Amortization of deferred financing costs                                                  2,810              2,703
    Amortization of discount on investment in mortgage notes                                 (2,256)                 -
    Amortization of goodwill                                                                  1,924                  -
    Amortization of discounts and premiums on debt                                           (1,007)            (1,153)
    Amortization of deferred settlements on interest rate protection agreements                 317                246
    Income from investments in unconsolidated entities                                      (10,350)            (9,064)
    Net gain on sales of real estate                                                        (46,565)           (87,652)
    Extraordinary items                                                                        (106)                 -
    Unrealized gain on interest rate protection agreements                                     (132)                 -
    Book value of furniture sales and rental buy outs                                         5,497                  -
    Compensation paid with Company Common Shares                                              6,741              2,845

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in rents receivable                                                    (705)               535
    (Increase) in deposits - restricted                                                     (12,574)            (3,510)
    Additions to rental furniture                                                           (14,532)                 -
    (Increase) in other assets                                                              (15,585)            (1,808)
    Increase in accounts payable and accrued expenses                                           597             16,769
    Increase in accrued interest payable                                                     11,626                818
    (Decrease) in rents received in advance and other liabilities                                (4)            (5,378)
    Increase (decrease) in security deposits                                                    522               (803)
                                                                                     --------------    ---------------

  Net cash provided by operating activities                                                 413,216            411,833
                                                                                     --------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                                              (218,531)          (143,680)
    Improvements to real estate                                                             (63,269)           (58,360)
    Additions to non-real estate property                                                    (3,520)            (2,399)
    Interest capitalized for real estate under construction                                  (1,408)              (480)
    Proceeds from disposition of real estate, net                                           345,039            219,409
    Investment in property and equipment                                                     (1,626)                 -
    Principal receipts on investment in mortgage notes                                        5,675              3,200
    Investments in unconsolidated entities                                                  (43,167)           (87,105)
    Distributions from unconsolidated entities                                               16,711              9,845
    Proceeds from refinancing of unconsolidated entities                                      4,450              1,000
    Proceeds from disposition of unconsolidated entities                                        359              4,400
    Decrease (increase) in deposits on real estate acquisitions, net                          8,594            (35,854)
    (Increase) decrease in mortgage deposits                                                 (2,344)             2,461
    Purchase of management contract rights                                                        -               (779)
    Business combinations, net of cash acquired                                              (7,603)            (4,261)
    Other investing activities, net                                                             (15)           (11,827)
                                                                                     ---------------   ----------------

  Net cash provided by (used for) investing activities                                       39,345           (104,430)
                                                                                     ---------------   ----------------

                             SEE ACCOMPANYING NOTES
                                       4

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------------------
                                                                                      2001                 2000
                                                                                -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                                     $    (3,948)        $    (2,005)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                         45,118             378,318
    Lump sum payoffs                                                                    (237,040)           (104,484)
    Scheduled principal repayments                                                       (16,367)            (14,126)
    Prepayment premiums                                                                     (202)                  -
 NOTES, NET:
    Proceeds, net                                                                        299,316                   -
    Scheduled principal repayments                                                          (147)                  -
 LINES OF CREDIT:
    Proceeds                                                                             316,491             162,000
    Repayments                                                                          (538,953)           (462,000)
 (Payments) proceeds from settlement of interest rate protection agreements               (7,360)              7,055
 Capital contributions from General Partner, net                                          33,534              11,808
 Proceeds from sale of preference units/interests                                         48,500              87,000
 Redemption of preference units/interests                                               (210,500)                  -
 Distributions paid to partners                                                         (177,641)           (162,522)
 Distributions to Minority Interests - Partially Owned Properties                           (665)               (617)
 Principal receipts on employee notes, net                                                   145                 119
                                                                                ------------------   ----------------

Net cash (used for) financing activities                                                (449,719)            (99,454)
                                                                                ------------------   ----------------

Net increase in cash and cash equivalents                                                  2,842             207,949
Cash and cash equivalents, beginning of period                                            23,772              29,117
                                                                                ------------------   ----------------

Cash and cash equivalents, end of period                                        $         26,614        $    237,066
                                                                                ==================   ================

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                         $       187,195        $    190,854
                                                                                 ==================  ================

Mortgage loans assumed through real estate acquisitions                          $        45,918        $          -
                                                                                 ==================  ================

Net real estate contributed in exchange for OP Units or
    preference units                                                             $             -        $        636
                                                                                 ==================  ================

Mortgage loans (assumed) by purchaser in real estate dispositions                $       (27,358)       $   (220,000)
                                                                                 ==================  ================

Transfers to real estate held for disposition                                    $        38,741        $     55,997
                                                                                 ==================  ================

Mortgage loans recorded as a result of consolidation of previously
    Unconsolidated Properties                                                    $             -        $     65,095
                                                                                 ==================  ================

Net liabilities recorded as a result of consolidation of previously
    Unconsolidated Properties                                                    $             -        $        792
                                                                                 ==================  ================

                             SEE ACCOMPANYING NOTES
                                       5

                        ERP OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS

     ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed to conduct the multifamily residential property business of Equity Residential Properties Trust ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is the general partner of ERPOP. As used herein, the term "Operating Partnership" also includes its subsidiaries, including entities that own residential real property and other assets acquired by virtue of the mergers between EQR and each of Wellsford Residential Property Trust, Evans Withycombe Residential, Inc., Merry Land & Investment Company, Inc. and Lexford Residential Trust (collectively, the "Mergers"). The Operating Partnership also includes the businesses formally operated by Globe Business Resources, Inc., Temporary Quarters, Inc. and Grove Operating, L.P. As used herein, the term "Company" means EQR and the Operating Partnership. EQR has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

     The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of June 30, 2001, the Operating Partnership owned or had interests in a portfolio of 1,086 multifamily properties containing 226,150 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:


                                      Number of      Number of Units
                                      Properties
---------------------------------- ----------------- -----------------
Wholly Owned Properties                   968              202,501
Partially Owned Properties                 15                3,067
Unconsolidated Properties                 103               20,582
                                   ----------------- -----------------
Total Properties                        1,086              226,150
                                   ================= =================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, including definitions for capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

     The Operating Partnership employs derivative financial instruments to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. As of June 30, 2001, there were approximately $8.5 million in deferred losses, net, included in accumulated other comprehensive income.

     As of June 30, 2001, the Operating Partnership has entered into swaps which have been designated as cash flow hedges with an aggregate notional amount of $927.9 million at interest rates ranging from 3.65125% to 6.74% maturing at various dates ranging from 2001 to 2007 with a net liability fair value of $7.6 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $296.4 million at interest rates ranging from 4.458% to 7.25% maturing at various dates ranging from 2003 to 2005 with a net asset fair value of $3.9 million.

     On June 30, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $3.7 million. Within the next twelve months the Operating Partnership expects to recognize an estimated $3.9 million of accumulated other comprehensive income as additional interest expense.

3.   PARTNERS' CAPITAL

     The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the six months ended June 30, 2001:

-------------------------------------------------------------------- -----------------
                                                                           2001
-------------------------------------------------------------------- -----------------
Operating Partnership's OP Units outstanding at January 1,                145,045,126

ISSUED TO GENERAL PARTNER:
Conversion of Series E Preferred Shares                                        67,764
Conversion of Series H Preferred Shares                                         2,745
Employee Share Purchase Plan                                                  106,441
Dividend Reinvestment - DRIP Plan                                               7,804
Share Purchase - DRIP Plan                                                      6,415
Exercise of EQR options                                                       749,653
Restricted EQR share grants, net                                              332,177

ISSUED TO LIMITED PARTNERS:
Conversion of Series A Junior Convertible Preference Units                     41,849
Issuance pursuant to acquisition of remaining minority
  interest in Globe                                                            34,716
Issuance pursuant to an earnout agreement with one
  property                                                                      1,391

-------------------------------------------------------------------- -----------------
Operating Partnership's OP Units outstanding at June 30,                  146,396,081
-------------------------------------------------------------------- -----------------

     As of June 30, 2001, EQR (as the general partner) had an approximate 91.80% interest and the Limited Partners had an approximate 8.20% interest in the Operating Partnership. The limited partners of the Operating Partnership as of June 30, 2001 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest (the "Limited Partners") and are represented by 12,002,294 OP Units.

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

     The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of June 30, 2001 and December 31, 2000:

                                                                                 AMOUNTS IN THOUSANDS
                                                                    ANNUAL     ------------------------
                                                                   DIVIDEND        JUNE       DECEMBER
                                                                 RATE PER UNIT   30, 2001     31, 2000
-------------------------------------------------------------------------------------------------------
Junior Convertible Preference Units:

Series A Junior Convertible Preference Units; liquidation           $5.469344      $ 5,662  $    7,712
   value $100 per unit; 56,616 and 77,123 units issued and
   outstanding at June 30, 2001 and December 31, 2000,
   respectively

Series B Junior Convertible Preference Units; liquidation           $2.000000          184         184
   value $25 per unit; 7,367 units issued and outstanding
   at June 30, 2001 and December 31, 2000
-------------------------------------------------------------------------------------------------------
                                                                                   $ 5,846  $    7,896
-------------------------------------------------------------------------------------------------------

     During the six months ended June 30, 2001, a subsidiary of the Operating Partnership issued preference units with an equity value of $48.5 million, receiving net proceeds of $47.3 million:

- 510,000 7.875% Series G Cumulative Redeemable Preference Units (known as "Preference Interests") with an equity value of $25.5 million. The liquidation value of these units is $50 per unit. The 510,000 units are exchangeable into 510,000 shares of 7.875% Series M-4 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series G Preference Interests or the Series M-4 Preferred Shares are payable quarterly at the rate of $3.9375 per unit/share per year.

- 190,000 7.625% Series H Cumulative Convertible Redeemable Preference Units with an equity value of $9.5 million. The liquidation value of these units is $50 per unit. The 190,000 units are exchangeable into 190,000 shares of 7.625% Series M-5 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 143,526 Common Shares beginning March 2011. Dividends for the Series H Preference Interests or the Series M-5 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

- 270,000 7.625% Series I Cumulative Convertible Redeemable Preference Units with an equity value of $13.5 million. The liquidation value of these units is $50 per unit. The 270,000 units are exchangeable into 270,000 shares of 7.625% Series M-6 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 196,317 Common Shares beginning June 2011. Dividends for the Series I Preference Interests or the Series M-6 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

     The Series M-4 Preferred Shares are not convertible into EQR Common Shares. The Series H Preference Interests and the Series M-5 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 0.7554 common shares (equal to a conversion price of $66.19 per share) beginning in March 2011. The Series I Preference Interests and the Series M-6 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 0.7271 common shares (equal to a conversion price of $68.76 per share) beginning in June 2011.

     The following table presents the Operating Partnership's issued and outstanding Preference Interests as of June 30, 2001 and December 31, 2000:


-------------------------------------------------------------------------------------------------------------
                                                                                      AMOUNTS IN THOUSANDS
                                                                        ANNUAL    ---------------------------
                                                                      DIVIDEND
                                                                       RATE PER         JUNE        DECEMBER
                                                                         UNIT        30, 2001      31, 2000
-------------------------------------------------------------------------------------------------------------
Preference Interests:
 8.00% Series A Cumulative Redeemable Preference                         $4.0000      $ 40,000      $ 40,000
   Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at June 30, 2001 and December 31, 2000

 8.50% Series B Cumulative Redeemable Preference                         $4.2500        55,000        55,000
   Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at June 30, 2001 and December 31, 2000

 8.50% Series C Cumulative Redeemable Preference                         $4.2500        11,000        11,000
   Units; liquidation value $50 per unit; 220,000 units issued and outstanding at June 30, 2001 and December 31, 2000

 8.375% Series D Cumulative Redeemable Preference                        $4.1875        21,000        21,000
   Units; liquidation value $50 per unit; 420,000 units issued and outstanding at June 30, 2001 and December 31, 2000

 8.50% Series E Cumulative Redeemable Preference                         $4.2500        50,000        50,000
   Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2001 and December 31, 2000

 8.375% Series F Cumulative Redeemable Preference                        $4.1875         9,000         9,000
   Units; liquidation value $50 per unit; 180,000 units issued and outstanding at June 30, 2001 and December 31, 2000

 7.875% Series G Cumulative Redeemable Preference                        $3.9375        25,500             -
   Units; liquidation value $50 per unit; 510,000 units issued and outstanding at June 30, 2001

 7.625% Series H Cumulative Convertible Redeemable                       $3.8125         9,500             -
   Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at June 30, 2001

 7.625% Series I Cumulative Convertible Redeemable                       $3.8125        13,500             -
   Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at June 30, 2001

-------------------------------------------------------------------------------------------------------------
                                                                                      $234,500      $186,000
-------------------------------------------------------------------------------------------------------------

     The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of June 30, 2001 and December 31, 2000:


---------------------------------------------------------------------------------------------------------------
                                                                        ANNUAL         AMOUNTS IN THOUSANDS
                                                                      DIVIDEND     ----------------------------
                                                                      RATE PER      JUNE 30,    DECEMBER 31,
                                                                      UNIT (1)        2001          2000
---------------------------------------------------------------------------------------------------------------
Cumulative Convertible or Redeemable Preference Units:

 9 3/8% Series A Cumulative Redeemable Preference Units; liquidation    (2)            $     -       $ 153,000
     value $25 per share; 0 and 6,120,000 units issued and
     outstanding at June 30, 2001 and December 31, 2000, respectively

 9 1/8% Series B Cumulative Redeemable Preference Units; liquidation   $22.81252       125,000         125,000
     value $250 per unit; 500,000 units issued and outstanding at
     June 30, 2001 and December 31, 2000

 9 1/8% Series C Cumulative Redeemable Preference Units; liquidation   $22.81252       115,000         115,000
     value $250 per unit; 460,000 units issued and outstanding
     at June 30, 2001 and December 31, 2000

 8.60% Series D Cumulative Redeemable Preference Units; liquidation    $21.50000       175,000         175,000
     value $250 per unit; 700,000 units issued and outstanding
     at June 30, 2001 and December 31, 2000

 Series E Cumulative Convertible Preference Units; liquidation value    $1.75000        86,944          89,990
     $25 per unit; 3,477,765 and 3,599,615 units issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively

 9.65% Series F Cumulative Redeemable Preference Units; liquidation     (2)                  -          57,500
     value $25 per share; 0 and 2,300,000 units issued and
     outstanding at June 30, 2001 and December 31, 2000, respectively

 7 1/4% Series G Convertible Cumulative Preference Units;              $18.12500       316,175         316,175
     liquidation value $250 per unit; 1,264,700 units issued
     and outstanding at June 30, 2001 and December 31, 2000

 7.00% Series H Cumulative Convertible Preference Units; liquidation    $1.75000         1,376           1,471
     value $25 per unit; 55,053 and 58,851 units issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively

 8.29% Series K Cumulative Redeemable Preference Units; liquidation     $4.14500        50,000          50,000
     value $50 per unit; 1,000,000 units issued and outstanding at
     June 30, 2001 and December 31, 2000

 7.625% Series L Cumulative Redeemable Preference Units; liquidation    $1.90625       100,000         100,000
     value $25 per unit; 4,000,000 units issued and outstanding at
     June 30, 2001 and December 31, 2000

---------------------------------------------------------------------------------------------------------------
                                                                                      $969,495      $1,183,136
---------------------------------------------------------------------------------------------------------------

(1) Dividends on all series of preferred units are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are preference unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

(2) On June 25, 2001, the Operating Partnership redeemed all of its remaining issued and outstanding Series A and F Cumulative Redeemable Preference Units at their liquidation values for cash consideration of $210.5 million.

4.   Real Estate Acquisitions

     During the six months ended June 30, 2001, the Operating Partnership acquired the eight properties listed below from unaffiliated parties for a total purchase price of $232.1 million.


------------------------------------------------------------------------------------------------------------------
                                                                                                   ACQUISITION
                                                                                    NUMBER           PRICE
 DAE ACQUIRED                 PROPERTY                         LOCATION            OF UNITS       (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
   01/04/01      Suerte                                  San Diego, CA                   272        $  37,500
   02/08/01      Westside Villas VI                      Los Angeles, CA                  18            4,550
   02/15/01      Riverview                               Norwalk, CT                      92            9,600
   03/15/01      Grand Reserve at Eagle Valley           Woodbury, MN                    394           54,250
   03/22/01      Legends at Preston                      Morrisville, NC                 382           30,200
   03/30/01      Mission Hills                           Oceanside, CA                   282           26,750
   03/30/01      River Oaks                              Oceanside, CA                   280           26,250
   05/18/01      Promenade at Aventura                   Aventura, FL                    296           43,000
------------------------------------------------------------------------------------------------------------------
                                                                                       2,016        $ 232,100
------------------------------------------------------------------------------------------------------------------

5.   Real Estate Dispositions

     During the six months ended June 30, 2001, the Operating Partnership disposed of the twenty-seven properties listed below to unaffiliated parties. When combined with gains from the joint venture, unconsolidated property sale and land sales discussed below, the Operating Partnership recognized a net gain of approximately $46.6 million on its disposition activities.


-------------------------------------------------------------------------------------------------------------
                                                                                              DISPOSITION
                                                                                  NUMBER         PRICE
 DATE DISPOSED    PROPERTY                           LOCATION                    OF UNITS     (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
   01/17/01      Meadowood II                       Indianapolis, IN                 74         $  1,300
   01/31/01      Concorde Bridge                    Overland Park, KS               248           15,600
   02/01/01      Springs of Country Woods           Salt Lake City, UT              590           31,000
   02/22/01      Riverview Estates                  Napoleon, OH                     90            1,750
   02/26/01      Chelsea Court                      Sandusky, OH                     62            1,600
   02/27/01      Concord Square                     Lawrenceburg, IN                 48            1,200
   02/28/01      Canyon Creek                       Tucson, AZ                      242            9,220
   03/06/01      Gentian Oaks                       Columbus, GA                     62            1,620
   03/06/01      Holly Park                         Columbus, GA                     66            1,730
   03/06/01      Stratford Lane I                   Columbus, GA                     67            1,750
   03/07/01      Estate on Quarry Lake              Austin, TX                      302           25,232
   03/08/01      Meadowood                          Crawfordsville, IN               64            1,300
   03/14/01      Mill Run                           Statesboro, GA                   88            2,350
   03/15/01      Laurel Court                       Fremont, OH                      69            1,450
   03/15/01      Regency Woods                      West Des Moines, IA             200            9,350
   04/16/01      Rosewood                           Tampa, FL                        66            1,650
   04/25/01      Parkcrest                          Southfield, MI                  210           12,950
   04/27/01      Westwood                           Newark, OH                       14              222
   04/30/01      Desert Park                        Las Vegas, NV                   368            9,900
   05/15/01      Carleton Court                     Erie, PA                         60            1,461
   05/16/01      River Oak                          Louisville, KY                  268           14,650
   06/07/01      Willowood                          Milledgeville, GA                61            1,550
   06/14/01      Quail Cove                         Salt Lake City, UT              420           20,000
   06/15/01      Beckford Place                     Wapakoneta, OH                   40              830
   06/27/01      The Birches                        Lima, OH                         58            1,120
   06/28/01      Pelican Pointe I and II            Jacksonville, FL                160            4,150
   06/28/01      Camden Way I and II                Kingsland, GA                   118            2,000
-------------------------------------------------------------------------------------------------------------
                                                                                  4,115        $ 176,935
-------------------------------------------------------------------------------------------------------------

     On February 23, 2001, the Operating Partnership entered into a joint venture with an unaffiliated joint venture partner ("JVP"). At closing, the Operating Partnership sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001. An additional $123.6 million of mortgage loans was obtained by the joint venture. The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Operating Partnership. The Operating Partnership retained a 25% interest in the joint venture along with the right to manage the properties. In accordance with the respective joint venture organization documents, the Operating Partnership and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture. There are no other agreements that require the Operating Partnership or the JVP to infuse cash into each joint venture. In addition, the Operating Partnership and the JVP have not guaranteed the mortgage indebtedness of the joint venture. As a result, the Operating Partnership recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.4 million. The Operating Partnership has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

     In addition, during the six months ended June 30, 2001, the Operating Partnership sold its entire interest in one Unconsolidated Property containing 74 units for approximately $0.4 million and sold vacant parcels of land in Richmond, VA and Jacksonville, FL for $11.2 million and $0.2 million, respectively.

6.   COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

     As of June 30, 2001, the Operating Partnership had entered into separate agreements to acquire eight multifamily properties containing 2,922 units from unaffiliated parties. The Operating Partnership expects a combined purchase price of approximately $360.1 million, including the assumption of mortgage indebtedness of approximately $44.8 million.

     As of June 30, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Operating Partnership had entered into separate agreements to dispose of fifteen multifamily properties containing 2,995 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $137.0 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Operating Partnership has entered into two separate joint venture agreements with third party development companies whereby the Operating Partnership contributes 25% to 30% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Operating Partnership's equity investments in these two joint ventures was $273.8 million and $235.9 million as of June 30, 2001 and December 31, 2000, respectively.

     The Operating Partnership also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $54.4 million and $80.6 million as of June 30, 2001 and December 31, 2000, respectively.

     These investments are accounted for under the equity method of accounting.

8.   DEPOSITS - RESTRICTED

     Deposits-restricted as of June 30, 2001 primarily included the following:

     - deposits in the amount of $49.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with joint venture agreements;

      -   approximately $151.6 million in tax-deferred (1031) exchange proceeds;
          and

      - approximately $34.5 million for tenant security, utility, and other deposits.

9.   MORTGAGE NOTES PAYABLE

     As of June 30, 2001, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.0 billion.

     During the six months ended June 30, 2001 the Operating Partnership:

     - repaid $237.0 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;

     - assumed $45.9 million of mortgage debt on four properties in connection with their acquisitions;

     - disposed of $27.4 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;

     - obtained $26.0 million of new mortgage debt on previously unencumbered properties; and

     - received $19.1 million in construction loan draw proceeds on two properties.

     As of June 30, 2001, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 2.5% to 12.465% at June 30, 2001. During the six months ended June 30, 2001, the weighted average interest rate on the Operating Partnership's mortgage debt was 6.64%.

10.   NOTES

     As of June 30, 2001, the Operating Partnership had outstanding unsecured notes of approximately $2.4 billion.

     During the six months ended June 30, 2001, the Operating Partnership issued $300.0 million of ten-year 6.95% fixed-rate public unsecured notes and received net proceeds of $297.4 million.

     As of June 30, 2001, scheduled maturities for the Operating Partnership's outstanding notes are at various dates through 2029. The interest rate range on the Operating Partnership's notes was 4.75% to 9.375% at June 30, 2001. During the six months ended June 30, 2001, the weighted average interest rate on the Operating Partnership's notes was 6.99%.

11.   LINES OF CREDIT

     The Operating Partnership has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of June 30, 2001, $133.0 million was outstanding under this facility and $60.9 million was restricted on the line of credit.

     In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with potential borrowings of up to $55.0 million. On May 31, 2001, this credit facility was terminated.

     During the six months ended June 30, 2001, the weighted average interest rate on the Operating Partnership's lines of credit was 6.59%.

12.  CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

     The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.


                                                                        SIX MONTHS ENDED JUNE 30,        QUARTER ENDED JUNE 30,
                                                                   ---------------------------------  ----------------------------
                                                                         2001            2000            2001            2000
                                                                   ---------------------------------  ----------------------------
                                                                         (Amounts in thousands except per OP Unit amounts)
  NUMERATOR:
  Income before allocation to Minority Interests,
     income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items, cumulative effect of change in accounting principle and allocation to preference
     unit/interest distributions                                       $199,172          $176,057        $ 98,607        $ 92,088

  Allocation to Minority Interests - Partially Owned Properties            (238)              157            (133)            112
  Income from investments in unconsolidated entities                     10,350             9,064           6,553           4,841
  Allocation to Junior Convertible Preference Units                        (190)             (218)            (81)           (110)
  Allocation to Cumulative Convertible Redeemable Preference
    Interests                                                            (8,557)           (3,667)         (4,599)         (2,498)
  Allocation to Redeemable Preference Units                             (48,672)          (51,769)        (24,213)        (24,658)
                                                                   ---------------------------------------------------------------

  Income before net gain on sales of real estate,
      extraordinary items and cumulative effect of change in
      accounting principle                                              151,865           129,624          76,134          69,775

  Net gain on sales of real estate                                       46,565            87,652           4,787          67,654
  Extraordinary items                                                       106                 -            (205)              -
  Cumulative effect of change in accounting principle                    (1,270)                -               -               -
                                                                   ---------------------------------------------------------------

  Numerator for net income per OP Unit - basic                          197,266           217,276          80,716         137,429

  Effect of dilutive securities:
       Distributions on convertible preference units/interests              242               267               -           3,526
                                                                   ---------------------------------------------------------------

  Numerator for net income per OP Unit - diluted                       $197,508          $217,543        $ 80,716       $ 140,955
                                                                   ===============================================================

  DENOMINATOR:
  Denominator for net income per OP Unit - basic                         145,043          140,850         145,255         141,436
  Effect of dilutive securities:
      Convertible preference units/interests                                 185              204               -           4,304
      Dilution for OP Units issuable upon assumed
      exercise/vesting of the Company's share
      options/restricted shares                                            1,681              579           1,715             770
                                                                   ---------------------------------------------------------------

  Denominator for net income per OP Unit - diluted                       146,909          141,633         146,970         146,510
                                                                   ===============================================================

  Net income per OP Unit - basic                                       $    1.36         $   1.54        $   0.56       $    0.97
                                                                   =================================================================

  Net income per OP Unit - diluted                                     $    1.34         $   1.54        $   0.55       $    0.96
                                                                   =================================================================



                                                                     Six Months Ended June 30,          Quarter Ended June 30,
                                                                  -------------------------------  ------------------------------
                                                                      2001             2000            2001             2000
                                                                  -------------------------------  ------------------------------
                                                                       (Amounts in thousands except per OP Unit amounts)
 NET INCOME PER OP UNIT - BASIC:

 Income before net gain on sales of real estate,
    extraordinary items and cumulative effect of change in
    accounting principle per OP Unit - basic                         $  1.05           $  0.92         $  0.53         $  0.49
 Net gain on sales of real estate                                       0.32              0.62            0.03            0.48
 Extraordinary items                                                       -                 -               -               -
 Cumulative effect of change in accounting principle                   (0.01)                -               -               -
                                                                  ---------------------------------------------------------------

 Net income per OP Unit - basic                                      $  1.36           $  1.54         $  0.56         $  0.97
                                                                  ===============================================================

 NET INCOME PER OP UNIT - DILUTED:

 Income before net gain on sales of real estate,
    extraordinary items and cumulative effect of change in
    accounting principle per OP Unit - diluted                       $  1.03           $  0.92         $  0.52         $  0.50
 Net gain on sales of real estate                                       0.32              0.62            0.03            0.46
 Extraordinary items                                                       -                 -               -               -
 Cumulative effect of change in accounting principle                   (0.01)                -               -               -
                                                                  ---------------------------------------------------------------

 Net income per OP Unit - diluted                                    $  1.34           $  1.54         $  0.55         $  0.96
                                                                  ===============================================================

 CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 7,460,692 AND 9,970,878 WEIGHTED AVERAGE COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY, AND 7,689,955 AND 5,402,779 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

     In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Operating Partnership funded a total of $71.4 million during the six months ended June 30, 2001. During the remainder of 2001, the Operating Partnership expects to fund approximately $66.0 million in connection with these Properties. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $12.5 million to guarantee third party construction financing. As of June 30, 2001, the Operating Partnership has 20 projects under development with estimated completion dates ranging from September 30, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire their respective interests in the completed projects at a mutually agreeable price. If the Operating Partnership and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Operating Partnership and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

     In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of June 30, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

14.  REPORTABLE SEGMENTS

     The following tables set forth the reconciliation of net income and total assets for the Operating Partnership's reportable segments for the six months and quarter ended June 30, 2001 and net income for the six months and quarter ended June 30, 2000.


                             SIX MONTHS ENDED                             RENTAL REAL      CORPORATE/
                   JUNE 30, 2001 (AMOUNTS IN THOUSANDS)                   ESTATE (1)        OTHER (2)   CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------
     Rental income                                                     $    1,027,671    $        -     $ 1,027,671
     Fee and asset management income                                                -         4,140           4,140
     Furniture income                                                               -        30,027          30,027
     Property and maintenance expense                                        (280,783)            -        (280,783)
     Real estate tax and insurance expense                                    (96,775)            -         (96,775)
     Property management expense                                              (36,364)            -         (36,364)
     Fee and asset management expense                                               -        (3,648)         (3,648)
     Furniture expenses                                                             -       (30,496)        (30,496)
                                                                       ---------------------------------------------
     Net operating income                                                     613,749            23         613,772

     Interest income - investment in mortgage notes                                 -         8,763           8,763
     Interest and other income                                                      -        11,711          11,711
     Depreciation expense on non-real estate assets                                 -        (3,980)         (3,980)
     Interest expense:
          Expense incurred                                                          -      (190,383)       (190,383)
          Amortization of deferred financing costs                                  -        (2,810)         (2,810)
     General and administrative expense                                             -       (14,079)        (14,079)
     Allocation to Minority Interests - Partially Owned
       Properties                                                                   -          (238)           (238)
     Income from investments in unconsolidated entities                             -        10,350          10,350
     Allocation to preference unit/interest holders                                 -       (57,419)        (57,419)
     Adjustment for loss on investment in technology segment                        -         6,775           6,775
     Adjustment for depreciation expense related to
       Unconsolidated and Partially Owned Properties                                -         4,729           4,729
                                                                       ---------------------------------------------
     Funds from operations available to OP Units                              613,749      (226,558)        387,191

     Depreciation/amortization                                               (221,898)       (1,924)       (223,822)
     Net gain on sales of real estate                                          46,565             -          46,565
     Extraordinary items                                                            -           106             106
     Cumulative effect of change in accounting principle                            -        (1,270)         (1,270)
     Adjustment for loss on investment in technology segment                        -        (6,775)         (6,775)
     Adjustment for depreciation expense related to
          Unconsolidated and Partially Owned Properties                             -        (4,729)         (4,729)
                                                                       ---------------------------------------------

     Net income available to OP Unit holders                           $      438,416    $ (241,150)    $   197,266
                                                                       =============================================

     Investment in real estate, net of accumulated depreciation        $   11,014,139    $   16,297     $11,030,436
                                                                       =============================================

     Total assets                                                      $   11,052,880    $1,024,856     $12,077,736
                                                                       =============================================


                          SIX MONTHS ENDED                                  RENTAL REAL    CORPORATE/
                JUNE 30, 2000 (AMOUNTS IN THOUSANDS)                        ESTATE (1)      OTHER (2)  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Rental income                                                              $    952,740    $       -    $   952,740
Fee and asset management income                                                       -        2,835          2,835
Property and maintenance expense                                               (227,845)           -       (227,845)
Real estate tax and insurance expense                                           (95,001)           -        (95,001)
Property management expense                                                     (37,760)           -        (37,760)
Fee and asset management expense                                                      -       (2,102)        (2,102)
                                                                      ----------------------------------------------
Net operating income                                                            592,134          733        592,867

Interest income - investment in mortgage notes                                        -        5,499          5,499
Interest and other income                                                             -        8,385          8,385
Depreciation expense on non-real estate assets                                        -       (3,157)        (3,157)
Interest expense:
   Expense incurred                                                                   -     (190,263)      (190,263)
   Amortization of deferred financing costs                                           -       (2,703)        (2,703)
General and administrative expense                                                    -      (13,216)       (13,216)
Allocation to Minority Interests - Partially Owned Properties                         -          157            157
Income from investments in unconsolidated entities                                    -        9,064          9,064
Allocation to preference unit/interest holders                                        -      (55,654)       (55,654)
Adjustment for depreciation expense related to Unconsolidated and
   Partially Owned Properties                                                         -         (491)          (491)
                                                                      ----------------------------------------------
Funds from operations available to OP Units                                     592,134     (241,646)       350,488

Depreciation expense on real estate assets                                     (221,355)           -       (221,355)
Net gain on sales of real estate                                                 87,652            -         87,652
Adjustment for depreciation expense related to Unconsolidated and
   Partially Owned Properties                                                         -          491            491
                                                                      ----------------------------------------------

Net income available to OP Unit holders                                    $    458,431    $(241,155)   $   217,276
                                                                      ==============================================


                                                               RENTAL REAL        CORPORATE/
    QUARTER ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS)         ESTATE (1)         OTHER (2)       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Rental income                                                    $   515,860  $               -     $    515,860
Fee and asset management income                                            -              2,168            2,168
Furniture income                                                           -             15,155           15,155
Property and maintenance expense                                    (143,746)                 -         (143,746)
Real estate tax and insurance expense                                (48,754)                 -          (48,754)
Property management expense                                          (17,686)                 -          (17,686)
Fee and asset management expense                                           -             (1,764)          (1,764)
Furniture expenses                                                         -            (15,668)         (15,668)
                                                            -----------------------------------------------------
Net operating income                                                 305,674               (109)         305,565

Interest income - investment in mortgage notes                             -              6,019            6,019
Interest and other income                                                  -              5,209            5,209
Depreciation expense on non-real estate assets                             -             (1,998)          (1,998)
Interest expense:
   Expense incurred                                                        -            (95,107)         (95,107)
   Amortization of deferred financing costs                                -             (1,413)          (1,413)
General and administrative expense                                         -             (7,325)          (7,325)
Allocation to Minority Interests - Partially Owned
   Properties                                                              -               (133)            (133)
Income from investments in unconsolidated entities                         -              6,553            6,553
Allocation to preference unit/interest holders                             -            (28,893)         (28,893)
Adjustment for loss on investment in technology segment                    -              3,772            3,772
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                           -              2,734            2,734
                                                            -----------------------------------------------------
Funds from operations available to OP Units                          305,674           (110,691)         194,983

Depreciation/amortization                                           (111,352)              (991)        (112,343)
Net gain on sales of real estate                                       4,787                  -            4,787
Extraordinary items                                                        -               (205)            (205)
Adjustment for loss on investment in technology segment                    -             (3,772)          (3,772)
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                           -             (2,734)          (2,734)
                                                            -----------------------------------------------------

Net income available to OP Unit holders                           $  199,109      $    (118,393)      $   80,716
                                                            =====================================================


                                                               RENTAL REAL        CORPORATE/
    QUARTER ENDED JUNE 30, 2000 (AMOUNTS IN THOUSANDS)         ESTATE (1)         OTHER (2)       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Rental income                                               $         479,193        $        -    $     479,193
Fee and asset management income                                             -             1,435            1,435
Property and maintenance expense                                     (113,977)                -         (113,977)
Real estate tax and insurance expense                                 (46,667)                -          (46,667)
Property management expense                                           (18,846)                -          (18,846)
Fee and asset management expense                                            -            (1,036)          (1,036)
                                                            -----------------------------------------------------
Net operating income                                                  299,703               399          300,102

Interest income - investment in mortgage notes                              -             2,737            2,737
Interest and other income                                                   -             4,907            4,907
Depreciation expense on non-real estate assets                              -            (1,590)          (1,590)
Interest expense:
   Expense incurred                                                         -           (95,152)         (95,152)
   Amortization of deferred financing costs                                 -            (1,362)          (1,362)
General and administrative expense                                          -            (6,518)          (6,518)
Allocation to Minority Interests - Partially Owned
   Properties                                                               -               112              112
Income from investments in unconsolidated entities                          -             4,841            4,841
Allocation to preference unit/interest holders                              -           (27,266)         (27,266)
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                            -              (253)            (253)
                                                            -----------------------------------------------------
Funds from operations available to OP Units                           299,703          (119,145)         180,558

Depreciation expense on real estate assets                           (111,036)                -         (111,036)
Net gain on sales of real estate                                       67,654                 -           67,654
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                            -               253              253
                                                            -----------------------------------------------------

Net income available to OP Unit holders                          $    256,321     $    (118,892)      $  137,429
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

15.  SUBSEQUENT EVENTS


     Subsequent to June 30, 2001 and through August 8, 2001, the Operating
Partnership:

     - disposed of seven Properties consisting of 1,081 units for approximately $54.0 million;

     -    repaid $9.4 million of mortgage debt at maturity on one property;

     - obtained $301.5 million in new first mortgage financing on twenty-one Unconsolidated Properties, of which $55.7 million of the refinancing proceeds was used to repay principal on the Operating Partnership's investment in mortgage notes;

     - funded $11.7 million related to the development, earnout and joint venture agreements; and

     - announced a two-for-one split of its OP Units to be effective September 21, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     For further information, including definitions for capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000.

     Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     - alternative sources of capital to the Operating Partnership are more expensive than anticipated;

     - occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Operating Partnership's control; and

     - additional factors as discussed in Part I of the Annual Report on Form 10-K.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership assumes no obligation to update or correct any of these forward-looking statements, in light of events or circumstances arising or existing after the date hereof.

RESULTS OF OPERATIONS

     The following table summarizes the number of Properties and related units for the periods presented:


    ---------------------------------------------------------------------------------------------------------------------
                                                     PORTFOLIO SUMMARY
    ---------------------------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------------------------------
                                                          2001                                    2000
                                                          ----                                    ----
                                             PROPERTIES            UNITS            PROPERTIES               UNITS
                                             ----------            -----            ----------               -----
    Beginning of period                           1,104          227,704                 1,064             226,317
    Acquisitions                                      8            2,017                     3                 952
    Dispositions                                    (28)          (4,189)                  (16)             (3,356)
    Completed Developments                            2              618                     2                 470
    ------------------------------------ -------------------- ------------------ -------------------- -------------------
    End of period                                 1,086          226,150                 1,053             224,383
    ------------------------------------ ==================== ================== ==================== ===================

     In addition, the Operating Partnership sold and/or contributed eleven wholly owned Properties containing 3,011 units to a joint venture entity during the six months ended June 30, 2001. The Operating Partnership sold and/or contributed 21 wholly owned properties containing 5,211 units to two joint venture entities during the six months ended June 30, 2000. The Operating Partnership retained a 25% interest along with the rights to manage these joint venture Properties.

     The Operating Partnership's overall results of operations for the six months and quarters ended June 30, 2001 and 2000 have been significantly impacted by the Operating Partnership's acquisition and disposition activity. The significant changes in revenues and expenses can primarily be attributed to the acquisition of Globe as well as the 2001 and the 2000 Acquired Properties, partially offset by the disposition of the 2001 and the 2000 Disposed Properties. This impact is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both the six month periods ended June 30, 2001 and June 30, 2000 (the "Six-Month 2001 Same Store Properties"), which represented 186,443 units and Properties that the Operating Partnership owned for all of both the quarters ended June 30, 2001 and June 30, 2000 (the "Second-Quarter 2001 Same Store Properties"), which represented 186,777 units, also impacted the Operating Partnership's results of operations. Both the Six-Month 2001 Same Store Properties and Second-Quarter 2001 Same Store Properties are discussed in the following paragraphs.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

     For the six months ended June 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by approximately $23.1 million when compared to the six months ended June 30, 2000.

     Rental income from the Six-Month 2001 Same Store Properties increased by approximately $44.7 million to $880.0 million or 5.4% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Operating Partnership expects to achieve rental income increases of 4.75% to 5.0% from Same Store Properties. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 94.5%.

     Property operating expenses from the Six-Month 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $14.6 million or 4.8%. The increase in "same store" expenses is primarily attributable to a $4.9 million, or 10.3%, increase in utilities and a $4.5 million, or 6.0%, increase in payroll costs. For the remainder of 2001, the Operating Partnership expects to maintain expense growth at no more than 4.0% to 4.5% for the Same Store Properties.

     Rental income from properties other than Six-Month 2001 Same Store Properties increased by approximately $30.2 million primarily as a result of revenue from the Operating Partnership's corporate housing business and the acquisition of Properties during the periods presented. The Operating Partnership expects similar trends in the future subject to certain risks and uncertainties including that any new acquisitions perform at the Operating Partnership's pro forma expectations.

     Interest income-investment in mortgage notes increased by approximately $3.3 million as a result of receiving deferred interest income on certain of the mortgage notes. The payment of this deferred interest income was triggered by the refinancing of these mortgage notes subsequent to quarter-end. In addition, a portion of the proceeds from the refinancing were used to partially repay the Company's investment in mortgage notes. As a result, the Operating Partnership anticipates that the interest income recognized on mortgage notes will decline in future quarters.

     Interest and other income increased by approximately $3.3 million, primarily as a result of carrying larger balances in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments and earn interest income until the Operating Partnership purchases additional multi-family properties or the period to reinvest such exchange proceeds expires.

     Property management expenses included off-site expenses associated with the self-management of the Operating Partnership's Properties. These expenses decreased by approximately $1.4 million. This decrease is primarily the result of managing fewer of the Operating Partnership's properties and managing more properties that were either sold and/or contributed to various unconsolidated joint ventures. In addition, the Operating Partnership continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership does not have a significant management presence. As a result, the Operating Partnership is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

     Fee and asset management revenues and fee and asset management expenses increased as a result of the Operating Partnership continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities. As of June 30, 2001 and 2000, the Operating Partnership managed 19,844 and 18,361 units, respectively, for third parties and the unconsolidated joint venture entities.

     Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business.

     Interest expense, including amortization of deferred financing costs, increased approximately $0.2 million. The effective interest cost on all of the Operating Partnership's indebtedness for the six months ending June 30, 2001 was 7.07% as compared to 7.27% for the six months ended June 30, 2000. For the remainder of 2001, the Operating Partnership expects interest rates to decrease slightly due to lower variable rates. In connection with the scheduled maturity of $150 million of indebtedness due in November 2001, the Operating Partnership anticipates to refinance this indebtedness for a similar amount and to incur interest costs approximating 7.0% per annum.

     General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2001.

     Net gain on sales of real estate decreased approximately $41.1 million between the periods under comparison. This decrease is primarily the result of a fewer number of units sold during the six months ended June 30, 2001 (7,200 units including the joint venture properties) as compared to the six months ended June 30, 2000 (8,567 units including the joint venture properties). In addition, the Operating Partnership sold older and more fully depreciated properties during the six months ended June 30, 2000 as compared to the six months ended June 30, 2001.

     COMPARISON OF QUARTER ENDED JUNE 30, 2001 TO QUARTER ENDED JUNE 30, 2000

     For the quarter ended June 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by approximately $6.5 million when compared to the quarter ended June 30, 2000.

     Rental income from the Second-Quarter 2001 Same Store Properties increased by approximately $21.7 million to $443.9 million or 5.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Operating Partnership expects to achieve rental income increases of 4.75% to 5.0% from Same Store Properties. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 94.5%.

     Property operating expenses from the Second-Quarter 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $5.9 million or 3.8%. The increase in "same store" expenses is primarily attributable to a $1.2 million, or 4.9%, increase in utilities and a $2.4 million, or 6.4%, increase in payroll costs. For the remainder of 2001, the Operating Partnership expects to maintain expense growth at no more than 4.0% to 4.5% for the Same Store Properties.

     Rental income from properties other than Second-Quarter 2001 Same Store Properties increased by approximately $15.0 million primarily as a result of revenue from the Operating Partnership's corporate housing business and the acquisition of properties during the periods presented. The Operating Partnership expects similar trends in the future subject to certain risks and uncertainties including that any new acquisitions perform at the Operating Partnership's pro forma expectations.

     Interest income-investment in mortgage notes increased by approximately $3.3 million as a result of receiving deferred interest income on certain of the mortgage notes. The payment of this deferred interest income was triggered by the refinancing of these mortgage notes subsequent to quarter-end. In addition, a portion of the proceeds from the refinancing were used to partially repay the Company's investment in mortgage notes. As a result, the Operating Partnership anticipates that the interest income recognized on mortgage notes will decline in future quarters.

     Interest and other income increased by approximately $0.3 million, primarily as a result of carrying larger balances in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments and earn interest income until the Operating Partnership purchases additional multi-family properties or the period to reinvest such exchange proceeds expires.

     Property management expenses included off-site expenses associated with the self-management of the Operating Partnership's Properties. These expenses decreased by approximately $1.2 million. This decrease is primarily the result of managing fewer of the Operating Partnership's properties and managing more properties that were either sold and/or contributed to various unconsolidated joint ventures. In addition, the Operating Partnership continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership does not have a significant management presence. As a result, the Operating Partnership is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

     Fee and asset management revenues and fee and asset management expenses increased slightly as a result of the Operating Partnership continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities.

     Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business.

     Interest expense, including amortization of deferred financing costs, increased slightly. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ending June 30, 2001 was 7.07% as compared to 7.39% for the quarter ended June 30, 2000. For the remainder of 2001, the Operating Partnership expects interest rates to decrease slightly due to lower variable rates.

     General and administrative expenses, which include corporate operating expenses, increased approximately $0.8 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2001.

     Net gain on sales of real estate decreased approximately $62.9 million between the periods under comparison. This decrease is primarily the result of fewer units sold during the quarter ended June 30, 2001, which included 1,917 wholly owned units, 74 unconsolidated units and one land sale as compared to

1,194 wholly owned units and 5,211 joint venture units (75% gain recognition) sold in the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 2001, the Operating Partnership had approximately $23.8 million of cash and cash equivalents and the amounts available on the Operating Partnership's lines of credit were $399.5 million, of which $53.5 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 2001 was approximately $26.6 million and the amount available on the Operating Partnership's line of credit was $567.0 million, of which $60.9 million was restricted.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the first six months of 2001, the Operating Partnership:

     - disposed of twenty-eight properties (including one Unconsolidated Property) and two vacant parcels of land and received net proceeds of $177.8 million;

     - issued $300.0 million of unsecured debt receiving net proceeds of $297.4 million;

     - sold and/or contributed eleven properties to a joint venture and received net proceeds of $167.6 million;

     - issued $48.5 million of three new series of Preference Interests and received net proceeds of $47.3 million; and

     -    obtained $45.1 million in new mortgage financing.

During the six months ended June 30, 2001, the Operating Partnership:

     - reduced its line of credit borrowings by approximately $222.5 million;

     - funded $210.5 million to redeem all of its Series A and F Cumulative Redeemable Preference Units;

     -    repaid approximately $237.0 million of mortgage indebtedness;

     - funded $71.4 million related to the development, earnout and joint venture agreements; and

     - acquired $232.1 million of additional properties ($45.9 million of mortgage assumptions and $186.2 million of cash).

The Operating Partnership's total debt summary, as of June 30, 2001, included:


     ---------------------------------------------------------------------
                         Debt Summary as of 6/30/01
     ---------------------------------------------------------------------
                                                               Weighted
                                             $ Millions      Average Rate
                                           -------------------------------
     Secured                                       3,040             6.71%
     Unsecured                                     2,550             6.83%
                                           -------------------------------
          Total                                    5,590             6.77%

     Fixed Rate                                    4,860             7.01%
     Floating Rate                                   730             5.15%
                                           -------------------------------
          Total                                    5,590             6.77%

     ABOVE TOTALS INCLUDE:
     Total Tax Exempt                                959             4.96%
     Unsecured Revolving Credit
       Facility                                      133             4.49%

     ---------------------------------------------------------------------

Subsequent to June 30, 2001 and through August 8, 2001, the Operating
Partnership:

     - disposed of seven Properties consisting of 1,081 units for approximately $54.0 million;

     -    repaid $9.4 million of mortgage debt at maturity on one property;

     - obtained $301.5 million in new mortgage financing on twenty-one Unconsolidated Properties, of which $55.7 million of the refinancing proceeds was used to repay principal on the Operating Partnership's investment in mortgage notes;

     - funded $11.7 million related to the development, earnout, and joint venture agreements; and

     - announced a two-for-one split of its OP Units to be effective September 21, 2001.

     During the remainder of 2001, the Operating Partnership expects to fund approximately $66.0 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $12.5 million to guarantee third party construction financing. As of June 30, 2001, the Operating Partnership has 20 projects under development with estimated completion dates ranging from September 30, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire their respective interests in the completed projects at a mutually agreeable price. If the Operating Partnership and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Operating Partnership and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

     During the six months ended June 30, 2001, the Operating Partnership's total improvements to real estate approximated $63.3 million. Replacements, which includes new carpeting, appliances, mechanical equipment, fixtures, vinyl floors and blinds inside the unit approximated $25.2 million, or $123 per unit. Building improvements for the 1999, 2000 and 2001 Acquired Properties approximated $11.9 million, or $232 per unit. Building improvements for all of the Operating Partnership's pre-1999 Acquired Properties approximated $22.9 million or $150 per unit. In addition, approximately $2.2 million was spent on five specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $1.1 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for the remainder of 2001 are estimated to be approximately $75.0 million.

     During the six months ended June 30, 2001, the Operating Partnership's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership's property management offices and its corporate offices, was approximately $3.5 million. Such additions to non-real estate property were funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for the remainder of 2001 are estimated to be approximately $2.5 million.

     The Operating Partnership, through its Globe subsidiary, has a policy of capitalizing expenditures made for rental furniture and property and equipment. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the six months ended June 30, 2001, total additions to rental furniture approximated $14.5 million and property and equipment approximated $1.6 million. Total additions to rental furniture and property and equipment budgeted for the remainder of 2001 are estimated to be approximately $8.9 million. As of June 30, 2001, the Operating Partnership recorded a $7.2 million reduction to rental furniture based on a review of the inventory on hand in its warehouses and the market value of such used furniture. Correspondingly, the Operating Partnership recorded an increase in goodwill associated with the original acquisition of Globe.

     Total distributions paid in July 2001 amounted to approximately $138.7 million, which included distributions declared for the quarter ended June 30, 2001.

     The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units and proceeds received from the disposition of certain Properties. In addition, the Operating Partnership has certain uncollateralized Properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high.

     The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of August 8, 2001, no amounts were outstanding under this facility.

     In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. As of May 31, 2001, this credit facility was terminated.

     In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of August 8, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits:

12        Computation of Ratio of Earnings to Fixed Charges

(B)       Reports on Form 8-K:
          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EQUITY RESIDENTIAL PROPERTIES TRUST

Date: AUGUST 14, 2001             By: /s/ Bruce C. Strohm
                                      ----------------------------------------
                                                  Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                   and Secretary


Date: AUGUST 14, 2001             By: /s/ Michael J. McHugh
                                      ----------------------------------------
                                               Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                             Officer and Treasurer