Form 10-Q
period 2001-09-30
ERP OPERATING LTD PARTNERSHIP
filed 2001-11-14
CIK 931182

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2001              2000
                                                                        ----------------  ----------------
ASSETS
Investment in real estate
 Land                                                                    $     1,827,926   $     1,770,019
 Depreciable property                                                         10,990,785        10,782,311
 Construction in progress                                                         81,062            39,130
                                                                         ---------------   ---------------
                                                                              12,899,773        12,591,460
 Accumulated depreciation                                                     (1,621,752)       (1,352,236)
                                                                         ---------------   ---------------
Investment in real estate, net of accumulated depreciation                    11,278,021        11,239,224

Real estate held for disposition                                                   4,102            51,637
Cash and cash equivalents                                                        110,807            23,772
Investment in mortgage notes, net                                                      -            77,184
Investments in unconsolidated entities                                           351,947           316,540
Rents receivable                                                                   4,070             1,801
Deposits - restricted                                                            157,299           231,639
Escrow deposits - mortgage                                                        79,350            70,470
Deferred financing costs, net                                                     31,588            29,706
Rental furniture, net                                                             23,897            60,183
Property and equipment, net                                                        3,419             7,620
Goodwill, net                                                                     48,218            67,589
Other assets                                                                     101,899            86,601
                                                                         ---------------   ---------------
    TOTAL ASSETS                                                         $    12,194,617   $    12,263,966
                                                                         ===============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                                  $     3,268,935   $     3,230,611
 Notes, net                                                                    2,419,245         2,120,079
 Lines of credit                                                                       -           355,462
 Accounts payable and accrued expenses                                           135,153           107,818
 Accrued interest payable                                                         77,769            51,877
 Rents received in advance and other liabilities                                  70,535           100,819
 Security deposits                                                                48,632            46,272
 Distributions payable                                                           144,535            18,863
                                                                         ---------------    ---------------
     TOTAL LIABILITIES                                                         6,164,804         6,031,801
                                                                         ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

Minority Interests - Partially Owned Properties                                    3,538             2,884

Partners' Capital
   Junior Convertible Preference Units                                             5,846             7,896
   Cumulative Convertible Redeemable Preference Interests                        234,500           186,000
   Cumulative Convertible or Redeemable Preference Units                         967,741         1,183,136
   General Partner                                                             4,452,701         4,436,411
   Limited Partners                                                              390,875           415,838
   Accumulated other comprehensive income                                        (25,388)                -
                                                                         ---------------   ---------------
    TOTAL PARTNERS' CAPITAL                                                    6,026,275         6,229,281
                                                                         ---------------   ---------------
    TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $    12,194,617   $    12,263,966
                                                                         ===============   ===============

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT DATA)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED                 QUARTER ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -------------------------------   ----------------------------
                                                                   2001             2000            2001          2000
                                                             -------------------------------   ----------------------------
REVENUES
 Rental income                                                   $  1,556,812   $  1,454,019   $    529,141   $    501,279
 Fee and asset management                                               5,805          4,711          1,665          1,876
 Interest income - investment in mortgage notes                         8,786          8,282             23          2,783
 Interest and other income                                             18,240         19,009          6,529         10,624
 Furniture income                                                      45,051         15,167         15,024         15,167
                                                                 ------------   ------------   ------------   ------------
    Total revenues                                                  1,634,694      1,501,188        552,382        531,729
                                                                 ------------   ------------   ------------   ------------
EXPENSES
 Property and maintenance                                             420,365        369,452        143,715        141,607
 Real estate taxes and insurance                                      143,015        141,420         46,240         46,419
 Property management                                                   56,302         56,204         19,760         18,444
 Fee and asset management                                               5,358          3,647          1,888          1,545
 Depreciation                                                         341,014        334,840        115,908        110,328
 Interest:
    Expense incurred                                                  287,329        285,337         96,946         95,074
    Amortization of deferred financing costs                            4,338          4,063          1,528          1,360
 General and administrative                                            23,604         19,354          9,525          6,138
 Furniture expenses                                                    45,390         10,361         14,891         10,361
 Amortization of goodwill                                               2,852            767            928            767
 Impairment on furniture rental business                               60,000              -         60,000              -
 Impairment on technology investments                                   7,968              -          1,193              -
                                                                 ------------   ------------   ------------   ------------
    Total expenses                                                  1,397,535      1,225,445        512,522        432,043
                                                                 ------------   ------------   ------------   ------------
Income before allocation to Minority Interests,
   income from investments in unconsolidated entities,
   net gain on sales of real estate, extraordinary items and
   cumulative effect of change in accounting principle                237,159        275,743         39,860         99,686
Allocation to Minority Interests - Partially Owned Properties          (1,523)           145         (1,285)           (12)
Income from investments in unconsolidated entities                     20,252         14,589          8,029          5,525
Net gain on sales of real estate                                      100,132        165,025         53,567         77,373
                                                                 ------------   ------------   ------------   ------------
Income before extraordinary items and cumulative effect of
   change in accounting principle                                     356,020        455,502        100,171        182,572
Extraordinary items                                                       (22)             -          (128)              -
Cumulative effect of change in accounting principle                    (1,270)             -             -               -
                                                                 ------------   ------------   ------------   ------------
Net income                                                       $    354,728   $    455,502   $    100,043   $    182,572
                                                                 ============   ============   ============   ============
ALLOCATION OF NET INCOME:
Junior Convertible Preference Units                              $        272   $        327   $         82   $        109
                                                                 ============   ============   ============   ============
Cumulative Convertible Redeemable Preference Interests           $     13,390   $      6,900   $      4,833   $      3,233
                                                                 ============   ============   ============   ============
Cumulative Convertible or Redeemable Preference Units            $     68,097   $     76,370   $     19,425   $     24,601
                                                                 ============   ============   ============   ============
General Partner                                                  $    250,303   $    339,517   $     69,511   $    141,373
Limited Partners                                                       22,666         32,388          6,192         13,256
                                                                 ------------   ------------   ------------   ------------
Net income available to OP Unit holders                          $    272,969   $    371,905   $     75,703   $    154,629
                                                                 ============   ============   ============   ============
Net income per OP Unit - basic                                   $       0.94   $       1.31   $       0.26   $       0.54
                                                                 ============   ============   ============   ============
Net income per OP Unit - diluted                                 $       0.93   $       1.30   $       0.26   $       0.53
                                                                 ============   ============   ============   ============
Weighted average OP Units outstanding - basic                         290,803        283,636        292,213        287,464
                                                                 ============   ============   ============   ============
Weighted average OP Units outstanding - diluted                       294,661        289,894        296,391        304,988
                                                                 ============   ============   ============   ============
Distributions declared per OP Unit outstanding                   $     1.2475   $     1.1675   $     0.4325   $     0.4075
                                                                 ============   ============   ============   ============

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ---------------------------
                                                                                 2001            2000
                                                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  354,728    $  455,502
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
 Allocation to Minority Interests - Partially Owned Properties                       1,523          (145)
 Cumulative effect of change in accounting principle                                 1,270             -
 Depreciation                                                                      349,313       335,844
 Amortization of deferred financing costs                                            4,338         4,063
 Amortization of discount on investment in mortgage notes                           (2,256)            -
 Amortization of goodwill                                                            2,852           767
 Amortization of discounts and premiums on debt                                     (1,424)       (1,725)
 Amortization of deferred settlements on interest rate protection agreements           533           290
 Impairment on furniture rental business                                            60,000             -
 Impairment on technology investments                                                7,968             -
 Income from investments in unconsolidated entities                                (20,252)      (14,589)
 Net gain on sales of real estate                                                 (100,132)     (165,025)
 Extraordinary items                                                                    22             -
 Unrealized gain on interest rate protection agreements                               (161)            -
 Book value of furniture sales and rental buy outs                                   8,703         4,802
 Compensation paid with Company Common Shares                                       12,298         4,300

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) decrease in rents receivable                                           (2,069)           44
  Decrease in deposits - restricted                                                  4,538         3,660
  Additions to rental furniture                                                    (17,827)       (7,477)
  (Increase) in other assets                                                       (17,630)       (7,285)
  Increase in accounts payable and accrued expenses                                 25,535        39,186
  Increase in accrued interest payable                                              25,702        22,612
  (Decrease) in rents received in advance and other liabilities                     (7,628)       (9,755)
  Increase in security deposits                                                        885            14
                                                                                ----------    ----------
 Net cash provided by operating activities                                         690,829       665,083
                                                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate                                                        (296,710)     (238,055)
 Improvements to real estate                                                      (108,310)     (100,347)
 Additions to non-real estate property                                              (5,210)       (3,919)
 Interest capitalized for real estate under construction                            (2,159)         (827)
 Proceeds from disposition of real estate, net                                     452,060       416,603
 Investment in property and equipment                                               (2,185)         (416)
 Principal receipts on investment in mortgage notes                                 61,419         5,287
 Investments in unconsolidated entities                                            (69,195)     (122,535)
 Distributions from unconsolidated entities                                         26,311         15,077
 Proceeds from refinancing of unconsolidated entities, net                           5,691         1,695
 Proceeds from disposition of unconsolidated entities, net                             359         4,602
 Decrease (increase) in deposits on real estate acquisitions, net                   98,582      (154,711)
 (Increase) decrease in mortgage deposits                                           (4,167)        2,283
 Purchase of management contract rights                                                  -          (779)
 Consolidation of previously Unconsolidated Properties                              52,841          (163)
 Business combinations, net of cash acquired                                        (8,231)      (71,228)
 Other investing activities, net                                                       989        (2,950)
                                                                                ----------    ----------
  Net cash provided by (used for) investing activities                             202,085      (250,383)
                                                                                ----------    ----------

                             SEE ACCOMPANYING NOTES

                        ERP OPERATING LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                ------------------------
                                                                                    2001        2000
                                                                                ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs                                                 $   (4,383)  $   (2,392)
MORTGAGE NOTES PAYABLE:
  Proceeds, net                                                                     59,312      389,051
  Lump sum payoffs                                                                (315,302)    (119,412)
  Scheduled principal repayments                                                   (24,210)     (19,930)
  Prepayment premiums                                                                 (201)           -
NOTES, NET:
  Proceeds, net                                                                    299,316            -
  Lump sum payoffs                                                                       -     (208,000)
  Scheduled principal repayments                                                    (4,649)           -
LINES OF CREDIT:
  Proceeds                                                                         436,491      209,305
  Repayments                                                                      (791,953)    (505,179)
(Payments) proceeds from settlement of interest rate protection agreements          (7,360)       7,055
Capital contributions from General Partner, net                                     62,068       21,228
Proceeds from sale of preference units/interests                                    48,500      137,000
Redemption of preference units/interests                                          (210,500)           -
Distributions paid to partners                                                    (321,257)    (296,448)
Distributions to Minority Interests - Partially Owned Properties                   (31,970)        (617)
Principal receipts on employee notes, net                                              219          254
Principal receipts on other notes receivable, net                                        -          510
                                                                                ----------   ----------
Net cash (used for) financing activities                                          (805,879)    (387,575)
                                                                                ----------   ----------
Net increase in cash and cash equivalents                                           87,035       27,125
Cash and cash equivalents, beginning of period                                      23,772       29,117
                                                                                ----------   ----------
Cash and cash equivalents, end of period                                        $  110,807   $   56,242
                                                                                ==========   ==========
SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                        $  270,849   $  264,582
                                                                                ==========   ==========

Mortgage loans assumed through real estate acquisitions                         $   45,918   $   38,442
                                                                                ==========   ==========

Net real estate contributed in exchange for OP Units or preference units        $        -   $    4,707
                                                                                ==========   ==========

Mortgage loans (assumed) by purchaser in real estate dispositions               $  (28,231)  $ (220,000)
                                                                                ==========   ==========

Transfers to real estate held for disposition                                   $    4,102   $  224,553
                                                                                ==========   ==========


Mortgage loans recorded as a result of consolidation of previously
  Unconsolidated Properties                                                     $  301,502   $   65,095
                                                                                ==========   ==========

Net (assets) liabilities recorded as a result of consolidation of previously
  Unconsolidated Properties                                                     $  (20,839)  $      792
                                                                                ==========   ==========

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

     The Operating Partnership is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of September 30, 2001, the Operating Partnership owned or had interests in a portfolio of 1,081 multifamily properties containing 225,590 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                                Number of         Number of
                                                Properties          Units
         ----------------------------------------------------------------------
         Wholly Owned Properties                          961           201,089
         Partially Owned Properties                        36             6,963
         Unconsolidated Properties                         84            17,538
                                            ----------------- -----------------
         Total Properties                               1,081           225,590
                                            ================= =================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     The Operating Partnership employs derivative financial instruments to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. As of September 30, 2001, there were approximately $25.4 million in deferred losses, net, included in accumulated other comprehensive income.

     At September 30, 2001, the Operating Partnership had entered into swaps which have been designated as cash flow hedges with an aggregate notional amount of $626.4 million at interest rates ranging from 3.65125% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $27.1 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $296.4 million at interest rates ranging from 4.458% to 7.25% maturing at various dates ranging from 2003 to 2005 with a net asset fair value of $13.1 million.

     On September 30, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $14.0 million. Within the next twelve months the Operating Partnership expects to recognize an estimated $7.6 million of accumulated other comprehensive income as additional interest expense.

     OTHER

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS Nos. 141 and 142 require companies to account for all business combinations using the purchase method of accounting and to eliminate the amortization of goodwill in favor of a periodic impairment based approach. SFAS Nos. 141 and 142 will be effective for fiscal years beginning after December 15, 2001. The Operating Partnership will adopt the standards effective January 1, 2002, and does not anticipate that the adoptions will have a material impact on the Operating Partnership's financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective for fiscal years beginning after December 15, 2001. The Operating Partnership will adopt the standard effective January 1, 2002, and does not anticipate that the adoption will have a material impact on the Operating Partnership's financial condition and results of operations.

3.   PARTNERS' CAPITAL

     On October 11, 2001, the Operating Partnership effected a two-for-one split of its OP Units to unit holders of record as of September 21, 2001. All OP Units presented have been retroactively adjusted to reflect the OP Unit split.

     The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the nine months ended September 30, 2001:

          ----------------------------------------------------------------------------------------
                                                                                        2001
          ----------------------------------------------------------------------------------------
          Operating Partnership's OP Units outstanding at January 1,                   290,090,252

          ISSUED TO GENERAL PARTNER:
          Conversion of Series E Preferred Shares                                          212,444
          Conversion of Series H Preferred Shares                                            6,972
          Employee Share Purchase Plan                                                     266,694
          Dividend Reinvestment - DRIP Plan                                                 28,462
          Share Purchase - DRIP Plan                                                        21,752
          Exercise of EQR options                                                        2,712,714
          Restricted EQR share grants, net                                                 756,598

          ISSUED TO LIMITED PARTNERS:
          Conversion of Series A Junior Convertible Preference Units                        83,698
          Issuance pursuant to acquisition of remaining
            minority interest in Globe                                                      69,432
          Issuance pursuant to an earnout agreement with one property                        2,782

          ----------------------------------------------------------------------------------------
          Operating Partnership's OP Units outstanding at September 30,                294,251,800
          ----------------------------------------------------------------------------------------

     As of September 30, 2001, EQR (as the general partner) had an approximate 91.89% interest and the Limited Partners had an approximate 8.11% interest in the Operating Partnership. The limited partners of the Operating Partnership as of September 30, 2001 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units (the "Limited Partners") and are represented by 23,876,662 OP Units.

     EQR contributes all net proceeds from the various equity offerings (including proceeds from exercise of options for EQR Common Shares) to the Operating Partnership in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the general partner (on a one-for-one common share per OP Unit basis), the net offering proceeds are allocated between EQR (as general partner) and the Limited Partners (to the extent represented by OP Units) to account for the change in their respective percentage ownership of the equity of the Operating Partnership.

     The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units as of September 30, 2001 and December 31, 2000:

                                                                        ANNUAL       AMOUNTS IN THOUSANDS
                                                                       DIVIDEND   --------------------------
                                                                       RATE PER     SEPTEMBER      DECEMBER
                                                                         UNIT        30, 2001      31, 2000
        ----------------------------------------------------------------------------------------------------
        Junior Convertible Preference Units:

        Series A Junior Convertible Preference Units; liquidation    $  5.469344   $     5,662   $     7,712
          value $100 per unit; 56,616 and 77,123 units issued
          and outstanding at September 30, 2001 and December
          31, 2000, respectively

        Series B Junior Convertible Preference Units; liquidation    $  2.000000           184           184
          value $25 per unit; 7,367 units issued and outstanding
          at September 30, 2001 and December 31, 2000

        ----------------------------------------------------------------------------------------------------
                                                                                   $     5,846   $     7,896
        ----------------------------------------------------------------------------------------------------

     During the nine months ended September 30, 2001, a subsidiary of the Operating Partnership issued preference units with an equity value of $48.5 million, receiving net proceeds of $47.3 million:

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

     -    190,000 7.625% Series H Cumulative Convertible Redeemable
          Preference Units with an equity value of $9.5 million. The liquidation value of these units is $50 per unit. The 190,000 units are exchangeable into 190,000 shares of 7.625% Series M-5 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 287,052 Common Shares beginning March 2011. Dividends for the Series H Preference Interests or the Series M-5 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

     -    270,000 7.625% Series I Cumulative Convertible Redeemable
          Preference Units with an equity value of $13.5 million. The liquidation value of these units is $50 per unit. The 270,000 units are exchangeable into 270,000 shares of 7.625% Series M-6 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 392,634 Common Shares beginning June 2011. Dividends for the Series I Preference Interests or the Series M-6 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

     The Series M-4 Preferred Shares are not convertible into EQR Common Shares. The Series H Preference Interests and the Series M-5 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 1.5108 common shares (equal to a conversion price of $33.095 per share) beginning in March 2011. The Series I Preference Interests and the Series M-6 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 1.4542 common shares (equal to a conversion price of $34.38 per share) beginning in June 2011.

     The following table presents the Operating Partnership's issued and outstanding Preference Interests as of September 30, 2001 and December 31, 2000:

------------------------------------------------------------------------------------------------------
                                                                        ANNUAL    AMOUNTS IN THOUSANDS
                                                                       DIVIDEND   --------------------
                                                                       RATE PERT  SEPTEMBER  DECEMBER
                                                                         UNIT     30, 2001  31, 2000
------------------------------------------------------------------------------------------------------
Preference Interests:

8.00% Series A Cumulative Redeemable Preference                          $4.0000    $40,000  $ 40,000
 Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at September 30, 2001 and December 31, 2000


8.50% Series B Cumulative Redeemable Preference                          $4.2500     55,000    55,000
 Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at September 30, 2001 and December 31, 2000

8.50% Series C Cumulative Redeemable Preference                          $4.2500     11,000    11,000
 Units; liquidation value $50 per unit; 220,000 units issued and outstanding at September 30, 2001 and December 31, 2000


8.375% Series D Cumulative Redeemable Preference                         $4.1875     21,000    21,000
 Units; liquidation value $50 per unit; 420,000 units issued and outstanding at September 30, 2001 and December 31, 2000

8.50% Series E Cumulative Redeemable Preference                          $4.2500     50,000    50,000
 Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2001 and December 31, 2000

8.375% Series F Cumulative Redeemable Preference                         $4.1875      9,000     9,000
 Units; liquidation value $50 per unit; 180,000 units issued and outstanding at September 30, 2001 and December 31, 2000

7.875% Series G Cumulative Redeemable Preference                         $3.9375     25,500         -
 Units; liquidation value $50 per unit; 510,000 units issued and outstanding at September 30, 2001

7.625% Series H Cumulative Convertible Redeemable                        $3.8125      9,500         -
 Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at September 30, 2001

7.625% Series I Cumulative Convertible Redeemable                        $3.8125     13,500         -
 Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at September 30, 2001

------------------------------------------------------------------------------------------------------
                                                                                   $234,500  $186,000
------------------------------------------------------------------------------------------------------

         The following table presents the Operating Partnership's issued and outstanding Cumulative Convertible or Redeemable Preference Units as of September 30, 2001 and December 31, 2000:

------------------------------------------------------------------------------------------------------------------------
                                                                                              AMOUNTS IN THOUSANDS
                                                                               ANNUAL ----------------------------------
                                                                              DIVIDEND
                                                                               RATEPER       SEPTEMBER     DECEMBER 31,
                                                                                UNIT(1)       30, 2001        2000
------------------------------------------------------------------------------------------------------------------------
Cumulative Convertible or Redeemable Preference Units:
 9 3/8% Series A Cumulative Redeemable Preference Units; liquidation                (2)       $      -      $  153,000
    value $25 per unit; 0 and 6,120,000 units issued and outstanding at September 30, 2001 and December 31, 2000, respectively

 9 1/8% Series B Cumulative Redeemable Preference Units; liquidation         $22.81252         125,000         125,000
    value $250 per unit; 500,000 units issued and outstanding at
    September 30, 2001 and December 31, 2000

 9 1/8% Series C Cumulative Redeemable Preference Units; liquidation         $22.81252         115,000         115,000
    value $250 per unit; 460,000 units issued and outstanding
    at September 30, 2001 and December 31, 2000

 8.60% Series D Cumulative Redeemable Preference Units; liquidation          $21.50000         175,000         175,000
    value $250 per unit; 700,000 units issued and outstanding
    at September 30, 2001 and December 31, 2000

 Series E Cumulative Convertible Preference Units; liquidation value         $ 1.75000          85,215          89,990
    $25 per unit; 3,408,618 and 3,599,615 units issued and
    outstanding at September 30, 2001 and December 31, 2000,
    respectively

 9.65% Series F Cumulative Redeemable Preference Units; liquidation                 (2)              -          57,500
    value $25 per unit; 0 and 2,300,000 units issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively

 7 1/4% Series G Convertible Cumulative Preference Units;                    $18.12500         316,175         316,175
    liquidation value $250 per unit; 1,264,700 units issued and outstanding at September 30, 2001 and December 31, 2000

 7.00% Series H Cumulative Convertible Preference Units; liquidation         $ 1.75000           1,351           1,471
    value $25 per unit; 54,027 and 58,851 units issued and
    outstanding at September 30, 2001 and December 31, 2000,
    respectively

 8.29% Series K Cumulative Redeemable Preference Units; liquidation          $ 4.14500          50,000          50,000
    value $50 per unit; 1,000,000 units issued and outstanding at
    September 30, 2001 and December 31, 2000

 7.625% Series L Cumulative Redeemable Preference Units; liquidation         $ 1.90625         100,000         100,000
    value $25 per unit; 4,000,000 units issued and outstanding at
    September 30, 2001 and December 31, 2000

------------------------------------------------------------------------------------------------------------------------
                                                                                              $967,741      $1,183,136
------------------------------------------------------------------------------------------------------------------------

    (1) Dividends on all series of preference units are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are preference unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

    (2) On June 25, 2001, the Operating Partnership redeemed all of its remaining issued and outstanding Series A and F Cumulative Redeemable Preference Units at their liquidation values for total cash consideration of $210.5 million.

4.   REAL ESTATE ACQUISITIONS

     During the nine months ended September 30, 2001, the Operating Partnership acquired the eleven properties and one parcel of land listed below from unaffiliated parties for a total purchase price of $287.8 million.


---------------------------------------------------------------------------------------------------------------
                                                                                                  ACQUISITION
      DATE                                                                           NUMBER           PRICE
    ACQUIRED                 PROPERTY                      LOCATION                 OF UNITS     (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
     01/04/01      Suerte                               San Diego, CA                    272          $ 37,500
     02/08/01      Westside Villas VI                   Los Angeles, CA                   18             4,550
     02/15/01      Riverview                            Norwalk, CT                       92             9,600
     03/15/01      Grand Reserve at Eagle Valley        Woodbury, MN                     394            54,250
     03/22/01      Legends at Preston                   Morrisville, NC                  382            30,200
     03/30/01      Mission Hills                        Oceanside, CA                    282            26,750
     03/30/01      River Oaks                           Oceanside, CA                    280            26,250
     05/18/01      Promenade at Aventura                Aventura, FL                     296            43,000
     08/13/01      Vacant Land                          Westwood, MA                       0               600
     08/22/01      Shadetree                            West Palm Beach, FL               76             1,948
     08/22/01      Suntree                              West Palm Beach, FL               67             1,944
     09/26/01      Palladia                             Hillsboro, OR                    497            51,250
---------------------------------------------------------------------------------------------------------------
                                                                                       2,656          $287,842
---------------------------------------------------------------------------------------------------------------

         On July 2, 2001, the Operating Partnership acquired an additional ownership interest in 21 previously Unconsolidated Properties containing 3,896 units. Prior to July 2, 2001, the Operating Partnership accounted for this portfolio as in investment in mortgage notes. As a result of this additional ownership acquisition, the Operating Partnership acquired a controlling interest, and as such, now consolidates these properties for financial reporting purposes. The Operating Partnership recorded additional investments in real estate totaling $258.9 million in connection with this transaction.

5.   REAL ESTATE DISPOSITIONS

     During the nine months ended September 30, 2001, the Operating Partnership disposed of the thirty-seven properties and two vacant parcels of land listed below to unaffiliated parties. When combined with gains from the joint venture and unconsolidated property sale discussed below, the Operating Partnership recognized a net gain of approximately $100.1 million on these sales.


------------------------------------------------------------------------------------------------------------
                                                                                               DISPOSITION
   DATE                                                                           NUMBER          PRICE
 DISPOSED        PROPERTY                           LOCATION                     OF UNITS     (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
   01/17/01      Meadowood II                       Indianapolis, IN                   74          $  1,300
   01/31/01      Concorde Bridge                    Overland Park, KS                 248            15,600
   02/01/01      Springs of Country Woods           Salt Lake City, UT                590            31,000
   02/22/01      Riverview Estates                  Napoleon, OH                       90             1,750
   02/26/01      Chelsea Court                      Sandusky, OH                       62             1,600
   02/27/01      Concord Square                     Lawrenceburg, IN                   48             1,200
   02/28/01      Canyon Creek                       Tucson, AZ                        242             9,220
   03/06/01      Gentian Oaks                       Columbus, GA                       62             1,620
   03/06/01      Holly Park                         Columbus, GA                       66             1,730
   03/06/01      Stratford Lane I                   Columbus, GA                       67             1,750
   03/07/01      Estate on Quarry Lake              Austin, TX                        302            25,232
   03/08/01      Meadowood                          Crawfordsville, IN                 64             1,300
   03/14/01      Mill Run                           Statesboro, GA                     88             2,350
   03/15/01      Laurel Court                       Fremont, OH                        69             1,450
   03/15/01      Regency Woods                      West Des Moines, IA               200             9,350
   03/22/01      Vacant Land                        Richmond, VA                        0            11,200
   04/16/01      Rosewood                           Tampa, FL                          66             1,650
   04/25/01      Parkcrest                          Southfield, MI                    210            12,950
   04/27/01      Westwood                           Newark, OH                         14               222
   04/30/01      Desert Park                        Las Vegas, NV                     368             9,900
   05/15/01      Carleton Court                     Erie, PA                           60             1,461
   05/16/01      River Oak                          Louisville, KY                    268            14,650
   06/07/01      Willowood                          Milledgeville, GA                  61             1,550
   06/14/01      Quail Cove                         Salt Lake City, UT                420            20,000
   06/15/01      Beckford Place                     Wapakoneta, OH                     40               830
   06/27/01      The Birches                        Lima, OH                           58             1,120
   06/28/01      Pelican Pointe I and II            Jacksonville, FL                  160             4,150
   06/28/01      Vacant Land                        Jacksonville, FL                    0               217
   06/28/01      Camden Way I and II                Kingsland, GA                     118             2,000
   07/11/01      Plantation                         Houston, TX                       232            12,875
   07/12/01      Wood Crest Villas                  Westland, MI                      458            20,450
   07/17/01      Hampshire Court                    Bluffton, IN                       45             1,064
   07/17/01      Meadowood                          Logansport, IN                     42               993
   07/17/01      Westwood                           Rochester, IN                      42               993
   07/19/01      Vista Pointe                       Irving, TX                        231            17,200
   07/31/01      Cedarwood                          Sabina, OH                         31               385
   08/09/01      Olentangy Commons                  Columbus, OH                      827            53,000
   08/31/01      Greenglen II                       Lima, OH                           54             1,095
   09/28/01      Glenview                           Huntsville, AL                     90             1,687
------------------------------------------------------------------------------------------------------------
                                                                                    6,167          $298,094
------------------------------------------------------------------------------------------------------------

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

     On May 17, 2001, the Operating Partnership sold its entire interest in one Unconsolidated Property containing 74 units for approximately $0.4 million.

6.   COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

     At September 30, 2001, in addition to the Property that was subsequently acquired as discussed in Note 16 below, the Operating Partnership had entered into separate agreements to acquire two multifamily properties containing 469 units from unaffiliated parties. The Company expects a combined purchase price of approximately $76.5 million, including the assumption of mortgage indebtedness of approximately $45.8 million.

     At September 30, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 16 below, the Operating Partnership had entered into separate agreements to dispose of seven multifamily properties containing 1,460 units, one vacant land parcel and retail space at a consolidated property to unaffiliated parties. The Company expects a combined disposition price of approximately $65.6 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Operating Partnership has entered into two separate joint venture agreements with third party development companies whereby the Operating Partnership contributes 25% to 30% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Operating Partnership's equity investments in these two joint ventures was $298.5 million and $235.9 million as of September 30, 2001 and December 31, 2000, respectively.

     The Operating Partnership also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $53.4 million and $80.6 million as of September 30, 2001 and December 31, 2000, respectively.

     These investments are accounted for under the equity method of accounting.

8.   DEPOSITS - RESTRICTED

     Deposits-restricted as of September 30, 2001 primarily included the following:

            - deposits in the amount of $55.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with joint venture agreements;
            - approximately $39.2 million in tax-deferred (1031) exchange proceeds; and
            - approximately $62.6 million for tenant security, utility, and other deposits.

9.   MORTGAGE NOTES PAYABLE

     As of September 30, 2001, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.3 billion.

     During the nine months ended September 30, 2001 the Operating Partnership:

            -   repaid $315.3 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;
            -   assumed $45.9 million of mortgage debt on four properties in connection with their acquisitions;
            - disposed of $28.2 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;
            - obtained $26.0 million of new mortgage debt on previously unencumbered properties;
            - obtained $301.5 million of new mortgage debt on previously Unconsolidated Properties; and
            - received $33.3 million in construction loan draw proceeds on two properties.

     As of September 30, 2001, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 2.15% to 12.465% at September 30, 2001. During the nine months ended September 30, 2001, the weighted average interest rate on the Operating Partnership's mortgage debt was 6.59%.

10.  NOTES

     As of September 30, 2001, the Operating Partnership had outstanding unsecured notes of approximately $2.4 billion.

     During the nine months ended September 30, 2001, the Operating Partnership issued $300.0 million of ten-year 6.95% fixed-rate public unsecured notes and received net proceeds of $297.4 million.

     As of September 30, 2001, scheduled maturities for the Operating Partnership's outstanding notes are at various dates through 2029. The interest rate range on the Operating Partnership's notes was 4.75% to 9.375% at September 30, 2001. During the nine months ended September 30, 2001, the weighted average interest rate on the Operating Partnership's notes was 6.88%.

11.  LINES OF CREDIT

     The Operating Partnership has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of September 30, 2001, no amounts were outstanding under this facility and $60.0 million was restricted on the line of credit.

     In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with potential borrowings of up to $55.0 million. This credit facility was terminated on May 31, 2001.

12.  CALCULATION OF NET INCOME PER WEIGHTED AVERAGE OP UNIT

     The following tables set forth the computation of net income per OP Unit - basic and net income per OP Unit - diluted.


                                                                   NINE MONTHS ENDED               QUARTER ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                               -----------------------------------------------------------
                                                                    2001          2000          2001      2000
                                                               -----------------------------------------------------------
                                                                   (Amounts in thousands except per OP Unit amounts)
NUMERATOR:
Income before allocation to Minority Interests, income
    from investments in unconsolidated entities, net gain
    on sales of real estate, extraordinary items,
    cumulative  effect of change in accounting principle
    and allocation to preference unit/interest distributions      $237,159        $275,743        $ 39,860       $ 99,686
Allocation to Minority Interests - Partially Owned
    Properties                                                      (1,523)            145          (1,285)           (12)
Income from investments in unconsolidated entities                  20,252          14,589           8,029          5,525
Allocation to Junior Convertible Preference Units                     (272)           (327)            (82)          (109)
Allocation to Cumulative Convertible
    Redeemable Preference Interests                                (13,390)         (6,900)         (4,833)        (3,233)
Allocation to Redeemable Preference Units                          (68,097)        (76,370)        (19,425)       (24,601)
                                                               -----------------------------------------------------------

Income before net gain on sales of real estate,
    extraordinary items and cumulative effect of change in
    accounting principle                                           174,129         206,880          22,264        77,256
Net gain on sales of real estate                                   100,132         165,025          53,567        77,373
Extraordinary items                                                   (22)               -           (128)             -
Cumulative effect of change in accounting principle                (1,270)               -               -             -
                                                               -----------------------------------------------------------
Numerator for net income per OP Unit - basic                       272,969         371,905          75,703        154,629

Effect of dilutive securities:
     Distributions on convertible preference units/interests            74           5,601               -          7,576
                                                               -----------------------------------------------------------
Numerator for net income per OP Unit - diluted                    $273,043        $377,506        $ 75,703       $162,205
                                                               ===========================================================

DENOMINATOR:
Denominator for net income per OP Unit - basic                     290,803         283,636         292,213        287,464
Effect of dilutive securities:
    Convertible preference units/interests                              82           4,816               -         15,554
    Dilution for OP Units issuable upon
    assumed exercise/vesting of
    the Company's share options/restricted shares                    3,776           1,442           4,178          1,970
                                                               -----------------------------------------------------------
Denominator for net income per OP Unit - diluted                   294,661         289,894         296,391        304,988
                                                               ===========================================================
Net income per OP Unit - basic                                    $   0.94        $   1.31        $   0.26       $   0.54
                                                               ===========================================================
Net income per OP Unit - diluted                                  $   0.93        $   1.30        $   0.26       $   0.53
                                                               ===========================================================


                                                                   NINE MONTHS ENDED               QUARTER ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                               -----------------------------------------------------------
                                                                    2001          2000          2001      2000
                                                               -----------------------------------------------------------
                                                                   (AMOUNTS IN THOUSANDS EXCEPT PER OP UNIT AMOUNTS)
NET INCOME PER OP UNIT - BASIC:

Income before net gain on sales of real estate,
   extraordinary items and cumulative effect of change in
   accounting principle per OP Unit - basic                        $  0.60        $   0.73         $  0.08       $   0.27
Net gain on sales of real estate                                      0.34            0.58            0.18           0.27
Extraordinary items                                                      -               -               -              -
Cumulative effect of change in accounting principle                      -               -               -              -
                                                               -----------------------------------------------------------
Net income per OP Unit - basic                                     $  0.94        $   1.31         $  0.26       $    .54
                                                               ===========================================================

Net income per OP Unit - diluted:

Income before net gain on sales of real estate,
   extraordinary items and cumulative effect of change in
   accounting  principle per OP Unit - diluted                     $  0.59        $   0.73         $  0.08       $   0.28
Net gain on sales of real estate                                      0.34            0.57            0.18           0.25
Extraordinary items                                                      -               -               -              -
Cumulative effect of change in accounting principle                      -               -               -              -
                                                               -----------------------------------------------------------
Net income per OP Unit - diluted                                   $  0.93        $   1.30        $   0.26         $ 0.53
                                                               ===========================================================

CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 15,322,607 AND 13,922,972 WEIGHTED AVERAGE COMMON SHARES (WHICH WOULD BE CONTRIBUTED TO THE OPERATING PARTNERSHIP IN EXCHANGE FOR OP UNITS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, AND 15,626,902 AND 0 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER OP UNIT BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

ON OCTOBER 11, 2001, THE OPERATING PARTNERSHIP EFFECTED A TWO-FOR-ONE SPLIT OF ITS OP UNITS TO UNIT HOLDERS OF RECORD AS OF SEPTEMBER 21, 2001. ALL PER OP UNIT DATA AND NUMBERS OF OP UNITS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT THE OP UNIT SPLIT.

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

     In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Operating Partnership funded a net total of $109.5 million during the nine months ended September 30, 2001. During the fourth quarter of 2001, the Operating Partnership expects to fund approximately $23.5 million in connection with these Properties. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of September 30, 2001, the Operating Partnership has 19 projects under development with estimated completion dates ranging from December 31, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire their respective interests in the completed projects at a mutually agreeable price. If the Operating Partnership and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Operating Partnership and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

     In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of September 30, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

14 . ASSET IMPAIRMENT

     As of September 30, 2001, the Operating Partnership recorded $60.0 million of asset impairment charges related to its furniture rental business. These charges were the result of review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001. The Operating Partnership reviewed the current net book value taking into consideration existing business and economic conditions as well as projected operating cash flows. The impairment loss is reflected on the income statement in total expenses and includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

     For the nine months ended September 30, 2001, the Operating Partnership recorded approximately $8.0 million of asset impairment charges related to its technology investments. These charges were the result of review of the existing investments reflected on the consolidated balance sheet. The Operating Partnership reviewed the current relative value of each investment based on existing economic conditions and current events. These impairment losses are reflected on the income statement in total expenses and includes the write-down of assets classified as investments in unconsolidated entities.

15.  REPORTABLE SEGMENTS

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

     The Operating Partnership's primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other, related income through the leasing of apartment units to tenants. Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents and products and services so they have been aggregated into one reportable segment. The Operating Partnership's rental real estate segment comprises approximately 95.2% and 96.9% of total revenues for the nine months ended September 30, 2001 and 2000, respectively, and approximately 95.8% and 94.3% of total revenues for the quarters ended September 30, 2001 and 2000, respectively.

     The primary financial measure for the Operating Partnership's rental real estate segment is net operating income ("NOI"), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from our rental real estate totaled approximately

$937.1 million and $886.9 million for the nine months ended September 30, 2001 and 2000, respectively, and approximately $319.4 million and $294.8 million for the quarters ended September 30, 2001 and 2000, respectively.

     During the acquisition, development and/or disposition of real estate, the NOI return on total capitalized costs is the primary measure of financial performance (capitalization rate) the Operating Partnership considers.

     The Operating Partnership's fee and asset management activity and furniture rental/sales activities are immaterial and do not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

16.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2001 and through November 7, 2001, the Operating Partnership:

         - acquired one Property consisting of 296 units for approximately $23.7 million;
         - disposed of five Properties consisting of 636 units for approximately $22.1 million;
         - repaid $25.1 million of mortgage debt at or prior to maturity on five Properties; and
         - relinquished $1.1 million of mortgage debt assumed by the purchaser in connection with the disposition of two Properties.

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

     Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     - alternative sources of capital to the Operating Partnership are more expensive than anticipated;
     - occupancy levels and market rents may be adversely affected by national and local economic and market conditions, which are beyond the Operating Partnership's control; and
     - additional factors as discussed in Part I of the Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

     The following table summarizes the number of Properties and related units for the periods presented:

    ----------------------------------------------------------------------------------------
                                            PORTFOLIO SUMMARY
    ----------------------------------------------------------------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------
                                                2001                         2000
                                    --------------------------------------------------------
                                    PROPERTIES         UNITS      PROPERTIES          UNITS
    Beginning of period                  1,104       227,704           1,064        226,317
    Acquisitions                            11         2,657              19          3,002
    Dispositions                           (38)       (6,241)            (30)        (7,354)
    Completed Developments                   4         1,470               3            734
    ----------------------------------------------------------------------------------------
    End of period                        1,081       225,590           1,056        222,699
    -------------------------------=========================================================

     In addition, the Operating Partnership sold and/or contributed eleven wholly owned Properties containing 3,011 units to a joint venture entity during the nine months ended September 30, 2001. The Operating Partnership sold and/or contributed 21 wholly owned properties containing 5,211 units to two joint venture entities during the nine months ended September 30, 2000. The Operating Partnership retained a 25% interest along with the rights to manage these joint venture Properties.

     The Operating Partnership's acquisition and disposition activity has impacted overall results of operations for the nine months and quarters ended September 30, 2001 and 2000. Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties and the acquisition of Globe, as well as the 2001 and the 2000 Acquired Properties, which have been partially offset by the disposition of the 2001 and the 2000 Disposed Properties. Significant change in expense has also resulted from impairment charges (furniture rental and unconsolidated technology investments) recorded in 2001. This impact is discussed in greater detail in the following paragraphs.

     Properties that the Operating Partnership owned for all of both the nine month periods ended September 30, 2001 and September 30, 2000 (the "Nine-Month 2001 Same Store Properties"), which represented 184,391 units and Properties that the Operating Partnership owned for all of both the quarters ended September 30, 2001 and September 30, 2000 (the "Third-Quarter 2001 Same Store Properties"), which represented 185,759 units, also impacted the Operating Partnership's results of operations. Both the Nine-Month 2001 Same Store Properties and Third-Quarter 2001 Same Store Properties are discussed in the following paragraphs.

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

     For the nine months ended September 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $38.6 million when compared to the nine months ended September 30, 2000.

     Rental income from the Nine-Month 2001 Same Store Properties increased by approximately $58.9 million to $1.3 billion, or 4.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Operating Partnership expects to achieve rental income increases of 3.75% to 4.0% from Same Store Properties. For 2002, the Operating Partnership expects to see rental income within a range of being slightly lower by 0.05% to slightly higher by as much as 1.0%. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 93.5% to 94.0%.

     Property operating expenses from the Nine-Month 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $20.5 million or 4.5%. The increase in "same store" expenses is primarily attributable to a $4.8 million, or 6.5%, increase in utilities and an $8.3 million, or 7.3%, increase in payroll costs. For the remainder of 2001, the Operating Partnership expects to maintain expense growth at no more than 3.75% to 4.0% for the Same Store Properties. For 2002, the Operating Partnership expects to maintain expense growth between a range of 1.5% to 2.25%.

     Rental income from properties other than Nine-Month 2001 Same Store Properties increased by approximately $43.9 million primarily as a result of revenue from the Operating Partnership's corporate housing business and the acquisition of Properties during 2001, including the consolidation of previously Unconsolidated Properties.

     Interest income-investment in mortgage notes increased by approximately $0.5 million as a result of receiving deferred interest income on certain of the mortgage notes. The Operating Partnership anticipates no additional interest income will be recognized on these mortgage notes in future quarters as the Operating Partnership now consolidates the results related to these previously Unconsolidated Properties.

     Interest and other income decreased by approximately $0.8 million, primarily as a result of lower balances and related interest rates being earned on these investments.

     Property management expenses included off-site expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $0.1 million. The Operating Partnership continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership does not have a significant management presence. As a result, the Operating Partnership is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

     Fee and asset management revenues and fee and asset management expenses increased as a result of the Operating Partnership continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities. As of September 30, 2001, the Operating Partnership managed 15,948 units for third parties and the unconsolidated joint venture entities.

     Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business.

     The Operating Partnership recorded impairment charges totaling approximately $68.0 million, of which $60.0 million is related to the furniture rental business and approximately $8.0 million is related to certain investments in technology entities. See Footnote 14 in the Notes to the Consolidated Financial Statements for further discussion.

     Interest expense, including amortization of deferred financing costs, increased approximately $2.3 million. The effective interest cost on all of the Operating Partnership's indebtedness for the nine months ended September 30, 2001 was 6.99% as compared to 7.25% for the nine months ended September 30, 2000. For the remainder of 2001, the Operating Partnership expects interest rates to decrease slightly due to lower variable interest rates. In connection with the scheduled maturity of $150 million of indebtedness due in November 2001, the Operating Partnership anticipates to initially borrow under its line of credit to repay this indebtedness. The Operating Partnership also expects to replace this indebtedness in the first quarter of 2002 for a similar amount and to incur interest costs approximating 6.5% to 7.0% per annum.

     General and administrative expenses, which include corporate operating expenses, increased approximately $4.3 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the vesting of restricted shares/awards to key employees in the past three years.

     Net gain on sales of real estate decreased approximately $64.9 million between the periods under comparison. This decrease is primarily the result of a fewer number of units sold during the nine months ended September 30, 2001 (9,252 units including the joint venture properties) as compared to the nine months ended September 30, 2000 (12,565 units including the joint venture properties). In addition, the Operating Partnership sold older and more fully depreciated properties during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001.

        COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED ,
                               SEPTEMBER 30, 2000

     For the quarter ended September 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $59.8 million when compared to the quarter ended September 30, 2000.

     Rental income from the Third-Quarter 2001 Same Store Properties increased by approximately $14.8 million to $444.6 million, or 3.4%, primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Operating Partnership expects to achieve rental income increases of 3.75% to 4.0% from Same Store Properties.

For 2002, the Operating Partnership expects to see rental income within a range of being slightly lower by 0.05% to slightly higher by as much as 1.0%. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 93.5% to 94.0%.

     Property operating expenses from the Third-Quarter 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $4.6 million or 2.9%. The increase in "same store" expenses is primarily attributable to a $1.3 million, or 3.4%, increase in real estate taxes and a $2.4 million, or 6.0%, increase in payroll costs. For the remainder of 2001, the Operating Partnership expects to maintain expense growth at no more than 3.75% to 4.0% for the Same Store Properties. For 2002, the Operating Partnership expects to maintain expense growth between a range of 1.5% to 2.25%.

     Rental income from properties other than Third-Quarter 2001 Same Store Properties increased by approximately $13.1 million, primarily as a result of revenue from the Operating Partnership's corporate housing business and the acquisition of properties during the third quarter of 2001.

     Interest income-investment in mortgage notes decreased by approximately $2.8 million as a result of the Operating Partnership receiving the final payment related to these notes prior to consolidation of these previously Unconsolidated Properties.

     Interest and other income decreased by approximately $4.1 million, primarily as a result of lower balances and related interest rates being earned on the Operating Partnership's short-term investment accounts.

     Property management expenses included off-site expenses associated with the self-management of the Operating Partnership's Properties. These expenses increased by approximately $1.3 million, primarily related to higher payroll costs and increased health costs for employees.

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

     The Company recorded impairment charges totaling approximately $61.2 million, of which $60.0 million is related to the furniture rental business and approximately $1.2 million is related to certain investments in technology entities. See Footnote 14 in the Notes to the Consolidated Financial Statements for further discussion.

     Interest expense, including amortization of deferred financing costs, increased approximately $2.0 million. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ended September 30, 2001 was 6.82% as compared to 7.28% for the quarter ended September 30, 2000. For the remainder of 2001, the Operating Partnership expects its overall interest cost to decrease slightly due to lower variable interest rates.

     General and administrative expenses, which include corporate operating expenses, increased approximately $3.4 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in the past three years.

     Net gain on sales of real estate decreased approximately $23.8 million between the periods under comparison. This decrease is primarily the result of fewer units sold during the quarter ended September 30, 2001, which included 2,052 wholly owned units as compared to 3,959 wholly owned units sold in the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 2001, the Operating Partnership had approximately $23.8 million of cash and cash equivalents and the amounts available on the Operating Partnership's lines of credit were $399.5 million, of which $53.5 million was restricted. After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership's cash and cash equivalents balance at September 30, 2001 was approximately $110.8 million and the amount available on the Operating Partnership's line of credit was $700.0 million, of which $60.0 million was restricted.

     Part of the Operating Partnership's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Operating Partnership's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties, reinvestment of retained cash flows or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the first nine months of 2001, the Operating Partnership:

     - disposed of thirty-eight properties (including one Unconsolidated Property) and two vacant parcels of land and received net proceeds of $284.8 million;
     - issued $300.0 million of unsecured debt receiving net proceeds of $297.4 million;
     - sold and/or contributed eleven properties to a joint venture and received net proceeds of $167.6 million;
     - issued $48.5 million of three new series of Preference Interests and received net proceeds of $47.3 million;
     -    obtained $59.3 million in new mortgage financing; and
     - received a $61.4 million pay-down of second and third mortgages on previously Unconsolidated Properties.

During the nine months ended September 30, 2001, the Operating Partnership:

     -    reduced its line of credit borrowings by approximately $355.5 million;
     - funded $210.5 million to redeem all of its Series A and F Cumulative Redeemable Preference Units;
     - repaid approximately $315.3 million of mortgages due at or prior to maturity and/or at the disposition date of respective properties;
     - funded a net of $109.5 million related to the development, earnout and joint venture agreements; and
     - acquired eleven properties and vacant land for $288.9 million ($45.9 million of mortgage assumptions and $243.0 million of cash).

The Operating Partnership's total debt summary, as of September 30, 2001, included:


         -----------------------------------------------------------------------
                         DEBT SUMMARY AS OF 9/30/01
         -----------------------------------------------------------------------
                                                                     Weighted
                                                     $ Millions    Average Rate
                                               ---------------------------------

         Secured                                          3,269            6.73%
         Unsecured                                        2,419            6.88%
                                               ---------------------------------
             Total                                        5,688            6.79%

         Fixed Rate                                       5,123            6.98%
         Floating Rate                                      565            5.02%
                                               ---------------------------------
             Total                                        5,688            6.79%

         ABOVE TOTALS INCLUDE:
         Total Tax Exempt                                   945            5.00%
         Unsecured Revolving Credit Facility                  -               -
         -----------------------------------------------------------------------

Subsequent to September 30, 2001 and through November 7, 2001, the Operating
Partnership:

         - acquired one Property consisting of 296 units for approximately $23.7 million;
         - disposed of five Properties consisting of 636 units for approximately $22.1 million;
         - repaid $25.1 million of mortgage debt at or prior to maturity on five Properties; and
         - relinquished $1.1 million in mortgage debt assumed by the purchaser in connection with the disposition of two Properties.

     During the fourth quarter of 2001, the Operating Partnership expects to fund approximately $23.5 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Operating Partnership has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of September 30, 2001, the Operating Partnership has 19 projects under development with estimated completion dates ranging from December 31, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Operating Partnership's joint venture partners have the right to cause the Operating Partnership to acquire their respective interests in the completed projects at a mutually agreeable price. If the Operating Partnership and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Operating Partnership and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

     During the nine months ended September 30, 2001, the Operating Partnership's total improvements to real estate approximated $108.3 million. Replacements, which includes new carpeting, appliances, mechanical equipment, fixtures, vinyl floors and blinds inside the unit approximated $42.8 million, or $210 per unit. Building improvements for the 1999, 2000 and 2001 Acquired Properties approximated $19.4 million, or $375 per unit. Building improvements for all of the Operating Partnership's pre-1999 Acquired Properties approximated $38.9 million or $257 per unit. In addition, approximately $3.6 million was spent on six specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $3.6 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for the remainder of 2001 are estimated to be approximately $25.0 million.

     During the nine months ended September 30, 2001, the Operating Partnership's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership's property management offices and its corporate offices, was approximately $5.2 million. Such additions to non-real estate property were funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for the remainder of 2001 are estimated to be approximately $0.9 million.

     The Operating Partnership, through its Globe subsidiary, has a policy of capitalizing expenditures made for rental furniture and property and equipment. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the nine months ended September 30, 2001, total additions to rental furniture approximated $17.8 million and property and equipment approximated $2.2 million. Total additions to rental furniture and property and equipment budgeted for the remainder of 2001 are estimated to be approximately $1.0 million.

     Total distributions paid in October 2001 amounted to approximately $146.4 million, which included distributions declared for the quarter ended September 30, 2001.

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

     The Operating Partnership has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of November 9, 2001, $35.0 million was outstanding under this facility.

     In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This credit facility was terminated on May 31, 2001.

     In connection with the Wellsford Merger, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of November 7, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

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



                                      ERP OPERATING LIMITED PARTNERSHIP
                                      BY: EQUITY RESIDENTIAL PROPERTIES TRUST,
                                          ITS GENERAL PARTNER


Date: NOVEMBER 14, 2001     By:  /s/               Bruce C. Strohm
      -----------------                ---------------------------
                                                   Bruce C. Strohm
                                       Executive Vice President, General Counsel
                                                     and Secretary


Date: NOVEMBER 14, 2001     By: /s/              Michael J. McHugh
      -----------------                ---------------------------
                                                 Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                             Officer and Treasurer