Form 10-Q
period 2002-06-30
ERP OPERATING LTD PARTNERSHIP
filed 2002-08-13
CIK 931182

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24920

ERP OPERATING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Illinois (State or Other Jurisdiction of Incorporation or Organization)	36-3894853 (I.R.S. Employer Identification No.)
Two North Riverside Plaza, Chicago, Illinois (Address of Principal Executive Offices)	60606 (Zip Code)

(312) 474-1300
(Registrant's Telephone Number, Including Area Code)

http://www.equityapartments.com
(Registrant's web site)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Investment in real estate
Land	$1,857,497	$1,840,170
Depreciable property	11,205,307	11,096,847
Construction in progress	94,292	79,166

	13,157,096	13,016,183
Accumulated depreciation	(1,929,115)	(1,718,845)

Investment in real estate, net of accumulated depreciation	11,227,981	11,297,338
Real estate held for disposition	—	3,371
Cash and cash equivalents	88,942	51,603
Investments in unconsolidated entities	423,529	397,237
Rents receivable	2,627	2,400
Deposits—restricted	149,927	218,557
Escrow deposits—mortgage	62,049	76,700
Deferred financing costs, net	32,964	27,011
Rental furniture, net	—	20,168
Property and equipment, net	—	3,063
Goodwill, net	47,122	47,291
Other assets	76,659	90,886

Total assets	$12,111,800	$12,235,625

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable	$3,210,510	$3,286,814
Notes, net	2,438,974	2,260,944
Line of credit	—	195,000
Accounts payable and accrued expenses	116,192	108,254
Accrued interest payable	62,676	62,360
Rents received in advance and other liabilities	65,226	83,005
Security deposits	47,098	47,644
Distributions payable	145,880	141,832

Total liabilities	6,086,556	6,185,853

Commitments and contingencies
Minority Interests—Partially Owned Properties	11,503	4,078

Partners' capital:
Preference Units	950,356	966,671
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
General Partner	4,509,578	4,506,097
Limited Partners	364,233	379,898
Deferred compensation	(31,607)	(25,778)
Accumulated other comprehensive loss	(30,665)	(33,040)

Total partners' capital	6,013,741	6,045,694

Total liabilities and partners' capital	$12,111,800	$12,235,625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
REVENUES
Rental income	$1,011,823	$1,014,813	$506,915	$509,428
Fee and asset management	4,310	4,140	2,592	2,168
Interest and other income	9,318	11,525	5,210	5,024
Interest income—investment in mortgage notes	—	8,763	—	6,019

Total revenues	1,025,451	1,039,241	514,717	522,639

EXPENSES
Property and maintenance	257,727	273,318	129,360	138,747
Real estate taxes and insurance	103,415	95,613	51,422	48,165
Property management	37,289	36,364	18,256	17,686
Fee and asset management	3,577	3,648	1,758	1,764
Depreciation	232,721	221,797	117,509	111,296
Interest:
Expense incurred, net	171,993	178,660	87,229	88,857
Amortization of deferred financing costs	2,988	2,810	1,597	1,413
General and administrative	22,327	14,079	11,527	7,325
Impairment on technology investments	581	6,775	290	3,772
Amortization of goodwill	—	1,281	—	638

Total expenses	832,618	834,345	418,948	419,663

Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	192,833	204,896	95,769	102,976
Allocation to Minority Interests—Partially Owned Properties	(1,325)	(238)	(519)	(133)
Income from investments in unconsolidated entities	233	960	7	610
Net gain (loss) on sales of unconsolidated entities	5,246	339	(411)	339

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	196,987	205,957	94,846	103,792
Net gain on sales of discontinued operations	28,446	46,226	25,630	4,448
Discontinued operations, net	2,994	3,666	535	1,574

Income before extraordinary items and cumulative effect of change in accounting principle	228,427	255,849	121,011	109,814
Extraordinary items	(468)	106	(371)	(205)
Cumulative effect of change in accounting principle	—	(1,270)	—	—

Net income	$227,959	$254,685	$120,640	$109,609

ALLOCATION OF NET INCOME:
Preference Units	$38,513	$48,672	$19,122	$24,213

Preference Interests	$10,106	$8,557	$5,053	$4,599

Junior Preference Units	$162	$190	$81	$81

General Partner	$165,394	$180,792	$89,041	$74,038
Limited Partners	13,784	16,474	7,343	6,678

Net income available to OP Units	$179,178	$197,266	$96,384	$80,716

Net income per OP Unit—basic	$0.61	$0.68	$0.33	$0.28

Net income per OP Unit—diluted	$0.60	$0.67	$0.32	$0.27

Weighted average OP Units outstanding—basic	294,957	290,086	295,799	290,509

Weighted average OP Units outstanding—diluted	298,422	293,817	299,494	293,939

Distributions declared per OP Unit outstanding	$0.8650	$0.8150	$0.4325	$0.4075

See accompanying notes

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
Comprehensive income:
Net income	$227,959	$254,685	$120,640	$109,609
Other comprehensive income (loss)—derivative instruments:
Cumulative effect of change in accounting principle	—	(5,334)	—	—
Unrealized holding gains (losses) arising during the period	1,990	(3,396)	(5,219)	8,358
Losses reclassified into earnings from other comprehensive income	385	226	217	171

Comprehensive income	$230,334	$246,181	$115,638	$118,138

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,959	$254,685
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests—Partially Owned Properties	1,325	238
Cumulative effect of change in accounting principle	—	1,270
Depreciation	234,846	230,805
Amortization of deferred financing costs	2,988	2,810
Amortization of discount on investment in mortgage notes	—	(2,256)
Amortization of goodwill	—	1,924
Amortization of discounts and premiums on debt	(424)	(1,007)
Amortization of deferred settlements on interest rate protection agreements	(176)	317
Impairment on technology investments	581	6,775
Income from investments in unconsolidated entities	(233)	(960)
Net gain on sales of discontinued operations	(28,446)	(46,226)
Net gain on sales of unconsolidated entities	(5,246)	(339)
Extraordinary items	468	(106)
Unrealized loss (gain) on interest rate protection agreements	483	(132)
Book value of furniture sales and rental buyouts	—	5,497
Compensation paid with Company Common Shares	10,061	6,741
Changes in assets and liabilities:
(Increase) in rents receivable	(227)	(705)
Decrease (increase) in deposits—restricted	12,108	(12,574)
Additions to rental furniture	—	(14,532)
Decrease (increase) in other assets	3,898	(20,327)
Increase in accounts payable and accrued expenses	9,026	597
Increase in accrued interest payable	316	11,626
(Decrease) in rents received in advance and other liabilities	(9,972)	(4)
(Decrease) increase in security deposits	(189)	522

Net cash provided by operating activities	459,146	424,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate—acquisitions	(153,034)	(187,059)
Investment in real estate—development	(57,066)	(31,472)
Improvements to real estate	(66,509)	(63,269)
Additions to non-real estate property	(4,602)	(3,520)
Interest capitalized for real estate under development	(4,369)	(3,501)
Interest capitalized for unconsolidated entities under development	(7,954)	(9,316)
Proceeds from disposition of real estate, net	183,494	345,039
Proceeds from disposition of furniture rental business	28,741	—
Investment in property and equipment	—	(1,626)
Principal receipts on investment in mortgage notes	—	5,675
Investments in unconsolidated entities	(42,441)	(43,167)
Distributions from unconsolidated entities	21,483	16,711
Proceeds from disposition of unconsolidated entities	11,317	359
Proceeds from refinancing of unconsolidated entities	—	4,450
Decrease in deposits on real estate acquisitions, net	56,305	8,594
Decrease (increase) in mortgage deposits	14,651	(2,344)
Business combinations, net of cash acquired	(461)	(7,603)
Other investing activities, net	192	(29)

Net cash (used for) provided by investing activities	(20,253)	27,922

See accompanying notes

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(9,124)	$(3,948)
Mortgage notes payable:
Proceeds	47,213	45,118
Lump sum payoffs	(119,386)	(237,040)
Scheduled principal repayments	(16,322)	(16,367)
Prepayment premiums/fees	(468)	(202)
Notes, net:
Proceeds	397,064	299,316
Lump sum payoffs	(225,000)	—
Scheduled principal repayments	(253)	(147)
Lines of credit:
Proceeds	292,000	316,491
Repayments	(487,000)	(538,953)
(Payments) from settlement of interest rate protection agreements	(1,533)	(7,360)
Proceeds from sale of OP Units	6,354	5,383
Proceeds from sale of Preference Interests	—	48,500
Proceeds from exercise of EQR options	27,030	29,468
Redemption of Preference Units	—	(210,500)
Payment of offering costs	(158)	(1,317)
Distributions:
OP Units—General Partner	(235,548)	(109,189)
Preference Units	(35,832)	(49,898)
Preference Interests	(10,132)	(8,496)
Junior Preference Units	(162)	(109)
OP Units—Limited Partners	(20,095)	(9,949)
Minority Interests—Partially Owned Properties	(10,375)	(665)
Principal receipts on employee notes, net	173	145

Net cash (used for) financing activities	(401,554)	(449,719)

Net increase in cash and cash equivalents	37,339	2,842
Cash and cash equivalents, beginning of period	51,603	23,772

Cash and cash equivalents, end of period	$88,942	$26,614

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$184,216	$187,195

Mortgage loans assumed through real estate acquisitions	$14,000	$45,918

Mortgage loans (assumed) by purchaser in real estate and furniture rental business dispositions	$(1,680)	$(27,358)

Transfers to real estate held for disposition	$—	$38,741

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Business

        ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential ("EQR"). EQR is a Maryland real estate investment trust ("REIT") formed on March 31, 1993 and is a fully integrated real estate company engaged in the acquisition, ownership, management and operation of multifamily properties.

        EQR is the general partner of, and as of June 30, 2002, owned an approximate 92.4% ownership interest in ERPOP. The Company conducts substantially all of its business and owns substantially all of its assets through ERPOP. ERPOP is, in turn, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate. As used herein, the term "Operating Partnership" includes ERPOP and those entities owned or controlled by it. As used herein, the term "Company" means EQR and the Operating Partnership.

        As of June 30, 2002, the Operating Partnership owned or had interests in a portfolio of 1,065 multifamily properties containing 227,963 apartment units located in 36 states consisting of the following:

	Number of Properties	Number of Units
Wholly Owned Properties	943	198,676
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	86	22,356

Total Properties	1,065	227,963

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

  Derivative Instruments and Hedging Activities

        The following table summarizes the Operating Partnership's consolidated derivative instruments and hedging activities at June 30, 2002 (amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Offsetting Swaps/Caps	Offsetting Reverse Swap/Caps
Current Notional Balance	$400,000	$220,000	$255,117	$255,117
Lowest Possible Notional	$400,000	$220,000	$251,410	$251,410
Highest Possible Notional	$400,000	$220,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	5.3325%	4.528%	4.458%
Highest Interest Rate	5.81000%	7.2500%	6.000%	6.000%
Earliest Maturity Date	2003	2005	2003	2003
Latest Maturity Date	2005	2011	2007	2007
Estimated Asset (Liability) Fair Value	$(14,664)	$4,258	$(5,093)	$4,821

        At June 30, 2002, certain unconsolidated development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans. The Operating Partnership has recorded its proportionate share of these qualifying hedges on its consolidated balance sheets. These swaps have been designated as cash flow hedges with a current aggregate notional amount of $379.3 million (notional amounts range from $123.9 million to $562.3 million over the terms of the swaps) at interest rates ranging from 2.28% to 6.94% maturing at various dates ranging from 2002 to 2005 with a net liability fair value of $11.3 million.

        On June 30, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $10.7 million and as a reduction to investment in unconsolidated entities of approximately $11.3 million. As of June 30, 2002, there were approximately $30.8 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at June 30, 2002, the Operating Partnership may recognize an estimated $16.4 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2003, of which $6.0 million is related to the unconsolidated development partnerships.

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

3.    Partners' Capital

        The following table presents the changes in the Operating Partnership's issued and outstanding OP Units for the six months ended June 30, 2002:

2002
Operating Partnership's OP Units outstanding at January 1,	294,818,566
Issued to General Partner:
Conversion of Series E Preference Units	723,048
Conversion of Series H Preference Units	4,050
Employee Share Purchase Plan	212,395
Dividend Reinvestment—DRIP Plan	26,843
Share Purchase—DRIP Plan	21,819
Exercise of EQR options	1,301,917
Restricted EQR share grants, net	912,128
Issued to Limited Partners:
Issuance through acquisitions	2,520

Operating Partnership's OP Units outstanding at June 30,	298,023,286

        The limited partners of the Operating Partnership as of June 30, 2002 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units (the "Limited Partners") and own an approximate 7.57% ownership interest in ERPOP. Subject to applicable securities law restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

        EQR contributes all net proceeds from its various equity offerings (including proceeds from exercise of options for EQR Common Shares) to the Operating Partnership. In return for those contributions, EQR receives a number of OP Units in ERPOP equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in ERPOP equal in number and having the same terms as the preferred shares issued in the equity offering).

        The following table presents the Operating Partnership's issued and outstanding "Preference Units" as of June 30, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit(1)
		June 30, 2002	December 31, 2001
Preference Units:
9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$22.81252	$125,000	$125,000
9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$22.81252	115,000	115,000
8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$21.50000	175,000	175,000
Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 2,716,012 and 3,365,794 units issued and outstanding at June 30, 2002 and December 31, 2001, respectively	$1.75000	67,900	84,145
7 1/4% Series G Convertible Cumulative Preference Units; liquidation value $250 per unit; 1,264,700 units issued and outstanding at June 30, 2002 and December 31, 2001	$18.12500	316,175	316,175
7.00% Series H Cumulative Convertible Preference Units, liquidation value $25 per unit; 51,228 and 54,027 units issued and outstanding at June 30, 2002 and December 31, 2001, respectively	$1.75000	1,281	1,351
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.14500	50,000	50,000
7.625% Series L Cumulative Redeemable Preference Units; liquidation value $25 per unit; 4,000,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$1.90625	100,000	100,000

		$950,356	$966,671

(1)
Dividends on all series of Preference Units are payable quarterly at various dates. Dividend rates listed for Series B, C, D and G are Preference Unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

        The following table presents the issued and outstanding Preference Interests as of June 30, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit(1)
		June 30, 2002	December 31, 2001
Preference Interests:
8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.0000	$40,000	$40,000
8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.2500	55,000	55,000
8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.2500	11,000	11,000
8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.1875	21,000	21,000
8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.2500	50,000	50,000
8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$4.1875	9,000	9,000
7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$3.9375	25,500	25,500
7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$3.8125	9,500	9,500
7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$3.8125	13,500	13,500
7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at June 30, 2002 and December 31, 2001	$3.8125	11,500	11,500

		$246,000	$246,000

(1)
Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

        The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units (the "Junior Preference Units") as of June 30, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit(1)
		June 30, 2002	December 31, 2001
Junior Preference Units:
Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at June 30, 2002 and December 31, 2001	$5.46934	$5,662	$5,662
Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2002 and December 31, 2001	$2.00000	184	184

		$5,846	$5,846

(1)
Dividends on both series of Junior Preference Units are payable quarterly at various dates.

4.    Real Estate Acquisitions

        During the six months ended June 30, 2002, the Operating Partnership acquired the seven properties listed below from unaffiliated parties for a total purchase price of $166.5 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price
				(in thousands)
3/28/02	Isles at Sawgrass	Sunrise, FL	368	$26,000
4/24/02	Center Pointe	Beaverton, OR	264	19,100
4/30/02	Mira Flores	Palm Beach Gardens, FL	352	29,250
5/15/02	Gramercy Park	Houston, TX	384	26,000
5/31/02	Enclave at Winston Park	Coconut Creek, FL	278	25,450
5/31/02	St. Andrews at Winston Park	Coconut Creek, FL	284	25,450
6/21/02	Westside Villas VII	Los Angeles, CA	53	15,250

			1,983	$166,500

5.    Real Estate Dispositions

        During the six months ended June 30, 2002, the Operating Partnership disposed of the twenty-three properties listed below to unaffiliated parties. The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $28.4 million and a net gain on sales of unconsolidated entities of approximately $5.2 million.

Date Disposed	Property	Location	Number Of Units	Disposition Price (in thousands)
01/17/02	Ravenwood	Mauldin, SC	82	$2,425
01/24/02	Larkspur I & II	Moraine, OH	45	899
01/31/02	Springwood II	Austintown, OH	43	900
02/21/02	Scottsdale Courtyards	Scottsdale, AZ	274	26,500
04/11/02	Applegate	Lordstown, OH	39	723
04/11/02	Applerun	Warren, OH	48	1,054
04/11/02	Brunswick	Cortland, OH	59	1,424
05/01/02	The Landings	Memphis, TN	292	10,300
05/03/02	Waterbury	Clarksville, TN	54	1,385
05/09/02	Arboretum	Tucson, AZ	496	25,000
05/09/02	Orange Grove Village	Tucson, AZ	400	17,400
05/09/02	Village at Tanque Verde	Tucson, AZ	217	9,100
05/14/02	Canyon Crest Views	Riverside, CA	178	20,450
05/14/02	Merrimac Woods	Costa Mesa, CA	123	12,950
05/14/02	Sierra Canyon	Santa Clarita, CA	232	23,500
05/15/02	Meadowood	Wellsville, OH	40	812
05/23/02	Pine Meadow	Greensboro, NC	204	7,550
05/23/02	Palms at South Shore	League City, TX	240	12,850
05/31/02	California Gardens	Jacksonville, FL	71	1,468
05/31/02	Westcreek	Jacksonville, FL	86	2,282
06/19/02	Apple Run	Hillsdale, MI	39	1,047
Various	Four Lakes Condo Units	Lisle, IL	57	5,851

	Wholly Owned Properties		3,319	185,870

01/31/02	Mount Laurel Crossing*	Mt. Laurel, NJ	296	11,317
04/23/02	Foxton*	Seymour, IN	39	—

	Unconsolidated Properties		335	11,317

Total			3,654	$197,187

*
Represents the Operating Partnership's share of the net disposition proceeds.

6.    Commitments to Acquire/Dispose of Real Estate

        As of June 30, 2002, in addition to the property that was subsequently acquired as discussed in Note 17, the Operating Partnership had entered into separate agreements to acquire two multifamily properties containing 603 units from unaffiliated parties. The Operating Partnership expects a combined purchase price of approximately $42.1 million.

        As of June 30, 2002, in addition to the properties that were subsequently disposed of as discussed in Note 17, the Operating Partnership had entered into separate agreements to dispose of fourteen multifamily properties containing 2,756 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $134.5 million.

        The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.    Investments in Unconsolidated Entities

        The Operating Partnership has entered into various joint venture agreements with third party companies. The following table summarizes the Operating Partnership's investments in unconsolidated entities as of June 30, 2002 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects(1)	Projects Under Development	Lexford / Other	Totals
Total projects	45	10	18	26	99	(2)

Total units	10,846	3,038	5,523	3,313	22,720	(2)

ERPOP's percentage ownership of mortgage notes payable	25.0%	96.4%	100.0%	19.5%
ERPOP's share of mortgage notes payable(4)	$121,200	$242,431	$341,703	$12,913	$718,247	(3)

(1)
The Operating Partnership determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)
Includes four projects consisting of 1,522 units, which are completed and not yet stabilized, but are included in the Operating Partnership's property/unit counts at June 30, 2002. The remaining 14 properties containing 4,001 units are not included in the Operating Partnership's property/unit counts at June 30, 2002. Totals also exclude Fort Lewis Military Housing consisting of 1 property and 3,637 units.

(3)
A total of $698,597 is available for funding under these construction loans, of which $341,703 was funded and outstanding as of June 30, 2002.

(4)
As of July 30, 2002, the Operating Partnership has funded $54.5 million as additional collateral for certain of these loans (see Note 8). All remaining debt is non-recourse to EQR and the Operating Partnership.

        Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction. The Operating Partnership does not consolidate these entities, as it does not have sole control of major decisions (such as sale and/or financing/refinancing). The Operating Partnership's common equity ownership interests in these entities range from 4.5% to 57.0% at June 30, 2002.

        These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Operating Partnership's share of net income or loss from the unconsolidated entity. Prior to the project being completed, the Operating Partnership capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method. During the six months ended June 30, 2002 and 2001, the Operating Partnership capitalized $8.0 million and

$9.3 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

        The Operating Partnership generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development, with the remaining cost financed through third-party construction mortgages.

8.    Deposits—Restricted

        As of June 30, 2002, deposits-restricted totaled $149.9 million and primarily included the following:

  •
  deposits in the amount of $54.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

  •
  approximately $32.9 million in tax-deferred exchange proceeds; and

  •
  approximately $62.5 million for resident security, utility, and other deposits.

9.    Mortgage Notes Payable

        As of June 30, 2002, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.2 billion.

        During the six months ended June 30, 2002, the Operating Partnership:

  •
  repaid $135.7 million of mortgage loans;

  •
  assumed $14.0 million of mortgage debt on one property in connection with its acquisition;

  •
  disposed of $1.7 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties and the furniture rental business; and

  •
  received $47.2 million in construction loan draw proceeds on certain properties.

        As of June 30, 2002, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness were at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 1.10% to 12.465% at June 30, 2002. During the six months ended June 30, 2002, the weighted average interest rate was 6.41%.

10.  Notes

        As of June 30, 2002, the Operating Partnership had outstanding unsecured notes of approximately $2.4 billion.

        During the six months ended June 30, 2002, the Operating Partnership:

  •
  issued $400.0 million of ten-year 6.625% fixed rate public notes, receiving net proceeds of $394.5 million;

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity; and

  •
  repaid $125.0 million of 7.95% fixed rate pubic notes at maturity.

        As of June 30, 2002, scheduled maturities for the Operating Partnership's outstanding notes are at various dates through 2029. The interest rate range on the Operating Partnership's notes was 4.75% to 7.75% at June 30, 2002. During the six months ended June 30, 2002, the weighted average interest rate was 6.50%.

11.  Line of Credit

        On May 30, 2002, the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005. The new line of credit replaced the Operating Partnership's $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002. Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership's credit rating, or based upon bids received from the lending group. The prior existing revolving credit facility was terminated upon the closing of the new facility. As of June 30, 2002, no amounts were outstanding and $84.0 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit. During the six months ended June 30, 2002, the weighted average interest rate was 2.50%.

12.  Calculation of Net Income Per Weighted Average OP Unit

        The following tables set forth the computation of net income per OP Unit—basic and net income per OP Unit—diluted:

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
	(Amounts in thousands except per OP Unit amounts)
Numerator:
Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items, cumulative effect of change in accounting principle and allocation to preference unit/interest distributions	$192,833	$204,896	$95,769	$102,976
Allocation to Minority Interests—Partially Owned Properties	(1,325)	(238)	(519)	(133)
Income from investments in unconsolidated entities	233	960	7	610
Allocation to Preference Units	(38,513)	(48,672)	(19,122)	(24,213)
Allocation to Preference Interests	(10,106)	(8,557)	(5,053)	(4,599)
Allocation to Junior Preference Units	(162)	(190)	(81)	(81)

Income before net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	142,960	148,199	71,001	74,560
Net gain (loss) on sales of unconsolidated entities	5,246	339	(411)	339
Net gain on sales of discontinued operations	28,446	46,226	25,630	4,448
Discontinued operations, net	2,994	3,666	535	1,574
Extraordinary items	(468)	106	(371)	(205)
Cumulative effect of change in accounting principle	—	(1,270)	—	—

Numerator for net income per OP Unit—basic	179,178	197,266	96,384	80,716
Effect of dilutive securities:
Distributions on convertible preference units/interests	—	242	22	—

Numerator for net income per OP Unit—diluted	$179,178	$197,508	$96,406	$80,716

Denominator:
Denominator for net income per OP Unit—basic	294,957	290,086	295,799	290,509
Effect of dilutive securities:
Convertible preference units/interests	—	370	75	—
Dilution for OP Units issuable upon assumed exercise/vesting of the Company's share options/restricted shares	3,465	3,361	3,620	3,430

Denominator for net income per OP Unit—diluted	298,422	293,817	299,494	293,939

Net income per OP Unit—basic	$0.61	$0.68	$0.33	$0.28

Net income per OP Unit—diluted	$0.60	$0.67	$0.32	$0.27

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
	(Amounts in thousands except per OP Unit amounts)
Net income per OP Unit—basic:
Income before net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit—basic	$0.48	$0.51	$0.24	$0.26
Net gain (loss) on sales of unconsolidated entities	0.02	—	—	—
Net gain on sales of discontinued operations	0.10	0.16	0.09	0.02
Discontinued operations, net	0.01	0.01	—	—
Extraordinary items	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—

Net income per OP Unit—basic	$0.61	$0.68	$0.33	$0.28

Net income per OP Unit—diluted:
Income before net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit—diluted	$0.48	$0.50	$0.24	$0.25
Net gain (loss) on sales of unconsolidated entities	0.01	—	—	—
Net gain on sales of discontinued operations	0.10	0.16	0.08	0.02
Discontinued operations, net	0.01	0.01	—	—
Extraordinary items	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—

Net income per OP Unit—diluted	$0.60	$0.67	$0.32	$0.27

        Convertible preference units/interests that could be converted into 15,648,034 and 14,921,384 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the six months ended June 30, 2002 and 2001, respectively, and 15,369,255 and 15,379,910 weighted average Common Shares for the quarters ended June 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

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

        The components of discontinued operations for the six months and quarters ended June 30, 2002 and 2001 are outlined below and include the results of operations through the date of each respective sale for the six months and quarter ended June 30, 2002 and a full six months and quarter of operations for the six months and quarter ended June 30, 2001, for the following:

  •
  the sale of the furniture rental business; and

  •
  the twenty-one Wholly Owned Properties sold (see Note 5).

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
	(Amounts in thousands)
REVENUES
Rental income	$8,762	$12,858	$2,628	$6,432
Interest and other income	3	26	1	25
Furniture income	1,361	30,027	(4)	15,155

Total revenues	10,126	42,911	2,625	21,612

EXPENSES
Property and maintenance	2,787	3,332	1,267	1,617
Real estate taxes and insurance	881	1,162	254	589
Depreciation	2,125	3,309	569	1,662
Interest expense incurred, net	36	300	—	147
Furniture expenses	1,303	30,499	—	15,670
Amortization of goodwill	—	643	—	353

Total expenses	7,132	39,245	2,090	20,038

Discontinued operations, net	$2,994	$3,666	$535	$1,574

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

        In regards to the funding of properties in the development stage and the agreements with multifamily residential real estate developers, the Operating Partnership funded a net total of $40.3 million during the six months ended June 30, 2002. In connection with one development agreement, the Operating Partnership has an obligation to fund up to an additional $9.5 million to guarantee third party construction financing. As of June 30, 2002, the Operating Partnership has 21 projects under development (includes three consolidated projects) with estimated completion dates ranging through March 31, 2004.

        For one development agreement, the Operating Partnership's partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value. If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Operating Partnership's partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.

        Under a second development agreement, the Operating Partnership's partner has the right, at any time following completion of a project, to require the Operating Partnership to purchase the partners' interest in that project at a mutually agreeable price. If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Operating Partnership at the agreed-upon price.

        The Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of June 30, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

15.  Asset Impairment

        For the six months ended June 30, 2002 and 2001, the Operating Partnership recorded approximately $0.6 million and $6.8 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of review of the existing investments reflected on the consolidated balance sheet. These impairment losses are reflected on the statement of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

16.  Reportable Segments

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

        The Operating Partnership's primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Operating Partnership's rental real estate segment comprised approximately 98.7% and 97.6% of total revenues for the six months ended June 30, 2002, and 2001, respectively, and approximately 98.5% and 97.5% of total revenues for the quarters ended June 30, 2002 and 2001, respectively. The Operating Partnership's rental real estate segment comprised approximately 99.6% and 99.4% of total assets at June 30, 2002 and December 31, 2001, respectively.

        The primary financial measure for the Operating Partnership's rental real estate segment is net operating income ("NOI"), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from our rental real estate totaled approximately $613.4 million and $609.5 million for the six months ended June 30, 2002 and 2001, respectively, and approximately $307.9 million and $304.8 million for the quarters ended June 30, 2002 and 2001, respectively.

        During the acquisition, development and/or disposition of real estate, the NOI return on total capitalized costs is the primary measure of financial performance the Operating Partnership considers.

        The Operating Partnership's fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

17.  Subsequent Events/Other

        During the six months ended June 30, 2002, the Operating Partnership entered into an agreement with the U.S. Army with an initial cash investment of $10.0 million and assumed management of 3,637 multifamily units at Fort Lewis, Washington.

        Subsequent to June 30, 2002 and through July 29, 2002, the Operating Partnership:

  •
  acquired one property consisting of 466 units for approximately $37.4 million;

  •
  disposed of seven properties consisting of 1,171 units for approximately $67.2 million;

  •
  repaid $25.2 million of mortgage loans; and

  •
  funded a net of $41.8 million related to the unconsolidated development agreements.

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

Results of Operations

        The following table summarizes the number of properties and related units for the year-to-date periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2000	1,104	227,704
Q1/Q2 2001 Acquisitions	8	2,017	$232.2
Q1/Q2 2001 Dispositions	(28)	(4,189)	$188.7
Q1/Q2 2001 Completed Developments	2	618

At June 30, 2001	1,086	226,150
Q3/Q4 2001 Acquisitions	6	1,406	$155.9
Q3/Q4 2001 Dispositions	(21)	(4,618)	$228.2
Q3/Q4 2001 Completed Developments	5	1,887
Q4 2001 Unit Configuration Changes	—	(24)

At December 31, 2001	1,076	224,801
Q1/Q2 2002 Acquisitions	7	1,983	$166.5
Q2 2002 Fort Lewis	1	3,637
Q1/Q2 2002 Dispositions	(23)	(3,654)	$197.2
Q1/Q2 2002 Completed Developments	4	1,181
Q2 2002 Unit Configuration Changes	—	15

At June 30, 2002	1,065	227,963

        The Operating Partnership's acquisition and disposition activity has impacted overall results of operations for the six months and quarters ended June 30, 2002 and 2001. Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties in July 2001, the disposition of the furniture rental business on January 11, 2002, as well as the properties acquired and developments completed in 2001 and 2002, which have been partially offset by the properties disposed in 2001 and 2002. Significant change in expenses has also resulted from an increase in insurance costs and general and administrative costs and reductions in variable interest rates, impairment charges and goodwill amortization. This impact is discussed in greater detail in the following paragraphs.

        Properties that the Operating Partnership owned for all of both the six month periods ended June 30, 2002 and June 30, 2001 (the "Six-Month 2002 Same Store Properties"), which represented 194,491 units, and properties that the Operating Partnership owned for all of both the quarters ended June 30, 2002 and June 30, 2001 (the "Second Quarter 2002 Same Store Properties"), which represented 196,211 units, also impacted the Operating Partnership's results of operations. Both the Six-Month 2002 Same Store Properties and Second Quarter 2002 Same Store Properties are discussed in the following paragraphs.

        Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

        For the six months ended June 30, 2002, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $12.1 million when compared to the six months ended June 30, 2001.

        Revenues from the Six-Month 2002 Same Store Properties decreased primarily as a result of lower rental rates charged new residents, increased concessions and lower occupancy at certain properties. Property operating expenses from the Six-Month 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, remained relatively stable with increases in real estate taxes and insurance costs offset by a decrease in utility costs. The following tables provide comparative revenue, expense, net operating income ("NOI") and weighted average occupancy for the Six-Month 2002 Same Store Properties:

June 30, 2002 Year-to-Date Same Store Results

$ in Millions—194,491 Same Store Units

Description	Revenues	Expenses	NOI
YTD 2002	$918.0	$336.8	$581.2
YTD 2001	$930.3	$335.4	$594.9
Change	$(12.3)	$1.4	$(13.7)

% Change	(1.3%)	0.4%	(2.3%)

Same Store Occupancy Statistics

YTD 2002	93.98%
YTD 2001	94.63%

Change	(0.65%)

        For properties that the Operating Partnership acquired prior to December 31, 2000 and expects to continue to own through December 31, 2002, the Operating Partnership anticipates the following operating assumptions for the year ending December 31, 2002:

2002 Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(2.3%) to (2.0%)
Expense Change	1.0% to 1.5%
NOI Change	(4.5%) to (3.75%)
Dispositions	$500 million
Refinancing	$200 million at 7.0%

        These 2002 operating assumptions are based on current expectations and are forward-looking.

        Rental income from properties other than Six-Month 2002 Same Store Properties increased by approximately $9.3 million primarily as a result of revenue from properties the Operating Partnership acquired in 2001 and 2002 and additional Partially Owned Properties that the Operating Partnership consolidated in 2001.

        Interest and other income decreased by approximately $2.2 million, primarily as a result of lower balances available for investment and related interest rates being earned on the Operating Partnership's short-term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

        Interest income—investment in mortgage notes decreased by $8.8 million as a result of the Operating Partnership consolidating previously Unconsolidated Properties in July 2001. No additional interest income will be recognized on such mortgage notes in future years as the Operating Partnership now consolidates the results related to these previously Unconsolidated Properties.

        Property management expenses include off-site expenses associated with the self-management of the Operating Partnership's properties. These expenses increased by approximately $0.9 million or 2.5%. These expenses increased due to higher overall compensation costs related to a current period expense associated with EQR restricted shares/awards granted to key employees. The Operating Partnership continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership does not have a significant management presence.

        Fee and asset management revenues, net of fee and asset management expenses, increased slightly as a result of the Operating Partnership managing an additional 3,637 units at Fort Lewis starting in April 2002. As of June 30, 2002 and 2001, the Operating Partnership managed 20,142 units and 19,844 units, respectively, for third parties and unconsolidated entities.

        The Operating Partnership recorded impairment charges in 2002 totaling approximately $0.6 million, which is related to one investment in a technology entity. See Note 15 in the Notes to the Consolidated Financial Statements for further discussion.

        Interest expense, including amortization of deferred financing costs, decreased approximately $6.5 million primarily due to lower variable interest rates. During the six months ended June 30, 2002, the Operating Partnership capitalized interest costs of approximately $12.3 million as compared to $12.8 million for the six months ended June 30, 2001. This capitalization of interest primarily related to investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Operating Partnership's indebtedness for the six months ended June 30, 2002 was 6.63% as compared to 7.07% for the six months ended June 30, 2001.

        General and administrative expenses, which include corporate operating expenses, increased approximately $8.2 million between the six months under comparison. This increase was primarily due to higher state income taxes in Michigan and New Jersey as well as the income taxes incurred at one of the Operating Partnership's taxable REIT subsidiaries, which has an ownership interest in properties that in prior periods were classified as Unconsolidated Properties. In addition, retirement plan expenses for certain key executives, and higher overall compensation expenses including a current period expense associated with EQR restricted shares/awards granted to key employees and additional compensation charges and costs associated with EQR's new President also contributed to the increase.

        Net gain (loss) on sales of unconsolidated entities increased by $4.9 million primarily as a result of the sale of one stabilized development property (296 units).

        Net gain on sales of discontinued operations decreased approximately $17.8 million between the periods under comparison. This decrease is primarily the result of approximately 3,500 fewer number of units sold during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 (includes approximately 3,000 units sold into a joint venture in February 2001).

Comparison of the quarter ended June 30, 2002 to the quarter ended June 30, 2001

        For the quarter ended June 30, 2002, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $7.2 million when compared to the quarter ended June 30, 2001.

        Revenues from the Second Quarter 2002 Same Store Properties decreased primarily as a result of lower rental rates charged new residents, increased concessions and lower occupancy at certain properties. Property operating expenses from the Second Quarter 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, decreased primarily as a result of increases in real estate taxes and insurance costs partially offset by decreases in utility costs. The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Second Quarter 2002 Same Store Properties:

Second Quarter 2002 Same Store Results

$ in Millions—196,211 Same Store Units

Description	Revenues	Expenses	NOI
Q2 2002	$463.3	$173.3	$290.0
Q2 2001	$473.4	$170.6	$302.8

Change	$(10.1)	$2.7	$(12.8)

% Change	(2.1%)	1.6%	(4.2%)

Same Store Occupancy Statistics

Q2 2002	94.01%
Q2 2001	94.60%

Change	(0.59%)

        Rental income from properties other than Second Quarter 2002 Same Store Properties increased by approximately $7.6 million primarily as a result of revenue from the properties the Operating Partnership acquired in 2001 and 2002 and additional Partially Owned Properties that the Operating Partnership consolidated in 2001.

        Interest and other income increased by approximately $0.2 million, primarily as a result of a $0.7 million one-time financing fee related to the Fort Lewis loan closing, net of lower balances available for investment and related rates being earned on the Operating Partnership's short term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

        Interest income—investment in mortgage notes decreased by $6.0 million as a result of the Operating Partnership consolidating previously Unconsolidated Properties in July 2001. No additional interest income will be recognized on such mortgage notes in future years as the Operating Partnership now consolidates the results related to these previously Unconsolidated Properties.

        Property management expenses include off-site expenses associated with the self-management of the Operating Partnership's properties. These expenses increased by approximately $0.6 million or 3.2%. These expenses increased due to higher overall compensation costs related to a current period expense associated with EQR restricted shares/awards granted to key employees. The Operating Partnership continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership does not have a significant management presence.

        Fee and asset management revenues, net of fee and asset management expenses, increased slightly as a result of the Operating Partnership managing an additional 3,637 units at Fort Lewis starting in April 2002. As of June 30, 2002 and 2001, the Operating Partnership managed 20,142 units and 19,844 units, respectively, for third parties and unconsolidated entities.

        The Operating Partnership recorded impairment charges in 2002 totaling approximately $0.3 million, which is related to one investment in a technology entity. See Note 15 in the Notes to the Consolidated Financial Statements for further discussion.

        Interest expense, including amortization of deferred financing costs, decreased approximately $1.4 million primarily due to lower variable interest rates. During the quarter ended June 30, 2002, the Operating Partnership capitalized interest costs of approximately $6.4 million as compared to $6.8 million for the quarter ended June 30, 2001. This capitalization of interest primarily related to investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ended June 30, 2002 was 6.75% as compared to 7.07% for the quarter ended June 30, 2001.

        General and administrative expenses, which include corporate operating expenses, increased approximately $4.2 million between the quarters under comparison. This increase was primarily due to higher state income taxes in Michigan and New Jersey as well as the income taxes incurred at one of the Operating Partnership's taxable REIT subsidiaries, which has an ownership interest in properties that in prior periods were classified as Unconsolidated Properties. In addition, retirement plan expenses for certain key executives, and higher overall compensation expenses including a current period expense associated with EQR restricted shares/awards granted to key employees and additional compensation charges and costs associated with EQR's new President also contributed to the increase.

        Net gain on sales of discontinued operations increased approximately $21.2 million between the periods under comparison. This increase is primarily the result of more fully depreciated properties sold during the quarter and an increase of approximately 1,000 units sold.

Liquidity and Capital Resources

        As of January 1, 2002, the Operating Partnership had approximately $51.6 million of cash and cash equivalents and $505.0 million available under its line of credit, of which $59 million was restricted (not available for borrowings). After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at June 30, 2002 was approximately $88.9 million and the amount available on the Operating Partnership's line of credit was $700.0 million, of which $84.0 million was restricted (not available for borrowings).

        Part of the Operating Partnership's acquisition and development funding strategy and the funding of the Operating Partnership's investment in various unconsolidated entities is to utilize its line of credit and to subsequently repay the line of credit from the disposition of Properties, retained cash flows or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the six months ended June 30, 2002, the Operating Partnership:

  •
  disposed of twenty-three properties (including two Unconsolidated Properties) and received net proceeds of approximately $194.8 million;

  •
  disposed of the furniture rental business on January 11, 2002 and received net proceeds of approximately $28.7 million;

  •
  issued $400.0 million of 6.625% fixed rate unsecured debt receiving net proceeds of $394.5 million;

  •
  issued approximately 1.6 million OP Units and received net proceeds of $33.4 million; and

  •
  obtained $47.2 million in new mortgage financing.

        All of these proceeds were utilized to:

  •
  repay the line of credit;

  •
  repay mortgage indebtedness on selected properties;

  •
  repay public unsecured debt;

  •
  invest in unconsolidated entities; and

  •
  purchase additional properties.

        During the six months ended June 30, 2002, the Operating Partnership:

  •
  repaid $195.0 million on its line of credit;

  •
  repaid $135.7 million of mortgage loans;

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

  •
  repaid $125.0 million of 7.95% fixed rate public notes at maturity;

  •
  funded a net of $40.3 million in accordance with its development agreements;

  •
  funded $10.0 million in connection with its agreement with the U.S. Army; and

  •
  acquired seven properties utilizing cash of $153.0 million.

        The Operating Partnership's total debt summary and debt maturity schedule, as of June 30, 2002, are as follows:

Debt Summary as of June 30, 2002

	$ Millions	Weighted Average Rate
Secured	$3,210	6.28%
Unsecured	2,439	6.52%

Total	$5,649	6.39%
Fixed Rate	$4,965	6.89%
Floating Rate	684	2.72%

Total	$5,649	6.39%
Above Totals Include:
Total Tax Exempt	$958	3.75%
Unsecured Revolving Credit Facility	$—	—

Debt Maturity Schedule as of June 30, 2002

Year	$ Millions	% of Total
2002	$245	4.3%
2003	310	5.5%
2004	592	10.5%
2005*	684	12.1%
2006	429	7.6%
2007	273	4.8%
2008	511	9.0%
2009	405	7.2%
2010	256	4.5%
2011+	1,944	34.4%

Total	$5,649	100.0%

*Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

        The Operating Partnership's "Consolidated Debt-to-Total Market Capitalization Ratio" as of June 30, 2002 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR's Common Shares on the New York Stock Exchange; (ii) the "OP Unit Equivalent" of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of June 30, 2002

Total Debt		$5,649,483,792
OP Units	298,023,286
OP Unit Equivalents (see below)	15,134,806

Total Outstanding at quarter-end	313,158,092
EQR Common Share Price at June 28, 2002	$28.75

		9,003,295,145
Perpetual Preference Units Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000

Total Market Capitalization		$15,429,278,937
Debt/Total Market Capitalization		36.62%

Convertible Preference Units, Preference Interests
and Junior Preference Units
As of June 30, 2002

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	2,716,012	1.1128	3,022,378
Series G	1,264,700	8.5360	10,795,479
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total Convertible	4,785,923		15,134,806

        The Operating Partnership's policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

        From July 1, 2002 through July 29, 2002, the Operating Partnership:

  •
  acquired one property consisting of 466 units for approximately $37.4 million;

  •
  disposed of seven properties consisting of 1,171 units for approximately $67.2 million;

  •
  repaid $25.2 million of mortgage loans;

  •
  funded a net of $41.8 million related to the unconsolidated development agreements; and

  •
  announced that EQR's Board of Trustees has approved a share repurchase program under which EQR may repurchase, from time to time, up to $200.0 million of EQR's Common Shares through open market or privately negotiated transactions. This program would initially be funded using the Operating Partnership's line of credit.

  Investments in Unconsolidated Entities

        In connection with one development agreement, the Operating Partnership has an obligation to fund up to an additional $9.5 million to guarantee third party construction financing. As of June 30, 2002, the Operating Partnership has 18 projects under development with estimated completion dates ranging through March 31, 2004.

        For one development agreement, the Operating Partnership's partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value. If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Operating Partnership's partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.

        Under a second development agreement, the Operating Partnership's partner has the right, at any time following completion of a project, to require the Operating Partnership to purchase the partners' interest in that project at a mutually agreeable price. If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Operating Partnership at the agreed-upon price.

  Capitalization of Fixed Assets and Improvements to Real Estate:

        Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:

  •
  Replacements (inside the unit). These include:

  •
  carpets and hardwood floors;

  •
  appliances;

  •
  mechanical equipment such as individual furnace/air units, hot water heaters, etc;

  •
  furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc;

  •
  flooring such as vinyl, linoleum or tile; and

  •
  blinds/shades

  We capitalize approximately $260 to $270 per unit annually for inside the unit replacements. All replacements are depreciated over a five-year estimated useful life. We expense as incurred all maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

  •
  Building improvements (outside the unit). These include:

  •
  roof replacement and major repairs;

  •
  paving or major resurfacing of parking lots, curbs, sidewalks;

  •
  amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;

    •
    major building mechanical systems;

    •
    interior and exterior structural repair, replacements and exterior painting;

    •
    major landscaping and grounds improvement;

    •
    vehicles and office and maintenance equipment.

  We capitalize approximately $340 to $370 per unit annually for outside the unit building improvements. All building improvements are depreciated over a five to ten-year estimated useful life. We expense as incurred all recurring expenditures that do not improve the value of the asset or extend its useful life.

        For the six months ended June 30, 2002, our actual improvements to real estate totaled approximately $66.5 million. This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Six Months Ended June 30, 2002

	Total Units(1)	Replacements(2)	Per Unit	Building Improvements(3)	Per Unit	Total	Per Unit
Established Properties(4)	178,870	$22,661	$127	$31,640	$177	$54,301	$304
New Acquisition Properties(5)	19,743	2,172	120	3,084	171	5,256	291
Other(6)	6,994	1,639		5,313		6,952

Total	205,607	$26,472		$40,037		$66,509

(1)
Total units exclude 22,356 unconsolidated units.

(2)
Replacements include new expenditures inside the units such as carpets, appliances, mechanical equipment, fixtures and vinyl flooring.

(3)
Building improvements include roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)
Wholly Owned Properties acquired prior to January 1, 2000.

(5)
Wholly Owned Properties acquired during 2000, 2001 and YTD 2002. Per unit amounts are based on a weighted average of 18,070 units.

(6)
Other includes Partially Owned and sold properties, commercial space and condominium conversions.

        We anticipate capitalizing an average of approximately $600 to $640 per unit annually for inside and outside the unit capital improvements to our real estate. Total improvements to real estate for the remainder of 2002 are estimated to be $65.0 million.

        During the six months ended June 30, 2002, the Operating Partnership's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership's property management offices and its corporate offices, was approximately $4.6 million. Total additions to non-real estate property for the remainder of 2002 are estimated at $2.2 million.

        Improvements to real estate and additions to non-real estate property for both 2002 and 2001 were funded from net cash provided by operating activities.

  Other

        Total distributions paid in July 2002 amounted to $147.7 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the quarter ended June 30, 2002.

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

        On May 30, 2002 the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility. The new line of credit replaces the Operating Partnership's $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002. The prior existing revolving credit facility terminated upon the closing of the new facility. This new facility matures in May 2005 and will be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of July 31, 2002, $40.0 million was outstanding under this new facility.

        The Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of July 31, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

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

Adjusted Net Income

        For the six months ended June 30, 2002, Adjusted Net Income ("ANI") available to OP units decreased $4.3 million as compared to the six months ended June 30, 2001.

        For the quarter ended June 30, 2002, ANI available to OP Units increased $6.4 million as compared to the quarter ended June 30, 2001.

        The following is a reconciliation of net income available to OP Units to ANI available to OP Units for the six months and quarters ended June 30, 2002 and 2001:

Adjusted Net Income
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
Net income available to OP Units	$179,178	$197,266	$96,384	$80,716
Adjustments:
Acquisition cost depreciation*	192,005	187,797	95,847	94,324
Amortization of goodwill	—	1,924	—	991
Acquisition cost depreciation accumulated on sold properties	(22,532)	(34,774)	(18,588)	(8,575)
Extraordinary items	468	(106)	371	205
Cumulative effect of change in accounting principle	—	1,270	—	—

ANI available to OP Units—basic**	$349,119	$353,377	$174,014	$167,661

Depreciation for replacements and capital improvements	$43,422	$38,830	$22,170	$19,762

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

Funds From Operations

        For the six months ended June 30, 2002, Funds From Operations ("FFO") available to OP Units decreased $4.4 million as compared to the six months ended June 30, 2001.

        For the quarter ended June 30, 2002, FFO available to OP Units decreased $4.3 million as compared to the quarter ended June 30, 2001.

        The following is a reconciliation of net income available to OP Units to FFO available to OP Units for the six months and quarters ended June 30, 2002 and 2001:

Funds from Operations
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2002	2001	2002	2001
Net income available to OP Units	$179,178	$197,266	$96,384	$80,716
Adjustments:
Depreciation/amortization	235,427	228,551	118,017	115,077
Net gain on sales of discontinued operations	(27,576)	(46,226)	(24,760)	(4,448)
Net (gain) loss on sales of unconsolidated entities	(5,246)	(339)	411	(339)
Extraordinary items	468	(106)	371	205
Cumulative effect of change in accounting principle	—	1,270	—	—
Impairment on technology investments	581	6,775	290	3,772

FFO available to OP Units—basic*	$382,832	$387,191	$190,713	$194,983

*
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

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits:
	10.1*	Revolving Credit Agreement, dated as of May 29, 2002, among ERP Operating Limited Partnership, Banc of America Securities LLC, JP Morgan Securities Inc. and the Banks named therein.
	10.2*	Guaranty of Payment, dated as of May 29, 2002, between Equity Residential and Bank of America, N.A., as administrative agent.
	12	Computation of Ratio of Earnings to Combined Fixed Charges.

*
Included as an exhibit to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(B)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
	BY:	EQUITY RESIDENTIAL,
ITS GENERAL PARTNER
Date: August 13, 2002	By:	/s/ DAVID J. NEITHERCUT David J. Neithercut Executive Vice President and Chief Financial Officer
Date: August 13, 2002	By:	/s/ MICHAEL J. MCHUGH Michael J. McHugh Executive Vice President, Chief Accounting Officer and Treasurer

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K