Form 10-Q
period 2002-09-30
ERP OPERATING LTD PARTNERSHIP
filed 2002-11-13
CIK 931182

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24920

ERP OPERATING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Illinois	36-3894853
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)
Two North Riverside Plaza, Chicago, Illinois (Address of Principal Executive Offices)	60606 (Zip Code)

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

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Investment in real estate
Land	$1,854,750	$1,840,170
Depreciable property	11,228,526	11,096,847
Construction in progress	124,811	79,166

	13,208,087	13,016,183
Accumulated depreciation	(2,026,010)	(1,718,845)

Investment in real estate, net of accumulated depreciation	11,182,077	11,297,338
Real estate held for disposition	—	3,371
Cash and cash equivalents	21,756	51,603
Investments in unconsolidated entities	435,701	397,237
Rents receivable	2,951	2,400
Deposits — restricted	168,108	218,557
Escrow deposits — mortgage	58,343	76,700
Deferred financing costs, net	32,881	27,011
Rental furniture, net	—	20,168
Property and equipment, net	—	3,063
Goodwill, net	30,000	47,291
Other assets	66,379	90,886

Total assets	$11,998,196	$12,235,625

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable	$3,088,798	$3,286,814
Notes, net	2,446,779	2,260,944
Line of credit	35,000	195,000
Accounts payable and accrued expenses	139,268	108,254
Accrued interest payable	67,725	62,360
Rents received in advance and other liabilities	71,037	83,005
Security deposits	46,250	47,644
Distributions payable	143,008	141,832

Total liabilities	6,037,865	6,185,853

Commitments and contingencies
Minority Interests — Partially Owned Properties	10,568	4,078

Partners' capital:
Preference Units	946,544	966,671
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
General Partner	4,464,081	4,506,097
Limited Partners	358,729	379,898
Deferred compensation	(26,407)	(25,778)
Accumulated other comprehensive loss	(45,030)	(33,040)

Total partners' capital	5,949,763	6,045,694

Total liabilities and partners' capital	$11,998,196	$12,235,625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
REVENUES
Rental income	$1,504,274	$1,523,723	$501,853	$518,096
Fee and asset management	6,957	5,805	2,647	1,665
Interest and other income	11,551	17,685	2,235	6,166
Interest income—investment in mortgage notes	—	8,786	—	23

Total revenues	1,522,782	1,555,999	506,735	525,950

EXPENSES
Property and maintenance	390,241	411,370	136,104	140,573
Real estate taxes and insurance	153,127	139,827	50,698	45,173
Property management	55,767	56,302	17,565	19,760
Fee and asset management	5,366	5,358	1,702	1,888
Depreciation	348,947	333,041	118,120	113,300
Interest:
Expense incurred, net	255,693	267,572	84,153	89,212
Amortization of deferred financing costs	4,344	4,328	1,362	1,524
General and administrative	33,000	23,604	10,673	9,525
Impairment on corporate housing business	17,122	—	17,122	—
Impairment on technology investments	872	7,968	291	1,193
Amortization of goodwill	—	1,862	—	581

Total expenses	1,264,479	1,251,232	437,790	422,729

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	258,303	304,767	68,945	103,221
Allocation to Minority Interests—Partially Owned Properties	(1,584)	(1,523)	(259)	(1,285)
Income (loss) from investments in unconsolidated entities	(1,746)	1,885	(1,979)	925
Net gain (loss) on sales of unconsolidated entities	(626)	339	(5,872)	—

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	254,347	305,468	60,835	102,861
Net gain on sales of discontinued operations	61,209	99,793	32,763	53,567
Discontinued operations, net	6,815	(49,241)	346	(56,257)

Income before extraordinary items and cumulative effect of change in accounting principle	322,371	356,020	93,944	100,171
Extraordinary items	(468)	(22)	—	(128)
Cumulative effect of change in accounting principle	—	(1,270)	—	—

Net income	$321,903	$354,728	$93,944	$100,043

ALLOCATION OF NET INCOME:
Preference Units	$57,568	$68,097	$19,055	$19,425

Preference Interests	$15,158	$13,390	$5,052	$4,833

Junior Preference Units	$243	$272	$81	$82

General Partner	$229,867	$250,303	$64,473	$69,511
Limited Partners	19,067	22,666	5,283	6,192

Net income available to OP Units	$248,934	$272,969	$69,756	$75,703

Net income per OP Unit—basic	$0.84	$0.94	$0.24	$0.26

Net income per OP Unit—diluted	$0.83	$0.93	$0.23	$0.26

Weighted average OP Units outstanding—basic	295,483	290,803	296,519	292,213

Weighted average OP Units outstanding—diluted	298,690	294,661	299,057	296,391

Distributions declared per OP Unit outstanding	$1.2975	$1.2475	$0.4325	$0.4325

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
Comprehensive income:
Net income	$321,903	$354,728	$93,944	$100,043
Other comprehensive income (loss)—derivative instruments:
Cumulative effect of change in accounting principle	—	(5,334)	—	—
Unrealized holding gains (losses) arising during the period	(12,605)	(20,451)	(14,595)	(17,055)
Losses reclassified into earnings from other comprehensive income	615	397	230	171

Comprehensive income	$309,913	$329,340	$79,579	$83,159

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,903	$354,728
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests — Partially Owned Properties	1,584	1,523
Cumulative effect of change in accounting principle	—	1,270
Depreciation	353,206	349,313
Amortization of deferred financing costs	4,350	4,338
Amortization of discount on investment in mortgage notes	—	(2,256)
Amortization of goodwill	—	2,852
Amortization of discounts and premiums on debt	(589)	(1,424)
Amortization of deferred settlements on interest rate protection agreements	(238)	533
Impairment on corporate housing business	17,122	—
Impairment on furniture rental business	—	60,000
Impairment on technology investments	872	7,968
Loss (income) from investments in unconsolidated entities	1,746	(1,885)
Net gain on sales of discontinued operations	(61,209)	(99,793)
Net loss (gain) on sales of unconsolidated entities	626	(339)
Extraordinary items	468	22
Unrealized loss (gain) on interest rate protection agreements	383	(161)
Book value of furniture sales and rental buyouts	—	8,703
Compensation paid with Company Common Shares	15,158	12,298
Changes in assets and liabilities:
(Increase) in rents receivable	(551)	(2,069)
Decrease in deposits — restricted	8,186	4,538
Additions to rental furniture	—	(17,827)
Decrease (increase) in other assets	11,849	(17,124)
Increase in accounts payable and accrued expenses	32,102	25,535
Increase in accrued interest payable	5,365	25,702
(Decrease) in rents received in advance and other liabilities	(579)	(7,628)
(Decrease) increase in security deposits	(1,037)	885

Net cash provided by operating activities	710,717	709,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(232,097)	(242,366)
Investment in real estate — development	(86,115)	(54,344)
Improvements to real estate	(110,291)	(107,263)
Additions to non-real estate property	(5,562)	(5,210)
Interest capitalized for real estate under development	(6,952)	(6,651)
Interest capitalized for unconsolidated entities under development	(12,492)	(14,381)
Proceeds from disposition of real estate, net	291,368	452,060
Proceeds from disposition of furniture rental business	28,741	—
Proceeds from disposition of unconsolidated entities	34,796	359
Proceeds from refinancing of unconsolidated entities	4,375	5,691
Investments in unconsolidated entities	(97,582)	(69,195)
Distributions from unconsolidated entities	31,021	26,311
Decrease in deposits on real estate acquisitions, net	42,046	98,582
Decrease (increase) in mortgage deposits	19,605	(4,167)
Business combinations, net of cash acquired	(658)	(8,231)
Consolidation of previously Unconsolidated Properties	—	52,841
Investment in property and equipment	—	(2,185)
Principal receipts on investment in mortgage notes	—	61,419
Other investing activities, net	192	(58)

Net cash (used for) provided by investing activities	(99,605)	183,212

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(10,495)	$(4,383)
Mortgage notes payable:
Proceeds	104,572	59,312
Lump sum payoffs	(283,681)	(315,302)
Scheduled principal repayments	(24,351)	(24,210)
Prepayment premiums/fees	(468)	(201)
Notes, net:
Proceeds	397,064	299,316
Lump sum payoffs	(225,000)	—
Scheduled principal repayments	(4,669)	(4,649)
Line of credit:
Proceeds	368,500	436,491
Repayments	(528,500)	(791,953)
(Payments) from settlement of interest rate protection agreements	(1,534)	(7,360)
Proceeds from sale of OP Units	8,425	7,277
Proceeds from sale of Preference Interests	—	48,500
Proceeds from exercise of EQR options	28,542	56,326
Redemption of Preference Units	—	(210,500)
Payment of offering costs	(170)	(1,535)
Distributions:
OP Units — General Partner	(354,683)	(218,632)
Preference Units	(57,919)	(69,359)
Preference Interests	(15,185)	(13,338)
Junior Preference Units	(243)	(190)
OP Units — Limited Partners	(29,859)	(19,738)
Minority Interests — Partially Owned Properties	(11,568)	(31,970)
Principal receipts on employee notes, net	263	219

Net cash (used for) financing activities	(640,959)	(805,879)

Net (decrease) increase in cash and cash equivalents	(29,847)	87,035
Cash and cash equivalents, beginning of period	51,603	23,772

Cash and cash equivalents, end of period	$21,756	$110,807

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$270,885	$270,849

Mortgage loans assumed through real estate acquisitions	$14,000	$45,918

Mortgage loans (assumed) by purchaser in real estate and furniture rental business dispositions	$(8,840)	$(28,231)

Transfers to real estate held for disposition	$—	$4,102

Mortgage loans recorded as a result of consolidation of previously Unconsolidated Properties	$—	$301,502

Net (assets) liabilities recorded as a result of consolidation of previously Unconsolidated Properties	$—	$(20,839)

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

        EQR is the general partner of, and as of September 30, 2002, owned an approximate 92.4% ownership interest in ERPOP. The Company conducts substantially all of its business and owns substantially all of its assets through ERPOP. ERPOP is, in turn, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate. As used herein, the term "Operating Partnership" includes ERPOP and those entities owned or controlled by it. As used herein, the term "Company" means EQR and the Operating Partnership.

        As of September 30, 2002, the Operating Partnership owned or had interests in a portfolio of 1,059 multifamily properties containing 227,426 apartment units located in 36 states consisting of the following:

	Number of Properties	Number of Units
Wholly Owned Properties	934	197,354
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	89	23,141

Total Properties	1,059	227,426

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

  Other

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting. SFAS No. 141 is effective for fiscal years beginning after December 15, 2001. The Operating Partnership adopted the standard effective January 1, 2002.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to eliminate the amortization of goodwill in favor of a periodic impairment based approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Operating Partnership adopted the standard effective January 1, 2002. See Note 16 for further discussion.

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

3.    Partners' Capital

        The following table presents the changes in the Operating Partnership's issued and outstanding units of limited partnership interest ("OP Units") for the nine months ended September 30, 2002:

2002
Operating Partnership's OP Units outstanding at January 1,	294,818,566
Issued to General Partner:
Conversion of Series E Preference Units	892,625
Conversion of Series G Preference Units	70
Conversion of Series H Preference Units	4,050
Employee Share Purchase Plan	278,655
Dividend Reinvestment—DRIP Plan	41,407
Share Purchase—DRIP Plan	31,347
Exercise of EQR options	1,385,584
Restricted EQR share grants, net	900,000
Issued to Limited Partners:
Issuance through acquisitions	35,600

Operating Partnership's OP Units outstanding at September 30,	298,387,904

        The limited partners of the Operating Partnership as of September 30, 2002 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units (the "Limited Partners") and own an approximate 7.6% ownership interest in ERPOP. Subject to applicable securities law restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

        The following table presents the Operating Partnership's issued and outstanding "Preference Units" as of September 30, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit (1)
		September 30, 2002	December 31, 2001
Preference Units:
9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$22.81252	$125,000	$125,000
9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$22.81252	115,000	115,000
8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$21.50000	175,000	175,000
7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 2,563,614 and 3,365,794 units issued and outstanding at September 30, 2002 and December 31, 2001, respectively	$1.75000	64,090	84,145
7 1/4% Series G Convertible Cumulative Preference Units; liquidation value $250 per unit; 1,264,692 and 1,264,700 units issued and outstanding at September 30, 2002 and December 31, 2001, respectively	$18.12500	316,173	316,175
7.00% Series H Cumulative Convertible Preference Units, liquidation value $25 per unit; 51,228 and 54,027 units issued and outstanding at September 30, 2002 and December 31, 2001, respectively	$1.75000	1,281	1,351
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.14500	50,000	50,000
7.625% Series L Cumulative Redeemable Preference Units; liquidation value $25 per unit; 4,000,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$1.90625	100,000	100,000

		$946,544	$966,671

(1)
Dividends on all series of Preference Units are payable quarterly at various dates. Dividend rates listed for Series B, C, D and G are Preference Unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

        The following table presents the issued and outstanding "Preference Interests" as of September 30, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit (1)
		September 30, 2002	December 31, 2001
Preference Interests:
8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.0000	$40,000	$40,000
8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.2500	55,000	55,000
8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.2500	11,000	11,000
8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.1875	21,000	21,000
8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.2500	50,000	50,000
8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$4.1875	9,000	9,000
7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$3.9375	25,500	25,500
7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$3.8125	9,500	9,500
7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$3.8125	13,500	13,500
7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at September 30, 2002 and December 31, 2001	$3.8125	11,500	11,500

		$246,000	$246,000

(1)
Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

        The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units (the "Junior Preference Units") as of September 30, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit (1)
		September 30, 2002	December 31, 2001
Junior Preference Units:
Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at September 30, 2002 and December 31, 2001	$5.46934	$5,662	$5,662
Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2002 and December 31, 2001	$2.00000	184	184

		$5,846	$5,846

(1)
Dividends on both series of Junior Preference Units are payable quarterly at various dates.

4.    Real Estate Acquisitions

        During the nine months ended September 30, 2002, the Operating Partnership acquired the entire equity interest in the ten properties listed below from unaffiliated parties, and one additional unit at an existing property, for a total purchase price of $245.4 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price (in thousands)
03/28/02	Isles at Sawgrass	Sunrise, FL	368	$26,000
04/24/02	Center Pointe	Beaverton, OR	264	19,100
04/30/02	Mira Flores	Palm Beach Gardens, FL	352	29,250
05/15/02	Gramercy Park	Houston, TX	384	26,000
05/31/02	Enclave at Winston Park	Coconut Creek, FL	278	25,450
05/31/02	St. Andrews at Winston Park	Coconut Creek, FL	284	25,450
06/21/02	Westside Villas VII	Los Angeles, CA	53	15,250
07/17/02	Savannah Lakes	Boynton Beach, FL	466	37,400
08/01/02	Cove at Fisher's Landing	Vancouver, WA	253	17,800
08/08/02	Avon Place (condo unit)	Avon, CT	1	69
08/09/02	Montevista	Dallas, TX	350	23,675

			3,053	$245,444

5.    Real Estate Dispositions

        During the nine months ended September 30, 2002, the Operating Partnership disposed of the thirty-five properties listed below to unaffiliated parties. The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $61.2 million and a net loss on sales of unconsolidated entities of approximately $0.6 million.

Date Disposed	Property	Location	Number of Units	Disposition Price (in thousands)
01/17/02	Ravenwood	Mauldin, SC	82	$2,425
01/24/02	Larkspur I & II	Moraine, OH	45	899
01/31/02	Springwood II	Austintown, OH	43	900
02/21/02	Scottsdale Courtyards	Scottsdale, AZ	274	26,500
04/11/02	Applegate	Lordstown, OH	39	723
04/11/02	Applerun	Warren, OH	48	1,054
04/11/02	Brunswick	Cortland, OH	59	1,424
05/01/02	The Landings	Memphis, TN	292	10,300
05/03/02	Waterbury	Clarksville, TN	54	1,385
05/09/02	Arboretum	Tucson, AZ	496	25,000
05/09/02	Orange Grove Village	Tucson, AZ	400	17,400
05/09/02	Village at Tanque Verde	Tucson, AZ	217	9,100
05/14/02	Canyon Crest Views	Riverside, CA	178	20,450
05/14/02	Merrimac Woods	Costa Mesa, CA	123	12,950
05/14/02	Sierra Canyon	Santa Clarita, CA	232	23,500
05/15/02	Meadowood	Wellsville, OH	40	812
05/23/02	Pine Meadow	Greensboro, NC	204	7,550
05/23/02	Palms at South Shore	League City, TX	240	12,850
05/31/02	California Gardens	Jacksonville, FL	71	1,468
05/31/02	Westcreek	Jacksonville, FL	86	2,282
06/19/02	Apple Run	Hillsdale, MI	39	1,047
07/02/02	Cedar Ridge	Arlington, TX	121	5,500
07/02/02	Fielder Crossing	Arlington, TX	119	4,100
07/09/02	Vacant Land	Detroit, MI	—	10
07/11/02	Stonehenge	Tecumseh, MI	48	1,238
07/11/02	Ashgrove	Marshall, MI	51	1,314
07/12/02	Mill Village	Randolph, MA	311	31,800
07/18/02	Meadowood I	Jackson, MI	47	1,450
07/24/02	Mountain Run	Albuquerque, NM	472	21,500
07/30/02	Celebration at Westchase	Houston, TX	367	16,150
07/30/02	Pleasant Ridge	Arlington, TX	63	2,605
07/31/02	Cedargate I & II	Bowling Green, KY	117	3,020
08/15/02	The Cedars	Charlotte, NC	360	14,800
08/29/02	Bourbon Square (Retail)	Palatine, IL	—	1,200
09/30/02	River Bend	Tampa, FL	296	11,200
Various	Four Lakes Condo Units	Lisle, IL	77	8,191

	Wholly Owned Properties		5,711	304,097

01/31/02	Mount Laurel Crossing*	Mt. Laurel, NJ	296	11,317
04/23/02	Foxton*	Seymour, IN	39	—
08/13/02	Chase Knolls*	Los Angeles, CA	—	23,479

	Unconsolidated Properties		335	34,796

Total			6,046	$338,893

*
Represents the Operating Partnership's share of the net disposition proceeds.

6.    Commitments to Acquire/Dispose of Real Estate

        As of September 30, 2002, the Operating Partnership had entered into separate agreements to acquire two multifamily properties containing 581 units from unaffiliated parties. The Operating Partnership expects a combined purchase price of approximately $44.5 million, including the assumption of mortgage indebtedness of approximately $18.4 million.

        As of September 30, 2002, in addition to the properties that were subsequently disposed of as discussed in Note 18, the Operating Partnership had entered into separate agreements to dispose of seventeen multifamily properties containing 3,338 units to unaffiliated parties. The Operating Partnership expects a combined disposition price of approximately $148.9 million.

        The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.    Investments in Unconsolidated Entities

        The Operating Partnership has entered into various agreements with third party companies. The following table summarizes the Operating Partnership's investments in unconsolidated entities as of September 30, 2002 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects (1)	Projects Under Development		Lexford/ Other	Totals
Total projects	45	13	15		26	99	(2)

Total units	10,846	4,116	4,445		3,313	22,720	(2)

ERPOP's percentage ownership of outstanding debt	25.0%	97.4%	100.0%		21.1%
ERPOP's share of outstanding debt (4)	$121,200	$335,810	$317,898	(3)	$14,702	$789,610

(1)
The Operating Partnership determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)
Includes eleven projects under development consisting of 3,216 units, which are not included in the Operating Partnership's property/unit counts at September 30, 2002. Totals also exclude Fort Lewis Military Housing consisting of 1 property and 3,637 units.

(3)
A total of $609.4 million is available for funding under this construction debt, of which $317.9 million was funded and outstanding at September 30, 2002.

(4)
As of November 4, 2002, the Operating Partnership has funded $54.5 million as additional collateral on selected debt (see Note 8). All remaining debt is non-recourse to EQR and the Operating Partnership.

        Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction. The Operating Partnership does not consolidate these entities as it does not have sole control of major decisions (such as sale and/or financing/refinancing). The Operating Partnership's common equity ownership interests in these entities range from 4.5% to 57.0% at September 30, 2002.

        These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Operating Partnership's share of net income or loss from the unconsolidated entity. Prior to the project being completed, the Operating Partnership capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method. During the nine months ended September 30, 2002 and 2001, the Operating Partnership capitalized $12.5 million and $14.4 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

        The Operating Partnership generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development, with the remaining cost financed through third-party construction mortgages.

8.    Deposits—Restricted

        As of September 30, 2002, deposits-restricted totaled $168.1 million and primarily included the following:

  •
  deposits in the amount of $54.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

  •
  approximately $47.5 million in tax-deferred exchange proceeds; and

  •
  approximately $66.1 million for resident security, utility, and other deposits.

9.    Mortgage Notes Payable

        As of September 30, 2002, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.1 billion.

        During the nine months ended September 30, 2002, the Operating Partnership:

  •
  repaid $308.0 million of mortgage loans;

  •
  assumed $14.0 million of mortgage debt on one property in connection with its acquisition;

  •
  disposed of $8.8 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties and the furniture rental business;

  •
  obtained $74.6 million in construction loans on certain properties; and

  •
  obtained $30.0 million of mortgage loans on certain properties.

        As of September 30, 2002, scheduled maturities for the Operating Partnership's outstanding mortgage indebtedness were at various dates through October 1, 2033. The interest rate range on the Operating Partnership's mortgage debt was 1.55% to 12.465% at September 30, 2002. During the nine months ended September 30, 2002, the weighted average interest rate was 6.37%.

10.  Notes

        As of September 30, 2002, the Operating Partnership had outstanding unsecured notes of approximately $2.4 billion.

        During the nine months ended September 30, 2002, the Operating Partnership:

  •
  issued $400.0 million of ten-year 6.625% fixed rate public notes, receiving net proceeds of $394.5 million;

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

  •
  repaid $125.0 million of 7.95% fixed rate pubic notes at maturity; and

  •
  repaid $4.7 million of other unsecured notes.

        As of September 30, 2002, scheduled maturities for the Operating Partnership's outstanding notes are at various dates through 2029. The interest rate range on the Operating Partnership's notes was 4.75% to 7.75% at September 30, 2002. During the nine months ended September 30, 2002, the weighted average interest rate was 6.47%.

11.  Line of Credit

        On May 30, 2002, the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005. The new line of credit replaced the Operating Partnership's $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002. The prior existing revolving credit facility was terminated upon the closing of the new facility. Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership's credit rating, or based upon bids received from the lending group. As of September 30, 2002, $35.0 million was outstanding and $83.3 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit. During the nine months ended September 30, 2002, the weighted average interest rate on borrowings under the former and new lines of credit was 2.49%.

12.  Derivative Instruments and Hedging Activities

        The following table summarizes the Operating Partnership's consolidated derivative instruments and hedging activities at September 30, 2002 (amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$220,000	$250,000	$255,117	$255,117
Lowest Possible Notional	$400,000	$220,000	$250,000	$251,410	$251,410
Highest Possible Notional	$400,000	$220,000	$250,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	5.33250%	5.06375%	4.52800%	4.45800%
Highest Interest Rate	5.81000%	7.25000%	5.42600%	6.00000%	6.00000%
Earliest Maturity Date	2003	2005	2013	2003	2003
Latest Maturity Date	2005	2011	2013	2007	2007
Estimated Asset (Liability)
Fair Value	$(16,244)	$16,567	$(9,174)	$(4,708)	$4,529

        At September 30, 2002, certain unconsolidated development partnerships in which the Operating Partnership invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans. The Operating Partnership has recorded its proportionate share of these hedges on its consolidated balance sheets. These swaps have been designated as cash flow hedges with a current aggregate notional amount of $427.7 million (notional amounts range from $166.5 million to $552.4 million over the terms of the swaps) at interest rates ranging from 2.25% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $15.0 million. During the nine months ended September 30, 2002, the Operating Partnership recognized an unrealized loss of $0.8 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income (loss) from investments in unconsolidated entities).

        On September 30, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $9.0 million and as a reduction to investments in unconsolidated entities of approximately $15.0 million. As of September 30, 2002, there were approximately $44.2 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at September 30, 2002, the Operating Partnership may recognize an estimated $19.3 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2003, of which $8.0 million is related to the unconsolidated development partnerships.

13.  Calculation of Net Income Per Weighted Average OP Unit

        The following tables set forth the computation of net income per OP Unit—basic and net income per OP Unit—diluted:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
	(Amounts in thousands except per OP Unit amounts)
Numerator:
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items, cumulative effect of change in accounting principle and allocation to preference unit/interest distributions	$258,303	$304,767	$68,945	$103,221
Allocation to Minority Interests—Partially Owned Properties	(1,584)	(1,523)	(259)	(1,285)
Income (loss) from investments in unconsolidated entities	(1,746)	1,885	(1,979)	925
Allocation to Preference Units	(57,568)	(68,097)	(19,055)	(19,425)
Allocation to Preference Interests	(15,158)	(13,390)	(5,052)	(4,833)
Allocation to Junior Preference Units	(243)	(272)	(81)	(82)

Income before net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	182,004	223,370	42,519	78,521
Net gain (loss) on sales of unconsolidated entities	(626)	339	(5,872)	—
Net gain on sales of discontinued operations	61,209	99,793	32,763	53,567
Discontinued operations, net	6,815	(49,241)	346	(56,257)
Extraordinary items	(468)	(22)	—	(128)
Cumulative effect of change in accounting principle	—	(1,270)	—	—

Numerator for net income per OP Unit—basic	248,934	272,969	69,756	75,703
Effect of dilutive securities:
Distributions on convertible preference units/interests	—	74	—	—

Numerator for net income per OP Unit—diluted	$248,934	$273,043	$69,756	$75,703

Denominator:
Denominator for net income per OP Unit—basic	295,483	290,803	296,519	292,213
Effect of dilutive securities:
Convertible preference units/interests	—	82	—	—
Dilution for OP Units issuable upon assumed exercise/vesting of the Company's share options/restricted shares	3,207	3,776	2,538	4,178

Denominator for net income per OP Unit—diluted	298,690	294,661	299,057	296,391

Net income per OP Unit—basic	$0.84	$0.94	$0.24	$0.26

Net income per OP Unit—diluted	$0.83	$0.93	$0.23	$0.26

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
	(Amounts in thousands except per OP Unit amounts)
Net income per OP Unit—basic:
Income before net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit—basic	$0.61	$0.77	$0.15	$0.27
Net gain (loss) on sales of unconsolidated entities	—	—	(0.02)	—
Net gain on sales of discontinued operations	0.21	0.34	0.11	0.18
Discontinued operations, net	0.02	(0.17)	—	(0.19)
Extraordinary items	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—

Net income per OP Unit—basic	$0.84	$0.94	$0.24	$0.26

Net income per OP Unit—diluted:
Income before net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit—diluted	$0.61	$0.76	$0.14	$0.27
Net gain (loss) on sales of unconsolidated entities	—	—	(0.02)	—
Net gain on sales of discontinued operations	0.20	0.34	0.11	0.18
Discontinued operations, net	0.02	(0.17)	—	(0.19)
Extraordinary items	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—

Net income per OP Unit—diluted	$0.83	$0.93	$0.23	$0.26

Convertible preference units/interests that could be converted into 15,461,855 and 15,322,607 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the nine months ended September 30, 2002 and 2001, respectively, and 15,095,576 and 15,626,902 weighted average Common Shares for the quarters ended September 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

On October 11, 2001, the Operating Partnership effected a two-for-one split of its OP Units to unitholders of record as of September 21, 2001. All per OP Unit data and numbers of OP Units have been retroactively adjusted to reflect the OP Unit split.

14.  Discontinued Operations

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

        The components of discontinued operations for the nine months and quarters ended September 30, 2002 and 2001, respectively, are outlined below and include the results of operations through the date of each respective sale for the nine months and quarter ended September 30, 2002 and a full nine months and quarter of operations for the nine months and quarter ended September 30, 2001, for the following:

  •
  the sale of the furniture rental business; and

  •
  the Wholly Owned Properties sold in the first nine months of 2002 (see Note 5).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
	(Amounts in thousands)
REVENUES
Rental income	$19,759	$33,089	$1,595	$11,045
Interest and other income	1	49	(4)	17
Furniture income	1,361	45,051	—	15,024

Total revenues	21,121	78,189	1,591	26,086

EXPENSES
Property and maintenance	6,191	8,995	814	3,142
Real estate taxes and insurance	2,001	3,188	134	1,067
Depreciation	4,259	7,973	240	2,608
Interest expense incurred, net	546	884	57	284
Amortization of deferred financing costs	6	10	—	4
Amortization of goodwill	—	990	—	347
Impairment on furniture rental business	—	60,000	—	60,000
Furniture expenses	1,303	45,390	—	14,891

Total expenses	14,306	127,430	1,245	82,343

Discontinued operations, net	$6,815	$(49,241)	$346	$(56,257)

15.  Commitments and Contingencies

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

        In regards to the funding of properties in the development stage and the agreements with multifamily residential real estate developers, the Operating Partnership funded a net total of $65.1 million during the nine months ended September 30, 2002. In connection with one development agreement, the Operating Partnership has an obligation to fund up to an additional $9.5 million to guarantee third party construction financing. As of September 30, 2002, the Operating Partnership has 17 projects in various stages of development (includes two consolidated projects) with estimated completion dates ranging through March 31, 2004.

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

        The Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of September 30, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

16.  Asset Impairment

        For the nine months ended September 30, 2002 and 2001, the Operating Partnership recorded approximately $0.9 million and $8.0 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of review of the existing investments reflected on the consolidated balance sheet. These impairment losses are reflected on the statement of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

        For the nine months ended September 30, 2002, the Operating Partnership recorded approximately $17.1 million of asset impairment charges related to its corporate housing business. Following the guidance in SFAS No. 142, these charges were the result of the Operating Partnership's decision to reduce the carrying value of its corporate housing business to $30.0 million, given the continued weakness in the economy and management's expectations for near-term performance. This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

        As of September 30, 2001, the Operating Partnership recorded $60.0 million of asset impairment charges related to its furniture rental business. These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001. The Operating Partnership reviewed the current net book value taking into consideration existing business and economic conditions as well as projected operating cash flows. The impairment loss is reflected on the income statement in discontinued operations, net, and includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

17.  Reportable Segments

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

        The Operating Partnership's primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Operating Partnership's rental real estate segment comprised approximately 98.8% and 97.9% of total revenues for the nine months ended September 30, 2002, and 2001, respectively, and approximately 99.0% and 98.5% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. The Operating Partnership's rental real estate segment comprised approximately 99.7% and 99.4% of total assets at September 30, 2002 and December 31, 2001, respectively.

        The primary financial measure for the Operating Partnership's rental real estate segment is net operating income ("NOI"), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from our rental real estate totaled approximately $905.1 million and $916.2 million for the nine months ended September 30, 2002 and 2001, respectively, and approximately $297.5 million and $312.6 million for the quarters ended September 30, 2002 and 2001, respectively.

        During the acquisition, development and/or disposition of real estate, the NOI return on total capitalized costs is the primary measure of financial performance the Operating Partnership considers.

        The Operating Partnership's fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

18.  Subsequent Events/Other

        During the nine months ended September 30, 2002, the Operating Partnership entered into an agreement with the U.S. Army with an initial cash investment of $10.0 million and assumed management of 3,637 multifamily units at Fort Lewis, Washington.

        Subsequent to September 30, 2002 and through November 4, 2002, the Operating Partnership:

  •
  disposed of five properties consisting of 684 units for approximately $28.7 million;

  •
  repaid $53.1 million of mortgage loans;

  •
  repaid $40.0 million of 7.25% fixed rate public notes at maturity;

  •
  received $3.5 million representing full repayment of an executive's employee notes:

  •
  repurchased and retired approximately 5.1 million OP Units for approximately $115.0 million in conjunction with EQR's similar transaction; and

  •
  funded $4.3 million related to the development agreements.

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

        Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

  •
  the total number of development units, cost of development and completion dates reflect the Operating Partnership's best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

  •
  alternative sources of capital to the Operating Partnership are more expensive than anticipated;

  •
  occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, continuing decline in employment and availability of low interest mortgages for single-family home buyers, which are beyond the Operating Partnership's control; and

  •
  additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under "Risk Factors".

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements and related uncertainties are also included in Note 6 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

        The following table summarizes the number of properties and related units for the year-to-date periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2000	1,104	227,704
Q1/Q2/Q3 2001 Acquisitions	11	2,657	$288.0
Q1/Q2/Q3 2001 Dispositions	(38)	(6,241)	$298.5
Q1/Q2/Q3 2001 Completed Developments	4	1,470

At September 30, 2001	1,081	225,590
Q4 2001 Acquisitions	3	766	$100.1
Q4 2001 Dispositions	(11)	(2,566)	$118.4
Q4 2001 Completed Developments	3	1,035
Q4 2001 Unit Configuration Changes	—	(24)

At December 31, 2001	1,076	224,801
Q1/Q2/Q3 2002 Acquisitions	10	3,053	$245.4
Q2 2002 Fort Lewis	1	3,637
Q1/Q2/Q3 2002 Dispositions	(35)	(6,046)	$338.9
Q1/Q2/Q3 2002 Completed Developments	7	1,966
Q1/Q2/Q3 2002 Unit Configuration Changes	—	15

At September 30, 2002	1,059	227,426

        The Operating Partnership's acquisition and disposition activity has impacted overall results of operations for the nine months and quarters ended September 30, 2002 and 2001. Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties in July 2001, the disposition of the furniture rental business on January 11, 2002, reduced rental income through increased concessions or reduced apartment rents at selected properties as well as the properties acquired and developments completed in 2001 and 2002, which have been partially offset by the properties disposed in 2001 and 2002. Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, impairment charges and variable interest rates. This impact is discussed in greater detail in the following paragraphs.

        Properties that the Operating Partnership owned for all of both the nine month periods ended September 30, 2002 and September 30, 2001 (the "Nine-Month 2002 Same Store Properties"), which represented 191,940 units, and properties that the Operating Partnership owned for all of both the quarters ended September 30, 2002 and September 30, 2001 (the "Third Quarter 2002 Same Store Properties"), which represented 197,852 units, also impacted the Operating Partnership's results of operations. Both the Nine-Month 2002 Same Store Properties and Third Quarter 2002 Same Store Properties are discussed in the following paragraphs.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

        For the nine months ended September 30, 2002, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $46.5 million when compared to the nine months ended September 30, 2001.

        Revenues from the Nine-Month 2002 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged new residents. Property operating expenses from the Nine-Month 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, remained relatively stable with increases in real estate taxes and insurance costs offset by a decrease in utility costs. The following tables provide comparative revenue, expense, net operating income ("NOI") and weighted average occupancy for the Nine-Month 2002 Same Store Properties:

September 30, 2002 Year-to-Date "Same Store" Results

$ in Millions—191,940 "Same Store" Units
Description	Revenues	Expenses	NOI
YTD 2002	$1,356.7	$506.5	$850.2
YTD 2001	$1,386.5	$503.9	$882.6

Change	$(29.8)	$2.6	$(32.4)

% Change	(2.1%)	0.5%	(3.7%)

"Same Store" Occupancy Statistics

YTD 2002	93.87%
YTD 2001	94.59%

Change	(0.72%)

        For properties that the Operating Partnership acquired prior to January 1, 2001 and expects to continue to own through December 31, 2002, the Operating Partnership anticipates the following operating assumptions for the year ending December 31, 2002:

2002 "Same Store" Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(2.6%)
Expense Change	0.8%
NOI Change	(4.5%)
Dispositions	$450 million

        For properties that the Operating Partnership acquired prior to January 1, 2002 and expects to continue to own through December 31, 2003, the Operating Partnership anticipates the following operating assumptions for the year ending December 31, 2003:

2003 "Same Store" Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(3.9%) to (1.4%)
Expense Change	2.1% to 4.4%
NOI Change	(9.2%) to (3.7%)
Dispositions	$700 million

        These 2002 and 2003 operating assumptions are based on current expectations and are forward-looking.

        Rental income from properties other than Nine-Month 2002 Same Store Properties increased by approximately $10.4 million primarily as a result of revenue from properties the Operating Partnership acquired in 2001 and 2002 and additional Partially Owned Properties that the Operating Partnership consolidated in 2001.

        Interest and other income decreased by approximately $6.1 million, primarily as a result of lower balances available for investment and related interest rates being earned on the Operating Partnership's short-term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

        Interest income—investment in mortgage notes decreased by $8.8 million as a result of the Operating Partnership consolidating previously Unconsolidated Properties in July 2001. No additional interest income will be recognized on such mortgage notes in future years as the Operating Partnership now consolidates the results related to these previously Unconsolidated Properties.

        Property management expenses include off-site expenses associated with the self-management of the Operating Partnership's properties. These expenses decreased by approximately $0.5 million or 0.1%. This decrease is primarily attributable to lower expected levels of employee bonus and profit sharing payments for 2002.

        Fee and asset management revenues, net of fee and asset management expenses, increased by $1.1 million as a result of the Operating Partnership managing an additional 3,637 units at Fort Lewis, Washington starting in April 2002. As of September 30, 2002 and 2001, the Operating Partnership managed 20,142 units and 15,948 units, respectively, for third parties and unconsolidated entities.

        The Operating Partnership recorded impairment charges in 2002 on its corporate housing business and its technology investments of approximately $17.1 million and $0.9 million, respectively. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

        Interest expense, including amortization of deferred financing costs, decreased approximately $11.9 million primarily due to lower variable interest rates. During the nine months ended September 30, 2002, the Operating Partnership capitalized interest costs of approximately $19.4 million as compared to $21.0 million for the nine months ended September 30, 2001. This capitalization of interest primarily related to investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Operating Partnership's indebtedness for the nine months ended September 30, 2002 was 6.60% as compared to 7.00% for the nine months ended September 30, 2001.

        General and administrative expenses, which include corporate operating expenses, increased approximately $9.4 million between the nine months under comparison. This increase was primarily due to higher state income taxes in Michigan and New Jersey, income taxes incurred at one of the Operating Partnership's taxable REIT subsidiaries which has an ownership interest in properties that in prior periods were classified as Unconsolidated Properties, retirement plan expenses for certain key executives, EQR restricted shares/awards granted to key employees and additional compensation charges and costs associated with EQR's new President.

        Income (loss) from investments in unconsolidated entities decreased approximately $3.6 million between the periods under comparison. This decrease is primarily the result of increased equity losses and unrealized losses on derivative instruments.

        Net gain on sales of discontinued operations decreased approximately $38.6 million between the periods under comparison. This decrease is primarily the result of approximately 3,200 fewer number of units sold during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 (includes approximately 3,000 units sold into a joint venture in February 2001).

  Comparison of the quarter ended September 30, 2002 to the quarter ended September 30, 2001

        For the quarter ended September 30, 2002, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $34.3 million when compared to the quarter ended September 30, 2001.

        Revenues from the Third Quarter 2002 Same Store Properties decreased primarily as a result of lower rental rates charged new residents, increased concessions and lower overall physical occupancy. Property operating expenses from the Third Quarter 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased $3.5 million or 2.0% primarily as a result of increases in real estate taxes, insurance costs and payroll overtime. The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Third Quarter 2002 Same Store Properties:

Third Quarter 2002 "Same Store" Results

$ in million—197,852 "Same Store" Units
Description	Revenues	Expenses	NOI
Q3 2002	$467.4	$182.0	$285.4
Q3 2001	$485.4	$178.5	$306.9

Change	$(18.0)	$3.5	$(21.5)

% Change	(3.7%)	2.0%	(7.0%)

"Same Store" Occupancy Statistics

Q3 2002	93.67%
Q3 2001	94.54%

Change	(0.87%)

        Rental income from properties other than Third Quarter 2002 Same Store Properties increased by approximately $1.8 million primarily as a result of revenue from properties the Operating Partnership acquired in the third and fourth quarters of 2001 and during the nine months ended September 30, 2002.

        Interest and other income decreased by approximately $3.9 million, primarily as a result of lower balances available for investment and related rates being earned on the Operating Partnership's short term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

        Property management expenses include off-site expenses associated with the self-management of the Operating Partnership's properties. These expenses decreased by approximately $2.2 million or 11.1%. This decrease is primarily attributable to lower expected levels of employee bonus and profit sharing payments for 2002.

        Fee and asset management revenues, net of fee and asset management expenses, increased by $1.2 million as a result of the Operating Partnership managing an additional 3,637 units at Fort Lewis starting in April 2002. As of September 30, 2002 and 2001, the Operating Partnership managed 20,142 units and 15,948 units, respectively, for third parties and unconsolidated entities.

        The Operating Partnership recorded impairment charges in 2002 on its corporate housing business and its technology investments of approximately $17.1 million and $0.3 million, respectively. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

        Interest expense, including amortization of deferred financing costs, decreased approximately $5.2 million primarily due to lower variable interest rates. During the quarter ended September 30, 2002, the Operating Partnership capitalized interest costs of approximately $7.1 million as compared to $8.2 million for the quarter ended September 30, 2001. This capitalization of interest primarily related to investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Operating Partnership's indebtedness for the quarter ended September 30, 2002 was 6.52% as compared to 6.82% for the quarter ended September 30, 2001.

        General and administrative expenses, which include corporate operating expenses, increased approximately $1.1 million between the quarters under comparison. This increase was primarily due to retirement plan expenses for certain key executives, higher state income taxes, EQR restricted shares/awards granted to key employees and additional compensation charges and costs associated with EQR's new President.

        Income (loss) from investments in unconsolidated entities decreased approximately $2.9 million between the periods under comparison. This decrease is primarily the result of increased equity losses and unrealized losses on derivative instruments.

        Net gain (loss) on sales of unconsolidated entities decreased approximately $5.9 million between the periods under comparison. This decrease is the loss associated with the sale in the third quarter of 2002 of one property held in one of our development entities.

        Net gain on sales of discontinued operations decreased approximately $20.8 million between the periods under comparison. This decrease is primarily the result of certain properties sold during the quarter ended September 30, 2001 having a lower net carrying value at sale, which resulted in higher recognition of gain for financial reporting purposes.

Liquidity and Capital Resources

        As of January 1, 2002, the Operating Partnership had approximately $51.6 million of cash and cash equivalents and $505.0 million available under its line of credit, of which $59.0 million was restricted (not available for borrowings). After taking into effect the various transactions discussed in the following paragraphs, the Operating Partnership's cash and cash equivalents balance at September 30, 2002 was approximately $21.8 million and the amount available on the Operating Partnership's line of credit was $665.0 million, of which $83.3 million was restricted (not available for borrowings).

        Part of the Operating Partnership's acquisition and development funding strategy and the funding of the Operating Partnership's investment in various unconsolidated entities is to utilize its line of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the nine months ended September 30, 2002, the Operating Partnership:

  •
  disposed of thirty-five properties (including two Unconsolidated Properties) and received net proceeds of approximately $326.2 million;

  •
  disposed of the furniture rental business on January 11, 2002 and received net proceeds of approximately $28.7 million;

  •
  issued $400.0 million of 6.625% fixed rate unsecured debt receiving net proceeds of $394.5 million;

  •
  issued approximately 1.7 million OP Units and received net proceeds of $37.0 million; and

  •
  obtained $104.6 million in new mortgage financing.

        All of these proceeds were utilized to either:

  •
  repay the line of credit;

  •
  repay mortgage indebtedness on selected properties;

  •
  repay public unsecured debt;

  •
  invest in consolidated and unconsolidated development projects;

  •
  invest in unconsolidated entities; and

  •
  purchase additional properties.

        During the nine months ended September 30, 2002, the Operating Partnership:

  •
  repaid $160.0 million on its line of credit;

  •
  repaid $308.0 million of mortgage loans;

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

  •
  repaid $125.0 million of 7.95% fixed rate public notes at maturity;

  •
  repaid $4.7 million of other unsecured notes;

  •
  funded a net of $65.1 million in accordance with its development agreements;

  •
  funded $10.0 million in connection with its agreement with the U.S. Army for Fort Lewis military housing; and

  •
  acquired ten properties utilizing cash of $232.1 million.

        The Operating Partnership's total debt summary and debt maturity schedule, as of September 30, 2002, are as follows:

Debt Summary as of September 30, 2002

	$Millions	Weighted Average Rate
Secured	$3,089	6.22%
Unsecured	2,482	6.41%

Total	$5,571	6.30%
Fixed Rate *	$4,807	6.89%
Floating Rate *	764	2.58%

Total *	$5,571	6.30%
Above Totals Include:
Total Tax Exempt	$986	3.71%
Unsecured Revolving Credit Facility	$35	2.44%

* Net of the effect of interest rate protection agreements.

Debt Maturity Schedule as of September 30, 2002

Year	$ Millions	% of Total
2002	$111	2.0%
2003	310	5.6%
2004	593	10.6%
2005*	676	12.1%
2006	424	7.6%
2007	273	4.9%
2008	536	9.6%
2009	417	7.5%
2010	256	4.6%
2011+	1,975	35.5%

Total	$5,571	100.0%

* Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

        The Operating Partnership's "Consolidated Debt-to-Total Market Capitalization Ratio" as of September 30, 2002 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR's Common Shares on the New York Stock Exchange; (ii) the "OP Unit Equivalent" of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of September 30, 2002

Total Debt		$5,570,576,350
OP Units	298,387,904
OP Unit Equivalents (see below)	14,965,147

Total Outstanding at quarter-end	313,353,051
EQR Common Share Price at September 30, 2002	$23.94

		7,501,672,041
Perpetual Preference Units Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000

Total Market Capitalization		$13,848,748,391
Debt/Total Market Capitalization		40.22%

Convertible Preference Units, Preference Interests
and Junior Preference Units
as of September 30, 2002

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	2,563,614	1.1128	2,852,790
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,965,147

        The Operating Partnership's policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

        From October 1, 2002 through November 4, 2002, the Operating Partnership:

  •
  disposed of five properties consisting of 684 units for approximately $28.7 million;

  •
  repaid $53.1 million of mortgage loans;

  •
  repaid $40.0 million of 7.25% fixed rate public notes at maturity;

  •
  received $3.5 million representing full repayment of an executive's employee notes;

  •
  repurchased and retired approximately 5.1 million OP Units for approximately $115.0 million in conjunction with EQR's similar transaction; and

  •
  funded $4.3 million related to the development agreements.

        The Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to the common share buy back program authorized by its Board of Trustees. The Operating Partnership, in turn, would repurchase $85.0 million of its OP Units held by EQR. In addition, during the fourth quarter of 2002, the Operating Partnership anticipates closing on an unsecured note offering of up to $250 million.

  Investments in Unconsolidated Entities

        In connection with one development agreement, the Operating Partnership has an obligation to fund up to an additional $9.5 million to guarantee third party construction financing. As of September 30, 2002, the Operating Partnership has 15 projects under development with estimated completion dates ranging through March 31, 2004.

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

  •
  major landscaping and grounds improvement; and

  •
  vehicles and office and maintenance equipment.

        We capitalize approximately $340 to $370 per unit annually for outside the unit building improvements. All building improvements are depreciated over a five to ten-year estimated useful life. We expense as incurred all recurring expenditures that do not improve the value of the asset or extend its useful life.

        For the nine months ended September 30, 2002, our actual improvements to real estate totaled approximately $110.3 million. This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Nine Months Ended September 30, 2002

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements (3)	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (4)	176,509	$37,846	$214	$52,417	$297	$90,263	$511
New Acquisition Properties (5)	20,802	3,939	209	5,644	299	9,583	508
Other (6)	6,974	2,731		7,714		10,445

Total	204,285	$44,516		$65,775		$110,291

(1)
Total units exclude 23,141 unconsolidated units.

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

(4)
Wholly Owned Properties acquired prior to January 1, 2000.

(5)
Wholly Owned Properties acquired during 2000, 2001 and YTD 2002. Per unit amounts are based on a weighted average of 18,878 units.

(6)
Includes properties either Partially Owned or sold during the period, commercial space and condominium conversions.

        We anticipate capitalizing an average of approximately $600 to $640 per unit annually for inside and outside the unit capital improvements to our real estate. Total improvements to real estate for the remainder of 2002 are estimated to be $22.0 million.

        During the nine months ended September 30, 2002, the Operating Partnership's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership's property management offices and its corporate offices, was approximately $5.6 million. Total additions to non-real estate property for the remainder of 2002 are estimated at $1.2 million.

        Improvements to real estate and additions to non-real estate property for both 2002 and 2001 were funded from net cash provided by operating activities.

  Other

        Total distributions paid in October 2002 amounted to $145.2 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the quarter ended September 30, 2002.

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

The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units, and proceeds received from the disposition of certain properties. In addition, the Operating Partnership has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable to the Operating Partnership or the cost of alternative sources of capital to the Operating Partnership is too high. The fair value of these unencumbered properties are in excess of the required value the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.

        On May 30, 2002 the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility. The new line of credit replaces the Operating Partnership's $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002. The prior existing revolving credit facility terminated upon the closing of the new facility. This new facility matures in May 2005 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. As of November 7, 2002, $285.0 million was outstanding under this new facility.

        The Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of November 4, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

Critical Accounting Policies and Estimates

        The Operating Partnership's significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. These policies were followed in preparing the unaudited condensed consolidated financial statements for the nine months ended September 30, 2002.

        The Operating Partnership has identified six significant accounting policies as critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The six critical accounting policies are:

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

  Stock Option Compensation

        The Company has chosen to account for its stock option compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to or exceeding market value of the Company's Common Shares on the date of grant. The Company will elect to expense its stock option compensation in accordance with SFAS No. 123 effective January 1, 2003 which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. Any Common Shares issued pursuant to EQR's share option plan will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.

  Cost Capitalization

        See the Capitalization of Fixed Assets and Improvements to Real Estate section for discussion of the Operating Partnership's policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. The Operating Partnership expenses as incurred all payroll costs of employees working directly at our properties, except that during the initial lease-up phase on a development project, an allocated portion of payroll costs is capitalized based upon the occupancy of the project until stabilized occupancy is achieved. Stabilized occupancy is always deemed to have occurred no later than one year from cessation of major development activities.

        The Operating Partnership capitalizes interest, real estate taxes and insurance related to its development projects. The Operating Partnership also capitalizes payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities. The incremental payroll and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects. These costs are reflected on the balance sheet either as construction in progress or a separate component of investments in unconsolidated entities. The Operating Partnership ceases the capitalization of such costs as the property becomes substantially complete and ready for its intended use. In addition, the Operating Partnership capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on major capital projects. These costs are reflected on the balance sheet as an increase to building. The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.

  Revenue Recognition

        Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on a year-to-year or month-to-month basis.

        The Operating Partnership adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, effective October 1, 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Adjusted Net Income

        For the nine months ended September 30, 2002, Adjusted Net Income ("ANI") available to OP Units decreased $16.0 million as compared to the nine months ended September 30, 2001.

        For the quarter ended September 30, 2002, ANI available to OP Units decreased $11.7 million as compared to the quarter ended September 30, 2001.

        The following is a reconciliation of net income available to OP Units to ANI available to OP Units for the nine months and quarters ended September 30, 2002 and 2001:

Adjusted Net Income
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
Net income available to OP Units	$248,934	$272,969	$69,756	$75,703
Adjustments:
Acquisition cost depreciation (1)	287,778	284,630	95,773	96,833
Amortization of goodwill	—	2,852	—	928
Acquisition cost depreciation accumulated on sold properties	(37,541)	(46,145)	(15,009)	(11,371)
Extraordinary items	468	22	—	128
Cumulative effect of change in accounting principle	—	1,270	—	—

ANI available to OP Units—basic(2)	$499,639	$515,598	$150,520	$162,221

Depreciation for replacements and capital improvements	$67,363	$58,586	$23,941	$19,756

(1)
Acquisition cost depreciation represents depreciation for the initial cost of the property, including buildings and furniture, fixtures and equipment and depreciation on capital improvements identified in the acquisition underwriting and incurred in the first twenty-four months of ownership when the total cost exceeds $2,000 per unit.

(2)
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

Funds From Operations

        For the nine months ended September 30, 2002, Funds From Operations ("FFO") available to OP Units decreased $25.0 million as compared to the nine months ended September 30, 2001.

        For the quarter ended September 30, 2002, FFO available to OP Units decreased $20.7 million as compared to the quarter ended September 30, 2001.

        The following is a reconciliation of net income available to OP Units to FFO available to OP Units for the nine months and quarters ended September 30, 2002 and 2001:

Funds from Operations
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2002	2001	2002	2001
Net income available to OP Units	$248,934	$272,969	$69,756	$75,703
Adjustments:
Depreciation/amortization	355,141	346,068	119,714	117,517
Net gain on sales of discontinued operations	(60,011)	(99,793)	(32,435)	(53,567)
Net (gain) loss on sales of unconsolidated entities	626	(339)	5,872	—
Extraordinary items	468	22	—	128
Cumulative effect of change in accounting principle	—	1,270	—	—
Impairment on corporate housing business	17,122	—	17,122	—
Impairment on furniture rental business	—	60,000	—	60,000
Impairment on technology investments	872	7,968	291	1,193

FFO available to OP Units—basic(1)	$563,152	$588,165	$180,320	$200,974

(1)
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Operating Partnership's market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Operating Partnership's Form 10-K for the year ended Decmeber 31, 2001. See also Note 12 to the Notes to Consolidated Financial Statements for additional discussion on the Operating Partnership's derivative instruments and hedging activities.

Item 4.    Disclosure Controls and Procedures

        Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner concluded that the Operating Partnership's disclosure controls and procedures are effective in timely alerting them to material information related to the Operating Partnership. There have been no significant changes to the internal controls of the Operating Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership's Form 10-K for the year ended December 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(A)	Exhibits:
12	Computation of Ratio of Earnings to Combined Fixed Charges.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Douglas Crocker II, Chief Executive Officer of Registrant's General Partner.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Neithercut, Chief Financial Officer of Registrant's General Partner.
(B)	Reports on Form 8-K:

A report on Form 8-K dated August 13, 2002 containing the Chief Executive Officer and Chief Financial Officer (of Registrant's General Partner) certifications pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL, ITS GENERAL PARTNER
Date: November 13, 2002	By:	/s/ DAVID J. NEITHERCUT David J. Neithercut Executive Vice President and Chief Financial Officer
Date: November 13, 2002	By:	/s/ MICHAEL J. McHUGH Michael J. McHugh Executive Vice President, Chief Accounting Officer and Treasurer

CERTIFICATIONS

        I, Douglas Crocker II, principal executive officer of Equity Residential, general partner of ERP Operating Limited Partnership, certify that:

1.
I have received this quarterly report on Form 10-Q of ERP Operating Limited Partnership;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ DOUGLAS CROCKER II Douglas Crocker II Chief Executive Officer of Equity Residential, General Partner

I, David J. Neithercut, principal financial officer of Equity Residential, general partner of ERP Operating Limited Partnership, certify that:

1.
I have received this quarterly report on Form 10-Q of ERP Operating Limited Partnership;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ DAVID J. NEITHERCUT David J. Neithercut Chief Financial Officer of Equity Residential, General Partner

EXHIBIT INDEX

Exhibit	Document
12	Computation of Ratio of Earnings to Combined Fixed Charges
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Douglas Crocker II, Chief Executive Officer of Registrant's General Partner
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Neithercut, Chief Financial Officer of Registrant's General Partner

QuickLinks

ERP OPERATING LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Amounts in thousands) (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
ERP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
ERP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Amounts in thousands) (Unaudited)
ERP OPERATING LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted Net Income (Amounts in thousands) (Unaudited)
Funds from Operations (Amounts in thousands) (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Disclosure Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS