Form 10-K
period 2002-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2003-03-14
CIK 931182

`

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2002

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

(312) 474-1300
(Registrant’s Telephone Number, Including Area Code)

http://www.equityapartments.com
(Registrant’s web site)

Securities registered pursuant to Section 12(b) of the Act:

7.57% Notes due August 15, 2026	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

ERP OPERATING LIMITED PARTNERSHIP

PART I

Item 1.  Business

General

ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential (“EQR”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and is a fully integrated real estate company engaged in the acquisition, ownership, management and operation of multifamily properties.

EQR is the general partner of, and as of December 31, 2002, owned an approximate 92.4% ownership interest in ERPOP.  ERPOP is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of December 31, 2002, the Operating Partnership owned or had investments in 1,039 properties in 36 states consisting of 223,591 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	919	194,886
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	84	21,774
Total Properties	1,039	223,591

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Operating Partnership beneficially owns 100% fee simple title to 912 of the 919 Wholly Owned Properties.  The Operating Partnership owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2066 for one property.  This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.  The Operating Partnership owns the debt collateralized by two properties and owns an interest in the debt collateralized by the remaining four properties.  The Operating Partnership consolidates its interest in these six properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

The “Partially Owned Properties” are controlled and partially owned by the Operating Partnership but have partners with minority interests and are accounted for under the consolidation method of accounting.  The “Unconsolidated Properties” are partially owned but not controlled by the Operating Partnership.  With the exception of one property, the Unconsolidated Properties consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.   The remaining one property consists of an investment in a limited liability company that, as a result of the terms of the operating agreement, is accounted for as a management contract right with all fees recognized as fee and asset management revenue.  The above table does not include various uncompleted development properties (see Item 2, “Properties – Development Projects”).

EQR is, together with the Operating Partnership, one of the largest publicly traded REIT’s (based on the aggregate market value of EQR’s outstanding Common Shares) and is the largest publicly traded

REIT owner of multifamily properties (based on the number of apartment units wholly owned and total revenues earned).  The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also leases (under operating leases) over thirty-five divisional, regional and area property management offices throughout the United States.

Direct fee simple title for certain of the properties is owned by single-purpose nominee corporations, limited partnerships, limited liability companies or land trusts that engage in no business other than holding title to the property for the benefit of the Operating Partnership.  Holding title in such a manner is expected to make it less costly to transfer such property in the future in the event of a sale and should facilitate financing, since lenders often require title to a property to be held in a single purpose entity in order to isolate that property from potential liabilities of other properties.

The Company has approximately 6,400 employees as of March 1, 2003.  An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the property, directs each of the Operating Partnership’s properties.  An assistant manager and/or leasing staff generally assist the manager.  In addition, a maintenance director at each property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

Certain capitalized terms as used herein but not defined are defined in the Notes to Consolidated Financial Statements.

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing:

•	the value of the properties;
•	distributions on a per limited partnership interest (“OP Unit”) basis; and
•	partners’ value.

The Operating Partnership’s strategies for accomplishing these objectives are:

•	maintaining and increasing property occupancy while increasing rental rates;
•	controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;
•	maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%;
•	strategically acquiring and disposing of properties, with an emphasis on acquiring attractive properties in high barrier to entry markets and on selling properties in low barrier to entry markets;
•	purchasing newly developed, as well as co-investing in the development of, multifamily communities;
•	entering into joint ventures related to the ownership of established properties; and
•	strategically investing in various businesses that will enhance services for the properties.

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

Acquisition and Development Strategies

The Operating Partnership anticipates that future property acquisitions and developments will occur within the United States.  Management will continue to use market information to evaluate opportunities.  The Operating Partnership’s market database allows it to review the primary economic indicators of the markets where the Operating Partnership currently owns properties and where it expects to expand its operations.  Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity securities by EQR and debt securities by the Operating Partnership, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings.  In addition, the Operating Partnership may acquire additional properties in transactions that include the issuance of OP Units as consideration for the acquired properties.  Such transactions may, in certain circumstances, enable the sellers to defer, in part, the recognition of taxable income or gain, which might otherwise result from the sales.

When evaluating potential acquisitions and developments, the Operating Partnership will consider:

•	the geographic area and type of community;
•	the location, construction quality, condition and design of the property;
•	the current and projected cash flow of the property and the ability to increase cash flow;
•	the potential for capital appreciation of the property;
•	the terms of resident leases, including the potential for rent increases;
•	income levels and employment growth trends in the relevant market;
•	employment and household growth and net migration of the relevant market’s population;
•	the potential for economic growth and the tax and regulatory environment of the community in which the property is located;
•	the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
•	the prospects for liquidity through sale, financing or refinancing of the property;
•	the benefits of integration into existing operations;
•

barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction labor costs among other factors);

•	purchase prices and yields of available existing stabilized communities, if any; and
•	competition from existing multifamily properties, residential properties under development and the potential for the construction of new multifamily properties in the area.

Disposition Strategies

Management uses market information to evaluate dispositions.  Factors the Operating Partnership considers in deciding whether to dispose of its properties include the following:

•	potential increases in new construction;
•	submarkets that will underperform the average performance of the portfolio in the mid and long-term;
•	markets where the Operating Partnership does not intend to establish long-term concentrations; and
•	age or location of a particular property.

The Operating Partnership will reinvest the proceeds received from property dispositions primarily to fund property acquisitions as well as fund development activities.  In addition, when feasible, the Operating Partnership may structure these transactions as tax deferred exchanges.

Financing Strategies

On October 11, 2001, the Operating Partnership effected a two-for-one split of its OP Units to unit holders of record as of September 21, 2001.  All OP Units presented have been retroactively adjusted to reflect the OP Unit split.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2002 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of December 31, 2002

Total Debt		$5,523,698,848

OP Units	293,396,124
OP Unit Equivalents (see below)	14,947,898
Total Outstanding at year-end	308,344,022
EQR Common Share Price at December 31, 2002	$24.58
		7,579,096,061
Perpetual Preference Units Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$13,879,294,909

Debt/Total Market Capitalization		39.8%

Convertible Preference Units, Preference Interests and Junior Preference Units
as of December 31, 2002

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	2,548,114	1.1128	2,835,541
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,947,898

The Operating Partnership’s policies are to maintain a ratio of consolidated debt-to-total market capitalization of less than 50% and that EQR shall not incur indebtedness other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business.

Equity Offerings For the Years Ended December 31, 2002, 2001 and 2000

During 2002, EQR contributed all of the net proceeds, as discussed below, to the Operating Partnership in exchange for OP Units:

•                  EQR issued 1,435,115 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $29.6 million.

•                  EQR issued 324,238 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $7.4 million.

•                  EQR issued 31,354 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.9 million.

•                  EQR issued 41,407 Common Shares pursuant to its Dividend Reinvestment – DRIP Plan and received net proceeds of approximately $1.2 million.

•                  EQR repurchased 5,092,300 of its Common Shares on the open market at an average price of $22.58 per share.  The purchases were made between October 1 and October 22, 2002.  EQR paid approximately $115.0 million in connection therewith.  These shares were subsequently retired.  Concurrent with this transaction, the Operating Partnership repurchased and retired 5,092,300 OP Units previously issued to EQR.

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

•                  EQR issued 33,106 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.9 million.

•                  EQR issued 42,649 Common Shares pursuant to its Dividend Reinvestment – DRIP Plan and received net proceeds of approximately $1.2 million.

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

•                  EQR issued 26,374 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.6 million.

•                  EQR issued 69,504 Common Shares pursuant to its Dividend Reinvestment - DRIP Plan and received net proceeds of approximately $1.7 million.

EQR filed with the SEC on February 3, 1998 a Form S-3 Registration Statement to register $1.0 billion of equity securities.  The SEC declared this registration statement effective on February 27, 1998.  In addition, EQR carried over $272.4 million related to the registration statement that was declared effective on August 4, 1997.  As of December 31, 2002, $1.1 billion in equity securities remained available for issuance under this registration statement.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one common share per OP Unit basis).

Cumulative through December 31, 2002, a subsidiary of the Operating Partnership issued various series of Preference Interests (the “Preference Interests”) with an equity value of $246.0 million receiving net proceeds of $239.9 million.  The following table presents the issued and outstanding Preference Interests as of December 31, 2002 and December 31, 2001:

	Redemption Date (1)(2)	Conversion Rate (2)	Annual Dividend Rate per Unit (3)	Amounts in thousands
				December 31, 2002	December 31, 2001
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at December 31, 2002 and December 31, 2001	10/01/04	N/A	$4.0000	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/03/05	N/A	$4.2500	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/05	N/A	$4.2500	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001	08/11/05	N/A	$4.2500	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/21/06	N/A	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/06	1.5108	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2002 and December 31, 2001	06/22/06	1.4542	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2002 and December 31, 2001	12/14/06	1.4108	$3.8125	11,500	11,500
				$246,000	$246,000

(1)                                  On or after the fifth anniversary of the respective issuance (the “Redemption Date”), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)                                  On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares.  In addition, on or after the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to EQR Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)                                  Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

Debt Offerings For the Years Ended December 31, 2002, 2001 and 2000

During 2002:

•                  The Operating Partnership issued $400.0 million of redeemable unsecured fixed rate notes (the “March 2012 Notes”) in a public debt offering in March 2002.  The March 2012 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2012 Notes are due March 15, 2012.  The annual interest rate on the March 2012 Notes is 6.625%, which is payable semiannually in arrears on September 15 and March 15, commencing September 15, 2002.  The Operating Partnership received net proceeds of approximately $394.5 million in connection with this issuance.

•                  The Operating Partnership issued $50.0 million of redeemable unsecured fixed rate notes (the “November 2007 Notes”) in a public debt offering in November 2002.  The November 2007 Notes are due November 30, 2007.  The annual interest rate on the November 2007 Notes is 4.861%, which is payable semiannually in arrears on May 30 and November 30, commencing May 30, 2003.  The Operating Partnership received net proceeds of approximately $49.9 million in connection with this issuance.

During 2001:

•                  The Operating Partnership issued $300.0 million of redeemable unsecured fixed rate notes (the “March 2011 Notes”) in a public debt offering in March 2001.  The March 2011 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2011 Notes are due March 2, 2011.  The annual interest rate on the March 2011 Notes is 6.95%, which is payable semiannually in arrears on September 2 and March 2, commencing September 2, 2001.  The Operating Partnership received net proceeds of approximately $297.4 million in connection with this issuance.

During 2000:

•                  The Operating Partnership did not issue new debt securities during the year ended December 31, 2000.

The Operating Partnership filed a Form S-3 Registration Statement on August 25, 2000 to register $1.0 billion of debt securities.  The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430.0 million related to the registration statement effective on February 27, 1998.  As of December 31, 2002, $680.0 million remained available for issuance under this registration statement.

Credit Facilities

On May 30, 2002, the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  As of December 31, 2002, $140.0 million was outstanding and $60.8 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the year ended December 31, 2002, the weighted average interest rate on borrowings under the former and new lines of credit was 2.30%.

In connection with its acquisition of Globe Business Resources, Inc. (“Globe”), the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million.  On May 31, 2001, this credit facility was terminated.

Business Combinations

Multifamily Properties

On October 31, 2000, the Company acquired Grove Property Trust (“Grove”) for a total purchase price of $463.2 million and succeeded to the ownership of 60 properties containing 7,308 units.  The Company:

•                  Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove;

•                  Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date;

•                  Converted 2.1 million Grove OP Units to 1.6 million of the Operating Partnership’s OP Units using the conversion ratio of 0.7392 (after cash-out of fractional units).  The value of these converted OP Units totaled $37.2 million;

•                  Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove’s line of credit totaling $38.0 million.  Grove’s line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing;

•                  Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including a contingent earnout liability totaling $1.5 million.  This amount represented the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents; and

•                  Recorded acquisition costs of $19.5 million.

Furniture Rental and Corporate Housing Businesses

On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at approximately $163.2 million.  Globe provided fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States.  Additionally, Globe leased and sold furniture to a diversified base of commercial and residential customers throughout the United States.  Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding.  In addition, the Company:

•                  Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;

•                  Allocated $68.4 million to goodwill;

•                  Recorded acquisition costs of $4.5 million; and

•                  Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe’s line of credit of $29.5 million outstanding.

On July 21, 2000, the Company, through its Globe subsidiary, acquired Temporary Quarters, Inc., the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

As of September 30, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business.  These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001.  The impairment loss is reflected on the consolidated statements of operations for the year ended December 31, 2001, in discontinued operations, net, and includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date.  The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as Equity Corporate Housing (“ECH”).

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to ECH.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of ECH to $30.0 million, given the continued weakness in the economy and management’s expectations for near-term performance, and were determined based upon a discounted cash flow analysis of the business.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

The Company accounted for these business combinations as purchases in accordance with Accounting Principles Board (“APB”) Opinion No. 16.  The fair value of the consideration given by the Company was used as the valuation basis for each of the combinations.

Competition

All of the properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership’s ability to lease units at the properties or at any newly acquired properties and on the rents charged.  The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership’s managers.  In addition, other forms of rental properties, including multifamily properties and manufactured housing, some of which may be controlled by Mr. Zell, and single-family housing provide housing alternatives to potential residents of multifamily properties.   Recently, historically low mortgage interest rates coupled with record residential construction and single-family home sales have had an adverse competitive effect on the Operating Partnership.

Risk Factors

The following Risk Factors may contain defined terms that are different from those used in the other sections of this report.  Unless otherwise indicated, when used in this section, the terms “we” and “us” refer to ERP Operating Limited Partnership, an Illinois limited partnership, and its subsidiaries.  ERP Operating Limited Partnership is controlled by its general partner Equity Residential, a Maryland real estate investment trust.

Set forth below are the risks that we believe are important to investors who purchase or own our preference interests (“Interests”) of a subsidiary of ERP Operating Limited Partnership; preference units (“Units”); or units of limited partnership interest (“OP Units”) of ERP Operating Limited Partnership, which are redeemable on a one-for-one basis for common shares or their cash equivalent.  In this section, we refer to the Interests, Units and the OP Units together as our “securities,” and the investors who own Interests, Units and/or OP Units as our “security holders.”

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

We May be Unable to Renew Leases or Relet Units as Leases Expire

When our residents decide not to renew their leases upon expiration, we may not be able to relet their units.  Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms.  Because virtually all of our leases are for apartments, they are generally for terms of no more than one year.  If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.  Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.  As a result of general economic conditions and competitive factors discussed above, we have experienced a trend of declining rents and increased concessions when entering into new leases across our portfolio during 2002.

New Acquisitions or Developments May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to continue to actively acquire and develop multifamily properties.  Newly acquired or developed properties may fail to perform as expected.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.   The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Changes in Laws Could Affect Our Business

We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes or other taxes.  Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders.  Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions on our securities.

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

Over the past two years, there have been an increasing number of lawsuits against owners and managers of multifamily properties other than EQR alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

Insurance Policy Deductibles and Exclusions

In order to partially mitigate the substantial increase in insurance costs in recent years, management has determined to gradually increase deductible and self-insured retention amounts.  As of December 31, 2002, the Operating Partnership property insurance policy (for Wholly Owned Properties) provides for a per occurrence deductible of $250,000 and self insured retention of $1 million per occurrence, subject to a maximum annual aggregate self-insured retention of $4 million.  The Operating Partnership’s liability and worker’s compensation policies at December 31, 2002, provide for a $1 million per occurrence deductible.  While higher deductible and self-insured retention amounts expose the Operating Partnership to greater potential uninsured losses, management believes that the savings in insurance premium expense justifies this increased exposure.  Management anticipates that deductibles and self-insured retention amounts will likely further increase for 2003 policy renewals.

As a result of the terrorist attacks of September 11, 2001, insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies.  While separate terrorism insurance coverage is available in certain instances, premiums for such coverage is generally very expensive, with very high deductibles.  Moreover, the terrorism insurance coverage that is available typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks.  The Operating Partnership has determined that it is not economically prudent to obtain terrorism insurance to the extent otherwise available, especially given the significant risks that are not covered by such insurance.  In the event of a terrorist attack impacting one or more of the properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Operating Partnership believes, however, that the number and geographic diversity of its portfolio helps to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preferred Shares and Preference Interests and Units Could Adversely Affect Our Performance

General

The Operating Partnership’s total debt summary, as of December 31, 2002, included:

Debt Summary as of December 31, 2002

	$ Millions	Weighted Average Rate
Secured	$2,928	6.15%
Unsecured	2,596	6.30%
Total	$5,524	6.22%

Fixed Rate *	$4,776	6.83%
Floating Rate *	748	2.33%
Total *	$5,524	6.22%

Above Totals Include:
Total Tax Exempt	$985	3.75%
Unsecured Revolving Credit Facility	$140	1.98%

* Net of the effect of any interest rate protection agreements.

In addition to debt, the Company has issued $1.2 billion of combined liquidation value for the preferred shares of beneficial interest and preference interests and units, with a weighted average dividend preference of 8.07% per annum.  Our use of debt and preferred equity financing creates certain risks, including the following.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.  As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.  The Operating Partnership’s debt maturity schedule as of December 31, 2002 is as follows:

Debt Maturity Schedule as of December 31, 2002

Year	$ Millions	% of Total
2003	$334	6.1%
2004	605	11.0%
2005*	818	14.8%
2006	460	8.3%
2007	316	5.7%
2008	457	8.3%
2009	277	5.0%
2010	256	4.6%
2011	654	11.8%
2012+	1,347	24.4%
Total	$5,524	100.0%

* Includes $300 million with a final maturity of 2015 that is putable/callable in 2005 and $140 million related to the Operating Partnership’s unsecured revolving credit facility.

Financial Covenants Could Adversely Affect the Operating Partnership’s Financial Condition

If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.  A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax.  This could adversely affect our cash flow and could make it more difficult for us to meet our REIT distribution requirements.

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material indebtedness.  Our unsecured public debt covenants as of December 31, 2002 and 2001, respectively, are (terms are defined in the indentures):

Unsecured Public Debt Covenants

	As Of 12/31/02	As Of 12/31/01

Total Debt to Adjusted Total Assets (not to exceed 60%)	39.7%	41.2%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	21.0%	23.6%

Consolidated Income Available For Debt Service To Maximum Annual Service Charges (must be at least 1.5 to 1)	3.16	3.01

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	380.8%	359.9%

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our Consolidated Debt-to-Total Market Capitalization Ratio was 39.8% as of December 31, 2002.  We have a policy of incurring indebtedness for borrowed money only through ERPOP and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less.  Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon our credit rating, or based upon bids received from the lending group.  Certain public issuances of our senior unsecured debt instruments also, from time to time, bear interest at floating rates.  We may also borrow additional money with variable interest rates in the future.  Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt.  Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of EQR’s Board of Trustees, Samuel Zell, and EQR’s executive officers, particularly Bruce W. Duncan, EQR’s President and Chief Executive Officer (“CEO”) and Gerald A. Spector, EQR’s Chief Operating Officer.  If they resign, our operations could be temporarily adversely effected.  Mr. Zell has entered into executive compensation and retirement benefit agreements with the Company.  Mr. Duncan and Mr. Spector have entered into Deferred Compensation Agreements with the Company that under certain conditions could provide both with a salary benefit after their respective termination of employment with the Company.  In addition, Mr. Zell and Mr. Spector have entered into Noncompetition Agreements with the Company and Mr. Duncan’s Employment Agreement contains covenants not to compete in favor of the Company.  Douglas Crocker II, our former CEO, retired effective January 1, 2003.

Control and Influence by Significant OP Unit holders Could be Exercised in a Manner Adverse to Other OP Unit holders

The consent of certain affiliates of Mr. Zell is required for certain amendments to the Operating Partnership’s Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  As a result of their security ownership and rights concerning amendments to the Partnership Agreement, Mr. Zell may have substantial influence over the Operating Partnership.  Although these OP Unit holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Operating Partnership’s affairs if they were to act together in the future.  This influence might be exercised in a manner that is inconsistent with the interests of other OP Unit holders.

Our Success is Dependent on our General Partner’s Compliance With Federal Income Tax Requirements

We rely to a significant extent upon our general partner, EQR, as our source of equity capital.  EQR is required to satisfy numerous technical requirements to remain qualified as a REIT for federal income tax purposes.  EQR’s failure to qualify as a REIT could have a material adverse impact upon its, and consequently our, ability to raise equity capital.  Please see the “Risk Factors-Our Success as a REIT is Dependent on Compliance with Federal Income Tax Requirements” and “Federal Income Tax Consideration” sections in EQR’s Annual Report on Form 10-K for a discussion of these federal income tax considerations.

Our General Partner’s Compliance with REIT Distribution Requirements May Affect Our Financial Condition

Distribution Requirements May Increase the Indebtedness of the Operating Partnership

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

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityapartments.com.  These reports are made available at our website as soon as reasonably practicable after we file them with the SEC.

Item 2.  The Properties

As of December 31, 2002, the Operating Partnership owned or had investments in 1,039 Properties in 36 states consisting of 223,591 units.  The Operating Partnership’s properties are more fully described as follows:

Type	Number of Properties	Number of Units	Average Number of Units	Average Occupancy Percentage	Average Monthly Rent Possible
Garden	677	180,225	266	92.5%	$862
Mid/High-Rise	33	10,199	309	88.4%	$1,397
Ranch	328	29,515	90	93.2%	$500
Military Housing	1	3,652	3,652	95.4%	$973
Total	1,039	223,591

Resident leases are generally for twelve months in length and typically require security deposits.  The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities.  The ranch-style properties are defined as single story properties, which do not provide additional amenities for residents other than laundry facilities and cable television access.  The military housing properties are defined as those properties located on military bases.

It is management’s role to monitor compliance with property policies and to provide preventive maintenance of the properties including common areas, facilities and amenities.  The Company has a dedicated training and education department that creates and coordinates training and strategic implementation for the Company’s property management personnel.  The Company believes that, due in part to its emphasis on training and employee quality, the properties historically have had high occupancy rates.

The distribution of the properties throughout the United States reflects the Operating Partnership’s belief that geographic diversification helps insulate the portfolio from regional and economic influences.  At the same time, the Operating Partnership has sought to create clusters of properties within each of its primary markets in order to achieve economies of scale in management and operation.  The Operating Partnership may nevertheless acquire additional multifamily properties located anywhere in the continental United States.

The following tables set forth certain information by type and state relating to the Operating Partnership’s properties at December 31, 2002:

GARDEN-STYLE PROPERTIES

				December 31, 2002
State	Number of Properties	Number of Units	Percentage of Total Units	Average Occupancy Percentage	Average Monthly Rent Possible per Unit
Alabama	12	2,451	1.10%	94.1%	$530
Arizona	51	14,646	6.55	89.6	765
California	88	21,924	9.81	94.3	1,260
Colorado	29	8,175	3.66	91.8	810
Connecticut	23	2,705	1.21	95.4	902
Florida	83	24,277	10.86	92.7	801
Georgia	38	12,169	5.44	91.8	789
Illinois	7	2,360	1.06	94.2	1,007
Kansas	5	2,144	0.96	89.5	690
Kentucky	4	1,342	0.60	85.4	582
Maine	5	672	0.30	97.8	889
Maryland	23	5,419	2.42	94.7	923
Massachusetts	34	4,655	2.08	95.4	1,097
Michigan	8	2,388	1.07	87.3	883
Minnesota	18	4,035	1.80	91.2	962
Missouri	8	1,590	0.71	92.2	676
Nevada	7	2,078	0.93	89.3	711
New Hampshire	1	390	0.17	93.6	1,051
New Jersey	2	980	0.44	95.0	1,578
New Mexico	3	601	0.27	91.2	749
New York	1	300	0.13	93.3	1,598
North Carolina	37	10,176	4.55	91.9	608
Oklahoma	8	2,036	0.91	93.8	569
Oregon	12	4,051	1.81	91.3	734
Rhode Island	5	778	0.35	95.1	945
South Carolina	6	1,021	0.46	92.5	540
Tennessee	14	4,366	1.95	90.9	671
Texas	79	24,767	11.08	92.5	735
Utah	2	416	0.19	86.0	643
Virginia	18	5,778	2.58	93.0	897
Washington	42	10,254	4.59	91.0	841
Wisconsin	4	1,281	0.57	93.0	948

Total Garden-Style	677	180,225	80.60%
Average Garden-Style		266		92.5%	$862

MID-RISE/HIGH-RISE PROPERTIES

				December 31, 2002
State	Number of Properties	Number of Units	Percentage of Total Units	Average Occupancy Percentage	Average Monthly Rent Possible per Unit
California	1	164	0.07%	75.6%	$1,524
Connecticut	2	407	0.18	87.5	2,171
Florida	2	458	0.20	94.0	1,036
Georgia	1	322	0.14	89.1	1,306
Illinois	1	1,305	0.58	93.9	841
Massachusetts	10	2,942	1.32	89.9	1,464
Minnesota	1	163	0.07	85.9	1,344
New Jersey	3	887	0.40	86.2	1,994
Ohio	1	765	0.34	74.4	1,177
Oregon	1	525	0.23	86.2	1,007
Texas	3	596	0.27	91.5	1,067
Virginia	2	865	0.39	94.4	1,326
Washington	5	800	0.36	85.5	1,200

Total Mid-Rise/High-Rise	33	10,199	4.56%
Average Mid-Rise/High-Rise		309		88.4%	$1,397

RANCH-STYLE PROPERTIES

Alabama	1	69	0.03%	92.8%	$396
Florida	99	9,169	4.10	93.7	518
Georgia	53	4,428	1.98	93.4	524
Indiana	44	4,059	1.82	93.0	467
Kentucky	21	1,637	0.73	92.7	451
Maryland	4	414	0.19	94.4	597
Michigan	17	1,536	0.69	93.7	601
Ohio	77	7,187	3.21	92.5	473
Pennsylvania	5	469	0.21	91.6	573
South Carolina	2	187	0.08	86.7	429
Tennessee	2	146	0.07	98.6	477
West Virginia	3	214	0.10	95.0	425

Total Ranch-Style	328	29,515	13.20%
Average Ranch-Style		90		93.2%	$500

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,652	1.63%	95.4%	$973

Total Military Housing	1	3,652	1.63%
Average Military Housing		3,652		95.4%	$973

Total Residential Portfolio	1,039	223,591	100%

The properties currently under development are included in the following table.

DEVELOPMENT PROJECTS as of December 31, 2002

(Amounts in millions except for project and unit amounts)

	Location	Number of Units	Estimated Development Cost	Funded as of 12/31/2002	Estimated Future Funding Obligation	Total Funding Obligation (1)	Estimated Completion Date

Unconsolidated Projects

1210 Massachusetts Ave.	Washington, DC	142	$36.3	$11.4	—	$11.4	2Q 2004
13th & N Street	Washington, DC	170	35.4	12.4	—	12.4	3Q 2003
Ball Park Lofts	Denver, CO	355	56.4	14.1	—	14.1	2Q 2003
Bella Terra (Village Green at Harbour Pointe) (2)	Mukilteo, WA	235	32.7	8.2	—	8.2	Completed
Bella Vista I&II (Warner Ridge I&II)	Woodland Hills, CA	315	80.9	18.8	$2.9	21.7	1Q03/1Q04
Carrollton	Carrollton, TX	284	21.9	4.9	0.6	5.5	3Q 2003
City Place (Westport)	Kansas City, MO	288	34.7	8.7	—	8.7	1Q 2003
Concord Center	Concord, CA	259	52.3	13.1	—	13.1	4Q 2003
Highlands of Lombard	Lombard, IL	403	67.1	16.8	—	16.8	3Q 2003
Hudson Pointe	Jersey City, NJ	181	45.0	11.2	—	11.2	1Q 2003
Maples at Little River	Haverhill, MA	174	28.0	7.0	—	7.0	3Q 2003
Marina Bay I (2)	Quincy, MA	136	24.8	6.6	—	6.6	Completed
Marina Bay II	Quincy, MA	108	22.8	5.7	—	5.7	4Q 2003
North Pier at Harborside	Jersey City, NJ	297	94.2	23.5	—	23.5	2Q 2003
Olympus (Legacy Towers) (2)	Seattle, WA	327	89.3	22.1	0.3	22.4	Completed
Savannah Midtown (Piedmont) (2)	Atlanta, GA	322	36.7	9.6	—	9.6	Completed
Watermarke	Irvine, CA	535	120.6	35.2	—	35.2	1Q 2004
Water Terrace I (Regatta I)	Marina Del Rey, CA	450	234.8	72.5	—	72.5	1Q 2003

Total Projects		4,981	$1,113.9	$301.8	$3.8	$305.6

(1)                                  The Operating Partnership’s funding obligation is generally between 25% and 35% of the estimated development cost for the unconsolidated projects.

(2)                                  Properties were substantially complete as of December 31, 2002.  As such, these properties are also included in the outstanding property and unit counts.

Item 3.  Legal Proceedings

Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 2002.  As of December 31, 2002, the Operating Partnership is not aware of any other litigation threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

There is no established public trading market for the OP Units.

The following table sets forth, for the years indicated, the distributions paid on the Operating Partnership’s OP Units:

	Distributions
	2002	2001

Fourth Quarter Ended December 31	$0.4325	$0.4325
Third Quarter Ended September 30	$0.4325	$0.4325
Second Quarter Ended June 30	$0.4325	$0.4075
First Quarter Ended March 31	$0.4325	$0.4075

The number of holders of record of OP Units and Junior Convertible Preference Units in the Operating Partnership at January 31, 2003, were 488 and 28, respectively.  The number of outstanding OP Units and Junior Convertible Preference Units as of January 31, 2003 were 293,942,092 and 63,983, respectively.

OP Units Issued in 2002

During 2002, the Operating Partnership directly issued 37,388 OP Units having a value of $1.0 million in exchange for direct or indirect interests in multifamily Properties in private placement transactions under section 4(2) of the Securities Exchange Act of 1934, as amended.  OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR, the cash equivalent thereof at any time one year after the date of issuance.

Effective as of April 30 and October 31, 2002, the Operating Partnership issued 2,520 and 1,788 OP Units, respectively, to former partners of Glen Meadow Associates, L.P.  Also effective April 30, 2002, the Operating Partnership issued 33,080 OP Units to former partners of Highland Glen Associates, L.P.  These issuances were made in connection with certain contingent “earnout” rights granted to such former partners upon Grove’s acquisition of the Glen Meadow and Highland Glen properties in 1998.  The Operating Partnership succeeded to Grove’s earnout obligations as a result of the Grove merger in 2000.  No separate consideration was payable upon issuance of these OP Units.  The Operating Partnership relied upon certifications from each such former partner’s status as an “accredited investor” within the meaning of SEC rule 501 to claim an exemption from registration under securities act section 4(2).

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to the Company’s Common Shares that may be issued under existing equity compensation plans.  Any Common Shares issued pursuant to EQR’s equity compensation plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (2)	(b) (2)	(c) (3)
Equity compensation plans approved by security holders (1)(4)	12,811,218	$23.63	24,607,367

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)                                  Amounts shown in the above table include 9,722 shares (with a weighted average exercise price of $20.53) reserved for issuance upon exercise of outstanding options assumed by the Company as a result of its merger with Merry Land & Investment Company, Inc. and 65,243 shares (with a weighted average exercise price of $19.39) reserved for issuance upon exercise of options assumed by the Company as a result of its merger with Lexford Residential Trust.

(2)                                  The amounts shown in columns (a) and (b) of the above table do not include 1,635,707 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s Fifth Amended and Restated 1993 Share Option and Share Award Plan (the “1993 Plan”) and 1,664,173 outstanding Common Shares that have been sold to employees and trustees under the Company’s 1996 Non-Qualified Employee Share Purchase Plan (the “ESPP”).

(3)                                  The amount shown in column (c) of the above table includes the following:

•                   Up to 1,145,712 Common Shares that may be granted under the 1993 Plan, of which only 25% may be in the form of restricted Common Shares;

•                   Up to 23,125,828 Common Shares that may be granted under the Company’s 2002 Share Incentive Plan (the “2002 Plan”), of which only 25% may be in the form of restricted Common Shares; and

•                   Up to 335,827 Common Shares that may be sold to employees and trustees under the ESPP.

(4)                                  The 2002 Plan provides that the number of securities available for issuance (inclusive of restricted shares previously granted and outstanding and shares underlying outstanding options) equals 7.5% of the Company’s outstanding Common Shares, calculated on a fully diluted basis, determined annually on the first day of each calendar year.  On January 1, 2003, this amount equaled 23,125,828.  There were no options or restricted shares yet granted under the 2002 Plan as of December 31, 2002.

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership.  The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.  The historical operating and balance sheet data have been derived from the historical Financial Statements of the Operating Partnership audited by Ernst & Young LLP, independent auditors.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No. 144.  Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per OP Unit and property data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
OPERATING DATA:
Total revenues	$1,994,053	$2,039,749	$1,927,440	$1,678,917	$1,285,580

Income before discontinued operations, extraordinary items and cumulative effect of change in accountingprinciple	$328,394	$395,030	$363,319	$306,523	$236,112

Net income	$448,175	$506,414	$591,212	$423,417	$276,735

Net income available to OP Units	$351,024	$400,295	$479,271	$310,221	$183,818

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit – basic	$1.11	$1.36	$1.28	$1.14	$1.06

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit – diluted	$1.10	$1.34	$1.27	$1.13	$1.05

Net income per OP Unit – basic	$1.19	$1.37	$1.69	$1.15	$0.83

Net income per OP Unit – diluted	$1.18	$1.36	$1.67	$1.14	$0.82

Weighted average OP Units outstanding – basic	294,637	291,362	283,921	270,002	223,426

Weighted average OP Units outstanding — diluted	297,969	295,552	291,266	271,310	225,156

Distributions declared per OP Unit outstanding	$1.73	$1.68	$1.575	$1.47	$1.36

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$13,046,263	$13,016,183	$12,591,539	$12,238,963	$10,942,063
Real estate, after accumulated depreciation	$10,934,246	$11,297,338	$11,239,303	$11,168,476	$10,223,572
Total assets	$11,810,917	$12,235,625	$12,263,966	$11,715,689	$10,700,260
Total debt	$5,523,699	$5,742,758	$5,706,152	$5,473,868	$4,680,527
Minority Interests	$9,811	$4,078	$2,884	$—	$—
Partners’ capital	$5,798,615	$6,045,694	$6,229,281	$5,961,913	$5,761,821

OTHER DATA:
Total properties (at end of period)	1,039	1,076	1,104	1,064	680
Total apartment units (at end of period)	223,591	224,801	227,704	226,317	191,689

Funds from operations available to OP Units (1)(2)	$738,342	$786,719	$726,172	$619,603	$458,806

Cash flow provided by (used for):
Operating activities	$888,938	$889,668	$841,826	$788,970	$542,147
Investing activities	$(49,297)	$57,429	$(563,175)	$(526,851)	$(1,046,308)
Financing activities	$(861,369)	$(919,266)	$(283,996)	$(236,967)	$474,831

(1)                               Funds from Operations (“FFO”) represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), plus depreciation (after adjustments for non-real estate additions, Partially Owned Properties and Unconsolidated Properties), plus amortization of goodwill and plus/minus extraordinary items, the cumulative effect of change in accounting principle and impairment charges.  Adjustments also include net gain on sales of condominium units to third parties and net gain on sales of unconsolidated entities and for discontinued operations related to depreciation, goodwill amortization, impairment on furniture rental business and net gain on sales.

(2)                               The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company’s performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.  The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ, for example, due to variations among the Company’s and other real estate company’s accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto.  Due to the Operating Partnership’s ability to control its subsidiaries (other than entities owning interests in the Unconsolidated Properties and certain other entities in which it has investments), each such subsidiary entity has been consolidated for financial reporting purposes.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-looking statements in this Item 7 as well as Item 1 of this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believes”, “estimates”, “expects” and “anticipates” and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•                  the total number of development units, cost of development and completion dates reflect the Operating Partnership’s best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•                  alternative sources of capital to the Operating Partnership or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;

•                  occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, continuing decline in employment, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Operating Partnership’s control; and

•                  additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under “Risk Factors”.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Note 7 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $Millions
At December 31, 2000	1,104	227,704
2001 Acquisitions	14	3,423	$388.1
2001 Dispositions	(49)	(8,807)	$416.9
2001 Completed Developments	7	2,505
Unit Configuration Changes	—	(24)
At December 31, 2001	1,076	224,801
2002 Acquisitions	12	3,634	$289.9
Ft. Lewis Joint Venture	1	3,652
2002 Dispositions	(58)	(10,713)	$546.2
2002 Completed Developments	8	2,201
Unit Configuration Changes	—	16
At December 31, 2002	1,039	223,591

The Operating Partnership’s acquisition and disposition activity has impacted overall results of operations for the years ended December 31, 2002 and 2001.  Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties in July 2001 and the fourth quarter of 2002, the disposition of the furniture rental business on January 11, 2002, reduced rental income through increased concessions or reduced apartment rents and occupancy at many of our properties and the properties acquired and developments completed in 2001 and 2002, which have been partially offset by the properties disposed in 2001 and 2002.  Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, impairment charges and variable interest rates.  This impact is discussed in greater detail in the following paragraphs.

Properties that the Operating Partnership owned for all of both 2002 and 2001 (the “2002 Same Store Properties”), which represented 188,027 units, impacted the Operating Partnership’s results of operations.  Properties that the Operating Partnership owned for all of both 2001 and 2000 (the “2001 Same Store Properties”), which represented 181,951 units, also impacted the Operating Partnership’s results of operations.  Both the 2002 Same Store Properties and 2001 Same Store Properties are discussed in the following paragraphs.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

For the year ended December 31, 2002, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $64.2 million when compared to the year ended December 31, 2001.

Revenues from the 2002 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, remained relatively stable with increases in real estate taxes and insurance costs offset by a decrease in utility costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the 2002 Same Store Properties:

2002 Same Store Properties

Year over Year Same Store Results

$ in Millions – 188,027 Same Store Units

Description	Revenues	Expenses	NOI

2002	$1,768.0	$663.3	$1,104.7
2001	$1,815.9	$658.3	$1,157.6
Change	$(47.9)	$5.0	$(52.9)
Change	(2.6)%	0.8%	(4.6)%

Same Store Occupancy Statistics

Year 2002	93.5%
Year 2001	94.5%
Change	(1.0)%

For properties that the Operating Partnership acquired prior to January 1, 2002 and expects to continue to own through December 31, 2003, the Operating Partnership anticipates the following operating results for the full year ending December 31, 2003:

2003 Same Store Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(3.9)% to (1.4)%
Expense Change	2.1 to 4.4%
NOI Change	(9.2)% to (3.7)%
Dispositions	$700 million

These 2003 operating assumptions are based on current expectations and are forward-looking.

Rental income from properties other than 2002 Same Store Properties increased by approximately $15.9 million primarily as a result of revenue from properties acquired in 2001 and 2002 and additional Partially Owned Properties consolidated in 2001 and the fourth quarter of 2002.

Interest and other income decreased by approximately $7.0 million, primarily as a result of lower balances available for investment and related interest rates being earned on short-term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

Interest income – investment in mortgage notes decreased by $8.8 million as a result of the consolidation of previously Unconsolidated Properties in July 2001.  No additional interest income will be recognized on such mortgage notes in future years as the Operating Partnership now consolidates the results related to these previously Unconsolidated Properties.   See Note 8 in the Notes to Consolidated Financial Statements for further discussion.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties.  These expenses decreased by approximately $5.0 million or 6.5%.  This decrease is primarily attributable to lower amounts accrued for employee bonuses and profit sharing for 2002 and lower headcount in 2002.

Fee and asset management revenues, net of fee and asset management expenses, increased by $1.6 million as a result of managing additional units at Fort Lewis, Washington starting in April 2002.  As of December 31, 2002 and 2001, the Operating Partnership managed 18,965 units and 16,539 units, respectively, for third parties and unconsolidated entities.

The Operating Partnership recorded impairment charges in 2002 on its corporate housing business and its technology investments of approximately $17.1 million and $1.2 million, respectively.  See Note 21 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $15.5 million primarily due to lower variable interest rates and lower overall levels of debt.  During the year ended December 31, 2002, the Operating Partnership capitalized interest costs of approximately $27.2 million as compared to $28.2 million for the year ended December 31, 2001.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2002 was 6.54% as compared to 6.89% for the year ended December 31, 2001.

General and administrative expenses, which include corporate operating expenses, increased approximately $11.1 million between the years under comparison.  This increase was primarily due to retirement plan expenses for certain key executives, EQR restricted shares/awards granted to key employees, additional compensation charges and costs associated with EQR’s new President, higher state income taxes in Michigan and New Jersey and income taxes incurred by one of EQR’s taxable REIT subsidiaries which has an ownership interest in properties that in prior periods were classified as Unconsolidated Properties.

Income (loss) from investments in unconsolidated entities decreased approximately $7.5 million between the periods under comparison.  This decrease is primarily the result of increased equity losses and unrealized losses on derivative instruments.

Net gain on sales of discontinued operations decreased approximately $44.6 million between the periods under comparison.  This decrease is primarily the result of the properties sold in 2001 having a lower net carrying value at sale, which resulted in higher gain recognition for financial reporting purposes.

Discontinued operations, net, increased approximately $53.0 million between the periods under comparison.  This increase is primarily attributable to a one-time $60.0 million impairment on the furniture rental business in 2001, which was subsequently sold in January 2002.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

For the year ended December 31, 2001, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle increased by approximately $32.2 million when compared to the year ended December 31, 2000.

Revenues from the 2001 Same Store Properties increased primarily as a result of higher rental rates charged new residents and resident renewals and an increase in income from billing residents for their share of utility costs as well as other ancillary services provided to residents.  Property operating expenses from the 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased primarily attributable to a $5.4 million, or 5.6%, increase in utilities and an $8.2 million, or 5.5%, increase in payroll costs.  The following tables provide comparative revenue, expense, net operating income and weighted average occupancy for the 2001 Same Store Properties:

2001 Same Store Properties

Year over Year Same Store Results

$ in Millions – 181,951 Same Store Units

Description	Revenues	Expenses	NOI

2001	$1,721.2	$626.4	$1,094.8
2000	$1,658.7	$604.1	$1,054.6
Change	$62.5	$22.3	$40.2
Change	3.8%	3.7%	3.8%

Same Store Occupancy Statistics

Year 2001	94.4%
Year 2000	94.9%
Change	(0.5%)

Rental income from properties other than 2001 Same Store Properties increased by approximately $54.6 million primarily as a result of revenue from the 2001 and 2000 Acquired Properties, additional 2001 Partially Owned Properties, and the 2001 Disposition Properties.

Interest and other income decreased by approximately $3.4 million, primarily as a result of lower balances available for investment and related interest rates being earned on short-term investment accounts.

Interest income–investment in mortgage notes decreased by approximately $2.4 million as a result of the consolidation of previously Unconsolidated Properties in July 2001.  See Note 8 in the Notes to Consolidated Financial Statements for further discussion.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s Properties.  These expenses increased by approximately $0.7 million or less than 1%.  The Operating Partnership continued to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Operating Partnership did not have a significant management presence.  As a result, the Operating Partnership was able to maintain off-site management expenses at a constant level between the two reporting periods.

Fee and asset management revenues and fee and asset management expenses increased as a result of the Operating Partnership continuing to manage properties that were sold and/or contributed to various unconsolidated joint venture entities.  As of December 31, 2001, the Operating Partnership managed 16,539 units for third parties and unconsolidated entities.

Impairment on technology investments increased approximately $10.8 million between the years under comparison.  See Note 21 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $10.6 million.  During 2001, the Operating Partnership capitalized interest costs of approximately $28.2 million as compared to $17.7 million for the year ended 2000.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2001 was 6.89% as compared to 7.25% for the year ended December 31, 2000.

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

Income (loss) from investments in unconsolidated entities increased approximately $1.5 million between the periods under comparison primarily as a result of an increase in the number of completed unconsolidated development projects.

Net gain on sales of discontinued operations decreased approximately $49.5 million between the periods under comparison.  This decrease is primarily the result of approximately 8,800 fewer units sold during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Discontinued operations, net, decreased approximately $71.8 million between the periods under comparison.  This decrease is primarily attributable to a one-time $60.0 million impairment on the furniture rental business in 2001.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2002

As of January 1, 2002, the Operating Partnership had approximately $51.6 million of cash and cash equivalents and $446.0 million available under its line of credit (net of $59.0 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2002 was approximately $29.9 million and the amount available on the Operating Partnership’s line of credit was $499.2 million (net of $60.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).

Part of the Operating Partnership’s acquisition and development funding strategy and the funding of investments in various unconsolidated entities is to utilize its line of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities.  Continuing to utilize this strategy during the year ended December 31, 2002, EQR and/or the Operating Partnership:

•                  disposed of fifty-eight properties (including six Unconsolidated Properties) and received net proceeds of approximately $528.5 million;

•                  disposed of the furniture rental business on January 11, 2002 and received net proceeds of approximately $28.7 million;

•                  issued $400.0 million of 6.625% fixed rate unsecured debt receiving net proceeds of $394.5 million;

•                  issued $50.0 million of 4.861% fixed rate unsecured debt receiving net proceeds of $49.9 million;

•                  issued approximately 1.8 million OP Units and received net proceeds of $39.0 million; and

•                  obtained $126.1 million in new mortgage financing.

All of these proceeds were utilized to:

•                  purchase additional properties;

•                  repay the line of credit;

•                  repay mortgage indebtedness on selected properties;

•                  repay public unsecured debt;

•                  repurchase and retire OP Units;

•                  invest in consolidated and unconsolidated development projects; and

•                  invest in unconsolidated entities.

During the year ended December 31, 2002, the Operating Partnership:

•                  acquired twelve properties utilizing cash of $258.3 million;

•                  repaid $55.0 million on its line of credit;

•                  repaid $407.7 million of mortgage loans;

•                  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

•                  repaid $125.0 million of 7.95% fixed rate public notes at maturity;

•                  repaid $40.0 million of 7.25% fixed rate public notes at maturity;

•                  repaid $4.7 million of other unsecured notes;

•                  repurchased and retired approximately 5.1 million of its OP Units for approximately $115.0 million;

•                  funded a net of $62.8 million under its development agreements; and

•                  funded $10.0 million in connection with its agreement with the U.S. Army for Fort Lewis military housing.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to the common share buyback program authorized by it’s Board of Trustees.  The Operating Partnership, in turn, would repurchase $85.0 million of its OP Units held by EQR.

The Operating Partnership’s total debt summary and debt maturity schedule as of December 31, 2002, are as follows:

Debt Summary as of December 31, 2002

	$ Millions	Weighted Average Rate
Secured	$2,928	6.15%
Unsecured	2,596	6.30%
Total	$5,524	6.22%

Fixed Rate*	$4,776	6.83%
Floating Rate*	748	2.33%
Total*	$5,524	6.22%

Above Totals Include:
Total Tax Exempt	$985	3.75%
Unsecured Revolving Credit Facility	$140	1.98%

* Net of the effect of any interest rate protection agreements.

Debt Maturity Schedule as of December 31, 2002

Year	$ Millions	% of Total
2003	$334	6.1%
2004	605	11.0%
2005*	818	14.8%
2006	460	8.3%
2007	316	5.7%
2008	457	8.3%
2009	277	5.0%
2010	256	4.6%
2011	654	11.8%
2012+	1,347	24.4%
Total	$5,524	100.0%

* Includes $300 million with a final maturity of 2015 that is putable/callable in 2005 and $140 million related to the Operating Partnership’s unsecured revolving credit facility.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2002 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of December 31, 2002

Total Debt		$5,523,698,848

OP Units	293,396,124
OP Unit Equivalents (see below)	14,947,898
Total Outstanding at year-end	308,344,022
EQR Common Share Price at December 31, 2002	$24.58
		7,579,096,061
Perpetual Preference Units Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$13,879,294,909

Debt/Total Market Capitalization		39.8%

Convertible Preference Units, Preference Interests and Junior Preference Units

as of December 31, 2002

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	2,548,114	1.1128	2,835,541
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,947,898

The Operating Partnership’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From January 1, 2003 through February 3, 2003, the Operating Partnership:

•                  acquired one property consisting of 226 units for approximately $41.0 million;

•                  disposed of five properties consisting of 1,011 units for approximately $57.4 million;

•                  refinanced the mortgage debt on eleven Partially Owned Properties and received additional cash proceeds of approximately $2.4 million; and

•                  repaid $44.9 million of mortgage debt at/or prior to maturity.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2002, the Operating Partnership has 18 projects in various stages of development with estimated completion dates ranging through June 30, 2004.  The three development agreements currently in place have the following key terms:

•                  the first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  The Operating Partnership has an obligation to fund up to an additional $13.0 million to guarantee third party construction financing, if required.

•                  the second development partner has the right, at any time following completion of a project, to require the Operating Partnership to purchase the partners’ interest in that project at a mutually agreeable price.  If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Operating Partnership at the agreed-upon price.

•                  the third development partner has the exclusive right for six months following stabilization (generally defined as having achieved 90% occupancy for three consecutive months following the substantial completion of a project) to market a project for sale.  Thereafter, either the Operating Partnership or its development partner may market a project for sale.  If the Operating Partnership’s development partner proposes the sale, the Operating Partnership may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Operating Partnership may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

In connection with one of its mergers, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of February 3, 2003, this enhancement was still in effect at a commitment amount of $12.7 million.

As of February 2003, the Operating Partnership has a commitment to fund $6.1 million to Constellation Real Technologies, LLC, a real estate technology Operating Partnership.

See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in unconsolidated entities.

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

•                                          flooring such as vinyl, linoleum or tile; and

•                                          blinds/shades

We typically capitalize for established properties approximately $260 to $290 per unit annually for inside the unit replacements.  All replacements are depreciated over a five-year estimated useful life.  We expense as incurred all maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

•                  Building improvements (outside the unit).  These include:

•                                          roof replacement and major repairs;

•                                          paving or major resurfacing of parking lots, curbs and sidewalks;

•                                          amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;

•                                          major building mechanical equipment systems;

•                                          interior and exterior structural repair and exterior painting and siding;

•                                          major landscaping and grounds improvement; and

•                                          vehicles and office and maintenance equipment.

We typically capitalize for established properties approximately $380 to $390 per unit annually for outside the unit building improvements.  All building improvements are depreciated over a five to ten-year estimated useful life.  We expense as incurred all recurring expenditures that do not improve the value of the asset or extend its useful life.

For the year ended December 31, 2002, our actual improvements to real estate totaled approximately $156.8 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2002

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements (3)	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (4)	171,913	$49,903	$290	$65,985	$384	$115,888	$674
New Acquisition Properties (5)	22,146	5,542	285	8,691	446	14,233	731
Other (6)	7,758	5,787		20,868		26,655
Total	201,817	$61,232		$95,544		$156,776

(1)                                  Total units exclude 21,774 unconsolidated units.

(2)                                  Replacements include new expenditures inside the units such as carpets and hardwood floors, appliances, mechanical equipment, fixtures, flooring and blinds/shades.

(3)                                  Building improvements include roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)                                  Wholly Owned Properties acquired prior to January 1, 2000.

(5)                                  Wholly Owned Properties acquired during 2000, 2001 and 2002.  Per unit amounts are based on a weighted average of 19,478 units.

(6)                                  Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions, and $9.1 million included in building improvements spent on six specific assets related to major renovations and repositioning of these assets.

For the year ended December 31, 2001, our actual improvements to real estate totaled approximately $150.9 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2001

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements (3)	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (4)	149,288	$38,612	$259	$56,594	$379	$95,206	$638
New Acquisition Properties (5)	50,290	15,994	330	25,685	531	41,679	861
Other (6)	7,051	3,674		10,369		14,043
Total	206,629	$58,280		$92,648		$150,928

(1)                                  Total units exclude 18,172 unconsolidated units.

(2)                                  Replacements include new expenditures inside the units such as carpets and hardwood floors, appliances, mechanical equipment, fixtures, flooring and blinds/shades.

(3)                                  Building improvements include roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)                                  Wholly Owned Properties acquired prior to January 1, 1999.

(5)                                  Wholly Owned Properties acquired during 1999, 2000 and 2001.  Per unit amounts are based on a weighted average of 48,434 units.

(6)                                  Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions, and $7.2 million included in building improvements spent on twelve specific assets related to major renovations and repositioning of these assets.

We anticipate capitalizing annually an average of approximately $640 to $680 per unit for inside and outside the unit capital expenditures to our established properties.  The Operating Partnership expects to fund approximately $150.0 million for capital expenditures for replacements and building improvements in 2003.

During the year ended December 31, 2002, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, was approximately $7.3 million.  The Operating Partnership expects to fund approximately $4.9 million in total additions to non-real estate property for 2003.

Improvements to real estate and additions to non-real estate property for both 2002 and 2001 were funded from net cash provided by operating activities.

Derivative Instruments

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

The following table summarizes the consolidated derivative instruments at December 31, 2002 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$120,000	$250,000	$255,118	$255,118
Lowest Possible Notional	$400,000	$120,000	$250,000	$251,410	$251,410
Highest Possible Notional	$400,000	$120,000	$250,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	7.25000%	5.06375%	4.52800%	4.45800%
Highest Interest Rate	5.81000%	7.25000%	5.42600%	6.00000%	6.00000%
Earliest Maturity Date	2003	2005	2013	2003	2003
Latest Maturity Date	2005	2005	2013	2007	2007
Estimated Asset (Liability) Fair Value	$(14,438)	$9,069	$(11,077)	$(3,148)	$3,025

At December 31, 2002, certain unconsolidated development partnerships in which the Operating Partnership invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Operating Partnership has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $446.6 million (notional amounts range from $169.2 million to $555.9 million over the terms of the swaps) at interest rates ranging from 2.115% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $13.9 million.  During the year ended December 31, 2002, the Operating Partnership recognized an unrealized loss of $1.1 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income (loss) from investments in unconsolidated entities).

On December 31, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $16.6 million and as a reduction to investments in unconsolidated entities of approximately $13.9 million.  As of December 31, 2002, there were approximately $42.8 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2002, the Operating Partnership may recognize an estimated $17.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2003, of which $7.9 million is related to the unconsolidated development partnerships.

Other

Total distributions paid in January 2003 amounted to $143.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared in the fourth quarter of 2002.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of these unencumbered properties are in excess of the required value the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.

On May 30, 2002, the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  This new facility matures in May 2005 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of February 3, 2003, $218.0 million was outstanding under this new facility.

For the Year Ended December 31, 2001

As of January 1, 2001, the Operating Partnership had approximately $23.8 million of cash and cash equivalents and $399.5 million available under its lines of credit, of which $53.5 million was restricted (not available to be drawn).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2001 was approximately $51.6 million and the amount available on the Operating Partnership’s line of credit was $505.0 million, of which $59.0 million was restricted (not available to be drawn).

Part of the Operating Partnership’s acquisition and development funding strategy and the funding of investments in various unconsolidated entities is to utilize its lines of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities.  Continuing to utilize this strategy during the year ended 2001, EQR and/or the Operating Partnership:

•                  disposed of forty-nine properties (including two Unconsolidated Properties) and two vacant parcels of land and received net proceeds of $399.1 million;

•                  issued $300.0 million of 6.95% fixed rate unsecured debt receiving net proceeds of $297.4 million;

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

All of these proceeds were utilized to either:

•                  purchase additional properties;

•                  repay the lines of credit;

•                  redeem the Operating Partnership’s Series A and F Preference Units;

•                  repay mortgage indebtedness on selected properties;

•                  repay public unsecured debt; and

•                  invest in unconsolidated entities.

During the year ended December 31, 2001, the Operating Partnership:

•                  acquired fourteen properties and vacant land utilizing cash of $297.8 million;

•                  repaid $160.5 million on its line of credit;

•                  funded $210.5 million to redeem all of its Series A and F Preference Units;

•                  repaid $364.2 million of mortgages loans; and

•                  funded a net of $174.6 million under its development agreements.

The Operating Partnership’s total debt summary, as of December 31, 2001, included:

Debt Summary as of December 31, 2001

	$ Millions	Weighted Average Rate
Secured	$3,287	6.51%
Unsecured	2,456	6.32%
Total	$5,743	6.43%

Fixed Rate *	$4,847	7.02%
Floating Rate *	896	3.20%
Total *	$5,743	6.43%

Above Totals Include:
Total Tax Exempt	$975	4.41%
Unsecured Revolving Credit Facility	$195	2.50%

*Net of the effect of any interest rate protection agreements.

Critical Accounting Policies and Estimates

The Operating Partnership’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements for the year ended December 31, 2002.

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

Impairment of Long-Lived Assets, Including Goodwill

The Operating Partnership periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  Future events could occur which would cause the Operating Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

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

Cost Capitalization

See the Capitalization of Fixed Assets and Improvements to Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Operating Partnership capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital projects.  These costs are reflected on the balance sheet as an increase to building.

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Operating Partnership capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  The Operating Partnership expenses as incurred all payroll costs of employees working directly at our properties, except for costs that are incurred during the initial lease-up phase on a development project.  An allocated portion of payroll costs is capitalized based upon the occupancy of the project until stabilized occupancy is achieved.  Stabilized occupancy is always deemed to have occurred no later than one year from cessation of major development activities.  The incremental payroll and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects. These costs are reflected on the balance sheet as either construction in progress or a separate component of investments in unconsolidated entities.  The Operating Partnership ceases the capitalization of such costs as the property becomes substantially complete and ready for its intended use.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 and its amendments (SFAS Nos. 137 and 138) requires the Operating Partnership to make estimates and judgments that affect the fair value of the instruments.  The Operating Partnership, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes.  Where these are not available, the Operating Partnership bases its estimates on other factors relevant to the financial instruments.

Revenue Recognition

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Interest income is recorded on an accrual basis.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.

The Operating Partnership adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, effective October 1, 2000.  SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Stock Option Compensation

The Company has chosen to account for its stock option compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of EQR’s Common Shares on the date of grant.  The Company will elect to expense its stock option compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148) effective in the first quarter of 2003, which will result in compensation expense being recorded based on the fair value of the stock option compensation issued.  Any Common Shares issued pursuant to EQR’s share option plan will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.

Funds From Operations

For the year ended December 31, 2002, Funds From Operations (“FFO”) available to OP Units decreased $48.4 million, or 6.1%, as compared to the year ended December 31, 2001. For the year ended December 31, 2001, FFO available to OP Units increased $60.5 million, or 8.3%, as compared to the year ended December 31, 2000:

The following is a reconciliation of net income available to OP Units to FFO available to OP Units for the years ended December 31, 2002, 2001 and 2000:

Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000

Net income available to OP Units	$351,024	$400,295	$479,271
Adjustments:
Depreciation	462,341	439,565	427,799
Depreciation – Non-real estate additions	(9,213)	(6,555)	(6,716)
Depreciation – Partially Owned Properties	(7,706)	(4,353)	(1,476)
Depreciation – Unconsolidated Properties	19,872	13,022	2,720
Amortization of goodwill	—	2,356	—
Extraordinary items	792	(444)	5,592
Cumulative effect of change in accounting principle	—	1,270	—
Impairment on corporate housing business	17,122	—	—
Impairment on technology investments	1,162	11,766	1,000
Net gain on sales of condominium units to third parties	1,682	—	—
Net gain on sales of unconsolidated entities	(5,054)	(387)	—
Discontinued Operations:
Depreciation	10,616	17,667	16,408
Amortization of goodwill	—	1,423	—
Impairment on furniture rental business	—	60,000	—
Net gain on sales	(104,296)	(148,906)	(198,426)
FFO available to OP Units – basic (1)	$738,342	$786,719	$726,172

(1)                               FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), plus depreciation (after adjustments for non-real estate additions, Partially Owned Properties and Unconsolidated Properties), plus amortization of goodwill and plus/minus extraordinary items, the cumulative effect of change in accounting principle and impairment charges.  Adjustments also include net gain on sales of condominium units to third parties and net gain on sales of unconsolidated entities and for discontinued operations related to depreciation, goodwill amortization, impairment on furniture rental business and net gain on sales.

The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company’s performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.  The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ, for example, due to variations among the Company’s and other real estate companies’ accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market risks relating to the Operating Partnership’s operations result primarily from changes in short-term LIBOR interest rates.  The Operating Partnership does not have any direct foreign exchange or other significant market risk.

The Operating Partnership’s exposure to market risk for changes in interest rates relates primarily to the unsecured line of credit.  The Operating Partnership typically incurs fixed rate debt obligations to finance acquisitions and capital expenditures, while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing.  The Operating Partnership continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment.

The Operating Partnership also utilizes certain derivative financial instruments to limit market risk.  Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa.  Derivatives are used for hedging purposes rather than speculation.  The Operating Partnership does not enter into financial instruments for trading purposes.   See also Note 14 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Operating Partnership’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes approximates their carrying value at December 31, 2002.

The Operating Partnership had total outstanding floating rate debt of approximately $748.0 million, or 13.5% of the total debt at December 31, 2002, including the effects of any interest rate protection agreements.  If market rates of interest on all of the floating rate debt permanently increased by 23 basis points (a 10% increase), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.7 million.  If market rates of interest on all of the floating rate debt permanently decreased by 23 basis points (a 10% decrease), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.7 million.

These amounts were determined by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments.  The foregoing assumptions apply to the entire amount of the Operating Partnership’s floating rate debt and do not differentiate among maturities.  These analyses do not consider the effects of the changes in overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Operating Partnership’s financial structure or results other than interest expense.

The Operating Partnership cannot predict the effect of adverse changes in interest rates on its floating rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long term debt will be available at advantageous pricing.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10,11,12 and 13 of this Form 10-K may omit the use of certain defined terms used elsewhere herein and may contain certain defined terms that are different from those used in the other sections of this report.

Item 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a, b, c, d, e & f) TRUSTEES AND EXECUTIVE OFFICERS

The Operating Partnership does not have any trustees or executive officers.  The following is a biographical summary, as of March 1, 2003, of the age, experience and position and offices of the trustees and executive officers of EQR.  Officers serve at the pleasure of the Board of Trustees.

Trustees

Pursuant to EQR’s declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

Incumbent Trustees with Terms Expiring in 2003

Stephen O. Evans, 57, has been a Trustee of EQR since December 23, 1997, the date of the merger of Evans Withycombe Residential, Inc. (“Evans”), a public multifamily property company founded by Mr. Evans, into EQR (the “Evans Merger”), and is President of Evans Realty Associates, a real estate investment company.  Mr. Evans also served as an Executive Vice President of Equity Residential from December 1997 to December 1999.  Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Evans from its formation in May 1994 until the Evans Merger.  Mr. Evans is a member of Lambda Alpha, a national land economics fraternity, and the Urban Land Institute.

B. Joseph White, 55, has been a Trustee of EQR since May 1993.  Mr. White was appointed Managing Director of Fred Alger Management Company (“Alger”), a New York investment firm, in February 2003.  Mr. White served as Interim President of the University of Michigan in 2002.  He was a professor at the University of Michigan Business School from 1987 through 2001 and served as the Dean of the Business School from 1991 to 2001.  Mr. White is a director of Kelly Services, Inc., a temporary services firm, Kaydon Corporation, a manufacturer of precision engineered metal products, and a trustee of five mutual funds managed by Alger.

Edward Lowenthal, 58, has been a Trustee of EQR since June 1997, shortly after the merger of Wellsford Residential Property Trust (“Wellsford”), a public multifamily property company, and EQR on May 30, 1997 (the “Wellsford Merger”).  Mr. Lowenthal has been a director of Wellsford Real Properties, Inc. (“WRP”), a publicly traded real estate merchant banking firm, since its formation in January 1997.  Mr. Lowenthal was the President and Chief Executive Officer of WRP from its formation in January 1997 through March 2002, and was the President and Chief Executive Officer and a trustee of Wellsford from its formation in July 1992 until the Wellsford Merger.  Mr. Lowenthal is also a director of Omega Healthcare, Inc., a public healthcare company, and Reis, Inc., a real estate analytic and market information firm.  He is a Trustee of the Manhattan School of Music.

Jeffrey H. Lynford, 55, has been a Trustee of EQR since June 1997, shortly after the Wellsford Merger.  Mr. Lynford has been the Chief Executive Officer and President of WRP since April 2002, and Chairman of the Board and Secretary of WRP since its formation in January 1997.  He had been the Chairman of the Board and Secretary of Wellsford from its formation in July 1992 until the Wellsford Merger.  Mr. Lynford currently serves as a trustee emeritus of the National Trust for Historic Preservation.  He is also a trustee of Polytechnic University, a trustee for Caramoor Center for Music and the Arts, and Chairman of the Board of the Eos Orchestra.

Incumbent Trustees with Terms Expiring in 2004

Douglas Crocker II, 62, was appointed as Vice Chairman of the Board of Trustees of EQR in January 2003.  He was Chief Executive Officer and a Trustee from March 1993 to December 2002, and President of EQR from 1993 until Mr. Duncan’s appointment as President in March 2002.  Mr. Crocker has been a director of WRP since June 1997, Ventas, Inc. (“Ventas”), a public real estate company focusing on the ownership and acquisition of health care properties, since November 1998, and Prime Group Realty Trust, a public office and industrial properties company, since September 2002.  Mr. Crocker has been President and Chief Executive Officer of First Capital Financial Corporation (“First Capital”), a sponsor of public real estate limited partnerships, since December 1992, and a director of First Capital since January 1993.  He was an Executive Vice President of Equity Financial and Management Company, a subsidiary of Equity Group Investments, Inc. (“EGI”), an owner, manager and financier of real estate and corporations, from November 1992 until March 1997, providing strategic direction and services for EGI’s real estate and corporate activities.  Mr. Crocker chairs and serves on boards or committees of various multi-family housing associations, including the National Multi-Housing Council and the Multifamily Council of the Urban Land Institute, and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts.

James D. Harper, Jr., 69, has been a Trustee of EQR since May 1993.  Mr. Harper is the President of JDH Realty Co., a real estate development and investment company, and is the principal partner in AH Development, S.E., a special limited partnership formed to develop over 400 acres of land in Puerto Rico.  He is a trustee of Equity Office Properties Trust (“EOP”), a public office building company.

Sheli Z. Rosenberg, 61, has been a Trustee of EQR since March 1993, and on December 6, 2002 was appointed as Lead Trustee.  Ms. Rosenberg has been Vice Chairman of Equity Group Investments, LLC (“EGI LLC”), an investment company, from January 1, 2000 and Chief Executive Officer and President of EGI LLC from January 1, 1999 to January 1, 2000.  From November 1994 until 1999, Ms. Rosenberg had been Chief Executive Officer, President and a director of EGI.  Ms. Rosenberg had been a principal of the former law firm of Rosenberg & Liebentritt, P.C. from 1980 to 1997.  Ms. Rosenberg is a trustee of EOP and is a director of Capital Trust, Inc. (“Capital Trust”), a specialized finance company, Manufactured Home Communities, Inc. (“MHC”), a public manufactured home community company, Ventas, CVS Corporation, a drugstore chain, Cendant Corporation, a provider of business and consumer services primarily within the real estate and travel sectors, and iDine Rewards Network Inc. (“iDine”), an administrator of loyalty-based consumer rewards programs.

Gerald A. Spector, 56, has been a Trustee and Executive Vice President of EQR since March 1993 and Chief Operating Officer of EQR since February 1995.

Michael N. Thompson, 54, has been a Trustee of EQR since October 19, 1998, the date of the merger of Merry Land & Investment Company, Inc. (“Merry Land”), a public multifamily property company, into EQR (the “Merry Land Merger”).  Mr. Thompson has been President, Chief Operating Officer and a director of Merry Land Properties, Inc. (“MRYP”), a publicly traded diversified real estate company, since its formation as part of the Merry Land Merger.  Mr. Thompson served as Executive Vice President and Chief Operating Officer of Merry Land from December 1996 until the Merry Land Merger, and as a Vice President of Merry Land from August 1992 until December 1996.

Incumbent Trustees with Terms Expiring in 2005

John W. Alexander, 55, has been a Trustee of EQR since May 1993 and is the President of Mallard Creek Capital Partners, Inc., an investment company with interests in real estate, development entities and operating companies.  He is also a partner of Meringoff Equities, a real estate investment and development company, and is a member of the International Council of Shopping Centers and the Urban

Land Institute.

Bruce W. Duncan, 51, has been President and a Trustee of EQR since March 2002 and was appointed Chief Executive Officer of EQR in January 2003.  He was a private investor from April 2000 until joining EQR.  Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company, from December 1995 until its sale in March 2000.  Mr. Duncan has been a director of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) since April 1999 and a trustee of the Starwood Hotels & Resorts, a real estate investment trust and a subsidiary of Starwood, since August 1995.  Mr. Duncan has also been a member of the Partnership Committee of the Rubenstein Company, L.P., a real estate operating company focused on office properties in the Mid-Atlantic region, since February 2001.  In addition, Mr. Duncan is on the Executive Committee of the National Multi-Housing Council, a member of the Urban Land Institute and a past trustee of the International Council of Shopping Centers.

Boone A. Knox, 66, has been a Trustee of EQR since October 19, 1998, the date of the Merry Land Merger.  Mr. Knox had been a director of MRYP from its formation as part of the Merry Land Merger through February 2001.  Mr. Knox had been Chairman of the Board of Directors of Merry Land from December 1996 until the Merry Land Merger.  Mr. Knox has served as Chairman of the Board of Directors of Regions Bank, Central Georgia since January 1997, and has been a director of Cousins Properties, Incorporated, a public retail and office building company, since 1969, and of The InterCept Group, Inc., a technology products and services provider to financial institutions, since February 1998.

Samuel Zell, 61, has been Chairman of the Board of EQR since March 1993.  Since January 1999, Mr. Zell has been Chairman of EGI LLC.  For more than five years prior to 1999, Mr. Zell had been Chairman of the Board of EGI.  He is also Chairman of the Board of EOP, MHC, Capital Trust, Anixter International Inc., a provider of integrated network and cabling systems, Angelo & Maxie’s, Inc., an owner and operator of restaurants, Danielson Holding Corporation, a holding company with separate subsidiaries in the insurance and marine transportation industries, and iDine.

Executive Officers

Bruce W. Duncan, Chief Executive Officer, President and a Trustee of EQR.  See biographical information above.

Gerald A. Spector, Chief Operating Officer, Executive Vice President and a Trustee of EQR.  See biographical information above.

J. Donald Couvillion, 48, has been Executive Vice President – Development since December 2001.  From December 23, 1997, the date of the Evans Merger, to November 2001, he was Senior Vice President – Development of EQR.  Mr. Couvillion served as Vice President – Project Management of Evans from May 1995 through the Evans Merger.

Leslie B. Fox, 44, has been Executive Vice President of EQR since October 1, 1999, the date of the merger of Lexford Residential Trust (“Lexford”), a public multifamily property company, into EQR (the “Lexford Merger”), and Chief Information Officer of EQR since January 2001.  From October 1999 to December 2000, Ms. Fox was President – Lexford Division of EQR.  Ms. Fox had been Executive Vice President and Chief Operating Officer of Lexford from December 1997 until the Lexford Merger.

Alan W. George, 45, has been Chief Investment Officer of EQR since January 2002 and an Executive Vice President since February 1997.  Mr. George was Senior Vice President – Acquisitions of EQR from December 1995 until February 1997.

Edward J. Geraghty, 53, has been Executive Vice President of EQR since March 1998 and President – Eastern Division since April 1999.  Mr. Geraghty was a Managing Director – Real Estate of

The Travelers Investment Group, Inc. from June 1995 to March 1998.

Michael J. McHugh, 47, has been Executive Vice President of EQR since January 1998, and Chief Accounting Officer and Treasurer of EQR since February 1995.  Mr. McHugh was Senior Vice President of EQR from February 1995 until January 1998.

David J. Neithercut, 47, has been Executive Vice President and Chief Financial Officer of EQR since February 1995.

Gregory H. Smith, 51, has been Executive Vice President of EQR since December 1994 and President – Central Division since April 1999.

Bruce C. Strohm, 48, has been Executive Vice President and General Counsel of EQR since March 1995 and Secretary of EQR since November 1995.

Frederick C. Tuomi, 48, has been Executive Vice President of EQR since January 1994 and President – Western Division since April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Operating Partnership to report whether or not, based on its review of reports to the SEC filed by its more than 10% beneficial owners, about transactions in its OP Units furnished to the Operating Partnership, and the written representation of its more than 10% beneficial owners that any such required reports were not filed or were filed untimely.  There were no such failures to report or late reports during 2002.

Item 11.  Executive Compensation

Compensation Of Trustees

The following information is provided for the Board of Trustees (“Board”) of Equity Residential, general partner of the Operating Partnership.

During 2002, trustees who are not employees of the Company each received an annual fee of $45,000 for serving on the Board.  Effective as of January 2003, the Company's Chairman, Mr. Zell, no longer receives this annual fee.  In addition, trustees who served on the Executive, Compensation, Audit or Corporate Governance Committees received an additional $1,000 per year for each committee on which they served.  This fee was increased as of January 2003 to $4,000 per year.  The chair of the Audit Committee received an additional $4,000 per year (increased as of January 2003 to $11,000 per year), the chairs of the Compensation and Corporate Governance Committees each received an additional $4,000 per year (increased as of January 2003 to $6,000 per year), and the chair of the Executive Committee received an additional $500 per year (reduced as of January 2003 to $0).  The Company also reimburses the trustees for travel expenses incurred in connection with their activities on behalf of the Company.

In January 2002, each trustee was also granted the right to receive options to purchase 10,000 Common Shares at the current market price on the grant date.  These options vest in approximately equal installments of six months, one year and two years from the date of grant.  Each trustee had the right to convert up to one-half of the grant of 10,000 options into restricted Common Shares as of the grant date, thereby reducing the number of options granted.  The number of restricted shares awarded upon conversion was determined by dividing the total dollar value of the option grant being converted, using the same valuation criteria utilized in the Company’s annual employee option grants on the same date, by the closing price of EQR’s Common Shares on the grant date.  The restricted shares vest in full on the third anniversary of the grant date.  Distributions are paid on these restricted shares at the same rate as on unrestricted Common Shares.

Effective January 2003, in lieu of the annual 10,000 option grant, each trustee of the Company, excluding management trustees and the Company's Chairman, Mr. Zell, will receive an annual long-term incentive grant of $50,000 of options and restricted shares.  This grant will be allocated between options and restricted shares in the same ratio as approved by the Board for the annual long-term incentive grants to the Company's executive officers, utilizing the same valuation criteria described above.  For the February 2003 grants, the $50,000 grant was allocated 25% to options and 75% to restricted shares.

Because the Company's financial results were impacted during 2002, the trustees have voluntarily agreed to reduce their annual trustee compensation by approximately ten percent during 2003.  Accordingly, each non-employee trustee's annual fee for 2003 will be reduced from $45,000 to $40,000 and the annual long-term incentive grant of $50,000 will be reduced to $45,000.

For trustees retiring from the Board or completing a scheduled term on the Board without re-nomination, vesting of all outstanding options and restricted shares granted as compensation for serving as a trustee is accelerated, and options may be exercised through the expiration of the exercise period (i.e., ten years from the grant date).  Options and restricted share awards issued to Mr. Zell as Chairman are subject to the same vesting restriction upon retirement as other employees of the Company.

In January 2002, Mr. White, Ms. Rosenberg and Errol R. Halperin, a former trustee who served through the annual meeting of shareholders in May 2002, were also each granted $25,000 of long-term compensation and Messrs.  Alexander, Evans, Harper and Lowenthal were each granted $10,000 of long-term compensation in recognition of the extraordinary time and effort they spent in the search for the new President of the Company.  Each of these trustees had the right to elect to receive this long-term compensation as restricted shares or options or any combination thereof, utilizing the same valuation criteria described above for annual trustee compensation.

Mr. Zell also receives restricted shares and options for his services as Chairman as described in “Employment Contracts and Change in Control Arrangements” below.

The Company has an optional deferred compensation plan in which trustees may participate.  The trustees may defer receipt of any percentage of their annual cash compensation, which amount is then deposited in a supplemental executive retirement savings plan (the “SERP”) on a tax-deferred basis.  These deferred funds may be used to purchase Common Shares under the Company’s 1996 Non-Qualified Employee Share Purchase Plan.  Each trustee is allowed to begin withdrawals over a one to ten year period following termination of his or her trusteeship.  The majority of the trustees have elected to join the deferred compensation plan and defer the taxation of all fees received.  The trustees may also elect to defer receipt of their restricted shares to the SERP prior to the vesting of the shares.  Non-employee trustees do not participate in the Company’s profit sharing plan or receive any matching contributions on any fees or restricted shares so deferred.

Executive Compensation

The following tables show the compensation for Douglas Crocker II, the Chief Executive Officer as of December 31, 2002, Bruce W. Duncan, the President as of December 31, 2002 (and the Chief Executive Officer as of January 1, 2003) and the other three most highly compensated executive officers of Equity Residential, the general partner of the Operating Partnership.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary(1)		Cash Bonus(1)	Restricted Share Awards (3)	Number of Options Granted(4)	Long-Term Incentive Payouts(5)	All Other Compensation (6)

Douglas Crocker II	2002	$800,000		$1,500,000	$5,684,285	492,353	$2,037,960	$10,200
Chief Executive Officer	2001	800,000		1,100,000	3,946,334	730,794	1,179,644	11,900
	2000	700,000		1,500,000	1,699,997	330,474	0	9,600

Bruce W. Duncan	2002	$388,309	(2)	$550,000	$262,907	45,361	$0	$0
President	2001	—		—	—	—	—	—
	2000	—		—	—	—	—	—

Gerald A. Spector	2002	$550,000		$200,000	$1,960,974	170,444	$1,022,040	$10,200
Executive Vice President &	2001	550,000		500,000	1,594,588	364,742	716,199	11,900
Chief Operating Officer	2000	445,000		559,231	699,991	176,172	0	9,600

David J. Neithercut	2002	$350,000		$300,000	$869,007	79,965	$428,400	$20,200
Executive Vice President &	2001	350,000		375,000	674,299	132,704	429,740	65,900
Chief Financial Officer	2000	300,000		450,000	274,992	65,282	0	63,108

Frederick C. Tuomi	2002	$350,000		$250,000	$668,542	54,687	$367,200	$20,200
Executive Vice President &	2001	350,000		325,000	664,377	147,536	480,271	65,900
President – Western Division	2000	300,000		400,000	239,986	56,974	0	66,384

(1)               Includes any compensation deferred under EQR’s deferred compensation plan.  Cash bonuses are reported in the year earned, even if paid in a subsequent year.

(2)     Mr. Duncan’s salary of $388,309 represents time worked from April 8, 2002, his first day of employment, through December 31, 2002.  His annualized base salary for 2002 was $550,000.

(3)               The dollar amount shown equals the number of restricted shares granted in each year, multiplied by the fair market value of the Common Shares on the grant date.  These shares vest upon completion of three years of continuous employment following the grant date, with the exception of restricted shares issued in connection with the termination of the 1998 performance share grants, which vest in equal installments over three years.  The valuations do not take into account the diminution in value attributable to the restrictions applicable to the Common Shares.  Distributions are paid on restricted shares at the same rate as on unrestricted Common Shares.  The total number of restricted Common Shares awarded to each named executive officer for 2002, 2001 and 2000, respectively, were:  Mr. Crocker – 207,278, 149,326 and 80,712; Mr. Duncan – 9,072, 0 and 0; Mr. Spector – 71,663, 60,262 and 33,234; Mr. Neithercut – 31,743, 25,626 and 13,056; and Mr. Tuomi – 24,438, 25,252 and 11,394.

The number and value ($24.58 per share) of the restricted share holdings of each executive officer listed above at December 31, 2002 were as follows:

Name	Number of Restricted Common Shares	Value at December 31, 2002
Douglas Crocker II	406,986	$10,003,716
Bruce W. Duncan	9,072	222,990
Gerald A. Spector	149,185	3,666,967
David J. Neithercut	62,675	1,540,552
Frederick C. Tuomi	52,676	1,294,776

(4)               Shares underlying options are reported in the year granted.

(5)               The dollar amount shown reflects the fair market value of vested shares, valued at $27.20 each as of the date of issuance in January 2002 under the 1999 performance share grants.  Each executive earned 225% (of a maximum 225%) of the target number of shares based on the Company’s financial performance during the 1999 – 2001 performance period.  Fifty percent of the shares issued vested upon issuance with the balance issued as restricted shares vesting equally in January 2003 and January 2004.  These restricted shares are reflected in the Restricted Share Awards column.  The total number of vested shares awarded to each named executive was:  Mr. Crocker – 74,925; Mr. Duncan – 0; Mr. Spector – 37,575; Mr. Neithercut – 15,750; and Mr. Tuomi – 13,500.

(6)               Principally includes employer matching and profit-sharing contributions to EQR’s 401(k) Plan.  This column also reflects the dollar value of premiums paid for the purchase of split-dollar life insurance policies for the following executives:  Mr. Neithercut:  2002 - $10,000, 2001 - $54,000 and 2000 – $53,508; and Mr. Tuomi:  2002 - $10,000, 2001 - $54,000 and 2000 – $56,784.  While the executive is the owner of such policy, upon the executive’s death, the Company will receive from the death benefits all premiums paid by it on the executive’s behalf, plus 10% interest per annum on such premium payments for up to the first 10 years of such payments (collectively, “Company Premiums”), and the executive’s beneficiary will receive the balance of the death benefits.  In addition, the executive is entitled to 50% of the cash surrender value of the policy at age 62, and 50% at age 65.  Upon termination of employment prior to age 62, the executive must borrow against the policy or partially surrender the policy in an amount sufficient to repay the Company Premiums to the Company.

OPTION GRANTS IN 2002

Name	Number of Options Granted(1)	% of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Grant Date Present Value(2)
Douglas Crocker II	482,353	25.44%	$27.20	1/18/12	$1,312,000
	10,000	0.53%	27.20	1/18/12	27,200
Bruce W. Duncan	41,361	2.18%	28.98	3/14/12	119,947
	4,000	0.21%	28.98	3/14/12	2,900
Gerald A. Spector	165,444	8.73%	27.20	1/18/12	450,008
	5,000	0.26%	27.20	1/18/12	13,600
David J. Neithercut	79,965	4.22%	27.20	1/18/12	217,505

Frederick C. Tuomi	54,687	2.88%	27.20	1/18/12	148,749

(1)          All options are granted at the fair market value of the Common Shares at the grant date.  Options granted have a term of not more than ten years from the grant date and vest in equal installments over three years, except for the 10,000, 4,000 and 5,000 options granted to the respective trustees, which vest in three equal installments six months, twelve months and twenty-four months from the grant date.

(2)          The estimated present value at grant date of option grants in 2002 has been calculated using the Black-Scholes option pricing model based on the following assumptions:  an estimated time until exercise of 7 years, a volatility of 20.8%, a risk-free interest rate of 4.55% and a dividend yield of 6.46%.  The real value of these options depends on the actual performance of EQR’s Common Shares during the applicable period and upon when options are exercised.  No gain to the optionee is possible without an increase in Common Share price, which would benefit all shareholders as well.

OPTION EXERCISES IN 2002

AND YEAR-END OPTION VALUES

Name	Number of Shares Acquired Upon Exercise	Value Realized Upon Exercise(1)	Number of Unexercised Options at Dec. 31, 2002		Value of Unexercised Options at Dec. 31, 2002(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas Crocker II	463,334	$4,020,288	1,295,581	1,079,706	$3,768,445	$375,757
Bruce W. Duncan	0	n/a	1,333	44,028	0	0
Gerald A. Spector	56,667	504,909	702,362	463,996	1,471,084	194,838
David J. Neithercut	0	n/a	512,001	190,196	2,394,933	76,544
Frederick C. Tuomi	0	n/a	252,160	172,037	482,119	66,804

(1)                     Represents the market value of a Common Share on the exercise date less the exercise price of the option.

(2)                     Represents the market value of a Common Share at December 31, 2002  ($24.58) less the exercise price of in-the-money options.

Long-Term Incentive Plan Awards

The table set forth below identifies the target number of performance units awarded in 2002 and January 2003 for services rendered during 2002.  The executive officers have the opportunity to earn in Common Shares an amount as little as 0% to as much as 225% of the target number of performance units.  The owners of performance units have no right to vote, receive dividends or transfer the units until Common Shares are issued in exchange for the units.  The number of Common Shares the executive actually receives on the third anniversary of the grant date will depend on the excess, if any, by which the Company’s Average Annual Return (i.e., the average of the Common Share dividends declared during each year as a percentage of the Common Share price as of the first business day of January 2003 ($25.06), and for a portion of Mr. Duncan’s awards, the first business day of January 2002 ($28.75), and the average percentage increase in funds from operations (“FFO”) for each calendar year on a per share basis over the prior year) for the three performance years exceeds the average of the 10-year Treasury Note interest rate as of the first business day in January of each performance year (the “T-Note Rate”).

If the Company’s Average Annual Return exceeds the T-Note Rate by:	less than 0.99%	1-1.99%	2%	3%	4%	5%	6%	greater than 7%
Then the executive will receive Common Shares equal to the target number of units times the following:	0%	50%	100%	115%	135%	165%	190%	225%

Fifty percent of the Common Shares to which an executive may be entitled under the performance share grants will vest, subject to the executive’s continued employment with the Company, on the third anniversary of the award (which will be the date the Common Shares are issued); twenty-five percent will vest on the fourth anniversary and the remaining twenty-five percent will vest on the fifth anniversary.  The Common Shares will also fully vest upon the executive’s death, retirement at or after age 62, disability or upon a change in control of the Company.

LONG-TERM INCENTIVE PLAN AWARDS IN 2002

Name

Number of Target Units

Performance Period

Douglas Crocker II	0	n/a
Bruce W. Duncan	4,595	1-01-2002 – 12-31-2004
	6,985	1-01-2003 – 12-31-2005
Gerald A. Spector	13,163	1-01-2003 – 12-31-2005
David J. Neithercut	6,476	1-01-2003 – 12-31-2005
Frederick C. Tuomi	5,096	1-01-2003 – 12-31-2005

Employment Contracts And Change In Control Arrangements

Employment Contracts.  The Company entered into a Compensation Agreement with Mr. Crocker in April 2002 relating to services to be provided by Mr. Crocker for the 2002 calendar year and for certain post-retirement obligations of the Company.  Mr. Crocker received an annual salary during 2002 of $800,000 and a fixed cash bonus, payable in early 2003, of $1,500,000.  Mr. Crocker also received an option grant in January 2002, priced at the fair market value of the Company’s Common Shares as of the grant date, in a maximum number of 450,000 options.  The exact number of options, ranging from zero to 450,000, was to be determined by the Board in its sole discretion following Mr. Crocker’s retirement as Chief Executive Officer.  In February 2003, the Board granted Mr. Crocker 225,000 options (of the maximum 450,000), which vested in full upon the Board’s determination.

Mr. Crocker also received in February 2003, for services rendered in 2002, an option award in the fixed dollar amount of $1,400,000 and a restricted share award in the fixed dollar amount of $3,600,000.  The 736,842 options granted was determined by dividing $1,400,000 by the fair market value of each option using the same valuation criteria utilized by the Company’s Compensation Committee in its annual employee option grants made as of the same date.  The options are granted at the fair market value of the Company’s Common Shares at the date of grant, are granted for a period of ten years and vested immediately upon grant due to Mr. Crocker’s retirement as Chief Executive Officer as of January 1, 2003.  The 152,867 restricted shares granted were determined by dividing $3,600,000 by the closing price of Common Shares of the Company on the grant date ($23.55).  The restricted shares also vested in full on the grant date.

The Company will also provide Mr. Crocker with appropriate office space and office support services, together with reimbursement of certain industry organization dues and related travel expenses, for the two-year period following Mr. Crocker’s retirement as Chief Executive Officer of the Company.

Mr. Duncan was appointed President and a Trustee of the Company effective as of March 14, 2002.  Under the terms of the employment letter entered into by the Company and Mr. Duncan in March 2002 (and amended February 2003), he is entitled to an annual salary in 2002 of $550,000 and a 2002 cash bonus of $750,000, which Mr. Duncan voluntarily decreased to $550,000.  Mr. Duncan also received the following long term compensation awards for services rendered during 2002:  41,361 options, 8,272 restricted shares and 4,595 performance share units as of March 14, 2002; and 168,820 options, 35,644 restricted shares and 6,985 performance share units as of February 7, 2003.  These long-term compensation awards vest on the same terms as described in the Executive Compensation section.

The Company and Mr. Duncan also entered into an Employment Agreement in January 2003 reflecting Mr. Duncan’s appointment as President and Chief Executive Officer as of January 1, 2003.  The term of the agreement is four years from January 1, 2003 until December 31, 2006, with annual one-year extensions thereafter unless terminated by either party upon 90 days notice.  Mr. Duncan’s base annual salary is $750,000, subject to periodic increases in the Board’s discretion.  His target cash bonus is 144% of base salary, or $1,080,000.  His target long-term incentive annual grant of options, restricted shares and performance shares is 246% of annual cash compensation, or $4,500,000.  The “target” criteria for achievement of Mr. Duncan’s bonus and long-term incentive awards will be determined using the same criteria utilized by the Compensation Committee for achievement of target bonuses and long-term incentive awards for the Company’s other senior executives.

Mr. Duncan’s employment agreement provides that upon his termination of employment for any reason (other than having left the Company voluntarily without good reason or as a result of termination for cause or a Change in Control (see definition below)), he would receive the following benefits:

•                  All his options, restricted shares and performance share units would vest in full, with the performance share units vesting at the greater of the 100% level or the performance level achieved through the date of termination.  He would have the balance of the 10-year option period to exercise any vested options.

•                  He would receive a severance payment equal to two and one-half times his current annual salary and two and one-half times the average of the prior two years’ cash bonuses (or two and one-half times the current year’s target bonus if termination occurs prior to the payment of both the 2003 and 2004 calendar year bonuses), unless his employment is terminated due to his death or disability, in which case he would receive only the proceeds payable under the Company’s standard employee life insurance and disability programs.

•                  He would receive a prorated cash bonus (based on the number of days in the calendar year worked) equal to the prior year’s bonus, as well as any accrued unpaid base salary, accrued unreimbursed expenses and benefits, and his accrued unpaid bonus, if any, for the prior year.

Upon Mr. Duncan’s continuous employment with the Company through December 31, 2006, he will be deemed to have sufficient years of service for retiree eligibility under all Company incentive and benefit plans, (specifically excluding Mr. Duncan’s Deferred Compensation Agreement and his Retirement Benefits Agreement, which will remain in effect thereafter in accordance with their terms), including continued exercisability of share options at the most senior tier upon a termination of employment, but not less than the lesser of five years or the remaining term of the grant.  Mr. Duncan also receives five weeks of vacation and a Company paid non-golf club membership and may maintain two additional for-profit directorships.  The Company also has agreed to renominate Mr. Duncan for reelection to its Board of Trustees as long as he is the Chief Executive Officer of the Company.  In accordance with the Company’s policy, Mr. Duncan has agreed to submit his resignation as trustee upon the termination of his employment with the Company for any reason.

The Company entered into a Compensation Agreement with Mr. Zell in October 2001 (as amended in March 2003) for services provided by Mr. Zell as Chairman of the Board for the calendar years 2001, 2002 and 2003, which entitles Mr. Zell to an annual long-term incentive grant of $3,250,000 of options and restricted shares.  Mr. Zell is also responsible for his own business related expenses. The first award under this agreement was made in January 2002 for services rendered during 2001 and consisted of an option award in the dollar amount of $1,625,000 and a restricted share award in the dollar amount of $1,625,000. Subject to Mr. Zell’s continuing service as the Company’s Chairman, effective as of the February 2003 grant, his annual long-term incentive grant of $3,250,000 shall be allocated between options and restricted shares in the same ratio as approved by the Board for the annual long-term incentive grants to the Company’s executive officers, utilizing the same valuation criteria described below.  For the February 2003 grant, the $3,250,000 was allocated 25% to options and 75% to restricted shares.

The number of options granted is determined by dividing the dollar amount allocated to options by the fair market value of each option using the same valuation criteria utilized by the Company’s Compensation Committee in its annual employee option grants made as of the same date.  The options are granted at the fair market value of the Company’s Common Shares at the date of grant, are granted for a period of ten years and vest over a period of three years at a rate of one third of such grant each year.  The number of restricted shares granted is determined by dividing the dollar amount allocated to restricted shares by the closing price of Common Shares of the Company on the grant date.  The restricted shares vest in full on the third anniversary of the grant date.  Distributions are paid on these restricted shares at the same rate as on unrestricted Common Shares.

The Company also entered into a Retirement Benefits Agreement with Mr. Zell in October 2001.  The Retirement Benefits Agreement provides Mr. Zell with a cash retirement benefit after the termination of his service as Chairman of the Board.  If Mr. Zell’s employment as Chairman is terminated for any reason, other than by the Company for cause, or by Mr. Zell without good reason prior to age 62, he (or his estate in the event of his death) will be entitled to an annual retirement benefit of $500,000 (as increased by a CPI index from January 2002 through the termination date) over a ten year period commencing on the termination date.  Should Mr. Zell be terminated for cause, or should he choose to resign voluntarily as Chairman without good reason prior to age 62, he would not be entitled to any such retirement benefit.

Deferred Compensation Agreements.  The Company has entered into Deferred Compensation Agreements with Messrs. Crocker, Duncan and Spector.  Mr. Crocker’s Deferred Compensation Agreement, entered into in 1996, as most recently amended in January 2002, provides Mr. Crocker with a salary benefit after the termination of his employment with the Company.  Effective as of Mr. Crocker’s retirement as Chief Executive Officer as of January 1, 2003, Mr. Crocker (or his estate in the event of his death) is entitled to annual deferred compensation in an amount equal to $812,640, payable in bi-weekly installments, for a ten year period commencing on January 1, 2003.

Mr. Duncan’s Deferred Compensation Agreement, entered into in January 2003, provides Mr. Duncan with a salary benefit after the termination of his employment with the Company.  If Mr. Duncan’s employment is terminated by the Company without cause, Mr. Duncan resigns for good reason, or Mr. Duncan resigns for any reason on or after December 31, 2006, he would be entitled to annual deferred compensation for a ten-year period commencing on the termination date (or age 62 if Mr.

Duncan resigns without Good Reason between December 31, 2006 and December 31, 2011) in an amount equal to $750,000 (increased by a CPI Index from January 2003 through the termination date), multiplied by a percentage equal to 10% per each year since March 15, 2002, but not to exceed 100%.  In the event Mr. Duncan’s employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 15%, not 10%.  Should Mr. Duncan be terminated for cause or should he choose to leave voluntarily, without good reason, prior to December 31, 2006, he would not be entitled to any deferred compensation.

Mr. Spector’s Deferred Compensation Agreement, entered into in 1996, as most recently amended in January 2002, provides Mr. Spector with a salary benefit after the termination of his employment with the Company.  If Mr. Spector’s employment is terminated by the Company without cause, Mr. Spector resigns for good reason, or Mr. Spector resigns for any reason on or after January 1, 2009, he would be entitled to annual deferred compensation for a ten-year period commencing on the termination date in an amount equal to $550,000 (increased by a CPI Index from January 2002 through the termination date), multiplied by a percentage equal to 6.67% per each year since December 31, 1993, but not to exceed 100%.  In the event Mr. Spector’s employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 10%, not 6.67%.  Should Mr. Spector be terminated for cause or should he choose to leave voluntarily, without good reason, prior to January 1, 2009, he would not be entitled to any deferred compensation.

Share Distributions Agreement.  In January 1996, Mr. Crocker was issued options to purchase 200,000 Common Shares, which options vested over a three-year period and are effective for ten years.  The Company entered into a Share Distributions Agreement with Mr. Crocker with respect to such options in 1996.  Pursuant to the terms of this agreement, upon the exercise of any of these options, Mr. Crocker is entitled to a cash payment in an amount equal to the total amount of Common Share distributions that would have been paid upon the exercise of such Common Shares had he owned them for the period from January 18, 1996 until the date of the exercise of the options.  This agreement is not affected by Mr. Crocker’s death or termination of employment with the Company.

Change in Control Agreements.  The Company has Change in Control/Severance Agreements (the “Agreements”) with the persons named in the Summary Compensation Table and other key employees of the Company that become effective upon either a “Change in Control” or termination of employment within three years following the appointment of Mr. Duncan as Chief Executive Officer.  A Change in Control will generally be deemed to have occurred upon a third party’s acquisition of 30% or more of the Company’s Common Shares, whether through purchase, merger or consolidation or a sale of all or substantially all of the assets of the Company.  In the event that an employee is dismissed without Cause or resigns for Good Reason (as such terms are defined in the Agreements) during the three-year period following either the effective date of the Change in Control or, for all executives other than the Chief Executive Officer, the hiring of a new Chief Executive Officer, he or she will be entitled to all accrued but unpaid compensation and benefits in a lump sum cash payment consisting of the employee’s base salary through the date of termination, and a severance payment equal to a multiple (ranging from 3.0 for the CEO to 2.0 for other executive officers) of the employee’s annual base salary plus the average of the employee’s annual bonus for the last three fiscal years.  The employee is also entitled to continued employee welfare benefits for the remainder of the applicable time period.  Several of the Company’s employment benefit plans also provide for enhanced employee benefits upon a “Change in Control” of the Company.  In general, upon a Change in Control, all options, restricted shares and performance shares immediately vest.

Retirement Benefits Agreements.  The Company has entered into Executive Retirement Benefits Agreements with the persons named in the Summary Compensation Table and other executive vice presidents of the Company.  These agreements provide that, if after reaching age 62 or older, either the executive retires from the Company or is terminated as a result of a Change in Control, the executive will be eligible to receive health and life benefits for the remainder of his or her life as any regular active employee.  These benefits will be offered at the same rates as would be paid by an active employee for like coverage and subject to increase as any other active employee. Upon Mr. Crocker’s retirement as of January 1, 2003, his agreement took effect.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee members are Sheli Z. Rosenberg (Chair), John W. Alexander and James D. Harper, Jr.  No member of the Compensation Committee is a past or present officer or employee of the Company.  For a description of certain transactions between the Company and Compensation Committee members or their affiliates, see “Certain Relationships and Related Transactions.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of January 31, 2003, regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership’s outstanding OP Units, and in addition, each trustee of the Company, its five most highly compensated executive officers at year end, and by all trustees and executive officers of the Company as a group.  Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.  In addition, the table also sets forth information, as of January 31, 2003, regarding each such person’s (other than EQR) beneficial ownership of EQR Common Shares, including Common Shares that may be acquired within 60 days through the exercise of options.

Name	Number of EQR Common Shares(1)		EQR Shares Upon Exercise of Options(2)	Total(1)	Percent of EQR Common Shares(1)	Number of OP Units	Percent of OP Units
Equity Residential (2 N. RiversidePlaza, Chicago, IL 60606)	—		—	—	—	271,671,082	92.42%
Samuel Zell	6,615,752	(3)	1,929,209	8,544,961	3.07%	4,863,502	1.76%
Douglas Crocker II	1,164,516	(4)	2,365,287	3,529,803	1.29%	—	—
Bruce Duncan	58,484	(5)	1,333	59,817	*	44,794		*
John W. Alexander	49,012		74,561	123,573	*	—	—
Stephen O. Evans	1,633,438	(6)	13,336	1,646,774	*	1,503,778		*
James D. Harper, Jr.	25,147		90,004	115,151	*	—	—
Boone A. Knox	3,238,606	(7)	30,002	3,268,608	1.20%	—	—
Edward Lowenthal	217,564	(8)	10,002	227,566	*	—	—
Jeffrey H. Lynford	97,936		20,002	117,938	*	—	—
Sheli Z. Rosenberg	275,285	(9)	317,486	592,771	*	3,056		*
Gerald A. Spector	628,461	(10)	866,148	1,494,609	*	2,276		*
Michael N. Thompson	209,511	(11)	30,002	239,513	*	—	—
B. Joseph White	21,116		68,002	89,118	*	—	—
David J. Neithercut	143,260	(12)	582,985	726,245	*	—	—
Frederick C. Tuomi	101,706		316,893	418,599	*	—	—
Trustees and Executive Officers as a Group (22 persons)	15,183,900	(13)	7,998,767	23,182,667	8.11%	6,417,406	2.31%

*              Less than 1%.

(1)                                  In accordance with SEC regulations, assumes that all OP Units held by the person are exchanged for Common Shares, that none of the OP Units held by other persons are so exchanged, and that no options to acquire Common Shares held by other persons are exercised.  OP Units are exchangeable on a one-for-one basis into Common Shares.  Certain of the EQR Common Shares reflected in the table are restricted shares subject to vesting requirements.

(2)                                  Reflects Common Shares, which may be acquired within 60 days after January 31, 2003 through the exercise of share options.

(3)                                  Includes 4,863,502 OP Units.  Also includes 60,000 Common Shares beneficially owned by the Zell Family Foundation.  Mr. Zell disclaims beneficial ownership of 1,141,988 Common Shares (including the 60,000 Common Shares held by the Zell Family Foundation and assuming the exchange of 1,081,988 OP Units) because the economic benefits with respect to such Common Shares are attributable to other persons.  EGIL Investments, Inc. has beneficial ownership of 1,074,512 OP Units.  Under a stockholder’s agreement dated December 31, 1999 among certain Zell family trusts and certain Lurie family trusts, the Zell trusts have the power to vote and to dispose of the Common Shares and OP Units beneficially owned by EGI Holdings, Inc. and the Lurie trusts have the power to vote and to dispose of the Common Shares and OP Units beneficially owned by EGIL Investments, Inc.

(4)                                  Includes 17,650 Common Shares beneficially owned by Mr. Crocker’s spouse, as to which Mr. Crocker disclaims beneficial ownership.  Also includes 350,000 Common Shares beneficially owned by MWC 1993 Trust under trust agreement dated September 13, 2002 (“MWC”), as to which Mr. Crocker disclaims beneficial ownership.  The trust was created for the benefit of Mr. Crocker’s children.

(5)                                  Includes 44,794 OP Units beneficially owned by The Bruce W. Duncan Revocable Trust, of which Mr. Duncan serves as the trustee.

(6)                                  Includes 100,000 Common Shares and 35,550 OP Units beneficially owned by The Evans Family Limited Liability Company, of which Mr. Evans serves as the manager.  Also includes 10,600 Common Shares beneficially owned by The Evans Charitable Foundation, a not-for-profit corporation, of which Mr. Evans serves as Chairman.  Also includes four OP Units beneficially owned by The Evans Family Revocable Trust, of which Mr. Evans serves as the Trustee.  As such, Mr. Evans may be deemed the beneficial owner of all the foregoing Common Shares and OP Units.  Also includes 1,468,224 OP Units beneficially owned by limited partnerships, (collectively, the “EW LPs”), of which Mr. Evans serves as a general partner and has a 50% ownership interest. As such, Mr. Evans may be deemed the beneficial owner of approximately 50% of the Common Shares and OP Units beneficially owned by the EW LPs. Mr. Evans disclaims beneficial ownership of the other 50% interest in such Common Shares and OP Units, which are beneficially owned by other persons.

(7)                                  Includes 2,347,898 Common Shares beneficially owned by Knox, Ltd., of which Mr. Knox is the general partner, and includes 6,774 Common Shares beneficially owned by BT Investments, of which Mr. Knox is the managing partner.  Mr. Knox disclaims beneficial ownership of the Common Shares owned by Knox, Ltd. and BT Investments, except to the extent of his pecuniary interest in 230,232 Common Shares.  Also includes 6,228 Common Shares beneficially owned by Mr. Knox’s spouse and 848 Common Shares beneficially owned by Mr. Knox, not individually, but as custodian for his niece and nephew, as to all of which Mr. Knox disclaims beneficial ownership.  Also includes 359,678 Common Shares beneficially owned by the Knox Foundation, of which Mr. Knox is the trustee.  Mr. Knox disclaims beneficial ownership of the Common Shares owned by the Knox Foundation. Also includes 335,892 Common Shares beneficially owned by Folkstone Limited Partnership (“FLP”), of which  Mr. Knox is a general partner.  Mr. Knox disclaims beneficial ownership of the Common Shares owned by FLP except to the extent of his pecuniary interest therein.

(8)                                  Includes 49,904 Common Shares beneficially owned by Mr. Lowenthal’s spouse, as to which Mr. Lowenthal disclaims beneficial ownership.  Also includes 9,800 Common Shares beneficially owned by The Lowenthal Family Foundation.  Mr. Lowenthal is the chairman of The Lowenthal Family Foundation and disclaims beneficial ownership of the Common Shares.

(9)                                  Includes 52,400 Common Shares beneficially owned by Ms. Rosenberg’s spouse, as to which Ms. Rosenberg disclaims beneficial ownership.  Also includes 3,056 OP Units.

(10)                            Includes 245,514 Common Shares beneficially owned by Mr. Spector’s spouse, and 5,941 Common Shares beneficially owned by Mr. Spector as custodian for his minor children, as to all of which Mr. Spector disclaims beneficial ownership.  Also includes 2,276 OP Units.

(11)                            Includes 173,290 Common Shares beneficially owned by Deep South Investments, Ltd., of which Mr. Thompson is general partner. Mr. Thompson disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(12)                            Includes 9,974 Common Shares beneficially owned by Benemi Partners, L.P., of which Mr. Neithercut is general partner.

(13)                            Does not include 4,400 Series C Preferred Shares held by one executive officer.

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

(b) Certain Business Relationships

In August 1995, the Company acquired from an unaffiliated third party a portfolio of 21 individual second and third mortgage loans encumbering 21 properties containing a total of 3,896 apartment units (the “Portfolio”).  The Company purchased the mortgage loans for $88 million representing a $13 million discount to the $101 million outstanding balance.  These mortgage loans were subordinate to existing first mortgage indebtedness on the properties in the amount of $157 million.  The Company also acquired approximately 39% of the equity ownership in the properties for $300,000.  As of the acquisition date and continuing through the date of this filing, the Company could not purchase the remaining 11% of the equity ownership offered for sale because of pre-existing tax protection agreements for the benefit of the unaffiliated partners owning the remaining 50% of the equity ownership in the properties.  Accordingly, at the request of the Company to assist it in concluding the acquisition, Mr. Zell agreed to purchase the remaining 11% equity ownership available for sale and caused EGI to purchase less than a 1% general partner interest therein, for a total of approximately $68,000.  The Company’s Audit Committee approved these purchases at the time of the transactions.

In July 2001, the Portfolio’s first mortgage indebtedness and a portion of its second and third mortgage indebtedness were refinanced with an unaffiliated lender.  This refinancing allowed the Company to acquire EGI’s general partner interest therein, which it did acquire for $8,800, the estimated value of the interest.  In December 2001, Mr. Zell made a charitable donation to local charities of his remaining equity ownership interests in the Portfolio, subject to his receipt of the distribution described below.  The Company has a right to purchase these interests from the charities for their fair market value at such time in the future that such a purchase can be consummated without violating the existing tax protection agreements.

In August 2001, the Portfolio distributed $25.6 million in cash to its unaffiliated partners and $25.6 million to an entity beneficially owned by the Company and Mr. Zell, representing such parties’ proportionate share as partners of the excess financing proceeds from the July 2001 refinancing.  Immediately following his receipt of $5.1 million in January 2002, representing his share of such financing proceeds, Mr. Zell made a charitable donation of $3 million in cash ($5.1 million less $2.1 million of estimated income taxes due on the distribution) to the Equity Residential Foundation (the “Foundation”), a not-for-profit charitable organization.  The Company established the Foundation in November 2001 to further serve the Company’s charitable purposes.   In March 2003, Mr. Zell agreed to make an additional charitable contribution of $623,000 in cash to the Foundation after determining that the amount of income taxes due on the distribution was $623,000 less than originally estimated. The Company’s Audit Committee approved all of the foregoing related party transactions relating to the Portfolio.

EQR’s management company managed a multifamily residential community owned by an affiliate of Mr. Zell on terms equivalent to a third-party transaction.  The property management fees received from such affiliate were $255,777 for 2002.  EQR’s management company also managed multifamily residential communities owned by affiliates of Henry H. Goldberg (who retired from the Board of Trustees upon the expiration of his term at the annual meeting of shareholders in May 2002), on terms equivalent to third-party transactions.  The property management fees received from such affiliates were $429,897 for all of 2002.

In 1995, the Operating Partnership purchased from an unrelated third party the debt collateralized by two properties owned by partnerships that Mr. Goldberg controls and of which he is a greater than 10% beneficial owner.  The outstanding loan balance as of December 31, 2002, was approximately $132.3 million with a fixed interest rate of 10.5% and a maturity date of January 2003.  The Operating Partnership’s management company manages these properties.  The loans on these properties are in default, and the Operating Partnership has commenced foreclosure proceedings that could result in the sale of these properties at public auction.

Mr. Goldberg also controls and is a greater than 10% beneficial owner of four other partnerships that own four properties securing indebtedness held in part by the Operating Partnership.  The outstanding principal balance of the bonds is approximately $77 million, and has various interest rates between 8.87% and 13.38% and a maturity date of May 2026.  A capital loan from the Operating Partnership to the four partnerships, as joint and several borrowers, of approximately $4.4 million is also outstanding with an 8% interest rate and a maturity date of January 2003.  The Operating Partnership’s management company manages these properties.  The loans on these properties are in default, and the Operating Partnership has commenced foreclosure proceedings that could result in the sale of these properties at public auction.

During 2002, the Company engaged the services of Piper Rudnick, a law firm in which Mr. Halperin is a partner, to perform legal services for the Company from time to time.  Mr. Halperin retired from the Board of Trustees upon the expiration of his term at the annual meeting of shareholders in May 2002.  The total amount paid by the Company to Piper Rudnick for these services in 2002 was $338,274.

During 2002, the Company engaged Seyfarth Shaw, a law firm in which Ms. Rosenberg’s husband is a partner, to perform legal services for the Company.  The total amount paid by the Company to Seyfarth Shaw for these services was $48,024.  The Company has discontinued using Seyfarth Shaw as of 2003.

During 2002, the Company reimbursed Mr. Spector in the amount of $471,876 for the actual costs (excluding acquisition costs) of operating his personal aircraft for himself and other employees on Company business.

The Operating Partnership leases its corporate headquarters from an entity controlled by Mr. Zell.  Amounts incurred for such office space in 2002 were approximately $1.6 million.  The Operating Partnership also leases office space from EOP in Atlanta, Georgia.  Amounts incurred for such space in 2002 totaled $184,760.  Certain other entities controlled by Mr. Zell also provide office facility and other services to the Operating Partnership.  The Operating Partnership paid $154,485 for such services during 2002.  The Operating Partnership believes these amounts equal market rates for such space and services.

Certain Agreements between the Operating Partnership and WRP

The following describes certain aspects of the agreements entered into by the Company and WRP in connection with and on the effective date of the Wellsford Merger.  Mr. Lowenthal is a director of WRP and served as the president and chief executive officer of WRP through March 2002.  Mr. Lynford is the chairman of the board of WRP and assumed the position of chief executive officer and president of WRP in April 2002.

Preferred Stock Purchase Agreement.  In May 2000, the Operating Partnership acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP.  These securities are indirectly convertible into WRP common shares under certain conditions.

WRP Board Member Elected by the Operating Partnership.  Upon consummation of the Wellsford Merger, the Operating Partnership, as the holder of WRP Class A Common Stock, was entitled to, and did, elect Mr. Crocker to WRP’s Board.  Mr. Crocker is also a member of WRP’s compensation committee.

Agreement Regarding Palomino Park.  Upon consummation of the Wellsford Merger, WRP and the Operating Partnership became the shareholders in Wellsford Park Highland Corp. (“WPHC”).  WPHC owns certain membership interests in limited liability companies that own Palomino Park, a master planned five-phase multifamily project in Denver, Colorado, which is in various stages of development.  As of December 31, 2002, the Operating Partnership owned 14.15% of the shares of WPHC, and has no further obligations to contribute capital to WPHC.

The Operating Partnership entered into a credit enhancement agreement with WRP with respect to certain tax-exempt bonds issued to finance certain public improvements at the Palomino Park project.  Under this agreement, the Operating Partnership has agreed to provide credit enhancement in the form of a guaranty in respect of a letter of credit issued for the account of WRP for a period of eight years from the date of the Wellsford Merger.  WRP has agreed to pay an annual credit enhancement fee to the Operating Partnership for such enhancement and has agreed to reimburse the Operating Partnership for any amounts it pays under the guaranty, together with interest on such amounts.  As of December 31, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.  The fee paid to the Operating Partnership in 2002 was approximately $81,300.

Consulting Agreements.  In connection with the Wellsford Merger, Messrs. Lynford and Lowenthal each executed a consulting agreement with the Operating Partnership.  Each consulting agreement had a term of five years from the closing date of the Wellsford Merger and expired on May 30, 2002.  Pursuant to the consulting agreements, each of Messrs. Lynford and Lowenthal served as a senior management consultant to the Operating Partnership and received compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.  During 2002, Messrs. Lynford and Lowenthal each received a final prorated payment of $83,333.

Certain Agreements between the Operating Partnership and MRYP

The following describes certain aspects of the agreements entered into by the Operating partnership and MRYP.  Mr. Thompson is an officer and a director of MRYP.

Office Lease Agreement.  Since the Merry Land Merger, the Operating Partnership has leased space in MRYP’s office building in Augusta, Georgia.  The Operating Partnership paid MRYP $122,319 in annual rent in 2002.  The lease expires in October 2005.  The Operating Partnership believes this amount equals a market rate for such space.

Sale of Vacant Florida Land.  In October 2000, the Operating Partnership purchased a tract of vacant land in Jacksonville, Florida from MRYP for $520,000.  Under the purchase agreement, if the Operating Partnership obtained multi-family building permits to construct residential units, the Operating Partnership was obligated to pay to MRYP an additional $5,000 for each unit permitted in excess of 52 units.  The Operating Partnership received a permit for 60 units and paid MRYP an additional $40,000 in December 2002.

(c) Indebtedness of Management

Mr. Crocker borrowed $564,000 from the Company in August 1996 related to various personal obligations.  The loan was repaid in full in January 2003.  The loan bore interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2% with interest due quarterly.  The largest principal amount owed in 2002 was $161,141 and the principal balance at December 31, 2002 was $80,570.  Payment was secured by a pledge of Mr. Crocker’s Common Shares.

Mr. Crocker borrowed $600,000 from the Company in May 1999 related to various personal obligations.  The loan was repaid in full in February 2002.  The loan bore interest at 30-day LIBOR plus 2%.  The largest principal amount owed in 2002 was $300,000.

The executive officers listed below were indebted to the Company as a result of purchasing Common Shares from the Company.  All loans were repaid in full during the fourth quarter of 2002.  The loans accrued interest, payable quarterly in arrears at the applicable federal rate (as defined in the Internal Revenue Code in effect at the date of each loan), and were due and payable on the first to occur of the date on which the individual left the Company, other than by death or disability, or the respective due date, except for the loans to Mr. Crocker which were due on the specified due date.  The loans were recourse to the respective individuals and were secured by a pledge of the Common Shares purchased.  All distributions paid on pledged shares in excess of the then marginal tax rate on the taxable portion of such distributions were used to pay interest and principal on the loans.

Name	Largest Principal Amount Owed in 2002	Principal Balance at December 31, 2002	Maturity Date	Interest Rate
Douglas Crocker II	$574,679	$0	8/10/03	6.21%

Douglas Crocker II	721,795	0	1/27/04	6.15%

Douglas Crocker II	845,927	0	8/2/04	7.26%

Douglas Crocker II	1,516,675	0	3/9/05	7.93%

Frederick C. Tuomi	312,843	0	8/2/04	7.26%

Alan W. George	71,649	0	8/2/04	7.26%

(d) Transactions with Promoters – None

Item 14.  Disclosure Controls and Procedures

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  There have been no significant changes to the internal controls of the Operating Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)

(1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

(3) Exhibits:

2.1^	Agreement and Plan of Merger among Grove Property Trust, Grove Operating, L.P. and ERP Operating Limited Partnership dated as of July 17, 2000.
3.1*	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.
4.1**	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee.
4.2***	Prospectus Supplement dated February 27, 2001 for 6.95% Notes due 2011.
10.1+	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.
10.2++	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.
10.3+++	Revolving Credit Agreement, dated as of May 29, 2002, among ERP Operating Limited Partnership, Banc of America Securities LLC, JP Morgan Securities Inc. and the Banks named therein.
10.4+++	Guaranty of Payment, dated as of May 29, 2002, between Equity Residential and Bank of America, N.A., as administrative agent.
12	Computation of Ratio of Earnings to Combined Fixed Charges.
21	List of Subsidiaries of ERP Operating Limited Partnership.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney for John W. Alexander dated March 10, 2003.
24.2	Power of Attorney for Stephen O. Evans dated March 3, 2003.
24.3	Power of Attorney for Edward Lowenthal dated March 3, 2003.
24.4	Power of Attorney for Jeffrey H. Lynford dated March 3, 2003.
24.5	Power of Attorney for B. Joseph White dated February 28, 2003.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 6, 2003.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2003.
24.8	Power of Attorney for Boone A. Knox dated February 28, 2003.
24.9	Power of Attorney for Michael N. Thompson dated March 3, 2003.
24.10	Power of Attorney for Samuel Zell dated March 13, 2003.
24.11	Power of Attorney for Gerald A. Spector dated March 10, 2003.
24.12	Power of Attorney for Douglas Crocker II dated March 11, 2003.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.
99.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of Registrant’s General Partner.

^                                          Included as Appendix A to Equity Residential’s Form S-4, Registration No. 333-44576, filed on July 23, 2000.

*                                       Included as an exhibit to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.

**                                  Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.

***                           Incorporated by reference to Form 424(b)5 dated February 27, 2001, SEC File No. 333-44594.

+                                         Included as an exhibit to the Operating Partnership’s Form 10-K for the year ended December 31, 1996.

++                                  Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

+++                           Included as an exhibit to the Operating Partnership’s Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(b)       Reports on Form 8-K:  A report on Form 8-K dated November 20, 2002 containing additional information on the prospectus supplement for the Operating Partnership’s $50.0 million unsecured note offering.

(c)        Exhibits:  See Item 15(a)(3) above.

(d)       Financial Statement Schedules:  See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
BY: EQUITY RESIDENTIAL, ITS GENERAL PARTNER

Date:	March 14, 2003	By:	/s/	Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer, and Trustee

Date:	March 14, 2003	By:	/s/	David J. Neithercut
David J. Neithercut
Executive Vice President and Chief Financial Officer

Date:	March 14, 2003	By:	/s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President, Chief Accounting Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date:	March 14, 2003	By:	/s/	Samuel Zell*
Samuel Zell
Chairman of the Board of Trustees

Date:	March 14, 2003	By:	/s/	Douglas Crocker II*
Douglas Crocker II
Vice Chairman of the Board of Trustees

Date:	March 14, 2003	By:	/s/	Gerald A. Spector*
Gerald A. Spector
Executive Vice President, Chief Operating Officer and Trustee

Date:	March 14, 2003	By:	/s/	Sheli Z. Rosenberg*
Sheli Z. Rosenberg
Trustee

Date:	March 14, 2003	By:	/s/	James D. Harper*
James D. Harper
Trustee

Date:	March 14, 2003	By:	/s/	John W. Alexander*
John W. Alexander
Trustee

Date:	March 14, 2003	By:	/s/	B. Joseph White*
B. Joseph White
Trustee

Date:	March 14, 2003	By:	/s/	Jeffrey H. Lynford*
Jeffrey H. Lynford
Trustee

Date:	March 14, 2003	By:	/s/	Edward Lowenthal*
Edward Lowenthal
Trustee

Date:	March 14, 2003	By:	/s/	Stephen O. Evans*
Stephen O. Evans
Trustee

Date:	March 14, 2003	By:	/s/	Boone A. Knox*
Boone A. Knox
Trustee

Date:	March 14, 2003	By:	/s/	Michael N. Thompson*
Michael N. Thompson
Trustee

* By:	/s/ Michael J. McHugh
Michael J. McHugh
as Attorney-in-fact

CERTIFICATIONS

I, Bruce W. Duncan, Chief Executive Officer of Equity Residential, general partner of ERP Operating Limited Partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of ERP Operating Limited Partnership;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/Bruce W. Duncan
Chief Executive Officer of Equity Residential

CERTIFICATIONS

I, David J. Neithercut, Chief Financial Officer of Equity Residential, general partner of ERP Operating Limited Partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of ERP Operating Limited Partnership;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ David J. Neithercut
Chief Financial Officer of Equity Residential

EXHIBIT INDEX

Exhibit	Document

12	Computation of Ratio of Earnings to Combined Fixed Charges.

21	List of Subsidiaries of ERP Operating Limited Partnership.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney for John W. Alexander dated March 10, 2003.
24.2	Power of Attorney for Stephen O. Evans dated March 3, 2003.
24.3	Power of Attorney for Edward Lowenthal dated March 3, 2003.
24.4	Power of Attorney for Jeffrey H. Lynford dated March 3, 2003.
24.5	Power of Attorney for B. Joseph White dated February 28, 2003.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 6, 2003.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2003.
24.8	Power of Attorney for Boone A. Knox dated February 28, 2003.
24.9	Power of Attorney for Michael N. Thompson dated March 3, 2003.
24.10	Power of Attorney for Samuel Zell dated March 13, 2003.
24.11	Power of Attorney for Gerald A. Spector dated March 10, 2003.
24.12	Power of Attorney for Douglas Crocker II dated March 11, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Neithercut, Chief Financial Officer of Registrant’s General Partner.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

ERP OPERATING LIMITED PARTNERSHIP

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT	PAGE

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4 to F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6 to F-8

Consolidated Statements of Partners’ Capital for the years ended December 31, 2002, 2001 and 2000	F-9 toF-10

Notes to Consolidated Financial Statements	F-11 to F-39

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Real Estate and Accumulated Depreciation	S-1 to S-16

REPORT OF INDEPENDENT AUDITORS

To the Partners

ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the accompanying index to financial statements and schedule.  These financial statements and schedule are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Operating Partnership changed its method of accounting for goodwill and discontinued operations and in 2001 the Operating Partnership changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 4, 2003

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Investment in real estate
Land	$1,803,577	$1,840,170
Depreciable property	11,240,245	11,096,847
Construction in progress	2,441	79,166
	13,046,263	13,016,183
Accumulated depreciation	(2,112,017)	(1,718,845)
Investment in real estate, net of accumulated depreciation	10,934,246	11,297,338

Real estate held for disposition	—	3,371
Cash and cash equivalents	29,875	51,603
Investments in unconsolidated entities	509,789	397,237
Rents receivable	2,926	2,400
Deposits – restricted	141,278	218,557
Escrow deposits – mortgage	50,565	76,700
Deferred financing costs, net	32,144	27,011
Rental furniture, net	—	20,168
Property and equipment, net	—	3,063
Goodwill, net	30,000	47,291
Other assets	80,094	90,886
Total assets	$11,810,917	$12,235,625

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$2,927,614	$3,286,814
Notes, net	2,456,085	2,260,944
Line of credit	140,000	195,000
Accounts payable and accrued expenses	99,563	108,254
Accrued interest payable	63,151	62,360
Rents received in advance and other liabilities	129,901	83,005
Security deposits	45,333	47,644
Distributions payable	140,844	141,832
Total liabilities	6,002,491	6,185,853

Commitments and contingencies
Minority Interests – Partially Owned Properties	9,811	4,078

Partners’ capital:
Preference Units	946,157	966,671
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
General Partner	4,306,873	4,506,097
Limited Partners	349,646	379,898
Deferred compensation	(12,118)	(25,778)
Accumulated other comprehensive loss	(43,789)	(33,040)
Total partners’ capital	5,798,615	6,045,694
Total liabilities and partners’ capital	$11,810,917	$12,235,625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2002	2001	2000
REVENUES
Rental income	$1,969,617	$2,001,637	$1,884,530
Fee and asset management	9,582	7,498	6,520
Interest and other income	14,854	21,828	25,198
Interest income – investment in mortgage notes	—	8,786	11,192
Total revenues	1,994,053	2,039,749	1,927,440

EXPENSES
Property and maintenance	515,481	529,075	483,716
Real estate taxes and insurance	199,350	185,255	175,726
Property management	72,121	77,132	76,416
Fee and asset management	7,842	7,345	5,157
Depreciation	462,341	439,565	427,799
Interest:
Expense incurred, net	337,489	352,903	363,851
Amortization of deferred financing costs	5,748	5,818	5,432
General and administrative	46,492	35,414	26,385
Impairment on corporate housing business	17,122	—	—
Impairment on technology investments	1,162	11,766	1,000
Amortization of goodwill	—	2,356	1,080
Total expenses	1,665,148	1,646,629	1,566,562

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	328,905	393,120	360,878
Allocation to Minority Interests – Partially Owned Properties	(1,867)	(2,249)	132
Income (loss) from investments in unconsolidated entities	(3,698)	3,772	2,309
Net gain on sales of unconsolidated entities	5,054	387	—
Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	328,394	395,030	363,319
Net gain on sales of discontinued operations	104,296	148,906	198,426
Discontinued operations, net	16,277	(36,696)	35,059
Income before extraordinary items and cumulative effect of change in accounting principle	448,967	507,240	596,804
Extraordinary items	(792)	444	(5,592)
Cumulative effect of change in accounting principle	—	(1,270)	—
Net income	$448,175	$506,414	$591,212

ALLOCATION OF NET INCOME:
Preference Units	$76,615	$87,504	$100,855
Preference Interests	$20,211	$18,263	$10,650
Junior Preference Units	$325	$352	$436
General Partner	$324,162	$367,466	$437,510
Limited Partners	26,862	32,829	41,761
Net income available to OP Units	$351,024	$400,295	$479,271
Net income per OP Unit – basic	$1.19	$1.37	$1.69
Net income per OP Unit – diluted	$1.18	$1.36	$1.67
Weighted average OP Units outstanding – basic	294,637	291,362	283,921
Weighted average OP Units outstanding – diluted	297,969	295,552	291,266
Distributions declared per OP Unit outstanding	$1.73	$1.68	$1.575

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2002	2001	2000
Comprehensive income:
Net income	$448,175	$506,414	$591,212
Other comprehensive income (loss) – derivative instruments:
Cumulative effect of change in accounting principle	—	(5,334)	—
Unrealized holding (losses) arising during the year	(10,905)	(17,909)	—
Equity in unrealized holding (losses) arising during the year – unconsolidated entities	(689)	(10,366)	—
Losses reclassified into earnings from other comprehensive income	845	569	—
Comprehensive income	$437,426	$473,374	$591,212

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$448,175	$506,414	$591,212
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	1,867	2,249	(132)
Cumulative effect of change in accounting principle	—	1,270	—
Depreciation	472,956	467,942	449,584
Amortization of deferred financing costs	5,754	5,841	5,473
Amortization of discount on investment in mortgage notes	—	(2,256)	(1,249)
Amortization of goodwill	—	3,779	1,760
Amortization of discounts and premiums on debt	(822)	(1,841)	(2,332)
Amortization of deferred settlements on interest rate protection agreements	(306)	591	333
Impairment on corporate housing business	17,122	—	—
Impairment on furniture rental business	—	60,000	—
Impairment on technology investments	1,162	11,766	1,000
Loss (income) from investments in unconsolidated entities	3,698	(3,772)	(2,309)
Net (gain) on sales of discontinued operations	(104,296)	(148,906)	(198,426)
Net (gain) on sales of unconsolidated entities	(5,054)	(387)	—
Extraordinary items	792	(444)	5,592
Unrealized loss (gain) on interest rate protection agreements	328	(223)	—
Book value of furniture sales and rental buyouts	—	11,411	6,345
Compensation paid with Company Common Shares	25,796	18,164	15,085

Changes in assets and liabilities:
(Increase) in rents receivable	(570)	(399)	(415)
Decrease (increase) in deposits – restricted	9,896	(10,468)	4,207
Additions to rental furniture	—	(18,611)	(13,661)
Decrease (increase) in other assets	14,531	(17,694)	(8,038)
(Decrease) in accounts payable and accrued expenses	(3,392)	(633)	(4,843)
Increase in accrued interest payable	406	10,293	3,104
Increase (decrease) in rents received in advance and other liabilities	3,046	(4,315)	(11,489)
(Decrease) increase in security deposits	(2,151)	(103)	1,025
Net cash provided by operating activities	888,938	889,668	841,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(258,269)	(297,794)	(625,796)
Investment in real estate – development	(109,077)	(96,245)	(33,385)
Improvements to real estate	(156,776)	(150,927)	(137,404)
Additions to non-real estate property	(7,301)	(6,920)	(5,425)
Interest capitalized for real estate under development	(10,006)	(8,309)	(1,405)
Interest capitalized for unconsolidated entities under development	(17,161)	(19,865)	(16,245)
Proceeds from disposition of real estate, net	478,675	566,068	721,032
Proceeds from disposition of furniture rental business	28,741	—	—
Proceeds from disposition of unconsolidated entities	49,862	655	4,602
Proceeds from refinancing of unconsolidated entities	4,375	24,404	1,695
Investments in unconsolidated entities	(105,758)	(142,565)	(149,033)
Distributions from unconsolidated entities	41,656	35,668	19,243
Decrease (increase) in deposits on real estate acquisitions, net	24,845	52,340	(122,735)
Decrease (increase) in mortgage deposits	27,425	(1,626)	18,854
Business combinations, net of cash acquired	(677)	(8,785)	(242,281)
Consolidation of previously Unconsolidated Properties	$(40,113)	$52,841	$(5,083)
Investment in property and equipment	—	(2,461)	(933)
Principal receipts on investment in mortgage notes	—	61,419	7,885
Other investing activities, net	262	(469)	3,239
Net cash (used for) provided by investing activities	(49,297)	57,429	(563,175)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(11,233)	(4,483)	(3,590)
Mortgage notes payable:
Proceeds	126,144	91,583	729,978
Lump sum payoffs	(374,983)	(364,229)	(380,541)
Scheduled principal repayments	(32,731)	(32,671)	(27,719)
Prepayment premiums/fees	(792)	(208)	(5,801)
Notes, net:
Proceeds	447,064	299,316	—
Lump sum payoffs	(265,000)	(150,000)	(208,000)
Scheduled principal repayments	(4,669)	(4,774)	(498)
Line of credit:
Proceeds	776,500	738,491	808,637
Repayments	(831,500)	(898,953)	(820,631)
Proceeds (payments) from settlement of interest rate protection agreements	5,757	(7,369)	7,055
Proceeds from sale of OP Units	9,411	8,991	7,676
Proceeds from sale of Preference Interests	—	60,000	146,000
Proceeds from exercise of EQR options	29,578	65,411	25,228
OP Units repurchased and retired	(115,004)	—	—
Redemption of Preference Units	—	(210,500)	—
Payment of offering costs	(207)	(2,223)	(3,944)
Distributions:
OP Units – General Partner	(473,996)	(335,534)	(412,321)
Preference Units	(76,973)	(91,751)	(101,028)
Preference Interests	(20,238)	(18,172)	(10,478)
Junior Preference Units	(325)	(271)	(437)
OP Units – Limited Partners	(39,607)	(30,067)	(39,153)
Minority Interests – Partially Owned Properties	(12,608)	(32,156)	(920)
Principal receipts on employee notes, net	4,043	303	324
Principal receipts on other notes receivable, net	—	—	6,167
Net cash (used for) financing activities	(861,369)	(919,266)	(283,996)

Net (decrease) increase in cash and cash equivalents	(21,728)	27,831	(5,345)
Cash and cash equivalents, beginning of year	51,603	23,772	29,117
Cash and cash equivalents, end of year	$29,875	$51,603	$23,772

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest	$365,782	$380,745	$380,853

Mortgage loans assumed through real estate acquisitions	$32,355	$91,623	$87,441

Mortgage loans (assumed) by purchaser in real estate and furniture rental business dispositions	$(9,924)	$(30,396)	$(345,762)

Mortgage loans recorded as a result of consolidation of previously Unconsolidated Properties	$18,100	$301,502	$80,134

Net (assets) liabilities recorded as a result of consolidation of previously Unconsolidated Properties	$43,897	$(20,839)	$515

Mortgage loans contributed as a result of deconsolidation of previously Wholly Owned Properties	$(118,376)	$—	$—

Transfers to real estate held for disposition	$—	$3,371	$51,637

Net real estate contributed in exchange for OP Units or Junior Preference Units	$—	$—	$4,071

Net (assets acquired) through business combinations	$—	$—	$(74,138)

Mortgage loans assumed through business combinations	$—	$—	$204,728

Unsecured notes assumed through business combinations	$—	$—	$39,564

Lines of credit assumed through business combinations	$—	$—	$67,456

Valuation of OP Units issued through business combinations	$—	$—	$37,228

See accompanying notes

ERP OPERATING LIMITED PARTNERHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
PREFERENCE UNITS

Balance, beginning of year	$966,671	$1,183,136	$1,310,266
Redemption of 9 3/8% Series A Cumulative Redeemable	—	(153,000)	—
Conversion of 7.00% Series E Cumulative Convertible	(20,442)	(5,845)	(9,860)
Redemption of 9.65% Series F Cumulative Redeemable	—	(57,500)	—
Conversion of 7.25% Series G Convertible Cumulative	(2)	—	(75)
Conversion of 7.00% Series H Cumulative Convertible	(70)	(120)	(2,215)
Conversion of 8.60% Series J Cumulative Convertible	—	—	(114,980)
Balance, end of year	$946,157	$966,671	$1,183,136

PREFERENCE INTERESTS

Balance, beginning of year	$246,000	$186,000	$40,000
Issuance of Series B – F	—	—	146,000
Issuance of Series G – I	—	60,000	—
Balance, end of year	$246,000	$246,000	$186,000

JUNIOR PREFERENCE UNITS

Balance, beginning of year	$5,846	$7,896	$7,896
Conversion of Series A	—	(2,050)	—
Balance, end of year	$5,846	$5,846	$7,896

GENERAL PARTNER

Balance, beginning of year	$4,506,097	$4,451,326	$4,212,893
Issuance of OP Units in connection with Mergers and acquisitions	—	—	940
Conversion of OP Units held by Limited Partners to OP Units held by General Partner	14,768	29,321	30,047
Issuance of OP Units through exercise of EQR options	29,578	65,411	25,228
Issuance of restricted units and performance-based grants, net	12,136	29,027	11,775
Issuance of OP Units through Share Purchase – DRIP Plan	861	910	595
Issuance of OP Units through Dividend Reinvestment – DRIP Plan	1,173	1,150	1,666
Issuance of OP Units through Employee Share Purchase Plan	7,377	6,931	5,415
Issuance of OP Units through conversion of Preference Units into OP Units held by General Partner	20,514	5,965	127,130
OP Units repurchased and retired	(115,004)	—	—
Offering costs	(207)	(2,223)	(3,944)
Principal receipts on employee notes	4,043	303	324
Net income – General Partner	324,162	367,466	437,510
OP Unit – General Partner distributions	(473,898)	(452,435)	(412,005)
Other	(29,017)	—	4,045
Adjustment for Limited Partners ownership in Operating Partnership	4,290	2,945	9,707
Balance, end of year	$4,306,873	$4,506,097	$4,451,326

See accompanying notes

ERP OPERATING LIMITED PARTNERHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
LIMITED PARTNERS

Balance, beginning of year	$379,898	$415,838	$409,083
Issuance of OP Units in connection with Mergers and acquisitions	1,046	2,029	41,506
Conversion of OP Units held by Limited Partners to OP Units held by General Partner	(14,768)	(29,321)	(30,047)
Issuance of OP Units through conversion of Junior Preference Units into OP Units held by Limited Partners	—	2,050	—
Net income – Limited Partners	26,862	32,829	41,761
OP Unit – Limited Partners distributions	(39,102)	(40,209)	(38,789)
Adjustment for Limited Partners ownership in Operating Partnership	(4,290)	(2,945)	(9,707)
Other, net	—	(373)	2,031
Balance, end of year	$349,646	$379,898	$415,838

DEFERRED COMPENSATION

Balance, beginning of year	$(25,778)	$(14,915)	$(18,225)
Units granted, net of cancellations	(12,136)	(29,027)	(11,775)
Amortization of units to compensation expense	25,796	18,164	15,085
Balance, end of year	$(12,118)	$(25,778)	$(14,915)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of year	$(33,040)	$—	$—
Accumulated other comprehensive loss – derivative instruments:
Cumulative effect of change in accounting principle	—	(5,334)	—
Unrealized holding (losses) arising during the year	(10,905)	(17,909)	—
Equity in unrealized holding (losses) arising during the year – unconsolidated entities	(689)	(10,366)	—
Losses reclassified into earnings from other comprehensive income	845	569	—
Balance, end of year	$(43,789)	$(33,040)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Business of the Company

ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential (“EQR”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and is a fully integrated real estate company engaged in the acquisition, ownership, management and operation of multifamily properties.

EQR is the general partner of, and as of December 31, 2002, owned an approximate 92.4% ownership interest in ERPOP.  ERPOP is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of December 31, 2002, the Operating Partnership owned or had investments in 1,039 properties in 36 states consisting of 223,591 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	919	194,886
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	84	21,774
Total Properties	1,039	223,591

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Operating Partnership beneficially owns 100% fee simple title to 912 of the 919 Wholly Owned Properties.  The Operating Partnership owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2066 for one property.  This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.  The Operating Partnership owns the debt collateralized by two properties and owns an interest in the debt collateralized by the remaining four properties.  The Operating Partnership consolidates its interest in these six properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

The “Partially Owned Properties” are controlled and partially owned by the Operating Partnership but have partners with minority interests and are accounted for under the consolidation method of accounting.  The “Unconsolidated Properties” are partially owned but not controlled by the Operating Partnership. With the exception of one property, the Unconsolidated Properties consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.  The remaining one property consists of an investment in a limited liability company that, as a result of the terms of the operating agreement, is accounted for as a management contract right with all fees recognized as fee and asset management revenue.  The above table does not include various uncompleted development properties.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

Due to the Operating Partnership’s ability as general partner to control either through ownership or by contract its subsidiaries, other than entities that own controlling interests in the Unconsolidated Properties and certain other entities in which the Operating Partnership has investments, each such subsidiary has been consolidated with the Operating Partnership for financial reporting purposes.  In July 2001, the Operating Partnership acquired 100% of a management company entity, which had a controlling ownership interest in a portfolio of 21 previously Unconsolidated Properties.  Subsequent to this transaction, the Operating Partnership consolidated these 21 properties.  In September 2001, the Operating Partnership acquired the remaining 5% of the preferred stock it did not own and 100% of the voting common stock in two other management company entities.  As a result, the Operating Partnership now wholly-owns these two entities.  The Operating Partnership consolidated the results of these two entities prior to this transaction despite not having legal control, the effects of which were immaterial.

Minority interests represented by EQR’s indirect 1% interest in various entities are immaterial and have not been accounted for in the Consolidated Financial Statements.  In addition, certain amounts due from EQR for its 1% interest in various entities have not been reflected in the Consolidated Balance Sheets since such amounts are immaterial to the Consolidated Balance Sheets.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

The Company’s mergers and acquisitions were accounted for as purchases in accordance with either Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, or SFAS No. 141.  The fair value of the consideration given by the Company in the mergers was used as the valuation basis for each of the combinations.  The accompanying consolidated statements of operations and cash flows include the results of the properties purchased through the mergers and through acquisitions from their respective closing dates.

Real Estate Assets and Depreciation of Investment in Real Estate

Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment.  A land value is assigned based on the purchase price if land is acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  The Operating Partnership uses a 30-year estimated life for buildings and a five-year estimated life for initial furniture, fixtures and equipment.  Replacements inside a unit such as appliances and carpeting, are depreciated over a five-year estimated life.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.  Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.  Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Operating Partnership.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

The Operating Partnership classifies real estate assets as real estate held for disposition when it is certain a property will be disposed of in accordance with SFAS No. 144 (see further discussion below).  The Operating Partnership classifies properties under development and/or expansion and properties in the lease up phase as construction in progress until construction has been completed and all certificates of occupancy permits have been obtained.  The Operating Partnership also classifies land relating to construction in progress as land on its balance sheets.

Impairment of Long-Lived Assets, Including Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 prohibits the amortization of goodwill and requires that goodwill be reviewed for impairment at least annually.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS Nos. 142 and 144 were effective for fiscal years beginning after December 15, 2001.  The Operating Partnership adopted these standards effective January 1, 2002.   See Notes 16 and 21 for further discussion.

The Operating Partnership periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  Future events could occur which would cause the Operating Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

For long-lived assets to be held and used, the Operating Partnership compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset.  If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Operating Partnership has determined it will sell the asset.  Long-lived assets held for disposition and the related liabilities are separately reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell, and are not depreciated after reclassification to real estate held for disposition.

Goodwill and investments in unconsolidated entities accounted for under the equity method of accounting are specifically excluded from the scope of SFAS No. 144.

Prior to January 1, 2002, the Operating Partnership followed the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

Prior to 2002, the Operating Partnership amortized goodwill on a straight-line basis over a period of 20 years.  The accumulated amortization of goodwill was $5.5 million at December 31, 2001.

Cost Capitalization

See the Real Estate Assets and Depreciation of Investment in Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Operating Partnership capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital projects.  These costs are reflected on the balance sheet as an increase to building.

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Operating Partnership capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  The Operating Partnership expenses as incurred all payroll costs of employees working directly at our properties, except for costs that are incurred during the initial lease-up phase on a development project.  An allocated portion of payroll costs is capitalized based upon the occupancy of the project until stabilized occupancy is achieved.  Stabilized occupancy is always deemed to have occurred no later than one year from cessation of major development activities.  The incremental payroll and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects.  These costs are reflected on the balance sheet as either construction in progress or a separate component of investments in unconsolidated entities.  The Operating Partnership ceases the capitalization of such costs as the property becomes substantially complete and ready for its intended use.

Cash and Cash Equivalents

The Operating Partnership considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Operating Partnership maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Operating Partnership believes that the risk is not significant, as the Operating Partnership does not anticipate the financial institutions’ non-performance.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Operating Partnership’s line of credit, long-term financings and costs for certain interest rate protection agreements.  These costs are amortized over the terms of the related debt.  Unamortized financing costs are written-off when debt is retired before the maturity date.  The accumulated amortization of such deferred financing costs was $15.2 million and $22.9 million at December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 133 and its amendments (SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, requires the Operating Partnership to make estimates and judgments that affect the fair value of the instruments.  The Operating Partnership, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes.  Where these are not available, the Operating Partnership bases its estimates on other factors relevant to the financial instruments.

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

On January 1, 2001, the Operating Partnership adopted SFAS No. 133 and its amendments (SFAS Nos. 137 and 138), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.  When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.  Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period.  The Operating Partnership does not use derivatives for trading or speculative purposes.

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of approximately $6.6 million; an adjustment of approximately $5.3 million to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings in the consolidated statements of partners’ capital; and a charge of approximately $1.3 million as a cumulative effect of change in accounting principle in the consolidated statements of operations.

The fair values of the Operating Partnership’s financial instruments, other than derivative instruments, including cash and cash equivalents, mortgage notes payable, other notes payable, line of credit and other financial instruments, approximate their carrying or contract values.

Revenue Recognition

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Interest income is recorded on an accrual basis.  Leases entered into between a resident and a property, for the rental of an apartment unit, are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.

The Operating Partnership adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, effective October 1, 2000.  SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  The adoption of SAB No. 101 did not have a material impact on the Operating Partnership’s financial condition and results of operations.

Stock Option Compensation

The Company has chosen to account for its stock option compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of EQR’s Common Shares on the date of grant.  The Company will elect to expense its stock option compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which will result in compensation expense being recorded based on the fair value of the stock option compensation issued.  Any Common Shares (see definition below) issued pursuant to EQR’s share option plan will result in the Operating Partnership issuing OP Units (see definition below) to EQR on a one-for-one basis.

Income Taxes

The Operating Partnership generally is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership’s income or loss in their tax returns; therefore, generally no provision for Federal income taxes is made in the financial statements of the Operating Partnership.  However, the Operating Partnership is subject to certain state and local income, excise and franchise taxes.  The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2002 and 2001 was approximately $8.7 billion and $8.6 billion, respectively.

Effective in 2001, the Operating Partnership has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries.  The provisions for federal income taxes for these TRS entities were not material during 2002 and 2001 and were recognized as general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2002, 2001 and 2000, the Operating Partnership’s tax treatment of distributions were as follows:

	Year Ended December 31,
	2002	2001	2000
Tax treatment of distributions:
Ordinary income	$1.398	$1.369	$1.528
Long-term capital gain	0.212	0.220	0.016
Unrecaptured section 1250 gain	0.120	0.091	0.031
Distributions declared per OP Unit outstanding	$1.730	$1.680	$1.575

Partners’ Capital

The “Limited Partners” of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for units of limited partnership interest in ERPOP (“OP Units”).  The “General Partner” of ERPOP is EQR.  Net income is allocated to the Limited Partners based on their respective ownership percentage of the Operating Partnership.  The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner.  Issuance of additional EQR common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), and OP Units changes the ownership interests of both the Limited Partners and EQR.  Such transactions and the proceeds therefrom are treated as capital transactions.

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

Use of Estimates

In preparation of the Operating Partnership’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or partners’ capital.

Other

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other items, rescinds the automatic classification of costs incurred on debt extinguishment as extraordinary charges.  Instead, gains and losses from debt extinguishment should only be classified as extraordinary if they meet the “unusual and infrequently occurring” criteria outlined in APB No. 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The Operating Partnership will adopt the standard effective January 1, 2003.

                In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  The Operating Partnership will adopt FIN No. 46 in the third quarter of 2003 but has not yet determined the effect that adoption will have on its consolidated financial position and results of operations.

3.                                      Business Combinations

On July 11, 2000, the Company acquired Globe Business Resources, Inc. (“Globe”) in an all cash and debt transaction valued at $163.2 million.  Globe provided fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States.  Additionally, Globe leased and sold furniture to a diversified base of commercial and residential customers throughout the United States.  Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding.  EQR contributed all of the assets and liabilities of Globe to the Operating Partnership in exchange for an increased ownership interest.   In addition, the Company:

•                  Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;

•                  Allocated $68.4 million to goodwill;

•                  Recorded acquisition costs of $4.5 million; and

•                  Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe’s line of credit of $29.5 million outstanding.

On July 21, 2000, the Company, through its Globe subsidiary, acquired Temporary Quarters, Inc., the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

During 2001 and prior to the one-year anniversary of the Globe acquisition, the Company recorded net increases to goodwill of $9.5 million to reallocate the original purchase price recorded at the acquisition date.  Also during 2001, the Company recorded a $60.0 million asset impairment charge related to its furniture rental business.  During 2002, the Company recorded a $17.1 million asset impairment charge related to Equity Corporate Housing (“ECH”).  See Notes 16 and 21.

On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date.   The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as ECH.

On October 31, 2000, the Company acquired Grove Property Trust (“Grove”) for a total purchase price of $463.2 million and succeeded to the ownership of 60 properties containing 7,308 units.  EQR contributed all of the assets and liabilities of Grove to the Operating Partnership in exchange for an increased ownership interest.  The Company:

•                  Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove;

•                  Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date;

•                  Converted 2.1 million Grove OP Units to 1.6 million of the Operating Partnership’s OP Units using the conversion ratio of 0.7392 (after cash-out of fractional units).  The value of these converted OP Units totaled $37.2 million;

•                  Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove’s line of credit totaling $38.0 million.   Grove’s line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing;

•                  Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including a contingent earnout liability totaling $1.5 million.  This amount represented the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents; and

•                  Recorded acquisition costs of $19.5 million.

4.                                      Partners’ Capital

On October 11, 2001, the Operating Partnership effected a two-for-one split of its OP Units to unit holders of record as of September 21, 2001.  All OP Units presented have been retroactively adjusted to reflect the OP Unit split.

The following table presents the changes in the Operating Partnership’s issued and outstanding OP Units for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Operating Partnership’s OP Units outstanding at January 1,	294,818,566	290,090,252	279,869,080

Issued to General Partner:
Conversion of Series E Preference Units	909,873	260,078	438,810
Conversion of Series G Preference Units	70	—	2,560
Conversion of Series H Preference Units	4,050	6,972	128,280
Conversion of all Series J Preference Units	—	—	5,644,024
Employee Share Purchase Plan	324,238	310,261	299,580
Dividend Reinvestment –DRIP Plan	41,407	42,649	69,504
Share Purchase –DRIP Plan	31,354	33,106	26,374
Exercise of EQR options	1,435,115	3,187,530	1,370,186
Restricted EQR share grants, net	885,967	730,982	475,862
OP Units repurchased and retired	(5,092,300)	—	—
OP Units other	396	(313)	—

Issued to Limited Partners:
Issuance pursuant to Grove acquisition	—	—	1,560,806
Issuance through acquisitions	37,388	73,351	205,186
Conversion of Series A Junior Preference Units	—	83,698	—
Operating Partnership’s OP Units outstanding at December 31,	293,396,124	294,818,566	290,090,252

On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1.0 billion of equity securities.  The SEC declared this registration statement effective on February 27, 1998.  In addition, the Company carried over $272.4 million related to the registration statement effective on August 4, 1997.  As of December 31, 2002, $1.1 billion remained available for issuance under this registration statement.

During October 2002, EQR repurchased 5,092,300 of its Common Shares on the open market at an average price of $22.58 per share.  EQR paid approximately $115.0 million for these shares, which were retired subsequent to the repurchase.  Concurrent with this transaction, the Operating Partnership repurchased and retired 5,092,300 OP Units previously issued to EQR.

As of December 31, 2002 and 2001, the Limited Partners own an approximate 7.6% and 7.9% ownership interest in ERPOP, respectively.  Subject to applicable securities law restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2002 and 2001:

			Annual Dividend Rate per Unit (3)
				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)		December 31, 2002	December 31, 2001
Preference Units:

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at December 31, 2002 and December 31, 2001	10/15/05	N/A	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at December 31, 2002 and December 31, 2001	9/9/06	N/A	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at December 31, 2002 and December 31, 2001	7/15/07	N/A	$21.50000	175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 2,548,114 and 3,365,794 units issued and outstanding at December 31, 2002 and December31, 2001, respectively	11/1/98	1.1128	$1.75000	63,703	84,145

7 ¼% Series G Convertible Cumulative Preference Units; liquidation value $250 per unit; 1,264,692 and 1,264,700 units issued and outstanding at December 31, 2002 and December 31,2001, respectively	9/15/02	8.5360	$18.12500	316,173	316,175

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 51,228 and 54,027 units issued and outstanding at December 31, 2002 and December 31, 2001, respectively	6/30/98	1.4480	$1.75000	1,281	1,351

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001	12/10/26	N/A	$4.14500	50,000	50,000

7.625% Series L Cumulative Redeemable Preference Units; liquidation value $25 per unit; 4,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001	2/13/03	N/A	$1.90625	100,000	100,000
				$946,157	$966,671

(1)                     On or after the redemption date, redeemable Preference Units (Series B, C, D, K and L) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Preferred Shares of EQR.

(2)                     On or after the redemption date, convertible Preference Units (Series E, G & H) may be redeemed under certain circumstances for cash or OP Units at the option of the Company, in whole or in part, at various redemption prices per unit based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption/conversion of the corresponding Preferred Shares of EQR.  The conversion rate listed for Series G is the preference unit rate and the equivalent depositary unit rate is 0.8536.

(3)                     Dividends on all series of Preference Units are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D and G are Preference Unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

Cumulative through December 31, 2002, a subsidiary of the Operating Partnership issued various series of “Preference Interests” with an equity value of $246.0 million receiving net proceeds of $239.9 million.  The following table presents the issued and outstanding Preference Interests as of December 31, 2002 and December 31, 2001:

			Annual Dividend Rate per Unit (3)
				Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)		December 31, 2002	December 31, 2001
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued And outstanding at December 31, 2002 and December 31, 2001	10/01/04	N/A	$4.0000	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued And outstanding at December 31, 2002 and December 31, 2001	03/03/05	N/A	$4.2500	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/05	N/A	$4.2500	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001	08/11/05	N/A	$4.2500	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/21/06	N/A	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/06	1.5108	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2002 and December 31, 2001	06/22/06	1.4542	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2002 and December 31, 2001	12/14/06	1.4108	$3.8125	11,500	11,500
				$246,000	$246,000

(1)                     On or after the fifth anniversary of the respective issuance (the “Redemption Date”), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)                     On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares.  In addition, on or after the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)                     Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2002 and December 31, 2001:

			Annual Dividend Rate per Unit(3)
				Amounts in thousands
	Redemption Date	Conversion Rate		December 31, 2002	December 31, 2001
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at December 31, 2002 and December 31, 2001	(1)	4.0816	$5.46934	$5,662	$5,662

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2002 and December 31, 2001	(2)	(2)	$2.00000	184	184
				$5,846	$5,846

(1)

On the fifth anniversary of the respective issuance (the “Redemption Date”), the Series A Junior Preference Units shall be automatically converted into OP Units based upon the conversion rate.  Prior to the Redemption Date, the Operating Partnership or the holders may elect to convert the Series A Junior Preference Units to OP Units under certain circumstances based upon the conversion rate.

(2)

On or after the tenth anniversary of the issuance (the “Redemption Date”), the Series B Junior Preference Units may be converted into OP Units at the option of the Operating Partnership based on the contractual conversion rate.  Prior to the Redemption Date, the holders may elect to convert the Series B Junior Preference Units to OP Units under certain circumstances based on the contractual conversion rate.  The contractual conversion rate is based upon a ratio dependent upon the closing price of EQR’s Common Shares.

(3)	Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

5.	Real Estate

The following table summarizes the carrying amounts for investment in real estate as of December 31, 2002 and 2001 (Amounts are in thousands):

	2002	2001
Land	$1,803,577	$1,840,170
Buildings and Improvements	10,643,030	10,577,332
Furniture, Fixtures and Equipment	597,215	519,515
Construction in Progress	2,441	79,166
Real Estate	13,046,263	13,016,183
Accumulated Depreciation	(2,112,017)	(1,718,845)
Real Estate, net	$10,934,246	$11,297,338

The following table summarizes the carrying amounts for real estate held for disposition as of December 31, 2002 and 2001 (Amounts are in thousands):

	2002	2001
Land	$—	$361
Buildings and Improvements	—	3,157
Furniture, Fixtures and Equipment	—	140
Real Estate	—	3,658
Accumulated Depreciation	—	(287)
Real Estate, net	$—	$3,371

During the year ended December 31, 2002, the Operating Partnership acquired the entire equity interest in the twelve properties listed below from unaffiliated parties, and one additional unit at an existing property, for a total purchase price of $289.9 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price (in thousands)
03/28/02	Isles at Sawgrass	Sunrise, FL	368	$26,000
04/24/02	Center Pointe	Beaverton, OR	264	19,100
04/30/02	Mira Flores	Palm Beach Gardens, FL	352	29,250
05/15/02	Gramercy Park	Houston, TX	384	26,000
05/31/02	Enclave at Winston Park	Coconut Creek, FL	278	25,450
05/31/02	St. Andrews at Winston Park	Coconut Creek, FL	284	25,450
06/21/02	Westside Villas VII	Los Angeles, CA	53	15,250
07/17/02	Savannah Lakes	Boynton Beach, FL	466	37,400
08/01/02	Cove at Fisher’s Landing	Vancouver, WA	253	17,800
08/08/02	Avon Place (condo unit)	Avon, CT	1	69
08/09/02	Montevista	Dallas, TX	350	23,675
11/21/02	Stone Oak	Houston, TX	318	20,000
11/26/02	Providence at Kirby	Houston, TX	263	24,500
			3,634	$289,944

During the fourth quarter of 2002, the Operating Partnership paid $40.1 million in cash and used tax-deferred (1031) exchange proceeds of $42.3 million to acquire the remaining third-party equity interests it did not previously own in two properties containing 826 units.  These properties were accounted for under the equity method of accounting and subsequent to these purchases were consolidated.  Accordingly, the Operating Partnership recorded an additional $102.1 million in investment in real estate.

On December 31, 2002, the Operating Partnership contributed one of its development properties to one of its development partners, retaining a 50% common equity ownership interest.  As a result of this contribution, the Operating Partnership no longer can exercise sole control over the major decisions (such as sale and/or financing/refinancing) regarding this property.  Effective with the contribution, the Operating Partnership will account for this project under the equity method of accounting.  No gain or loss on sale was recognized as the contribution was effectuated at carryover basis.  As a result of this transaction, the Operating Partnership reduced investment in real estate by $203.7 million (of which land and construction in progress were reduced by $60.6 million and $143.1 million, respectively), reduced mortgage debt by $118.4 million and increased investments in unconsolidated entities by $80.7 million.

During the year ended December 31, 2001, the Operating Partnership acquired fourteen properties and one parcel of land containing 3,421 units for a total purchase price of $387.8 million.

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

During the years ended December 31, 2002, 2001 and 2000, the Operating Partnership capitalized $10.0 million, $8.3 million and $1.4 million, respectively, in interest costs related to wholly-owned development projects (which reduced interest expense incurred in the consolidated statements of operations).

6.                                      Real Estate Dispositions

During the year ended December 31, 2002, the Operating Partnership disposed of the fifty-eight properties listed below to unaffiliated parties.  The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $104.3 million and a net gain on sales of unconsolidated entities of approximately $5.1 million.

Date Disposed	Property	Location	Number Of Units	Disposition Price (in thousands)
01/17/02	Ravenwood	Mauldin, SC	82	$2,425
01/24/02	Larkspur I & II	Moraine, OH	45	899
01/31/02	Springwood II	Austintown, OH	43	900
02/21/02	Scottsdale Courtyards	Scottsdale, AZ	274	26,500
04/11/02	Applegate	Lordstown, OH	39	723
04/11/02	Applerun	Warren, OH	48	1,054
04/11/02	Brunswick	Cortland, OH	59	1,424
05/01/02	The Landings	Memphis, TN	292	10,300
05/03/02	Waterbury	Clarksville, TN	54	1,385
05/09/02	Arboretum	Tucson, AZ	496	25,000
05/09/02	Orange Grove Village	Tucson, AZ	400	17,400
05/09/02	Village at Tanque Verde	Tucson, AZ	217	9,100
05/14/02	Canyon Crest Views	Riverside, CA	178	20,450
05/14/02	Merrimac Woods	Costa Mesa, CA	123	12,950
05/14/02	Sierra Canyon	Santa Clarita, CA	232	23,500
05/15/02	Meadowood	Wellsville, OH	40	812
05/23/02	Pine Meadow	Greensboro, NC	204	7,550
05/23/02	Palms at South Shore	League City, TX	240	12,850
05/31/02	California Gardens	Jacksonville, FL	71	1,468
05/31/02	Westcreek	Jacksonville, FL	86	2,282
06/19/02	Apple Run	Hillsdale, MI	39	1,047
07/02/02	Cedar Ridge	Arlington, TX	121	5,500
07/02/02	Fielder Crossing	Arlington, TX	119	4,100
07/09/02	Vacant Land	Detroit, MI	—	10
07/11/02	Stonehenge	Tecumseh, MI	48	1,238
07/11/02	Ashgrove	Marshall, MI	51	1,314
07/12/02	Mill Village	Randolph, MA	311	31,800
07/18/02	Meadowood I	Jackson, MI	47	1,450
07/24/02	Mountain Run	Albuquerque, NM	472	21,500
07/30/02	Celebration at Westchase	Houston, TX	367	16,150
07/30/02	Pleasant Ridge	Arlington, TX	63	2,605
07/31/02	Cedargate I & II	Bowling Green, KY	117	3,020
08/15/02	The Cedars	Charlotte, NC	360	14,800
08/29/02	Bourbon Square (Retail)	Palatine, IL	—	1,200
09/30/02	River Bend	Tampa, FL	296	11,200
10/29/02	Brunswick I & II	Morgantown, WV	183	5,400
10/31/02	Harvest Grove	Conyers, GA	376	18,900
10/31/02	Pinney Brook	Ellington, CT	35	1,475
10/31/02	Arbor Commons	Ellington, CT	28	1,800
11/15/02	Knox Landing	Knoxville, TN	85	1,841
11/15/02	Woodlands	Franklin, KY	56	1,050
11/19/02	Ridgetree I & II	Dallas, TX	798	27,375
11/20/02	Palatka Oaks I & II	Palatka, FL	57	1,225
12/05/02	Parkwood East	Fort Collins, CO	259	18,650
12/16/02	Alderwood Park	Lynwood, WA	188	12,410
12/16/02	Ridgegate	Kent, WA	153	10,087
12/16/02	Ridgetop, The	Silverdale, WA	221	13,234
12/16/02	Wellington	Silverdale, WA	240	15,635
12/20/02	Ridgeway Commons	Memphis, TN	127	5,200
12/20/02	Farmington Gates	Germantown, TN	182	9,450
12/23/02	Fountain Creek	Phoenix, AZ	186	8,950
12/23/02	Wycliffe Court	Murfreesboro, TN	63	1,600
12/27/02	Polos, The	Fort Myers, FL	328	19,483
12/27/02	Windridge	Dunwood, GA	272	14,100
Various	Four Lakes Condo Units	Lisle, IL	115	12,535
	Wholly Owned Properties		9,586	496,306
01/31/02	Mount Laurel Crossing*	Mt. Laurel, NJ	296	11,317
04/23/02	Foxton*	Seymour, IN	39	—
08/13/02	Chase Knolls*	Los Angeles, CA	—	23,479
10/31/02	Newberry*	Grove City, PA	52	400
11/08/02	Hidden Pointe*	Atlanta, GA	440	—
11/15/02	Regents Court*	San Diego, CA	251	14,528
11/26/02	Greenleaf*	Toledo, OH	49	138
	Unconsolidated Properties		1,127	49,862
Total			10,713	$546,168

* Represents the Operating Partnership’s share of the net disposition proceeds.

During the year ended December 31, 2001, the Operating Partnership sold forty-nine properties containing 8,807 units to unaffiliated parties for a total sales price of $416.9 million.  Including the joint venture sales discussed below, the Operating Partnership recognized a net gain on sales of discontinued operations of approximately $148.9 million and a net gain on sales of unconsolidated entities of approximately $0.4 million.

During 2001, the Operating Partnership entered into a joint venture with an unaffiliated joint venture partner (“JVP”).  At closing, the Operating Partnership sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001.  An additional $123.6 million of mortgage loans was obtained by the joint venture.  The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Operating Partnership.  The Operating Partnership retained a 25% interest in the joint venture along with the right to manage the properties.  In accordance with the respective joint venture organization documents, the Operating Partnership and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture.  There are no other agreements that require the Operating Partnership or the JVP to infuse cash into the joint venture.  In addition, the Operating Partnership and the JVP have not guaranteed the mortgage indebtedness of the joint venture.  As a result, the Operating Partnership recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.2 million.  The Operating Partnership has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

7.             Commitments to Acquire/Dispose of Real Estate

As of December 31, 2002, in addition to the property that was subsequently acquired as discussed in Note 23, the Operating Partnership had entered into separate agreements to acquire two multifamily properties containing 694 units from unaffiliated parties.  The Operating Partnership expects a combined purchase price of approximately $73.0 million, including the assumption of mortgage indebtedness of approximately $35.2 million.

As of December 31, 2002, in addition to the properties that were subsequently disposed of as discussed in Note 23, the Operating Partnership had entered into separate agreements to dispose of thirty-eight multifamily properties containing 7,313 units to unaffiliated parties.  The Operating Partnership expects a combined disposition price of approximately $348.6 million.

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

On July 2, 2001, the Operating Partnership acquired an additional ownership interest in the 21 entities that own the Unconsolidated Properties.  As a result of this additional ownership interest, the Company now has a controlling interest, and as such, consolidates these properties for financial reporting purposes.

During 2001, the Operating Partnership amortized $2.3 million, which represented a portion of the original discount when the notes were purchased.  This discount was being amortized utilizing the effective yield method based on the expected life of the investment.

9.                                      Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties.  The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of December 31, 2002 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects (1)	Projects Under Development		Lexford/ Other	Totals

Total projects	45	11	18	(2)	23	97

Total units	10,846	3,483	4,981	(2)	2,773	22,083

Operating Partnership’s percentage ownership of outstanding debt	25.0%	100.0%	100.0%		11.1%

Operating Partnership’s share of outstanding debt (4)	$121,200	$268,283	$468,645	(3)	$5,512	$863,640

(1)                                  The Operating Partnership determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)                                  Includes fourteen projects under development consisting of 3,961 units, which are not included in the Operating Partnership’s property/unit counts at December 31, 2002.   Totals also exclude Fort Lewis Military Housing consisting of one property and 3,652 units, which is not accounted for under the equity method of accounting.

(3)                                  A total of $786.9 million is available for funding under this construction debt, of which $468.6 million was funded and outstanding at December 31, 2002.

4)                                      As of January 30, 2003, the Operating Partnership has funded $51.0 million as additional collateral on selected debt (see Note 10).  All remaining debt is non-recourse to EQR and the Operating Partnership.

Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction.  The Operating Partnership does not consolidate these entities as it does not have sole control of the major decisions (such as sale and/or financing/refinancing).  The Operating Partnership’s common equity ownership interests in these entities range from 4.5% to 50.0% at December 31, 2002.

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Operating Partnership’s share of net income or loss from the unconsolidated entity.  Prior to the project being completed, the Operating Partnership capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.  During the years ended December 31, 2002, 2001 and 2000, the Operating Partnership capitalized $17.2 million, $19.9 million and $16.2 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

The Operating Partnership generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development, with the remaining cost financed through third-party construction mortgages.

10.          Deposits - Restricted

As of December 31, 2002, deposits-restricted totaled $141.3 million and primarily included the following:

•                  deposits in the amount of $51.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

•                  approximately $25.4 million in tax-deferred (1031) exchange proceeds; and

•                  approximately $64.9 million for resident security, utility, and other deposits.

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

11.          Mortgage Notes Payable

As of December 31, 2002, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.9 billion.

During the year ended December 31, 2002, the Operating Partnership:

•                  repaid $407.7 million of mortgage loans;

•                  assumed $50.5 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  disposed of $128.3 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties and the furniture rental business;

•                  obtained $30.0 million of mortgage loans on certain properties; and

•                  obtained $96.1 million in construction loans on certain properties.

As of December 31, 2002, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At December 31, 2002, the interest rate range on the Operating Partnership’s mortgage debt was 1.29% to 12.465%.  During the year ended December 31, 2002, the weighted average interest rate on the Operating Partnership’s mortgage debt was 6.35%.

The historical cost, net of accumulated depreciation, of encumbered properties was $4.1 billion and $4.9 billion at December 31, 2002 and 2001, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2003	$123,603
2004	185,232
2005	184,539
2006	255,452
2007	161,001
Thereafter	2,017,071
Net Unamortized Premiums/Discounts	716
Total	$2,927,614

As of December 31, 2001, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.3 billion.

During the year ended December 31, 2001, the Operating Partnership:

•                  repaid $396.9 million of mortgage loans;

•                  assumed $91.6 million of mortgage debt on certain properties in connection with their acquisitions;

•                  obtained $301.5 million of new mortgage debt on previously unconsolidated properties;

•                  disposed of $30.4 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;

•                  obtained $26.0 million of new mortgage debt on previously unencumbered properties; and

•                  received $65.6 million in construction loan draw proceeds on certain properties.

As of December 31, 2001, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At December 31, 2001, the interest rate range on the Operating Partnership’s mortgage debt was 1.50% to 12.465%.  During the year ended December 31, 2001, the weighted average interest rate on the Operating Partnership’s mortgage debt was 6.54%.

12.          Notes

The following tables summarize the Operating Partnership’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2002 and 2001, respectively:

December 31, 2002 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,228,350	4.861 - 7.75%	6.63%	2003 – 2026
Floating Rate Public Note	99,955	(1)	2.61%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75 - 5.20%	5.07%	2024-2029

Totals	$2,456,085

December 31, 2001 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,033,276	5.0 - 9.375%	6.96%	2002 – 2026
Floating Rate Public Note	99,888	(1)	5.15%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75 - 5.20%	5.07%	2024-2029

Totals	$2,260,944

(1)          The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.63% at both December 31, 2002 and December 31, 2001.

As of December 31, 2002, the Operating Partnership had outstanding unsecured notes of approximately $2.5 billion net of a $6.0 million discount and including a $8.6 million premium.

As of December 31, 2001, the Operating Partnership had outstanding unsecured notes of approximately $2.3 billion net of a $3.8 million discount and including a $2.9 million premium.

On August 25, 2000, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $1.0 billion of debt securities.  The SEC declared this registration statement effective on September 8, 2000.  In addition, the Operating Partnership carried over $430.0 million related to the registration statement effective on February 27, 1998.  As of December 31, 2002, $680.0 million remained available for issuance under this registration statement.

During the year ended December 31, 2002, the Operating Partnership:

•                  issued $400.0 million of ten-year 6.625% fixed-rate public notes and $50.0 million of five-year 4.861% fixed rate public notes, receiving net proceeds of $444.4 million;

•                  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

•                  repaid $125.0 million of 7.95% fixed rate public notes at maturity; and

•                  repaid $40.0 million of 7.25% fixed rate public notes at maturity.

During the year ended December 31, 2001, the Operating Partnership:

•                  issued $300.0 million of ten-year 6.95% fixed-rate public notes; and

•                  repaid $150.0 million of 6.55% fixed rate public notes at maturity.

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total

2003	$210,347
2004	419,643
2005*	493,534
2006	204,085
2007	154,918
Thereafter	970,945
Net Unamortized Premiums	8,619
Net Unamortized Discounts	(6,006)
Total	$2,456,085

*Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

13.                               Line of Credit

On May 30, 2002, the Operating Partnership obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  EQR has guaranteed the Operating Partnership’s line of credit up to the maximum amount and for the full term of the facility.

As of December 31, 2002 and 2001, $140.0 million and $195.0 million, respectively, was outstanding and $60.8 million and $59.0 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the years ended December 31, 2002 and 2001, the weighted average interest rate was 2.30% and 5.03%, respectively.

In connection with the Globe acquisition, the Operating Partnership assumed a revolving credit facility with potential borrowings of up to $55.0 million.  On May 31, 2001, this credit facility was terminated.

14.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2002 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$120,000	$250,000	$255,118	$255,118
Lowest Possible Notional	$400,000	$120,000	$250,000	$251,410	$251,410
Highest Possible Notional	$400,000	$120,000	$250,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	7.25000%	5.06375%	4.52800%	4.45800%
Highest Interest Rate	5.81000%	7.25000%	5.42600%	6.00000%	6.00000%
Earliest Maturity Date	2003	2005	2013	2003	2003
Latest Maturity Date	2005	2005	2013	2007	2007
Estimated Asset (Liability) Fair Value	$(14,438)	$9,069	$(11,077)	$(3,148)	$3,025

At December 31, 2002, certain unconsolidated development partnerships in which the Operating Partnership invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Operating Partnership has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $446.6 million (notional amounts range from $169.2 million to $555.9 million over the terms of the swaps) at interest rates ranging from 2.115% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $13.9 million.  During the year ended December 31, 2002, the Operating Partnership recognized an unrealized loss of $1.1 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income (loss) from investments in unconsolidated entities).

On December 31, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $16.6 million and as a reduction to investments in unconsolidated entities of approximately $13.9 million.  As of December 31, 2002, there were approximately $42.8 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2002, the Operating Partnership may recognize an estimated $17.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2003, of which $7.9 million is related to the unconsolidated development partnerships.

15.                               Calculation of Net Income Per Weighted Average OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted:

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands except per OP Unit amounts)
Numerator:
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items, cumulative effect of change in accounting principle and allocation to preference unit/interest distributions	$328,905	$393,120	$360,878

Allocation to Minority Interests – Partially Owned Properties	(1,867)	(2,249)	132
Income (loss) from investments in unconsolidated entities	(3,698)	3,772	2,309
Allocation to Preference Units	(76,615)	(87,504)	(100,855)
Allocation to Preference Interests	(20,211)	(18,263)	(10,650)
Allocation to Junior Preference Units	(325)	(352)	(436)

Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	226,189	288,524	251,378

Net gain on sales of unconsolidated entities	5,054	387	—
Net gain on sales of discontinued operations	104,296	148,906	198,426
Discontinued operations, net	16,277	(36,696)	35,059
Extraordinary items	(792)	444	(5,592)
Cumulative effect of change in accounting principle	—	(1,270)	—

Numerator for net income per OP Unit – basic	351,024	400,295	479,271

Effect of dilutive securities:
Distributions on convertible preference units/interests	—	445	7,385

Numerator for net income per OP Unit – diluted	$351,024	$400,740	$486,656

Denominator:
Denominator for net income per OP Unit – basic	294,637	291,362	283,921

Effect of dilutive securities:
Convertible preference units/interests	—	339	4,763
Dilution for OP Units issuable upon assumed exercise/vesting of the Company’s share options/restricted shares	3,332	3,851	2,582

Denominator for net income per OP Unit – diluted	297,969	295,552	291,266

Net income per OP Unit – basic	$1.19	$1.37	$1.69

Net income per OP Unit – diluted	$1.18	$1.36	$1.67

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands except per OP Unit amounts)

Net income per OP Unit – basic:
Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit – basic	$0.77	$0.99	$0.89
Net gain on sales of unconsolidated entities	0.02	—	—
Net gain on sales of discontinued operations	0.35	0.51	0.70
Discontinued operations, net	0.05	(0.13)	0.12
Extraordinary items	—	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—

Net income per OP Unit – basic	$1.19	$1.37	$1.69

Net income per OP Unit – diluted:
Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per OP Unit – diluted	$0.76	$0.98	$0.89
Net gain on sales of unconsolidated entities	0.02	—	—
Net gain on sales of discontinued operations	0.35	0.50	0.68
Discontinued operations, net	0.05	(0.12)	0.12
Extraordinary items	—	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—

Net income per OP Unit – diluted	$1.18	$1.36	$1.67

Convertible preference units/interests that could be converted into 15,335,977, 15,122,162 and 13,138,716 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2002, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

On October 11, 2001, the Operating Partnership effected a two-for-one split of its OP Units to  unitholders of record as of September 21, 2001.  All per OP Unit data and numbers of OP Units have been retroactively adjusted to reflect the OP Unit split.

Pursuant to EQR’s share option plan, EQR has offered the opportunity to acquire Common Shares through the grant of share options (“Options”) to officers, directors, key employees, and consultants of EQR for 12.8 million, 12.2 million and 12.7 million Common Shares at a weighted average exercise price of $23.63, $22.59 and $21.11 per Common Share as of December 31, 2002, 2001 and 2000, respectively.  As of December 31, 2002, 2001 and 2000, 8.3 million, 7.3 million and 7.9 million Common Shares were exercisable, respectively.  Any Common Shares issued pursuant to EQR’s share option plan will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.  Accordingly, the dilutive effect of EQR’s Options has been included in the number of OP Units - diluted.

Pursuant to EQR’s share award plan, EQR has also offered the opportunity to acquire Common Shares through the grant of restricted shares to officers, directors, key employees and consultants of EQR and the grant of performance based restricted shares to certain executive officers of EQR.  During the years ended December 31, 2002, 2001 and 2000, EQR awarded, net of cancellations,

0.9 million shares (at a weighted average grant price of $27.22), 0.7 million shares (at a weighted average grant price of $25.98) and 0.5 million shares (at a weighted average grant price of $21.40), respectively.  For the three years ended December 31, 2002, 2001 and 2000, the Company recorded as compensation expense $15.2 million, $8.0 million and $6.7 million, respectively, as general and administrative expenses and $9.6 million, $8.9 million and $7.4 million, respectively, as property management expenses related to all restricted and performance-based share plans.  Any Common Shares issued pursuant to EQR’s share award plan will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.  Accordingly, the dilutive effect of EQR’s restricted shares has been included in the number of OP Units - diluted.

16.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144) and for all assets classified as real estate held for disposition as of December 31, 2002.  In addition, net gain on sales of properties in 2001 and 2000 have been classified as discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the years ended December 31, 2002, 2001 and 2000, including the following:

•                  the sale of the furniture rental business on January 11, 2002; and

•                  the Wholly Owned Properties sold during 2002 (see Note 6).

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

REVENUES
Rental income	$46,571	$73,324	$70,516
Interest and other income	21	71	68
Furniture income	1,361	57,499	32,316
Total revenues	47,953	130,894	102,900

EXPENSES
Property and maintenance	14,076	19,935	19,080
Real estate taxes and insurance	4,695	7,343	6,753
Depreciation	10,615	17,667	16,408
Interest expense incurred, net	981	2,347	2,771
Amortization of deferred financing costs	6	23	41
Amortization of goodwill	—	1,423	680
Impairment on furniture rental business	—	60,000	—
Furniture expenses	1,303	58,852	22,108
Total expenses	31,676	167,590	67,841

Discontinued operations, net	$16,277	$(36,696)	$35,059

The Company disposed of its furniture rental business for $30.0 million and received net proceeds of $28.7 million.  After giving effect to a previously recorded impairment loss, no gain/loss on sale was recognized as the net book value at the sale date approximated the sales price.

For the year ended December 31, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business.  These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001.  The Company reviewed the current net book value taking into consideration existing business and economic conditions as well as projected cash flows.  The impairment loss includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

17.                               Employee Plans

The Company established an Employee Share Purchase Plan (the “ESPP”) to provide employees and EQR trustees the ability to annually acquire up to $100,000 of Common Shares of EQR.  The aggregate number of Common Shares available under the ESPP shall not exceed 2,000,000, subject to adjustment by EQR’s Board of Trustees.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  During 2002, EQR issued 324,238 Common Shares at net prices that ranged from $21.65 per share to $24.43 per share and received proceeds of approximately $7.4 million.  During 2001, EQR issued 310,261 Common Shares at net prices that ranged from $21.76 per share to $23.69 per share and received proceeds of approximately $6.9 million.  During 2000, EQR issued 299,580 Common Shares at net prices that ranged from $17.06 per share to $20.51 per share and received proceeds of approximately $5.4 million.  The net proceeds were contributed to the Operating Partnership in exchange for OP Units.

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Operating Partnership, on behalf of the Company, contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan.  Participants are vested in the Company’s contributions over five years.  The Operating Partnership, on behalf of the Company, made contributions in the amount of $3.1 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively, and expects to make contributions in the amount of approximately $3.9 million for the year ended December 31, 2002.

The Operating Partnership, on behalf of the Company, may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan.  The Operating Partnership, on behalf of the Company, made contributions in the amount of $2.6 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively, and will not make a contribution for the year ended December 31, 2002.

The Company established a supplemental executive retirement savings plan (the “SERP”) to provide certain officers and EQR trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement and for the education of their children.  The SERP is restricted to investments in EQR Common Shares, certain marketable securities that have been specifically approved, and cash equivalents. The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Operating Partnership and carried on the Operating Partnership’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to General Partner’s capital.

18.                               Distribution Reinvestment and Share Purchase Plan

The Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”) of EQR provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the “Dividend Reinvestment – DRIP Plan”).  Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of EQR, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the “Share Purchase – DRIP Plan”).  Common Shares purchased under the DRIP Plan may, at the option of EQR, be directly issued by EQR or purchased by EQR’s transfer agent in the open market using participants’ funds.  The net proceeds from any Common Share issuances are contributed to the Operating Partnership in exchange for OP Units.

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

Certain officers of the Company purchased Common Shares in prior years which were financed with loans made by the Operating Partnership at various rates ranging from 6.15% to 7.93% per annum and at one month LIBOR plus 2.0% per annum.  Scheduled maturities were at various dates through 2005. These employee notes were repaid in full during 2002.  The amount outstanding at December 31, 2001 was $4.0 million.

In connection with certain mergers, the Company agreed to make consulting payments to certain individuals who had been employees of the companies acquired and who became trustees of the Company subsequent to the applicable merger dates.  During the years ended December 31, 2002, 2001 and 2000, the Operating Partnership made payments pursuant to these agreements of $166,667, $400,000 and $400,000, respectively.  There are no remaining future payments to be made under these agreements as of December 31, 2002.

The Operating Partnership occupies office space at various office buildings that are owned and/or managed by Equity Office Properties Trust, a company of which EQR’s Chairman of the Board of Trustees is also Chairman of the Board.  Amounts incurred for such office space for the years ended December 31, 2002, 2001 and 2000, respectively, were $1,763,946, $1,935,013 and $1,686,030.

The Operating Partnership paid legal fees to a law firm of which one of EQR’s former trustees (individual was a trustee through May 15, 2002) is a partner in the amounts of $0.3 million, $1.7 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, the Operating Partnership provided asset and property management services to certain related entities for properties not owned by the Operating Partnership.  Fees received for providing such services were approximately $0.7 million, $0.8 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

20.                               Commitments and Contingencies

The Operating Partnership, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Operating Partnership with existing laws has not had a material adverse effect on the Operating Partnership’s financial condition and results of operations.  However, the Operating Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Operating Partnership does not believe there is any litigation threatened against the Operating Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Operating Partnership.

As of December 31, 2002, the Operating Partnership has 18 projects in various stages of development with estimated completion dates ranging through June 30, 2004.  The Operating Partnership funded a net total of $62.8 million during the year ended December 31, 2002 for the development of multifamily properties pursuant to its agreements with developers.  The Operating Partnership expects to fund approximately $3.8 million in connection with these properties beyond 2002.  The three development agreements currently in place have the following key terms:

•                  the first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  The Operating Partnership has an obligation to fund up to an additional $13.0 million to guarantee third party construction financing, if required.

•                  the second development partner has the right, at any time following completion of a project, to require the Operating Partnership to purchase the partners’ interest in that project at a mutually agreeable price.  If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Operating Partnership at the agreed-upon price.

•                  the third development partner has the exclusive right for six months following stabilization (generally defined as having achieved 90% occupancy for three consecutive months following the substantial completion of a project) to market a project for sale.  Thereafter, either the Operating Partnership or its development partner may market a project for sale.  If the Operating Partnership’s development partner proposes the sale, the Operating Partnership may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Operating Partnership may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

In connection with one of its mergers, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of December 31, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

During the years ended December 31, 2002, 2001 and 2000, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $4,709,363, $4,929,018 and $4,074,672 respectively.

The minimum basic aggregate rental commitment under the Operating Partnership’s operating leases in years following December 31, 2002 is as follows:

Year	Amount
2003	$5,362,814
2004	4,727,298
2005	3,495,552
2006	2,416,862
2007	1,893,301
Thereafter	6,651,059
Total	$24,546,886

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with two of its executive officers and its former chief executive officer and current Vice Chairman of the Board of Trustees.  During the years ended December 31,

2002, 2001 and 2000, the Operating Partnership recognized compensation expense of $5.1 million, $3.7 million and $0.9 million, respectively, related to these agreements.  The projected commitment under these agreements based on estimated retirement dates are:

Year	Amount
2003	$820,000
2004	1,353,000
2005	1,386,825
2006	1,421,496
2007	2,225,783
Thereafter	28,166,957
Total	$35,374,061

21.                               Asset Impairment

For the years ended December 31, 2002, 2001 and 2000, the Operating Partnership recorded approximately $1.2 million, $11.8 million and $1.0 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to ECH.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of ECH to $30.0 million, given the continued weakness in the economy and management’s expectations for near-term performance, and were determined based upon a discounted cash flow analysis of the business.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

22.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes ECH.  Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Operating Partnership’s rental real estate segment comprises approximately 98.8%, 98.1% and 97.8% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  The Operating Partnership’s rental real estate segment comprises approximately 99.7% and 99.4% of total assets at December 31, 2002 and 2001, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $1.2 billion for each of the three years ended December 31, 2002, 2001 and 2000.

During the acquisition, development and/or disposition of real estate, the Operating Partnership considers its NOI return on total investment as the primary measure of financial performance.

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the three years ended December 31, 2002, 2001 or 2000.

23.                               Subsequent Events/Other

During the year ended December 31, 2002, the Operating Partnership entered into an agreement with the U.S. Army with an initial cash investment of $10.0 million and assumed management of 3,652 multifamily units at Fort Lewis, Washington.

Subsequent to December 31, 2002 and through February 3, 2003, the Operating Partnership:

•                  acquired one property consisting of 226 units for approximately $41.0 million;

•                  disposed of five properties consisting of 1,011 units for approximately $57.4 million;

•                  refinanced the mortgage debt on eleven Partially Owned Properties and received additional cash proceeds of approximately $2.4 million; and

•                  repaid $44.9 million of mortgage debt at/or prior to maturity.

24.          Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  All per OP Unit and weighted average OP Unit outstanding amounts have been restated as a result of the Operating Partnership’s two-for-one split of its OP Units.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No 144.  Amounts are in thousands, except for per OP Unit amounts.

2002	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$498,838	$502,732	$499,575	$492,908

Net gain on sales of discontinued operations	$2,816	$25,630	$32,763	$43,087

Discontinued operations, net	$6,853	$5,049	$2,823	$1,552

Income before extraordinary items and cumulative effect of change in accounting principle	$107,416	$121,011	$93,944	$126,596

Net income	$107,319	$120,640	$93,944	$126,272

Net income available to OP Unit holders	$82,794	$96,384	$69,756	$102,090

Net income per OP Unit – basic	$0.28	$0.33	$0.24	$0.35

Net income per OP Unit – diluted	$0.28	$0.32	$0.23	$0.35

Weighted average OP Units outstanding – basic	294,106	295,799	296,519	292,125

2001	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$504,720	$510,659	$518,627	$505,743

Net gain on sales of discontinued operations	$41,778	$4,448	$53,567	$49,113

Discontinued operations, net	$6,472	$5,855	$(53,781)	$4,758

Income before extraordinary items and cumulative effect of change in accounting principle	$146,035	$109,814	$100,171	$151,220

Net income	$145,076	$109,609	$100,043	$151,686

Net income available to OP Unit holders	$116,550	$80,716	$75,703	$127,326

Net income per OP Unit – basic	$0.40	$0.28	$0.26	$0.43

Net income per OP Unit – diluted	$0.40	$0.27	$0.26	$0.43

Weighted average OP Units outstanding – basic	289,659	290,509	292,213	293,020

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
2300 Elliott	Seattle, WA	$—		$796,800.00	$7,173,725.29
2900 on First	Seattle, WA (G)	—		1,177,700.00	10,600,359.93
740 River Drive	St. Paul, MN	6,086,347.60		1,626,700.00	11,234,942.51
929 House	Cambridge, MA (G)	4,782,524.96		3,252,993.36	21,745,594.74
Abington Glen	Abington, MA	—		553,105.38	3,697,396.23
Acacia Creek	Scottsdale, AZ		(Q)	6,121,856.00	35,380,171.95
Acadia Court	Bloomington, IN	1,998,470.48		257,483.69	2,268,652.90
Acadia Court II	Bloomington, IN	—		253,635.67	2,234,631.66
Adams Farm	Greensboro, NC	—		2,350,000.00	30,073,196.71
Adelaide Park	Norcross, GA	—		2,546,500.00	11,009,665.73
Alborada	Fremont, CA	—		24,310,000.00	59,214,128.76
Altamonte	San Antonio, TX		(M)	1,665,070.00	14,986,473.86
Ambergate (FL)	W. Palm Beach, FL	—		730,000.00	1,687,743.10
Amberidge	Roseville, MI	—		130,844.19	1,152,879.92
Amberton	Manassas, VA	10,705,000.00		900,600.00	9,072,491.96
Amberwood (OH)	Massillon, OH	859,244.95		126,226.92	1,112,288.75
Amberwood I (FL)	Lake City, FL	—		101,744.04	896,376.92
Amesbury I	Reynoldsbury, OH	1,194,940.00		143,039.49	1,260,232.82
Amesbury II	Reynoldsbury, OH	—		180,588.07	1,591,228.65
Amhurst (Tol)	Toledo, OH	—		161,853.71	1,426,107.57
Amhurst I (OH)	Dayton, OH	—		152,573.92	1,344,352.53
Amhurst II (OH)	Dayton, OH	—		159,416.42	1,404,632.41
Andover Court	Mt. Vernon, OH	—		123,874.81	1,091,272.11
Annhurst (IN)	Indianapolis, IN	1,223,953.17		189,235.25	1,667,468.73
Annhurst (MD) (REIT)	Belcamp, MD	1,272,107.07		232,575.00	2,093,165.14
Annhurst (PA)	Clairton, PA	—		307,952.45	2,713,396.72
Annhurst II (OH)	Gahanna, OH	—		116,738.63	1,028,594.58
Annhurst III (OH)	Gahanna, OH	—		134,788.03	1,187,629.47
Apple Ridge I	Circleville, OH	1,008,377.00		139,299.72	1,227,582.35
Apple Ridge III	Circleville, OH	—		72,585.34	639,355.94
Applegate (Col)	Columbus, IN	—		171,829.10	1,514,001.64
Applegate I (IN)	Muncie, IN	890,746.58		138,505.63	1,220,385.53
Applegate II (IN)	Muncie, IN	1,202,296.00		180,016.68	1,586,143.14
Applewood I	Deland, FL	2,094,714.04		235,230.48	2,072,993.86
Aragon Woods	Indianapolis, IN	1,045,311.20		157,790.97	1,390,010.45
Arbor Glen	Ypsilanti, MI	6,728,128.28		1,096,064.41	9,887,635.23
Arbor Terrace	Sunnyvale, CA		(R)	9,057,300.00	18,483,641.96
Arboretum (GA)	Atlanta, GA	—		4,682,300.00	15,913,018.18
Arboretum (MA)	Canton, MA		(M)	4,685,900.00	10,992,750.95
Arbors at Century Center	Memphis, TN	—		2,521,700.00	15,236,996.38
Arbors of Brentwood	Nashville, TN		(K)	404,670.00	13,536,366.74
Arbors of Hickory Hollow	Antioch, TN		(K)	202,985.00	6,937,208.87
Arbors of Las Colinas	Irving, TX	—		1,663,900.00	14,977,079.82
Ashford Hill	Reynoldsbury, OH	1,355,118.97		184,985.30	1,630,021.10
Ashgrove (IN)	Indianapolis, IN	—		172,923.97	1,523,548.66
Ashgrove (KY)	Louisville, KY	—		171,815.79	1,514,034.38
Ashgrove (OH)	Franklin, OH	1,213,725.61		157,534.56	1,387,687.13
Ashgrove I (MI)	Sterling Hts, MI	3,136,409.61		403,579.77	3,555,987.60
Ashgrove II (MI)	Sterling Hts, MI	2,211,948.03		311,912.27	2,748,287.00
Ashton, The	Corona Hills, CA	—		2,594,264.00	33,042,397.56
Aspen Crossing	Silver Spring, MD	—		2,880,000.00	8,551,377.19
Astorwood (REIT)	Stuart, FL	1,583,878.86		233,150.00	2,098,338.21
Audubon Village	Tampa, FL	—		3,576,000.00	26,121,908.57
Autumn Cove	Lithonia, GA	—		187,220.29	1,649,514.80
Autumn Creek	Cordova, TN	—		1,681,900.00	9,345,281.88
Auvers Village	Orlando, FL	—		3,840,000.00	29,322,242.96
Avon Place	Avon,CT		(P)	1,788,943.42	12,323,920.09
Balcones Club	Austin, TX	—		2,185,500.00	10,119,231.65
Barrington	Clarkston, GA	980,947.84		144,459.10	1,272,842.11
Bay Ridge	San Pedro, CA	—		2,401,300.00	2,176,963.16
Bayside	Sebring, FL	—		73,462.83	647,287.62
Bayside at the Islands	Gilbert, AZ	—		3,306,484.00	15,573,006.00
Beach Club	Fort Myers, FL	—		2,080,000.00	14,800,928.05
Bear Canyon	Tucson, AZ	—		1,660,608.00	11,228,523.59
Beckford Place (IN)	New Castle, IN	689,417.41		99,045.91	872,702.38
Beckford Place (Pla)	The Plains, OH	—		161,160.76	1,420,001.96
Beckford Place I (OH)	N Canton, OH	—		168,425.60	1,484,248.06
Beckford Place II (OH)	N Canton, OH	—		172,134.32	1,516,690.93
Bel Aire I	Miami, FL	—		188,342.67	1,658,995.16
Bel Aire II	Miami, FL	—		136,416.15	1,201,075.48
Bell Road I & II	Nashville, TN	—		3,100,000.00	1,120,214.13
Bellevue Meadows	Bellevue, WA	—		4,507,100.00	12,574,814.34
Belmont Crossing	Riverdale, GA	—		1,580,000.00	18,449,044.76
Belmont Landing	Riverdale, GA	—		2,120,000.00	21,651,256.11
Beneva Place	Sarasota, FL	8,700,000.00		1,344,000.00	9,665,446.61
Bermuda Cove	Jacksonville, FL	—		1,503,000.00	19,561,895.89
Berry Pines	Milton, FL	—		154,085.80	1,299,938.75
Bishop Park	Winter Park, FL	—		2,592,000.00	17,990,435.90
Blue Swan	San Antonio, TX	—		1,425,500.00	7,591,291.62
Blueberry Hill I	Leesburg, FL	—		140,369.75	1,236,710.45
Boulder Creek	Wilsonville, OR		(S)	3,554,400.00	11,481,773.38
Bourbon Square	Palatine, IL	25,334,401.70		3,899,744.12	35,113,275.78
Bradford Apartments	Newington, CT		(P)	401,090.83	2,681,210.11
Bramblewood	San Jose, CA	—		5,190,700.00	9,659,184.34

Desciption	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures
2300 Elliott	$—	$4,250,487.67	$796,800.00	$11,424,212.96
2900 on First	—	2,613,785.47	1,177,700.00	13,214,145.40
740 River Drive	—	2,076,829.64	1,626,700.00	13,311,772.15
929 House	—	802,719.01	3,252,993.36	22,548,313.75
Abington Glen	—	153,221.08	553,105.38	3,850,617.31
Acacia Creek	—	1,338,852.05	6,121,856.00	36,719,024.00
Acadia Court	—	335,302.16	257,483.69	2,603,955.06
Acadia Court II	—	198,754.43	253,635.67	2,433,386.09
Adams Farm	—	825,958.25	2,350,000.00	30,899,154.96
Adelaide Park	—	1,071,825.44	2,546,500.00	12,081,491.17
Alborada	—	386,802.08	24,310,000.00	59,600,930.84
Altamonte	—	1,693,189.16	1,665,070.00	16,679,663.02
Ambergate (FL)	—	129,334.69	730,000.00	1,817,077.79
Amberidge	—	116,827.32	130,844.19	1,269,707.24
Amberton	—	936,439.67	900,600.00	10,008,931.63
Amberwood (OH)	—	163,667.78	126,226.92	1,275,956.53
Amberwood I (FL)	—	44,297.95	101,744.04	940,674.87
Amesbury I	—	183,660.58	143,039.49	1,443,893.40
Amesbury II	—	146,873.46	180,588.07	1,738,102.11
Amhurst (Tol)	—	61,379.53	161,853.71	1,487,487.10
Amhurst I (OH)	—	207,107.06	152,573.92	1,551,459.59
Amhurst II (OH)	—	129,643.14	159,416.42	1,534,275.55
Andover Court	—	176,925.52	123,874.81	1,268,197.63
Annhurst (IN)	—	173,749.91	189,235.25	1,841,218.64
Annhurst (MD) (REIT)	—	57,534.23	232,575.00	2,150,699.37
Annhurst (PA)	—	243,347.15	307,952.45	2,956,743.87
Annhurst II (OH)	—	177,105.63	116,738.63	1,205,700.21
Annhurst III (OH)	—	120,624.45	134,788.03	1,308,253.92
Apple Ridge I	—	88,331.83	139,299.72	1,315,914.18
Apple Ridge III	—	42,922.53	72,585.34	682,278.47
Applegate (Col)	—	84,541.06	171,829.10	1,598,542.70
Applegate I (IN)	—	147,750.12	138,505.63	1,368,135.65
Applegate II (IN)	—	108,887.98	180,016.68	1,695,031.12
Applewood I	—	344,077.49	235,230.48	2,417,071.35
Aragon Woods	—	78,880.93	157,790.97	1,468,891.38
Arbor Glen	—	1,014,089.98	1,096,064.41	10,901,725.21
Arbor Terrace	—	581,361.73	9,057,300.00	19,065,003.69
Arboretum (GA)	—	1,069,438.67	4,682,300.00	16,982,456.85
Arboretum (MA)	—	471,639.42	4,685,900.00	11,464,390.37
Arbors at Century Center	—	1,029,202.11	2,521,700.00	16,266,198.49
Arbors of Brentwood	—	2,008,645.13	404,670.00	15,545,011.87
Arbors of Hickory Hollow	—	2,482,906.83	202,985.00	9,420,115.70
Arbors of Las Colinas	—	2,157,307.09	1,663,900.00	17,134,386.91
Ashford Hill	—	244,740.57	184,985.30	1,874,761.67
Ashgrove (IN)	—	74,875.12	172,923.97	1,598,423.78
Ashgrove (KY)	—	144,030.23	171,815.79	1,658,064.61
Ashgrove (OH)	—	175,625.40	157,534.56	1,563,312.53
Ashgrove I (MI)	—	202,314.31	403,579.77	3,758,301.91
Ashgrove II (MI)	—	109,006.65	311,912.27	2,857,293.65
Ashton, The	—	1,418,152.00	2,594,264.00	34,460,549.56
Aspen Crossing	—	632,503.62	2,880,000.00	9,183,880.81
Astorwood (REIT)	—	235,673.84	233,150.00	2,334,012.05
Audubon Village	—	750,320.60	3,576,000.00	26,872,229.17
Autumn Cove	—	79,520.37	187,220.29	1,729,035.17
Autumn Creek	—	601,243.79	1,681,900.00	9,946,525.67
Auvers Village	—	1,371,526.52	3,840,000.00	30,693,769.48
Avon Place	—	123,271.38	1,788,943.42	12,447,191.47
Balcones Club	—	1,209,702.60	2,185,500.00	11,328,934.25
Barrington	—	110,240.83	144,459.10	1,383,082.94
Bay Ridge	—	256,863.18	2,401,300.00	2,433,826.34
Bayside	—	149,457.54	73,462.83	796,745.16
Bayside at the Islands	—	909,776.61	3,306,484.00	16,482,782.61
Beach Club	—	1,028,838.68	2,080,000.00	15,829,766.73
Bear Canyon	—	302,495.32	1,660,608.00	11,531,018.91
Beckford Place (IN)	—	98,247.34	99,045.91	970,949.72
Beckford Place (Pla)	—	90,659.41	161,160.76	1,510,661.37
Beckford Place I (OH)	—	143,441.68	168,425.60	1,627,689.74
Beckford Place II (OH)	—	64,764.99	172,134.32	1,581,455.92
Bel Aire I	—	192,869.86	188,342.67	1,851,865.02
Bel Aire II	—	155,596.17	136,416.15	1,356,671.65
Bell Road I & II	—	—	3,100,000.00	1,120,214.13
Bellevue Meadows	—	434,767.25	4,507,100.00	13,009,581.59
Belmont Crossing	—	545,924.64	1,580,000.00	18,994,969.40
Belmont Landing	—	594,724.62	2,120,000.00	22,245,980.73
Beneva Place	—	327,464.55	1,344,000.00	9,992,911.16
Bermuda Cove	—	762,247.76	1,503,000.00	20,324,143.65
Berry Pines	—	275,620.86	154,085.80	1,575,559.61
Bishop Park	—	1,638,320.09	2,592,000.00	19,628,755.99
Blue Swan	—	772,844.37	1,425,500.00	8,364,135.99
Blueberry Hill I	—	95,471.32	140,369.75	1,332,181.77
Boulder Creek	—	991,702.22	3,554,400.00	12,473,475.60
Bourbon Square	—	6,579,238.65	3,899,744.12	41,692,514.43
Bradford Apartments	—	73,778.55	401,090.83	2,754,988.66
Bramblewood	—	304,966.87	5,190,700.00	9,964,151.21

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
2300 Elliott	$12,221,012.96	$(3,199,765.22)	1992	30 Years
2900 on First	14,391,845.40	(3,471,548.06)	1989-91	30 Years
740 River Drive	14,938,472.15	(2,873,694.40)	1962	30 Years
929 House	25,801,307.11	(1,721,820.85)	1975	30 Years
Abington Glen	4,403,722.69	(327,502.79)	1968	30 Years
Acacia Creek	42,840,880.00	(7,155,514.61)	1988-1994	30 Years
Acadia Court	2,861,438.75	(358,772.94)	1985	30 Years
Acadia Court II	2,687,021.76	(319,030.26)	1986	30 Years
Adams Farm	33,249,154.96	(4,864,753.24)	1987	30 Years
Adelaide Park	14,627,991.17	(2,221,685.67)	1972/1976	30 Years
Alborada	83,910,930.84	(5,684,192.88)	1999	30 Years
Altamonte	18,344,733.02	(5,414,752.68)	1985	30 Years
Ambergate (FL)	2,547,077.79	(177,298.63)	1987	30 Years
Amberidge	1,400,551.43	(158,488.59)	1985	30 Years
Amberton	10,909,531.63	(2,939,722.97)	1986	30 Years
Amberwood (OH)	1,402,183.45	(171,479.13)	1987	30 Years
Amberwood I (FL)	1,042,418.91	(122,560.90)	1981	30 Years
Amesbury I	1,586,932.89	(188,426.32)	1986	30 Years
Amesbury II	1,918,690.18	(223,079.02)	1987	30 Years
Amhurst (Tol)	1,649,340.81	(184,370.40)	1983	30 Years
Amhurst I (OH)	1,704,033.51	(224,696.30)	1979	30 Years
Amhurst II (OH)	1,693,691.97	(202,019.27)	1981	30 Years
Andover Court	1,392,072.44	(174,983.57)	1982	30 Years
Annhurst (IN)	2,030,453.89	(261,283.77)	1985	30 Years
Annhurst (MD) (REIT)	2,383,274.37	(157,668.40)	1984	30 Years
Annhurst (PA)	3,264,696.32	(380,991.41)	1984	30 Years
Annhurst II (OH)	1,322,438.84	(169,484.96)	1986	30 Years
Annhurst III (OH)	1,443,041.95	(163,402.70)	1988	30 Years
Apple Ridge I	1,455,213.90	(172,950.52)	1987	30 Years
Apple Ridge III	754,863.81	(85,210.56)	1982	30 Years
Applegate (Col)	1,770,371.80	(205,551.29)	1982	30 Years
Applegate I (IN)	1,506,641.28	(179,500.68)	1984	30 Years
Applegate II (IN)	1,875,047.80	(222,384.04)	1987	30 Years
Applewood I	2,652,301.83	(389,896.19)	1982	30 Years
Aragon Woods	1,626,682.35	(194,594.61)	1986	30 Years
Arbor Glen	11,997,789.62	(2,205,769.84)	1990	30 Years
Arbor Terrace	28,122,303.69	(3,092,973.51)	1979	30 Years
Arboretum (GA)	21,664,756.85	(3,467,640.20)	1970	30 Years
Arboretum (MA)	16,150,290.37	(1,962,091.43)	1989	30 Years
Arbors at Century Center	18,787,898.49	(2,936,369.05)	1988/1990	30 Years
Arbors of Brentwood	15,949,681.87	(5,379,764.98)	1986	30 Years
Arbors of Hickory Hollow	9,623,100.70	(3,942,993.17)	1986	30 Years
Arbors of Las Colinas	18,798,286.91	(6,048,698.78)	1984/85	30 Years
Ashford Hill	2,059,746.97	(254,218.27)	1986	30 Years
Ashgrove (IN)	1,771,347.75	(200,537.94)	1983	30 Years
Ashgrove (KY)	1,829,880.40	(203,183.59)	1984	30 Years
Ashgrove (OH)	1,720,847.09	(202,061.81)	1983	30 Years
Ashgrove I (MI)	4,161,881.68	(470,052.98)	1985	30 Years
Ashgrove II (MI)	3,169,205.92	(346,912.07)	1987	30 Years
Ashton, The	37,054,813.56	(6,494,487.39)	1986	30 Years
Aspen Crossing	12,063,880.81	(1,471,940.01)	1979	30 Years
Astorwood (REIT)	2,567,162.05	(167,248.89)	1983	30 Years
Audubon Village	30,448,229.17	(4,338,974.79)	1990	30 Years
Autumn Cove	1,916,255.46	(210,969.49)	1985	30 Years
Autumn Creek	11,628,425.67	(2,056,589.27)	1991	30 Years
Auvers Village	34,533,769.48	(4,832,635.72)	1991	30 Years
Avon Place	14,236,134.89	(963,897.75)	1973	30 Years
Balcones Club	13,514,434.25	(2,402,690.33)	1984	30 Years
Barrington	1,527,542.04	(179,325.23)	1984	30 Years
Bay Ridge	4,835,126.34	(536,036.90)	1987	30 Years
Bayside	870,207.99	(132,119.27)	1982	30 Years
Bayside at the Islands	19,789,266.61	(3,211,217.52)	1989	30 Years
Beach Club	17,909,766.73	(2,660,542.34)	1990	30 Years
Bear Canyon	13,191,626.91	(2,198,022.36)	1996	30 Years
Beckford Place (IN)	1,069,995.63	(123,373.22)	1984	30 Years
Beckford Place (Pla)	1,671,822.13	(189,910.88)	1982	30 Years
Beckford Place I (OH)	1,796,115.34	(205,823.60)	1983	30 Years
Beckford Place II (OH)	1,753,590.24	(194,254.48)	1985	30 Years
Bel Aire I	2,040,207.69	(225,502.86)	1985	30 Years
Bel Aire II	1,493,087.80	(162,878.98)	1986	30 Years
Bell Road I & II	4,220,214.13	—	(F)	30 Years
Bellevue Meadows	17,516,681.59	(2,155,631.12)	1983	30 Years
Belmont Crossing	20,574,969.40	(2,971,754.33)	1988	30 Years
Belmont Landing	24,365,980.73	(3,530,319.43)	1988	30 Years
Beneva Place	11,336,911.16	(1,621,632.19)	1986	30 Years
Bermuda Cove	21,827,143.65	(3,217,912.43)	1989	30 Years
Berry Pines	1,729,645.41	(229,261.27)	1985	30 Years
Bishop Park	22,220,755.99	(3,318,641.00)	1991	30 Years
Blue Swan	9,789,635.99	(1,883,558.34)	1985-1994	30 Years
Blueberry Hill I	1,472,551.52	(181,436.46)	1986	30 Years
Boulder Creek	16,027,875.60	(2,855,862.79)	1991	30 Years
Bourbon Square	45,592,258.55	(14,927,809.44)	1984-87	30 Years
Bradford Apartments	3,156,079.49	(228,623.70)	1964	30 Years
Bramblewood	15,154,851.21	(1,652,930.11)	1986	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Branchwood	Winter Park, FL	—		324,068.53	2,855,396.92
Brandon Court	Bloomington, IN	—		170,635.75	1,503,486.89
Brandywine E.	Winter Haven, FL	568,389.28		88,126.47	776,490.28
Breckinridge	Lexington, KY	—		1,648,300.00	14,845,714.75
Brentwood	Vancouver, WA	—		1,357,221.39	12,202,521.39
Breton Mill	Houston, TX	—		212,820.00	8,547,262.73
Briar Knoll Apts	Vernon, CT	5,904,791.83		928,971.99	6,209,987.58
Briarwood (CA)	Sunnyvale, CA	13,644,104.84		9,991,500.00	22,247,278.39
Bridford Lakes	Greensboro, NC	—		2,265,314.00	27,073,465.75
Bridge Creek	Wilsonville, OR	—		1,299,890.00	11,690,113.58
Bridgeport	Raleigh, NC	—		1,296,700.00	11,666,278.32
Bridgewater at Wells Crossing	Orange Park, FL	—		2,160,000.00	13,347,548.89
Brierwood	Jacksonville, FL	—		551,900.00	4,965,855.71
Brittany Square	Tulsa, OK	—		625,000.00	4,050,961.00
Broadview Oaks (REIT)	Pensacola, FL	1,842,765.38		201,000.00	1,809,184.92
Broadway	Garland, TX	5,892,280.94		1,443,700.00	7,790,989.43
Brookdale Village	Naperville, IL	10,991,722.03		3,276,000.00	16,293,470.97
Brookfield	Salt Lake City, UT	—		1,153,000.00	5,682,452.92
Brookridge	Centreville, VA	—		2,521,500.00	16,003,838.95
Brookside (CO)	Boulder, CO	—		3,600,400.00	10,211,158.98
Brookside (MD)	Frederick, MD	7,812,687.14		2,736,000.00	8,173,436.48
Brookside II (MD)	Frederick, MD	—		2,450,800.00	6,913,202.43
Brookside Place	Stockton, CA	4,658,000.00		625,000.00	4,656,690.78
Brooksyde Apts	West Hartford, CT		(P)	594,711.19	3,975,522.58
Burgundy Studios	Middletown, CT		(P)	395,238.20	2,642,086.50
Burwick Farms	Howell, MI		(Q)	1,104,600.00	9,932,206.94
Calais	Arlington, TX	—		1,118,900.00	10,070,076.01
Cambridge at Hickory Hollow	Antioch, TN		(J)	3,240,800.00	17,900,032.88
Cambridge Commons I	Indianapolis, IN	—		179,139.19	1,578,077.45
Cambridge Commons II	Indianapolis, IN	844,998.64		141,845.25	1,249,511.25
Cambridge Commons III	Indianapolis, IN	—		98,124.94	864,737.63
Cambridge Estates	Norwich,CT	—		590,184.84	3,945,264.85
Cambridge Village	Lewisville, TX	—		801,300.00	8,762,606.48
Camellero	Scottsdale, AZ	—		1,924,900.00	17,324,592.87
Camellia Court I (Col)	Columbus, OH	—		133,058.78	1,172,392.84
Camellia Court I (Day)	Dayton, OH	1,055,461.46		131,858.32	1,162,065.53
Camellia Court II (Col)	Columbus, OH	910,416.72		118,420.87	1,043,416.87
Camellia Court II (Day)	Dayton, OH	—		131,570.85	1,159,282.59
Candlelight I	Brooksville, FL	582,447.48		105,000.27	925,166.77
Candlelight II	Brooksville, FL	575,370.55		95,061.25	837,593.20
Canterbury	Germantown, MD	31,680,000.00		2,781,300.00	28,442,497.98
Canterbury Crossings	Lake Mary, FL	—		273,670.75	2,411,537.51
Canterchase	Nashville, TN	—		863,600.00	7,762,804.13
Canyon Creek (CA)	San Ramon, CA	28,000,000.00		5,425,000.00	16,989,210.10
Canyon Crest	Santa Clarita, CA	—		2,370,000.00	10,141,878.44
Canyon Ridge	San Diego, CA	—		4,869,448.00	11,955,063.50
Capital Ridge (REIT)	Tallahassee, FL	—		177,900.00	1,601,157.16
Cardinal, The	Greensboro, NC	—		1,281,200.00	11,850,556.68
Carleton Court (WV)	Cross Lanes, WV	1,259,937.52		196,222.37	1,728,932.91
Carmel Terrace	San Diego, CA	—		2,288,300.00	20,596,280.88
Carolina Crossing	Greenville, SC	—		550,200.00	4,949,618.55
Carriage Hill	Dublin, GA	—		131,910.67	1,162,576.76
Carriage Homes at Wyndham	Glen Allen, VA	—		1,736,000.00	27,476,005.88
Casa Capricorn	San Diego, CA	—		1,262,700.00	11,365,093.09
Casa Ruiz	San Diego, CA	—		3,922,400.00	9,389,153.21
Cascade at Landmark	Alexandria, VA	—		3,603,400.00	19,657,553.75
Catalina Shores	Las Vegas, NV	—		1,227,000.00	11,042,866.93
Cedar Crest	Overland Park, KS		(R)	2,160,700.00	19,424,617.27
Cedar Glen	Reading, MA	4,432,007.84		1,248,505.45	8,346,003.34
Cedar Hill	Knoxville, TN	1,413,125.00		204,792.35	1,804,443.80
Cedargate (GA)	Lawrenceville, GA	—		205,043.45	1,806,656.21
Cedargate (MI)	Michigan City, IN	768,509.69		120,378.15	1,060,662.66
Cedargate (She)	Shelbyville, KY	1,144,831.50		158,685.33	1,398,040.66
Cedargate I (Cla)	Clayton, OH	1,189,237.36		159,599.20	1,406,492.86
Cedargate I (IN)	Bloomington, IN	—		191,650.35	1,688,648.45
Cedargate I (OH)	Lancaster, OH	2,198,700.18		240,586.83	2,119,432.15
Cedargate II (IN)	Bloomington, IN	—		165,040.72	1,454,188.64
Cedargate II (OH)	Lancaster, OH	685,158.40		87,618.08	771,911.76
Cedarwood I (Bel)	Belpre, OH	—		82,081.62	722,449.49
Cedarwood I (FL)	Ocala, FL	104,000.00		119,469.60	1,052,657.37
Cedarwood I (IN)	Goshen, IN	1,847,634.16		251,744.93	2,218,126.20
Cedarwood I (KY)	Lexington, KY	—		106,680.72	939,874.44
Cedarwood II (FL)	Ocala, FL	—		98,372.48	866,768.77
Cedarwood II (KY)	Lexington, KY	969,000.00		106,724.20	940,356.51
Cedarwood III (KY)	Lexington, KY	—		102,491.11	902,659.39
CenterPointe	Beaverton, OR	—		3,432,000.00	15,708,852.54
Centre Club	Ontario, CA	—		5,616,000.00	23,485,891.14
Centre Club II	Ontario, CA	—		1,820,000.00	9,516,938.27
Centre Lake III	Miami, FL	—		685,601.35	6,039,979.05
Champion Oaks	Houston, TX	—		931,900.00	8,389,393.77
Champions Club	Glen Allen, VA	—		954,000.00	12,417,167.33
Chandler Court	Chandler, AZ	—		1,353,100.00	12,175,172.59
Chantecleer Lakes	Naperville, IL	—		6,689,400.00	16,332,279.04
Chardonnay Park	Redmond, WA	3,289,455.09		1,297,500.00	6,709,092.62
Charing Cross	Bowling Green, OH	—		154,584.44	1,362,057.38

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Branchwood	—	296,593.15	324,068.53	3,151,990.07
Brandon Court	—	288,105.09	170,635.75	1,791,591.98
Brandywine E.	—	45,853.03	88,126.47	822,343.31
Breckinridge	—	1,067,668.77	1,648,300.00	15,913,383.52
Brentwood	—	1,265,784.22	1,357,221.39	13,468,305.61
Breton Mill	—	1,099,856.21	212,820.00	9,647,118.94
Briar Knoll Apts	—	188,764.11	928,971.99	6,398,751.69
Briarwood (CA)	—	342,289.22	9,991,500.00	22,589,567.61
Bridford Lakes	—	143,655.21	2,265,314.00	27,217,120.96
Bridge Creek	—	2,128,775.63	1,299,890.00	13,818,889.21
Bridgeport	—	1,088,142.67	1,296,700.00	12,754,420.99
Bridgewater at Wells Crossing	—	756,159.11	2,160,000.00	14,103,708.00
Brierwood	—	1,199,762.21	551,900.00	6,165,617.92
Brittany Square	—	1,355,163.68	625,000.00	5,406,124.68
Broadview Oaks (REIT)	—	164,748.98	201,000.00	1,973,933.90
Broadway	—	1,045,838.06	1,443,700.00	8,836,827.49
Brookdale Village	—	886,523.98	3,276,000.00	17,179,994.95
Brookfield	—	515,205.52	1,153,000.00	6,197,658.44
Brookridge	—	849,148.67	2,521,500.00	16,852,987.62
Brookside (CO)	—	243,320.39	3,600,400.00	10,454,479.37
Brookside (MD)	—	570,240.66	2,736,000.00	8,743,677.14
Brookside II (MD)	—	784,128.43	2,450,800.00	7,697,330.86
Brookside Place	—	121,115.35	625,000.00	4,777,806.13
Brooksyde Apts	—	166,382.08	594,711.19	4,141,904.66
Burgundy Studios	—	138,520.22	395,238.20	2,780,606.72
Burwick Farms	—	587,381.29	1,104,600.00	10,519,588.23
Calais	—	880,235.24	1,118,900.00	10,950,311.25
Cambridge at Hickory Hollow	—	773,569.56	3,240,800.00	18,673,602.44
Cambridge Commons I	—	273,978.21	179,139.19	1,852,055.66
Cambridge Commons II	—	210,407.37	141,845.25	1,459,918.62
Cambridge Commons III	—	168,970.86	98,124.94	1,033,708.49
Cambridge Estates	—	117,976.00	590,184.84	4,063,240.85
Cambridge Village	—	761,676.50	801,300.00	9,524,282.98
Camellero	—	3,643,304.47	1,924,900.00	20,967,897.34
Camellia Court I (Col)	—	133,292.26	133,058.78	1,305,685.10
Camellia Court I (Day)	—	155,078.28	131,858.32	1,317,143.81
Camellia Court II (Col)	—	112,796.96	118,420.87	1,156,213.83
Camellia Court II (Day)	—	103,927.52	131,570.85	1,263,210.11
Candlelight I	—	86,714.96	105,000.27	1,011,881.73
Candlelight II	—	96,415.40	95,061.25	934,008.60
Canterbury	—	2,137,880.66	2,781,300.00	30,580,378.64
Canterbury Crossings	—	108,944.30	273,670.75	2,520,481.81
Canterchase	—	972,953.54	863,600.00	8,735,757.67
Canyon Creek (CA)	—	358,033.93	5,425,000.00	17,347,244.03
Canyon Crest	—	525,313.32	2,370,000.00	10,667,191.76
Canyon Ridge	—	427,375.28	4,869,448.00	12,382,438.78
Capital Ridge (REIT)	—	123,094.59	177,900.00	1,724,251.75
Cardinal, The	—	415,510.48	1,281,200.00	12,266,067.16
Carleton Court (WV)	—	127,229.85	196,222.37	1,856,162.76
Carmel Terrace	—	1,017,628.09	2,288,300.00	21,613,908.97
Carolina Crossing	—	562,965.61	550,200.00	5,512,584.16
Carriage Hill	—	55,212.90	131,910.67	1,217,789.66
Carriage Homes at Wyndham	—	249,470.28	1,736,000.00	27,725,476.16
Casa Capricorn	—	1,064,170.37	1,262,700.00	12,429,263.46
Casa Ruiz	—	947,962.55	3,922,400.00	10,337,115.76
Cascade at Landmark	—	1,533,325.59	3,603,400.00	21,190,879.34
Catalina Shores	—	1,141,607.10	1,227,000.00	12,184,474.03
Cedar Crest	—	2,908,333.99	2,160,700.00	22,332,951.26
Cedar Glen	—	123,348.79	1,248,505.45	8,469,352.13
Cedar Hill	—	154,837.43	204,792.35	1,959,281.23
Cedargate (GA)	—	42,536.68	205,043.45	1,849,192.89
Cedargate (MI)	—	60,655.97	120,378.15	1,121,318.63
Cedargate (She)	—	108,775.03	158,685.33	1,506,815.69
Cedargate I (Cla)	—	166,624.53	159,599.20	1,573,117.39
Cedargate I (IN)	—	159,431.99	191,650.35	1,848,080.44
Cedargate I (OH)	—	257,957.47	240,586.83	2,377,389.62
Cedargate II (IN)	—	120,815.10	165,040.72	1,575,003.74
Cedargate II (OH)	—	100,691.46	87,618.08	872,603.22
Cedarwood I (Bel)	—	39,511.51	82,081.62	761,961.00
Cedarwood I (FL)	—	128,236.34	119,469.60	1,180,893.71
Cedarwood I (IN)	—	228,194.78	251,744.93	2,446,320.98
Cedarwood I (KY)	—	150,640.08	106,680.72	1,090,514.52
Cedarwood II (FL)	—	67,618.09	98,372.48	934,386.86
Cedarwood II (KY)	—	143,412.09	106,724.20	1,083,768.60
Cedarwood III (KY)	—	110,895.47	102,491.11	1,013,554.86
CenterPointe	—	1,449,212.75	3,432,000.00	17,158,065.29
Centre Club	—	534,755.78	5,616,000.00	24,020,646.92
Centre Club II	—	3,652.60	1,820,000.00	9,520,590.87
Centre Lake III	—	728,324.50	685,601.35	6,768,303.55
Champion Oaks	—	958,039.09	931,900.00	9,347,432.86
Champions Club	—	512,382.29	954,000.00	12,929,549.62
Chandler Court	—	1,986,188.92	1,353,100.00	14,161,361.51
Chantecleer Lakes	—	1,127,212.15	6,689,400.00	17,459,491.19
Chardonnay Park	—	674,516.23	1,297,500.00	7,383,608.85
Charing Cross	—	131,712.30	154,584.44	1,493,769.68

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Branchwood	3,476,058.60	(405,502.38)	1981	30 Years
Brandon Court	1,962,227.73	(240,897.75)	1984	30 Years
Brandywine E.	910,469.78	(105,033.79)	1981	30 Years
Breckinridge	17,561,683.52	(3,269,880.10)	1986-1987	30 Years
Brentwood	14,825,527.00	(4,108,939.39)	1990	30 Years
Breton Mill	9,859,938.94	(3,421,526.29)	1986	30 Years
Briar Knoll Apts	7,327,723.68	(529,659.75)	1986	30 Years
Briarwood (CA)	32,581,067.61	(3,529,754.51)	1985	30 Years
Bridford Lakes	29,482,434.96	(3,933,130.04)	1999	30 Years
Bridge Creek	15,118,779.21	(5,011,120.31)	1987	30 Years
Bridgeport	14,051,120.99	(4,409,859.29)	1990	30 Years
Bridgewater at Wells Crossing	16,263,708.00	(1,642,245.52)	1986	30 Years
Brierwood	6,717,517.92	(1,904,230.66)	1974	30 Years
Brittany Square	6,031,124.68	(3,452,725.42)	1982	30 Years
Broadview Oaks (REIT)	2,174,933.90	(151,993.45)	1985	30 Years
Broadway	10,280,527.49	(1,801,059.82)	1983	30 Years
Brookdale Village	20,455,994.95	(2,239,335.97)	1986	30 Years
Brookfield	7,350,658.44	(1,309,197.33)	1985	30 Years
Brookridge	19,374,487.62	(3,331,704.58)	1989	30 Years
Brookside (CO)	14,054,879.37	(1,752,699.67)	1993	30 Years
Brookside (MD)	11,479,677.14	(1,261,896.28)	1993	30 Years
Brookside II (MD)	10,148,130.86	(1,519,839.53)	1979	30 Years
Brookside Place	5,402,806.13	(301,436.41)	1981	30 Years
Brooksyde Apts	4,736,615.85	(339,671.48)	1945	30 Years
Burgundy Studios	3,175,844.92	(245,809.12)	1973	30 Years
Burwick Farms	11,624,188.23	(2,221,537.00)	1991	30 Years
Calais	12,069,211.25	(2,466,978.50)	1986	30 Years
Cambridge at Hickory Hollow	21,914,402.44	(3,719,177.23)	1997	30 Years
Cambridge Commons I	2,031,194.85	(288,564.16)	1986	30 Years
Cambridge Commons II	1,601,763.87	(222,217.38)	1987	30 Years
Cambridge Commons III	1,131,833.43	(172,280.79)	1988	30 Years
Cambridge Estates	4,653,425.69	(333,458.63)	1977	30 Years
Cambridge Village	10,325,582.98	(2,135,449.65)	1987	30 Years
Camellero	22,892,797.34	(6,711,144.61)	1979	30 Years
Camellia Court I (Col)	1,438,743.88	(176,737.77)	1981	30 Years
Camellia Court I (Day)	1,449,002.13	(184,513.98)	1981	30 Years
Camellia Court II (Col)	1,274,634.70	(148,592.66)	1984	30 Years
Camellia Court II (Day)	1,394,780.96	(161,969.15)	1982	30 Years
Candlelight I	1,116,882.00	(134,524.48)	1982	30 Years
Candlelight II	1,029,069.85	(137,096.98)	1985	30 Years
Canterbury	33,361,678.64	(9,010,626.91)	1986	30 Years
Canterbury Crossings	2,794,152.56	(308,966.06)	1983	30 Years
Canterchase	9,599,357.67	(2,379,613.81)	1985	30 Years
Canyon Creek (CA)	22,772,244.03	(1,027,338.17)	1984	30 Years
Canyon Crest	13,037,191.76	(1,510,591.80)	1993	30 Years
Canyon Ridge	17,251,886.78	(2,331,729.52)	1989	30 Years
Capital Ridge (REIT)	1,902,151.75	(127,298.07)	1983	30 Years
Cardinal, The	13,547,267.16	(2,649,958.24)	1994	30 Years
Carleton Court (WV)	2,052,385.13	(239,743.87)	1985	30 Years
Carmel Terrace	23,902,208.97	(6,400,399.66)	1988-89	30 Years
Carolina Crossing	6,062,784.16	(1,201,496.58)	1988-89	30 Years
Carriage Hill	1,349,700.33	(158,220.02)	1985	30 Years
Carriage Homes at Wyndham	29,461,476.16	(4,105,532.57)	1999	30 Years
Casa Capricorn	13,691,963.46	(2,882,378.24)	1981	30 Years
Casa Ruiz	14,259,515.76	(2,106,148.99)	1976-1986	30 Years
Cascade at Landmark	24,794,279.34	(4,349,124.95)	1990	30 Years
Catalina Shores	13,411,474.03	(3,892,990.80)	1989	30 Years
Cedar Crest	24,493,651.26	(6,069,610.49)	1986	30 Years
Cedar Glen	9,717,857.58	(661,131.16)	1980	30 Years
Cedar Hill	2,164,073.58	(249,114.38)	1986	30 Years
Cedargate (GA)	2,054,236.34	(223,172.16)	1983	30 Years
Cedargate (MI)	1,241,696.78	(145,040.73)	1983	30 Years
Cedargate (She)	1,665,501.02	(190,307.62)	1984	30 Years
Cedargate I (Cla)	1,732,716.59	(205,420.59)	1984	30 Years
Cedargate I (IN)	2,039,730.79	(237,488.19)	1983	30 Years
Cedargate I (OH)	2,617,976.45	(308,000.72)	1982	30 Years
Cedargate II (IN)	1,740,044.46	(199,857.85)	1985	30 Years
Cedargate II (OH)	960,221.30	(120,717.73)	1983	30 Years
Cedarwood I (Bel)	844,042.62	(99,701.97)	1980	30 Years
Cedarwood I (FL)	1,300,363.31	(159,545.51)	1978	30 Years
Cedarwood I (IN)	2,698,065.91	(316,976.26)	1983/84	30 Years
Cedarwood I (KY)	1,197,195.24	(153,954.66)	1984	30 Years
Cedarwood II (FL)	1,032,759.34	(120,360.95)	1980	30 Years
Cedarwood II (KY)	1,190,492.80	(150,696.12)	1986	30 Years
Cedarwood III (KY)	1,116,045.97	(136,708.05)	1986	30 Years
CenterPointe	20,590,065.29	(474,597.59)	1996	30 Years
Centre Club	29,636,646.92	(1,926,150.41)	1994	30 Years
Centre Club II	11,340,590.87	(175,281.71)	2002	30 Years
Centre Lake III	7,453,904.90	(816,358.99)	1986	30 Years
Champion Oaks	10,279,332.86	(3,111,046.47)	1984	30 Years
Champions Club	13,883,549.62	(2,083,407.05)	1988	30 Years
Chandler Court	15,514,461.51	(4,117,660.75)	1987	30 Years
Chantecleer Lakes	24,148,891.19	(3,535,914.99)	1986	30 Years
Chardonnay Park	8,681,108.85	(1,471,436.39)	1982-1989	30 Years
Charing Cross	1,648,354.12	(191,971.03)	1978	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description			Initial Cost to Company
Apartment Name	Location	Encumbrances	Land		Building & Fixtures
Chartwell Court	Houston, TX	—		1,215,700.00	12,801,855.12
Chatelaine Park	Duluth, GA	—		1,818,000.00	24,489,671.38
Chatham Wood	High Point, NC	—		700,000.00	8,311,883.72
Chelsea Square	Redmond, WA	4,407,582.28		3,397,100.00	9,289,074.04
Cherry Creek I,II,&III (TN)	Hermitage, TN	—		2,942,345.09	45,726,837.84
Cherry Glen I	Indianapolis, IN	3,032,014.91		335,595.73	2,957,360.11
Cherry Hill	Seattle, WA	—		700,100.00	6,300,112.11
Cherry Tree	Rosedale, MD	—		352,002.83	3,101,016.51
Chestnut Glen	Abington, MA	6,143,479.16		1,178,964.91	7,881,139.12
Chestnut Hills	Puyallup, WA	—		756,300.00	6,806,634.86
Chickasaw Crossing	Orlando, FL	11,681,826.99		2,044,000.00	12,366,832.33
Chimneys	Charlotte, NC	—		907,100.00	8,154,673.96
Cierra Crest	Denver, CO		(R)	4,803,100.00	34,894,897.55
Cimarron Ridge	Aurora, CO	—		1,591,100.00	14,320,031.12
Claire Point	Jacksonville, FL	—		2,048,000.00	14,649,393.06
Clarion	Decatur, GA	—		1,504,300.00	13,537,919.35
Clarys Crossing	Columbia, MD	—		891,000.00	15,489,720.93
Classic, The	Stamford, CT	—		2,883,500.00	20,250,746.07
Clearlake Pines II	Cocoa, FL	852,751.45		119,279.73	1,050,834.38
Clearview I	Greenwood, IN	12,735.00		182,205.53	1,605,429.32
Clearview II	Greenwood, IN	—		226,963.05	1,999,791.79
Clearwater	Eastlake, OH	1,008,377.00		128,303.10	1,130,691.12
Cloisters on the Green	Lexington, KY	—		187,074.00	1,746,721.00
Club at Tanasbourne	Hillsboro, OR		(Q)	3,521,300.00	16,257,934.39
Club at the Green	Beaverton, OR	—		2,030,950.00	12,616,747.23
Coach Lantern	Scarborough, ME	—		452,900.00	4,405,723.00
Coachlight Village	Agawam, MA		(P)	501,725.60	3,353,932.93
Coachman Trails	Plymouth, MN	6,271,987.14		1,227,000.00	9,517,380.81
Cobblestone Village	Fresno, CA	6,000,000.00		315,000.00	5,061,625.24
Coconut Palm Club	Coconut Creek, GA	—		3,001,700.00	17,678,928.33
Colinas Pointe	Denver, CO	—		1,587,400.00	14,285,902.00
Collier Ridge	Atlanta, GA	—		5,100,000.00	20,425,822.03
Colonial Village	Plainville,CT		(P)	693,575.43	4,636,409.75
Colony Place	Fort Myers, FL	—		1,500,000.00	20,920,274.21
Colony Woods	Birmingham, AL	—		1,657,300.00	21,787,685.65
Concord Square (IN)	Kokomo, IN	—		123,246.64	1,085,962.20
Concord Square I (OH)	Mansfield, OH	—		164,124.19	1,446,312.98
Conway Court	Roslindale, MA	455,187.56		101,451.21	678,180.58
Conway Station	Orlando, FL	—		1,936,000.00	10,852,858.15
Copper Canyon	Highlands Ranch, CO		(O)	1,443,000.00	16,251,113.68
Copper Creek	Tempe, AZ	—		1,017,400.00	9,148,067.60
Copper Terrace	Orlando, FL	—		1,200,000.00	17,887,868.22
Copperfield	San Antonio, TX	—		791,200.00	7,121,171.12
Country Brook	Chandler, AZ	—		1,505,219.00	29,542,534.77
Country Club Place (FL)	Pembroke Pines, FL	—		912,000.00	10,016,543.20
Country Club Village	Mill Creek, WA	—		1,150,500.00	10,352,178.59
Country Club Woods	Mobile, AL (T)	4,067,771.32		230,090.89	5,561,463.88
Country Gables	Beaverton, OR	7,615,681.14		2,780,500.00	14,219,449.24
Country Oaks	Agoura Hills, CA	29,412,000.00		6,105,000.00	19,963,237.07
Country Place	Birmingham, AL (T)	1,746,386.20		75,562.14	1,817,198.29
Country Ridge	Farmington Hills, MI		(J)	1,621,950.00	14,596,964.22
Countryside I	Daytona Beach, FL	—		136,664.58	1,204,163.85
Countryside II	Daytona Beach, FL	—		234,633.36	2,067,375.58
Countryside III (REIT)	Daytona Beach, FL	403,280.89		80,000.00	719,868.20
Countryside Manor	Douglasville, GA	—		298,186.45	2,627,347.60
Cove at Fishers Landing	Vancouver, WA	—		2,277,000.00	15,656,886.78
Coventry at Cityview	Fort Worth, TX	—		2,160,000.00	23,072,847.21
Creekside (San Mateo)	San Mateo, CA		(R)	9,606,600.00	21,193,231.54
Creekside Homes at Legacy	Plano. TX	—		4,560,000.00	32,275,747.98
Creekside Village	Mountlake Terrace, WA	13,342,944.47		2,807,600.00	25,270,593.68
Creekwood	Charlotte, NC	—		1,861,700.00	16,740,568.56
Crescent at Cherry Creek	Denver, CO		(O)	2,594,000.00	15,149,469.76
Cross Creek	Matthews, NC		(R)	3,151,600.00	20,295,924.81
Crosswinds	St. Petersburg, FL	—		1,561,200.00	5,756,821.52
Crown Court	Scottsdale, AZ		(S)	3,156,600.00	28,414,599.11
Crystal Creek	Phoenix, AZ	—		953,500.00	8,581,704.26
Crystal Village	Attleboro, MA	—		1,369,000.00	4,989,028.15
Cypress	Panama City, FL	1,357,332.70		171,882.34	1,514,635.71
Cypress Point	Las Vegas, NV	—		959,690.00	8,636,550.62
Daniel Court	Cincinnati, OH	2,243,713.47		334,100.71	2,943,516.33
Dartmouth Place I	Kent, OH	—		151,770.96	1,337,421.54
Dartmouth Place II	Kent, OH	—		130,101.56	1,146,336.54
Dartmouth Woods	Lakewood, CO		(J)	1,609,800.00	10,832,754.24
Dean Estates	Taunton, MA	—		498,079.65	3,329,560.49
Dean Estates II	Cranston, RI		(P)	308,456.89	2,061,971.13
Deerbrook	Jacksonville, FL	—		1,008,000.00	8,845,716.24
Deerfield	Denver, CO	9,100,000.00		1,260,000.00	7,747,923.18
Deerwood (Corona)	Corona, CA	14,467,908.70		4,742,200.00	20,272,892.01
Deerwood (FL)	Eustis, FL	834,988.71		114,948.15	1,012,818.51
Deerwood (SD)	San Diego, CA	—		2,082,095.00	18,739,815.37
Deerwood Meadows	Greensboro, NC	—		986,743.00	7,204,361.73
Defoor Village	Atlanta, GA	—		2,966,400.00	10,570,210.33
Desert Homes	Phoenix, AZ	—		1,481,050.00	13,390,248.53
Dogwood Glen I	Indianapolis, IN	1,702,607.00		240,854.78	2,122,193.09
Dogwood Glen II	Indianapolis, IN	1,292,664.46		202,396.77	1,783,336.09

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Chartwell Court	—	365,257.93	1,215,700.00	13,167,113.05
Chatelaine Park	—	543,813.32	1,818,000.00	25,033,484.70
Chatham Wood	—	331,436.73	700,000.00	8,643,320.45
Chelsea Square	—	240,754.26	3,397,100.00	9,529,828.30
Cherry Creek I,II,&III (TN)	—	856,139.74	2,942,345.09	46,582,977.58
Cherry Glen I	—	312,254.84	335,595.73	3,269,614.95
Cherry Hill	—	202,739.80	700,100.00	6,502,851.91
Cherry Tree	—	249,599.94	352,002.83	3,350,616.45
Chestnut Glen	—	153,497.58	1,178,964.91	8,034,636.70
Chestnut Hills	—	528,360.48	756,300.00	7,334,995.34
Chickasaw Crossing	—	370,516.91	2,044,000.00	12,737,349.24
Chimneys	—	676,694.70	907,100.00	8,831,368.66
Cierra Crest	—	858,329.00	4,803,100.00	35,753,226.55
Cimarron Ridge	—	1,530,836.66	1,591,100.00	15,850,867.78
Claire Point	—	657,266.38	2,048,000.00	15,306,659.44
Clarion	—	543,982.78	1,504,300.00	14,081,902.13
Clarys Crossing	—	506,790.63	891,000.00	15,996,511.56
Classic, The	—	1,553,692.75	2,883,500.00	21,804,438.82
Clearlake Pines II	—	120,192.55	119,279.73	1,171,026.93
Clearview I	—	165,738.29	182,205.53	1,771,167.61
Clearview II	—	135,531.04	226,963.05	2,135,322.83
Clearwater	—	99,706.39	128,303.10	1,230,397.51
Cloisters on the Green	—	2,898,501.66	187,074.00	4,645,222.66
Club at Tanasbourne	—	1,433,124.28	3,521,300.00	17,691,058.67
Club at the Green	—	906,849.15	2,030,950.00	13,523,596.38
Coach Lantern	—	343,864.61	452,900.00	4,749,587.61
Coachlight Village	—	58,361.76	501,725.60	3,412,294.69
Coachman Trails	—	597,088.00	1,227,000.00	10,114,468.81
Cobblestone Village	—	111,569.64	315,000.00	5,173,194.88
Coconut Palm Club	—	583,000.83	3,001,700.00	18,261,929.16
Colinas Pointe	—	648,527.29	1,587,400.00	14,934,429.29
Collier Ridge	—	1,629,241.36	5,100,000.00	22,055,063.39
Colonial Village	—	297,597.04	693,575.43	4,934,006.79
Colony Place	—	532,472.89	1,500,000.00	21,452,747.10
Colony Woods	—	570,796.68	1,657,300.00	22,358,482.33
Concord Square (IN)	—	115,666.70	123,246.64	1,201,628.90
Concord Square I (OH)	—	138,643.80	164,124.19	1,584,956.78
Conway Court	—	15,595.34	101,451.21	693,775.92
Conway Station	—	618,460.25	1,936,000.00	11,471,318.40
Copper Canyon	—	145,974.01	1,443,000.00	16,397,087.69
Copper Creek	—	613,795.69	1,017,400.00	9,761,863.29
Copper Terrace	—	958,721.37	1,200,000.00	18,846,589.59
Copperfield	—	968,136.84	791,200.00	8,089,307.96
Country Brook	—	952,454.47	1,505,219.00	30,494,989.24
Country Club Place (FL)	—	707,438.44	912,000.00	10,723,981.64
Country Club Village	—	741,846.88	1,150,500.00	11,094,025.47
Country Club Woods	—	480,110.94	230,090.89	6,041,574.82
Country Gables	—	2,206,840.46	2,780,500.00	16,426,289.70
Country Oaks	—	284,354.59	6,105,000.00	20,247,591.66
Country Place	—	233,860.97	75,562.14	2,051,059.26
Country Ridge	—	1,619,074.45	1,621,950.00	16,216,038.67
Countryside I	—	195,866.65	136,664.58	1,400,030.50
Countryside II	—	147,158.11	234,633.36	2,214,533.69
Countryside III (REIT)	—	36,087.44	80,000.00	755,955.64
Countryside Manor	—	235,077.02	298,186.45	2,862,424.62
Cove at Fishers Landing	—	25,587.53	2,277,000.00	15,682,474.31
Coventry at Cityview	—	607,844.59	2,160,000.00	23,680,691.80
Creekside (San Mateo)	—	468,753.02	9,606,600.00	21,661,984.56
Creekside Homes at Legacy	—	572,327.27	4,560,000.00	32,848,075.25
Creekside Village	—	2,066,788.62	2,807,600.00	27,337,382.30
Creekwood	—	1,304,524.51	1,861,700.00	18,045,093.07
Crescent at Cherry Creek	—	558,465.72	2,594,000.00	15,707,935.48
Cross Creek	—	718,922.40	3,151,600.00	21,014,847.21
Crosswinds	—	800,639.16	1,561,200.00	6,557,460.68
Crown Court	—	1,735,175.66	3,156,600.00	30,149,774.77
Crystal Creek	—	1,134,573.38	953,500.00	9,716,277.64
Crystal Village	—	684,838.53	1,369,000.00	5,673,866.68
Cypress	—	197,879.98	171,882.34	1,712,515.69
Cypress Point	—	1,292,516.42	959,690.00	9,929,067.04
Daniel Court	—	489,646.57	334,100.71	3,433,162.90
Dartmouth Place I	—	187,481.27	151,770.96	1,524,902.81
Dartmouth Place II	—	108,380.16	130,101.56	1,254,716.70
Dartmouth Woods	—	574,208.17	1,609,800.00	11,406,962.41
Dean Estates	—	66,025.85	498,079.65	3,395,586.34
Dean Estates II	—	147,356.77	308,456.89	2,209,327.90
Deerbrook	—	509,093.37	1,008,000.00	9,354,809.61
Deerfield	—	276,832.76	1,260,000.00	8,024,755.94
Deerwood (Corona)	—	1,075,335.83	4,742,200.00	21,348,227.84
Deerwood (FL)	—	94,284.49	114,948.15	1,107,103.00
Deerwood (SD)	—	3,938,068.08	2,082,095.00	22,677,883.45
Deerwood Meadows	—	1,051,154.17	986,743.00	8,255,515.90
Defoor Village	—	249,454.83	2,966,400.00	10,819,665.16
Desert Homes	—	1,707,951.74	1,481,050.00	15,098,200.27
Dogwood Glen I	—	180,610.91	240,854.78	2,302,804.00
Dogwood Glen II	—	137,891.25	202,396.77	1,921,227.34

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Chartwell Court	14,382,813.05	(2,486,080.58)	1995	30 Years
Chatelaine Park	26,851,484.70	(3,799,409.75)	1995	30 Years
Chatham Wood	9,343,320.45	(1,433,287.25)	1986	30 Years
Chelsea Square	12,926,928.30	(1,579,323.91)	1991	30 Years
Cherry Creek I,II,&III (TN)	49,525,322.67	(6,316,753.77)	1986/96	30 Years
Cherry Glen I	3,605,210.68	(444,481.67)	1986/87	30 Years
Cherry Hill	7,202,951.91	(1,365,241.07)	1991	30 Years
Cherry Tree	3,702,619.28	(415,345.85)	1986	30 Years
Chestnut Glen	9,213,601.61	(644,166.24)	1983	30 Years
Chestnut Hills	8,091,295.34	(1,629,220.77)	1991	30 Years
Chickasaw Crossing	14,781,349.24	(2,094,974.50)	1986	30 Years
Chimneys	9,738,468.66	(1,977,585.17)	1974	30 Years
Cierra Crest	40,556,326.55	(6,554,393.14)	1996	30 Years
Cimarron Ridge	17,441,967.78	(3,777,019.13)	1984	30 Years
Claire Point	17,354,659.44	(2,501,002.68)	1986	30 Years
Clarion	15,586,202.13	(2,714,770.16)	1990	30 Years
Clarys Crossing	16,887,511.56	(2,496,957.35)	1984	30 Years
Classic, The	24,687,938.82	(4,145,856.13)	1990	30 Years
Clearlake Pines II	1,290,306.66	(153,224.83)	1985	30 Years
Clearview I	1,953,373.14	(241,191.56)	1986	30 Years
Clearview II	2,362,285.88	(275,261.04)	1987	30 Years
Clearwater	1,358,700.61	(152,049.27)	1986	30 Years
Cloisters on the Green	4,832,296.66	(3,703,596.26)	1974	30 Years
Club at Tanasbourne	21,212,358.67	(4,092,301.48)	1990	30 Years
Club at the Green	15,554,546.38	(3,126,844.83)	1991	30 Years
Coach Lantern	5,202,487.61	(920,091.38)	1971/1981	30 Years
Coachlight Village	3,914,020.29	(281,230.32)	1967	30 Years
Coachman Trails	11,341,468.81	(1,756,886.12)	1987	30 Years
Cobblestone Village	5,488,194.88	(374,459.16)	1983	30 Years
Coconut Palm Club	21,263,629.16	(3,218,296.35)	1992	30 Years
Colinas Pointe	16,521,829.29	(3,156,380.97)	1986	30 Years
Collier Ridge	27,155,063.39	(3,189,901.24)	1980	30 Years
Colonial Village	5,627,582.22	(397,529.48)	1968	30 Years
Colony Place	22,952,747.10	(3,363,215.38)	1991	30 Years
Colony Woods	24,015,782.33	(3,715,384.97)	1991/1994	30 Years
Concord Square (IN)	1,324,875.54	(149,432.54)	1983	30 Years
Concord Square I (OH)	1,749,080.97	(206,254.04)	1981/83	30 Years
Conway Court	795,227.13	(61,772.84)	1920	30 Years
Conway Station	13,407,318.40	(1,851,055.85)	1987	30 Years
Copper Canyon	17,840,087.69	(2,237,642.12)	1999	30 Years
Copper Creek	10,779,263.29	(2,114,446.23)	1984	30 Years
Copper Terrace	20,046,589.59	(3,049,494.18)	1989	30 Years
Copperfield	8,880,507.96	(2,048,754.72)	1984	30 Years
Country Brook	32,000,208.24	(5,647,782.47)	1986-1996	30 Years
Country Club Place (FL)	11,635,981.64	(1,775,778.57)	1987	30 Years
Country Club Village	12,244,525.47	(2,378,269.95)	1991	30 Years
Country Club Woods	6,271,665.71	(813,593.71)	1975	30 Years
Country Gables	19,206,789.70	(3,656,981.98)	1991	30 Years
Country Oaks	26,352,591.66	(1,186,577.30)	1985	30 Years
Country Place	2,126,621.40	(275,461.71)	1978	30 Years
Country Ridge	17,837,988.67	(4,055,997.49)	1986	30 Years
Countryside I	1,536,695.08	(197,069.57)	1982	30 Years
Countryside II	2,449,167.05	(286,145.81)	1982	30 Years
Countryside III (REIT)	835,955.64	(58,560.24)	1983	30 Years
Countryside Manor	3,160,611.07	(367,558.16)	1985	30 Years
Cove at Fishers Landing	17,959,474.31	(270,855.49)	1993	30 Years
Coventry at Cityview	25,840,691.80	(3,670,446.57)	1996	30 Years
Creekside (San Mateo)	31,268,584.56	(3,505,807.44)	1985	30 Years
Creekside Homes at Legacy	37,408,075.25	(4,952,089.92)	1998	30 Years
Creekside Village	30,144,982.30	(8,470,270.81)	1987	30 Years
Creekwood	19,906,793.07	(3,664,190.84)	1987-1990	30 Years
Crescent at Cherry Creek	18,301,935.48	(2,990,039.98)	1994	30 Years
Cross Creek	24,166,447.21	(3,680,108.69)	1989	30 Years
Crosswinds	8,118,660.68	(1,649,184.76)	1986	30 Years
Crown Court	33,306,374.77	(6,506,458.93)	1987	30 Years
Crystal Creek	10,669,777.64	(3,048,044.12)	1985	30 Years
Crystal Village	7,042,866.68	(1,163,484.64)	1974	30 Years
Cypress	1,884,398.03	(225,356.64)	1985	30 Years
Cypress Point	10,888,757.04	(3,294,031.19)	1989	30 Years
Daniel Court	3,767,263.61	(482,121.21)	1985	30 Years
Dartmouth Place I	1,676,673.77	(197,151.14)	1982	30 Years
Dartmouth Place II	1,384,818.26	(157,006.88)	1986	30 Years
Dartmouth Woods	13,016,762.41	(2,420,202.76)	1990	30 Years
Dean Estates	3,893,665.99	(273,235.04)	1984	30 Years
Dean Estates II	2,517,784.79	(184,293.65)	1970	30 Years
Deerbrook	10,362,809.61	(1,575,900.78)	1983	30 Years
Deerfield	9,284,755.94	(542,514.95)	1983	30 Years
Deerwood (Corona)	26,090,427.84	(4,285,068.67)	1992	30 Years
Deerwood (FL)	1,222,051.15	(152,179.03)	1982	30 Years
Deerwood (SD)	24,759,978.45	(8,029,943.51)	1990	30 Years
Deerwood Meadows	9,242,258.90	(3,170,391.22)	1986	30 Years
Defoor Village	13,786,065.16	(1,803,784.67)	1997	30 Years
Desert Homes	16,579,250.27	(4,149,985.52)	1982	30 Years
Dogwood Glen I	2,543,658.78	(298,999.69)	1986	30 Years
Dogwood Glen II	2,123,624.11	(257,294.89)	1987	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Dos Caminos	Scottsdale, AZ	—		1,727,900.00	15,567,778.26
Dover Place I	Eastlake, OH	—		244,293.77	2,152,494.39
Dover Place II	Eastlake, OH	1,563,616.65		230,895.36	2,034,241.71
Dover Place III	Eastlake, OH	740,843.45		119,835.15	1,055,878.24
Dover Place IV	Eastlake, OH	1,799,191.13		261,911.97	2,307,729.91
Driftwood	Atlantic Beach, FL	346,205.63		126,357.35	1,113,430.46
Duraleigh Woods	Raleigh, NC	—		1,629,000.00	19,917,749.59
Eagle Canyon	Chino Hills, CA	—		1,808,900.00	16,274,360.96
East Pointe	Charlotte, NC	8,765,736.97		1,365,900.00	12,295,246.21
Eastbridge	Dallas, TX	8,994,824.56		3,520,000.00	11,860,381.87
Edgewater	Bakersfield, CA	11,988,000.00		580,000.00	10,443,373.58
Edgewood	Woodinville, WA	5,188,906.51		1,070,100.00	9,632,980.07
Elmtree Park I	Indianapolis, IN	1,421,256.96		157,687.17	1,389,620.78
Elmtree Park II	Indianapolis, IN	893,556.02		114,114.14	1,005,454.90
Elmwood (GA)	Marietta, GA	—		183,756.45	1,619,094.62
Elmwood I (FL)	W. Palm Beach, FL	316,201.53		163,388.66	1,439,632.14
Elmwood II (FL)	W. Palm Beach, FL	1,279,156.92		179,743.41	1,582,960.29
Emerald Bay	Winter Park, FL	—		2,161,600.00	13,550,753.15
Emerald Place	Bermuda Dunes, CA	—		956,500.00	8,609,599.40
Emerson Place	Boston, MA (G)	—		14,855,000.00	57,751,194.60
Enclave, The	Tempe, AZ		(O)	1,500,192.00	19,281,398.59
Enclave at Winston Park	Coconut Creek, FL	—		5,560,000.00	19,939,323.93
English Hills	Charlotte, NC	—		1,260,000.00	12,554,291.22
Esprit Del Sol	Solana Beach, CA	—		5,111,200.00	11,910,438.14
Essex Place	Overland Park, KS	—		1,835,400.00	16,513,585.66
Essex Place (FL)	Tampa, FL	—		1,188,000.00	7,106,384.37
Ethans Glen III	Kansas City, MO	2,364,258.00		246,500.00	2,223,049.34
Ethans Ridge I	Kansas City, MO	16,216,607.00		1,948,300.00	17,573,969.73
Ethans Ridge II	Kansas City, MO	10,981,324.00		1,468,134.66	13,183,141.26
Fairfield	Stamford, CT (G)	—		6,510,200.00	39,690,120.06
Fairland Gardens	Silver Spring, MD	—		6,000,000.00	19,972,183.10
Farnham Park	Houston, TX	10,980,254.71		1,512,600.00	14,233,759.62
Feather River	Stockton, CA	4,867,000.00		770,000.00	4,210,036.16
Fernbrook Townhomes	Plymouth, MN	5,070,332.67		580,100.00	6,683,692.61
Fireside Park	Rockville, MD	8,280,834.73		4,248,000.00	10,136,319.94
Forest Glen	Pensacola, FL	—		161,548.49	1,423,618.28
Forest Place	Tampa, FL	10,481,033.95		1,708,000.00	8,612,028.53
Forest Ridge I & II	Arlington, TX		(S)	2,362,700.00	21,263,294.52
Forest Village	Macon, GA	—		224,021.80	1,973,876.21
Forsythia Court (KY)	Louisville, KY	1,839,951.39		279,450.32	2,462,186.82
Forsythia Court (MD)	Abingdon, MD	2,009,563.46		251,955.21	2,220,099.99
Forsythia Court II (MD)	Abingdon, MD	—		239,833.55	2,113,338.95
Fountain Place I	Eden Prairie, MN	24,653,106.00		2,405,068.29	21,694,116.90
Fountain Place II	Eden Prairie, MN	12,600,000.00		1,231,349.55	11,095,333.38
Fountainhead I	San Antonio, TX		(M)	1,205,816.00	5,200,240.60
Fountainhead II	San Antonio, TX		(M)	1,205,817.00	4,529,801.24
Fountainhead III	San Antonio, TX		(M)	1,205,816.00	4,399,092.50
Fountains at Flamingo	Las Vegas, NV		(S)	3,183,100.00	28,650,075.52
Four Lakes	Lisle, IL	—		1,868,347.54	10,265,690.03
Four Lakes 5	Lisle, IL		(M)	600,000.00	19,186,686.01
Four Lakes Athletic Club	Lisle, IL	—		50,000.00	153,488.68
Four Lakes Condo, LLC Phase I	Lisle, IL	—		51,740.35	268,225.15
Four Lakes Condo, LLC Phase II	Lisle, IL	—		249,541.93	1,281,305.23
Four Lakes Leasing Center	Lisle, IL	—		50,000.00	152,815.00
Four Winds	Fall River, MA		(P)	1,370,842.90	9,163,804.20
Fox Hill Apartments	Enfield, CT		(P)	1,129,018.28	7,547,256.07
Fox Hill Commons	Vernon, CT		(P)	478,502.81	3,198,693.32
Fox Ridge	Englewood, CO	20,300,000.00		2,490,000.00	17,509,781.22
Fox Run (WA)	Federal Way, WA	—		639,700.00	5,765,017.82
Foxcroft	Scarborough, ME	—		523,400.00	4,527,408.97
Foxhaven	Canton, OH	—		256,820.91	2,263,172.10
Foxton (MI)	Monroe, MI	—		156,362.50	1,377,823.99
Foxton II (OH)	Dayton, OH	—		165,805.54	1,460,832.47
Garden Court	Detriot, MI	2,033,915.49		351,531.69	3,096,890.33
Garden Lake	Riverdale, GA	—		1,466,900.00	13,186,716.06
Garden Terrace I	Tampa, FL	—		93,143.89	820,699.22
Garden Terrace II	Tampa, FL	—		97,119.68	855,730.21
Gatehouse at Pine Lake	Pembroke Pines, FL	—		1,896,600.00	17,070,794.56
Gatehouse on the Green	Plantation, FL	—		2,228,200.00	20,056,270.22
Gates at Carlson Center	Minnetonka, MN		(N)	4,355,200.00	23,802,816.77
Gates of Redmond	Redmond, WA	—		2,306,100.00	12,080,659.89
Gateway Villas	Scottsdale, AZ	—		1,431,048.00	14,926,832.51
Geary Court Yard	San Francisco, CA	17,693,865.00		1,722,400.00	15,471,429.16
Georgian Woods Combined (REIT)	Wheaton, MD	17,972,883.98		5,038,400.00	28,837,368.82
Glastonbury Center	Glastonbury, CT	4,113,942.05		852,606.10	5,699,497.28
Glen Arm Manor	Albany, GA	1,107,901.64		166,498.48	1,466,883.08
Glen Eagle	Greenville, SC	—		835,900.00	7,523,243.58
Glen Grove	Wellesley, MA	4,911,800.50		1,344,601.04	8,988,382.70
Glen Meadow	Franklin, MA	2,290,276.57		2,339,330.34	15,637,944.47
GlenGarry Club	Bloomingdale, IL		(N)	3,129,700.00	15,807,888.64
Glenlake	Glendale Heights. IL	14,845,000.00		5,041,700.00	16,671,969.86
Glenwood Village	Macon, GA	1,047,357.00		167,778.79	1,478,613.98
Gosnold Grove	East Falmouth, MA	654,298.49		124,295.62	830,890.76
Governors Pointe	Roswell, GA	—		3,746,600.00	24,511,111.56
Gramercy Park	Houston, TX	14,000,000.00		3,957,000.00	22,075,242.53

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Dos Caminos	—	1,145,569.69	1,727,900.00	16,713,347.95
Dover Place I	—	203,981.26	244,293.77	2,356,475.65
Dover Place II	—	119,642.42	230,895.36	2,153,884.13
Dover Place III	—	43,074.27	119,835.15	1,098,952.51
Dover Place IV	—	90,444.97	261,911.97	2,398,174.88
Driftwood	—	164,090.16	126,357.35	1,277,520.62
Duraleigh Woods	—	1,565,657.65	1,629,000.00	21,483,407.24
Eagle Canyon	—	774,690.24	1,808,900.00	17,049,051.20
East Pointe	—	1,605,146.06	1,365,900.00	13,900,392.27
Eastbridge	—	200,610.06	3,520,000.00	12,060,991.93
Edgewater	—	380,647.92	580,000.00	10,824,021.50
Edgewood	—	919,087.28	1,070,100.00	10,552,067.35
Elmtree Park I	—	183,155.65	157,687.17	1,572,776.43
Elmtree Park II	—	148,741.79	114,114.14	1,154,196.69
Elmwood (GA)	—	110,628.64	183,756.45	1,729,723.26
Elmwood I (FL)	—	70,658.35	163,388.66	1,510,290.49
Elmwood II (FL)	—	100,094.89	179,743.41	1,683,055.18
Emerald Bay	—	1,558,841.30	2,161,600.00	15,109,594.45
Emerald Place	—	1,039,185.64	956,500.00	9,648,785.04
Emerson Place	—	8,323,911.48	14,855,000.00	66,075,106.08
Enclave, The	—	323,982.34	1,500,192.00	19,605,380.93
Enclave at Winston Park	—	—	5,560,000.00	19,939,323.93
English Hills	—	579,637.83	1,260,000.00	13,133,929.05
Esprit Del Sol	—	534,931.32	5,111,200.00	12,445,369.46
Essex Place	—	3,399,109.21	1,835,400.00	19,912,694.87
Essex Place (FL)	—	459,242.31	1,188,000.00	7,565,626.68
Ethans Glen III	—	175,813.08	246,500.00	2,398,862.42
Ethans Ridge I	—	3,557,481.74	1,948,300.00	21,131,451.47
Ethans Ridge II	—	912,070.17	1,468,134.66	14,095,211.43
Fairfield	—	503,902.86	6,510,200.00	40,194,022.92
Fairland Gardens	—	1,364,359.65	6,000,000.00	21,336,542.75
Farnham Park	—	441,361.67	1,512,600.00	14,675,121.29
Feather River	—	364,699.10	770,000.00	4,574,735.26
Fernbrook Townhomes	—	187,986.39	580,100.00	6,871,679.00
Fireside Park	—	632,203.80	4,248,000.00	10,768,523.74
Forest Glen	—	210,267.87	161,548.49	1,633,886.15
Forest Place	—	497,819.73	1,708,000.00	9,109,848.26
Forest Ridge I & II	—	2,223,490.22	2,362,700.00	23,486,784.74
Forest Village	—	165,848.39	224,021.80	2,139,724.60
Forsythia Court (KY)	—	233,850.25	279,450.32	2,696,037.07
Forsythia Court (MD)	—	291,809.96	251,955.21	2,511,909.95
Forsythia Court II (MD)	—	227,892.81	239,833.55	2,341,231.76
Fountain Place I	—	907,504.24	2,405,068.29	22,601,621.14
Fountain Place II	—	338,851.89	1,231,349.55	11,434,185.27
Fountainhead I	—	368,227.53	1,205,816.00	5,568,468.13
Fountainhead II	—	1,001,985.06	1,205,817.00	5,531,786.30
Fountainhead III	—	1,002,629.09	1,205,816.00	5,401,721.59
Fountains at Flamingo	—	1,824,237.60	3,183,100.00	30,474,313.12
Four Lakes	—	10,666,254.35	1,868,347.54	20,931,944.38
Four Lakes 5	—	1,655,021.62	600,000.00	20,841,707.63
Four Lakes Athletic Club	—	5,700.00	50,000.00	159,188.68
Four Lakes Condo, LLC Phase I	—	652,924.63	51,740.35	921,149.78
Four Lakes Condo, LLC Phase II	—	2,513,601.64	249,541.93	3,794,906.87
Four Lakes Leasing Center	—	39,396.76	50,000.00	192,211.76
Four Winds	—	268,824.80	1,370,842.90	9,432,629.00
Fox Hill Apartments	—	223,178.51	1,129,018.28	7,770,434.58
Fox Hill Commons	—	79,667.55	478,502.81	3,278,360.87
Fox Ridge	—	445,930.47	2,490,000.00	17,955,711.69
Fox Run (WA)	—	730,270.57	639,700.00	6,495,288.39
Foxcroft	—	342,311.91	523,400.00	4,869,720.88
Foxhaven	—	278,295.52	256,820.91	2,541,467.62
Foxton (MI)	—	93,287.56	156,362.50	1,471,111.55
Foxton II (OH)	—	99,827.54	165,805.54	1,560,660.01
Garden Court	—	151,221.07	351,531.69	3,248,111.40
Garden Lake	—	633,784.56	1,466,900.00	13,820,500.62
Garden Terrace I	—	147,443.55	93,143.89	968,142.77
Garden Terrace II	—	117,485.22	97,119.68	973,215.43
Gatehouse at Pine Lake	—	989,921.49	1,896,600.00	18,060,716.05
Gatehouse on the Green	—	1,219,366.84	2,228,200.00	21,275,637.06
Gates at Carlson Center	—	4,054,189.21	4,355,200.00	27,857,005.98
Gates of Redmond	—	545,299.38	2,306,100.00	12,625,959.27
Gateway Villas	—	308,679.96	1,431,048.00	15,235,512.47
Geary Court Yard	—	678,208.44	1,722,400.00	16,149,637.60
Georgian Woods Combined (REIT)	—	3,365,054.74	5,038,400.00	32,202,423.56
Glastonbury Center	—	300,462.68	852,606.10	5,999,959.96
Glen Arm Manor	—	117,763.83	166,498.48	1,584,646.91
Glen Eagle	—	346,695.37	835,900.00	7,869,938.95
Glen Grove	—	109,805.06	1,344,601.04	9,098,187.76
Glen Meadow	—	989,287.27	2,339,330.34	16,627,231.74
GlenGarry Club	—	1,146,353.73	3,129,700.00	16,954,242.37
Glenlake	—	3,497,374.99	5,041,700.00	20,169,344.85
Glenwood Village	—	187,265.77	167,778.79	1,665,879.75
Gosnold Grove	—	76,549.62	124,295.62	907,440.38
Governors Pointe	—	1,832,964.33	3,746,600.00	26,344,075.89
Gramercy Park	—	116,629.33	3,957,000.00	22,191,871.86

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Dos Caminos	18,441,247.95	(3,691,412.04)	1983	30 Years
Dover Place I	2,600,769.42	(291,524.80)	1982	30 Years
Dover Place II	2,384,779.49	(255,063.07)	1983	30 Years
Dover Place III	1,218,787.66	(127,360.75)	1983	30 Years
Dover Place IV	2,660,086.85	(282,117.56)	1986	30 Years
Driftwood	1,403,877.97	(179,059.61)	1985	30 Years
Duraleigh Woods	23,112,407.24	(3,572,396.47)	1987	30 Years
Eagle Canyon	18,857,951.20	(4,007,223.68)	1985	30 Years
East Pointe	15,266,292.27	(4,920,207.15)	1987	30 Years
Eastbridge	15,580,991.93	(565,361.10)	1998	30 Years
Edgewater	11,404,021.50	(738,742.19)	1984	30 Years
Edgewood	11,622,167.35	(3,313,304.50)	1986	30 Years
Elmtree Park I	1,730,463.60	(218,821.03)	1986	30 Years
Elmtree Park II	1,268,310.83	(160,383.16)	1987	30 Years
Elmwood (GA)	1,913,479.71	(217,070.81)	1984	30 Years
Elmwood I (FL)	1,673,679.15	(187,659.61)	1984	30 Years
Elmwood II (FL)	1,862,798.59	(208,170.31)	1984	30 Years
Emerald Bay	17,271,194.45	(3,309,417.24)	1972	30 Years
Emerald Place	10,605,285.04	(3,308,605.62)	1988	30 Years
Emerson Place	80,930,106.08	(11,341,605.96)	1962	30 Years
Enclave, The	21,105,572.93	(3,551,485.39)	1994	30 Years
Enclave at Winston Park	25,499,323.93	(468,776.53)	1995	30 Years
English Hills	14,393,929.05	(2,177,081.00)	1984	30 Years
Esprit Del Sol	17,556,569.46	(2,057,502.27)	1986	30 Years
Essex Place	21,748,094.87	(6,788,303.30)	1970-84	30 Years
Essex Place (FL)	8,753,626.68	(1,266,168.00)	1989	30 Years
Ethans Glen III	2,645,362.42	(501,874.53)	1990	30 Years
Ethans Ridge I	23,079,751.47	(3,990,335.46)	1988	30 Years
Ethans Ridge II	15,563,346.09	(2,736,624.22)	1990	30 Years
Fairfield	46,704,222.92	(6,694,497.22)	1996	30 Years
Fairland Gardens	27,336,542.75	(3,156,362.95)	1981	30 Years
Farnham Park	16,187,721.29	(2,662,655.52)	1996	30 Years
Feather River	5,344,735.26	(313,061.10)	1981	30 Years
Fernbrook Townhomes	7,451,779.00	(1,104,215.47)	1993	30 Years
Fireside Park	15,016,523.74	(1,670,828.53)	1961	30 Years
Forest Glen	1,795,434.64	(230,317.96)	1986	30 Years
Forest Place	10,817,848.26	(1,619,652.78)	1985	30 Years
Forest Ridge I & II	25,849,484.74	(6,520,120.60)	1984/85	30 Years
Forest Village	2,363,746.40	(271,297.38)	1983	30 Years
Forsythia Court (KY)	2,975,487.39	(339,893.91)	1985	30 Years
Forsythia Court (MD)	2,763,865.16	(316,635.77)	1986	30 Years
Forsythia Court II (MD)	2,581,065.31	(297,546.65)	1987	30 Years
Fountain Place I	25,006,689.43	(4,345,632.84)	1989	30 Years
Fountain Place II	12,665,534.82	(2,154,105.29)	1989	30 Years
Fountainhead I	6,774,284.13	(3,253,564.89)	1985/1987	30 Years
Fountainhead II	6,737,603.30	(3,048,615.89)	1985/1987	30 Years
Fountainhead III	6,607,537.59	(2,758,351.47)	1985/1987	30 Years
Fountains at Flamingo	33,657,413.12	(9,127,875.02)	1989-91	30 Years
Four Lakes	22,800,291.92	(14,111,454.37)	1968/1988	30 Years
Four Lakes 5	21,441,707.63	(10,487,447.42)	1968/1988	30 Years
Four Lakes Athletic Club	209,188.68	(16,667.04)	N/A	30 Years
Four Lakes Condo, LLC Phase I	972,890.13	—	1968/1988	30 Years
Four Lakes Condo, LLC Phase II	4,044,448.80	(1,472,724.80)	1968/1988	30 Years
Four Lakes Leasing Center	242,211.76	(34,065.55)	N/A	30 Years
Four Winds	10,803,471.90	(761,042.53)	1987	30 Years
Fox Hill Apartments	8,899,452.86	(641,975.45)	1974	30 Years
Fox Hill Commons	3,756,863.68	(271,378.41)	1965	30 Years
Fox Ridge	20,445,711.69	(1,132,978.16)	1984	30 Years
Fox Run (WA)	7,134,988.39	(2,234,238.32)	1988	30 Years
Foxcroft	5,393,120.88	(957,438.16)	1977/1979	30 Years
Foxhaven	2,798,288.53	(335,402.31)	1986	30 Years
Foxton (MI)	1,627,474.05	(183,740.01)	1983	30 Years
Foxton II (OH)	1,726,465.55	(204,764.07)	1983	30 Years
Garden Court	3,599,643.09	(392,673.11)	1988	30 Years
Garden Lake	15,287,400.62	(2,843,435.27)	1991	30 Years
Garden Terrace I	1,061,286.66	(145,960.17)	1981	30 Years
Garden Terrace II	1,070,335.11	(141,315.84)	1982	30 Years
Gatehouse at Pine Lake	19,957,316.05	(4,229,804.71)	1990	30 Years
Gatehouse on the Green	23,503,837.06	(5,006,617.85)	1990	30 Years
Gates at Carlson Center	32,212,205.98	(4,661,523.54)	1989	30 Years
Gates of Redmond	14,932,059.27	(2,566,924.52)	1979	30 Years
Gateway Villas	16,666,560.47	(2,782,752.78)	1995	30 Years
Geary Court Yard	17,872,037.60	(2,989,731.36)	1990	30 Years
Georgian Woods Combined (REIT)	37,240,823.56	(8,769,466.74)	1967	30 Years
Glastonbury Center	6,852,566.06	(488,619.13)	1962	30 Years
Glen Arm Manor	1,751,145.39	(207,543.74)	1986	30 Years
Glen Eagle	8,705,838.95	(1,624,658.17)	1990	30 Years
Glen Grove	10,442,788.80	(714,185.10)	1979	30 Years
Glen Meadow	18,966,562.08	(1,425,767.37)	1971	30 Years
GlenGarry Club	20,083,942.37	(3,218,038.67)	1989	30 Years
Glenlake	25,211,044.85	(3,871,184.20)	1988	30 Years
Glenwood Village	1,833,658.54	(210,159.83)	1986	30 Years
Gosnold Grove	1,031,736.00	(83,382.84)	1978	30 Years
Governors Pointe	30,090,675.89	(5,479,414.18)	1982-1986	30 Years
Gramercy Park	26,148,871.86	(620,822.93)	1998	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Granada Highlands	Malden, MA (G)	—		28,210,000.00	99,944,576.46
Grand Reserve	Woodbury, MN	—		4,728,000.00	49,541,641.99
Grandview I & II	Las Vegas, NV	—		2,333,300.00	15,527,831.02
Greenbriar (AL)	Montgomery, AL (T)	1,674,630.50		94,355.62	2,051,619.25
Greenbriar Glen	Altlanta, GA	1,457,966.40		227,701.24	2,006,246.10
Greenfield Village	Rocky Hill , CT	—		911,534.03	6,093,418.42
Greengate (FL)	W. Palm Beach, FL	2,607,032.18		2,500,000.00	1,615,858.84
Greenglen (Day)	Dayton, OH	—		204,289.28	1,800,172.18
Greenglen II (Tol)	Toledo, OH	—		162,263.62	1,429,719.33
Greenhaven	Union City, CA	10,975,000.00		7,507,000.00	15,210,398.75
Greenhouse - Frey Road	Kennesaw, GA		(M)	2,467,200.00	22,187,443.25
Greenhouse - Holcomb Bridge	Alpharetta, GA		(M)	2,143,300.00	19,291,427.17
Greenhouse - Roswell	Roswell, GA		(M)	1,220,000.00	10,974,727.39
Greentree 1	Glen Burnie, MD	11,101,419.84		3,912,968.00	11,784,020.85
Greentree 2	Glen Burnie, MD	—		2,700,000.00	8,246,736.65
Greentree 3	Glen Burnie, MD	—		2,380,443.00	7,270,294.04
Greentree I (GA) (REIT)	Thomasville, GA	658,821.21		84,750.00	762,659.20
Greentree II (GA) (REIT)	Thomasville, GA	495,895.84		81,000.00	729,283.17
Greenwood Village	Tempe, AZ	—		2,118,781.00	17,274,215.96
Grey Eagle	Taylors, SC	—		727,600.00	6,547,650.42
Greystone	Atlanta, GA	—		2,252,000.00	5,204,900.59
Gwinnett Crossing	Duluth, GA	—		2,632,000.00	32,016,495.96
Hall Place	Quincy, MA	—		3,150,800.00	5,121,949.51
Hammocks Place	Miami, FL		(L)	319,180.00	12,513,466.73
Hampshire II	Elyria, OH	825,568.17		126,231.36	1,112,035.85
Hamptons	Puyallup, WA	—		1,119,200.00	10,075,844.29
Harbinwood	Norcross, GA	—		236,760.99	2,086,122.35
Harbor Pointe	Milwaukee, WI	12,000,000.00		2,979,800.00	22,096,545.77
Harborview	Rancho Palos Verdes, CA	—		6,402,500.00	12,627,346.89
Harbour Town	Boca Raton, FL	—		11,760,000.00	20,190,252.11
Harrison Park	Tucson, AZ	—		1,265,094.00	16,342,321.80
Hartwick	Tipton, IN	106,072.00		123,790.52	1,090,729.42
Harvest Grove I	Gahanna, OH	1,564,099.40		170,334.08	1,500,231.87
Harvest Grove II	Gahanna, OH	—		148,791.56	1,310,817.80
Hatcherway	Waycross, GA	711,447.97		96,885.44	853,716.34
Hathaway	Long Beach, CA	—		2,512,500.00	22,611,911.55
Hayfield Park	Burlington, KY	1,534,250.00		261,456.81	2,303,394.44
Haywood Pointe	Greenville, SC	—		480,000.00	9,163,270.88
Hearthstone	San Antonio, TX	—		1,035,900.00	3,525,388.03
Heathmoore (Eva)	Evansville, IN	1,091,492.02		162,374.53	1,430,746.53
Heathmoore (KY)	Louisville, KY	—		156,839.84	1,381,729.91
Heathmoore (MI)	Clinton Twp., MI	1,647,464.38		227,105.01	2,001,242.63
Heathmoore I (IN)	Indianapolis, IN	1,183,802.53		144,556.70	1,273,702.04
Heathmoore I (MI)	Canton, MI	1,521,755.00		232,063.87	2,044,226.60
Heathmoore II (MI)	Canton, MI	—		170,432.57	1,501,696.63
Heritage Green	Sturbridge, MA	3,461,827.83		835,313.22	5,583,897.92
Heritage, The	Phoenix, AZ	—		1,211,205.00	13,136,903.36
Heron Cove	Coral Springs, FL	—		823,000.00	8,114,761.58
Heron Pointe	Boynton Beach, FL	—		1,546,700.00	7,774,676.05
Heron Pointe (Atl)	Atlantic Beach, FL	1,566,550.00		214,332.10	1,888,814.41
Heron Run	Plantation, FL	—		917,800.00	9,006,476.14
Heronwood (REIT)	Ft. Myers, FL	1,202,904.41		146,100.00	1,315,210.70
Hessian Hills	Charlottesville, VA (T)	5,146,365.30		181,229.43	5,024,414.55
Hickory Creek	Richmond, VA	—		1,323,000.00	18,520,609.01
Hickory Mill	Hillard, OH	—		161,714.41	1,424,682.19
Hickory Mill I	Hurricane, WV	899,595.36		129,186.80	1,138,301.52
Hickory Place	Gainesville, FL	1,288,185.25		192,453.32	1,695,454.44
Hickory Ridge	Greenville, SC	—		288,200.00	2,591,929.81
Hidden Acres	Sarasota, FL	1,601,965.00		253,138.81	2,230,578.76
Hidden Lake	Sacramento, CA	15,165,000.00		1,715,000.00	11,776,407.80
Hidden Lakes	Haltom City, TX	—		1,872,000.00	20,242,108.80
Hidden Oaks	Cary, NC	—		1,178,600.00	10,614,135.38
Hidden Palms	Tampa, FL	—		2,049,600.00	6,345,884.76
Hidden Pines	Casselberry, FL	19,561.52		176,307.96	1,553,565.25
Hidden Valley Club	Ann Arbor, MI	—		915,000.00	6,667,098.00
High Meadow	Ellington, CT	4,220,474.15		583,678.94	3,901,774.26
High Points	New Port Richey, FL	—		222,307.63	1,958,772.47
High River	Tuscaloosa, AL (T)	3,553,180.17		208,107.70	3,663,221.04
Highland Creste	Kent, WA	—		935,200.00	8,415,391.11
Highland Glen	Westwood, MA	—		2,832,603.49	17,010,687.92
Highland Point	Aurora, CO		(Q)	1,631,900.00	14,684,438.62
Highline Oaks	Denver, CO		(M)	1,057,400.00	9,340,248.56
Hillcrest Villas	Crestview, FL	942,590.33		141,603.03	1,247,677.02
Hillside Manor	Americus, GA	—		102,632.19	904,111.39
Hillside Trace	Dade City, FL	1,004,497.41		138,888.03	1,223,754.94
Holly Ridge	Pembroke Park, FL	—		295,595.67	2,603,985.01
Holly Sands I	Ft. Walton Bch.,FL	—		190,942.32	1,682,524.45
Holly Sands II	Ft. Walton Bch., FL	1,009,375.00		124,577.52	1,098,074.21
Horizon Place	Tampa, FL	12,280,175.29		2,128,000.00	12,086,936.72
Hunt Club	Charlotte, NC	—		1,090,000.00	17,992,887.39
Hunters Green	Fort Worth, TX	—		524,300.00	3,653,480.73
Hunters Ridge	St. Louis, MO	11,055,000.00		994,500.00	8,913,996.59
Huntington Park	Everett, WA	—		1,597,500.00	14,367,863.91
Independence Village	Reynoldsbury, OH	—		226,987.89	2,000,010.69
Indian Bend	Scottsdale, AZ	—		1,075,700.00	9,675,133.10

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Granada Highlands	—	4,083,391.57	28,210,000.00	104,027,968.03
Grand Reserve	—	251,353.46	4,728,000.00	49,792,995.45
Grandview I & II	—	1,542,204.68	2,333,300.00	17,070,035.70
Greenbriar (AL)	—	133,053.67	94,355.62	2,184,672.92
Greenbriar Glen	—	77,607.16	227,701.24	2,083,853.26
Greenfield Village	—	80,399.19	911,534.03	6,173,817.61
Greengate (FL)	—	198,120.02	2,500,000.00	1,813,978.86
Greenglen (Day)	—	169,968.66	204,289.28	1,970,140.84
Greenglen II (Tol)	—	72,625.75	162,263.62	1,502,345.08
Greenhaven	—	914,583.82	7,507,000.00	16,124,982.57
Greenhouse - Frey Road	—	2,561,509.24	2,467,200.00	24,748,952.49
Greenhouse - Holcomb Bridge	—	2,484,583.36	2,143,300.00	21,776,010.53
Greenhouse - Roswell	—	1,596,829.74	1,220,000.00	12,571,557.13
Greentree 1	—	1,247,306.57	3,912,968.00	13,031,327.42
Greentree 2	—	667,123.44	2,700,000.00	8,913,860.09
Greentree 3	—	525,049.86	2,380,443.00	7,795,343.90
Greentree I (GA) (REIT)	—	43,530.98	84,750.00	806,190.18
Greentree II (GA) (REIT)	—	45,030.62	81,000.00	774,313.79
Greenwood Village	—	1,004,654.49	2,118,781.00	18,278,870.45
Grey Eagle	—	238,937.51	727,600.00	6,786,587.93
Greystone	—	1,568,316.95	2,252,000.00	6,773,217.54
Gwinnett Crossing	—	1,761,687.24	2,632,000.00	33,778,183.20
Hall Place	—	274,855.88	3,150,800.00	5,396,805.39
Hammocks Place	—	1,241,561.83	319,180.00	13,755,028.56
Hampshire II	—	76,965.28	126,231.36	1,189,001.13
Hamptons	—	538,188.51	1,119,200.00	10,614,032.80
Harbinwood	—	174,672.23	236,760.99	2,260,794.58
Harbor Pointe	—	2,332,392.77	2,979,800.00	24,428,938.54
Harborview	—	646,119.89	6,402,500.00	13,273,466.78
Harbour Town	—	2,377,097.51	11,760,000.00	22,567,349.62
Harrison Park	—	600,309.91	1,265,094.00	16,942,631.71
Hartwick	—	84,159.84	123,790.52	1,174,889.26
Harvest Grove I	—	180,128.58	170,334.08	1,680,360.45
Harvest Grove II	—	62,628.09	148,791.56	1,373,445.89
Hatcherway	—	181,863.88	96,885.44	1,035,580.22
Hathaway	—	1,511,764.08	2,512,500.00	24,123,675.63
Hayfield Park	—	168,846.08	261,456.81	2,472,240.52
Haywood Pointe	—	479,642.40	480,000.00	9,642,913.28
Hearthstone	—	1,307,393.30	1,035,900.00	4,832,781.33
Heathmoore (Eva)	—	170,996.23	162,374.53	1,601,742.76
Heathmoore (KY)	—	156,318.47	156,839.84	1,538,048.38
Heathmoore (MI)	—	136,372.38	227,105.01	2,137,615.01
Heathmoore I (IN)	—	158,855.59	144,556.70	1,432,557.63
Heathmoore I (MI)	—	162,026.67	232,063.87	2,206,253.27
Heathmoore II (MI)	—	91,630.65	170,432.57	1,593,327.28
Heritage Green	—	144,013.11	835,313.22	5,727,911.03
Heritage, The	—	365,850.25	1,211,205.00	13,502,753.61
Heron Cove	—	951,612.87	823,000.00	9,066,374.45
Heron Pointe	—	744,018.59	1,546,700.00	8,518,694.64
Heron Pointe (Atl)	—	241,582.35	214,332.10	2,130,396.76
Heron Run	—	1,036,486.14	917,800.00	10,042,962.28
Heronwood (REIT)	—	57,506.67	146,100.00	1,372,717.37
Hessian Hills	—	265,242.36	181,229.43	5,289,656.91
Hickory Creek	—	644,449.61	1,323,000.00	19,165,058.62
Hickory Mill	—	145,881.17	161,714.41	1,570,563.36
Hickory Mill I	—	79,827.05	129,186.80	1,218,128.57
Hickory Place	—	203,987.89	192,453.32	1,899,442.33
Hickory Ridge	—	380,093.63	288,200.00	2,972,023.44
Hidden Acres	—	151,166.40	253,138.81	2,381,745.16
Hidden Lake	—	185,613.75	1,715,000.00	11,962,021.55
Hidden Lakes	—	656,552.40	1,872,000.00	20,898,661.20
Hidden Oaks	—	1,103,827.92	1,178,600.00	11,717,963.30
Hidden Palms	—	1,026,662.10	2,049,600.00	7,372,546.86
Hidden Pines	—	235,502.15	176,307.96	1,789,067.40
Hidden Valley Club	—	2,833,997.62	915,000.00	9,501,095.62
High Meadow	—	126,849.72	583,678.94	4,028,623.98
High Points	—	282,271.62	222,307.63	2,241,044.09
High River	—	410,682.35	208,107.70	4,073,903.39
Highland Creste	—	751,649.09	935,200.00	9,167,040.20
Highland Glen	—	112,008.35	2,832,603.49	17,122,696.27
Highland Point	—	1,011,998.88	1,631,900.00	15,696,437.50
Highline Oaks	—	956,003.20	1,057,400.00	10,296,251.76
Hillcrest Villas	—	146,266.81	141,603.03	1,393,943.83
Hillside Manor	—	213,350.07	102,632.19	1,117,461.46
Hillside Trace	—	157,963.50	138,888.03	1,381,718.44
Holly Ridge	—	301,342.71	295,595.67	2,905,327.72
Holly Sands I	—	216,013.13	190,942.32	1,898,537.58
Holly Sands II	—	132,341.66	124,577.52	1,230,415.87
Horizon Place	—	710,629.33	2,128,000.00	12,797,566.05
Hunt Club	—	523,705.81	1,090,000.00	18,516,593.20
Hunters Green	—	1,068,318.41	524,300.00	4,721,799.14
Hunters Ridge	—	1,133,917.19	994,500.00	10,047,913.78
Huntington Park	—	1,232,901.67	1,597,500.00	15,600,765.58
Independence Village	—	238,811.37	226,987.89	2,238,822.06
Indian Bend	—	1,640,179.85	1,075,700.00	11,315,312.95

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Granada Highlands	132,237,968.03	(11,868,269.06)	1972	30 Years
Grand Reserve	54,520,995.45	(3,347,649.75)	2000	30 Years
Grandview I & II	19,403,335.70	(2,998,040.47)	1980	30 Years
Greenbriar (AL)	2,279,028.54	(290,927.76)	1979	30 Years
Greenbriar Glen	2,311,554.50	(252,562.80)	1988	30 Years
Greenfield Village	7,085,351.64	(511,222.48)	1965	30 Years
Greengate (FL)	4,313,978.86	(192,295.59)	1987	30 Years
Greenglen (Day)	2,174,430.12	(251,941.67)	1983	30 Years
Greenglen II (Tol)	1,664,608.70	(185,332.01)	1982	30 Years
Greenhaven	23,631,982.57	(2,695,704.80)	1983	30 Years
Greenhouse - Frey Road	27,216,152.49	(8,010,871.54)	1985	30 Years
Greenhouse - Holcomb Bridge	23,919,310.53	(7,125,888.53)	1985	30 Years
Greenhouse - Roswell	13,791,557.13	(4,163,343.37)	1985	30 Years
Greentree 1	16,944,295.42	(1,974,773.83)	1973	30 Years
Greentree 2	11,613,860.09	(1,258,263.63)	1973	30 Years
Greentree 3	10,175,786.90	(1,119,577.69)	1973	30 Years
Greentree I (GA) (REIT)	890,940.18	(65,259.16)	1983	30 Years
Greentree II (GA) (REIT)	855,313.79	(60,430.40)	1984	30 Years
Greenwood Village	20,397,651.45	(3,603,716.18)	1984	30 Years
Grey Eagle	7,514,187.93	(1,393,968.50)	1991	30 Years
Greystone	9,025,217.54	(1,487,538.55)	1960	30 Years
Gwinnett Crossing	36,410,183.20	(5,453,307.06)	1989/90	30 Years
Hall Place	8,547,605.39	(841,589.88)	1998	30 Years
Hammocks Place	14,074,208.56	(4,764,098.16)	1986	30 Years
Hampshire II	1,315,232.49	(150,933.44)	1981	30 Years
Hamptons	11,733,232.80	(2,348,788.43)	1991	30 Years
Harbinwood	2,497,555.57	(285,113.66)	1985	30 Years
Harbor Pointe	27,408,738.54	(4,947,016.93)	1970/1990	30 Years
Harborview	19,675,966.78	(2,866,757.20)	1985	30 Years
Harbour Town	34,327,349.62	(2,204,145.42)	1985	30 Years
Harrison Park	18,207,725.71	(3,308,380.60)	1985	30 Years
Hartwick	1,298,679.78	(156,182.48)	1982	30 Years
Harvest Grove I	1,850,694.53	(224,748.78)	1986	30 Years
Harvest Grove II	1,522,237.45	(170,510.07)	1987	30 Years
Hatcherway	1,132,465.66	(152,276.50)	1986	30 Years
Hathaway	26,636,175.63	(6,569,721.47)	1987	30 Years
Hayfield Park	2,733,697.33	(309,151.09)	1986	30 Years
Haywood Pointe	10,122,913.28	(1,581,468.72)	1985	30 Years
Hearthstone	5,868,681.33	(1,995,589.24)	1982	30 Years
Heathmoore (Eva)	1,764,117.29	(206,324.97)	1984	30 Years
Heathmoore (KY)	1,694,888.22	(191,050.99)	1983	30 Years
Heathmoore (MI)	2,364,720.02	(277,879.89)	1983	30 Years
Heathmoore I (IN)	1,577,114.33	(195,153.57)	1983	30 Years
Heathmoore I (MI)	2,438,317.14	(278,027.70)	1986	30 Years
Heathmoore II (MI)	1,763,759.85	(200,585.52)	1986	30 Years
Heritage Green	6,563,224.25	(466,728.53)	1974	30 Years
Heritage, The	14,713,958.61	(2,512,706.02)	1995	30 Years
Heron Cove	9,889,374.45	(2,969,377.22)	1987	30 Years
Heron Pointe	10,065,394.64	(2,068,604.76)	1989	30 Years
Heron Pointe (Atl)	2,344,728.86	(300,467.20)	1986	30 Years
Heron Run	10,960,762.28	(3,390,967.63)	1987	30 Years
Heronwood (REIT)	1,518,817.37	(103,583.27)	1982	30 Years
Hessian Hills	5,470,886.34	(664,177.73)	1966	30 Years
Hickory Creek	20,488,058.62	(3,094,613.36)	1984	30 Years
Hickory Mill	1,732,277.77	(211,931.17)	1980	30 Years
Hickory Mill I	1,347,315.37	(155,587.45)	1983	30 Years
Hickory Place	2,091,895.65	(256,095.80)	1983	30 Years
Hickory Ridge	3,260,223.44	(679,497.02)	1968	30 Years
Hidden Acres	2,634,883.97	(308,439.64)	1987	30 Years
Hidden Lake	13,677,021.55	(798,564.62)	1985	30 Years
Hidden Lakes	22,770,661.20	(3,235,445.06)	1996	30 Years
Hidden Oaks	12,896,563.30	(2,577,083.61)	1988	30 Years
Hidden Palms	9,422,146.86	(1,758,782.78)	1986	30 Years
Hidden Pines	1,965,375.36	(243,148.02)	1981	30 Years
Hidden Valley Club	10,416,095.62	(6,463,047.97)	1973	30 Years
High Meadow	4,612,302.92	(331,900.89)	1975	30 Years
High Points	2,463,351.72	(310,063.58)	1986	30 Years
High River	4,282,011.09	(537,010.01)	1978	30 Years
Highland Creste	10,102,240.20	(2,148,123.39)	1989	30 Years
Highland Glen	19,955,299.76	(1,221,711.02)	1979	30 Years
Highland Point	17,328,337.50	(3,374,406.07)	1984	30 Years
Highline Oaks	11,353,651.76	(2,381,812.73)	1986	30 Years
Hillcrest Villas	1,535,546.86	(182,546.12)	1985	30 Years
Hillside Manor	1,220,093.65	(156,365.87)	1985	30 Years
Hillside Trace	1,520,606.47	(183,828.80)	1987	30 Years
Holly Ridge	3,200,923.39	(365,803.08)	1986	30 Years
Holly Sands I	2,089,479.90	(257,823.46)	1985	30 Years
Holly Sands II	1,354,993.39	(164,407.21)	1986	30 Years
Horizon Place	14,925,566.05	(2,161,797.32)	1985	30 Years
Hunt Club	19,606,593.20	(2,928,830.38)	1990	30 Years
Hunters Green	5,246,099.14	(1,929,044.53)	1981	30 Years
Hunters Ridge	11,042,413.78	(2,315,511.68)	1986-1987	30 Years
Huntington Park	17,198,265.58	(5,291,404.01)	1991	30 Years
Independence Village	2,465,809.95	(301,366.24)	1978	30 Years
Indian Bend	12,391,012.95	(4,089,271.00)	1973	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Indian Lake I	Morrow, GA	—		839,668.51	7,398,394.66
Indian Ridge I (REIT)	Tallahassee, FL	892,606.41		135,500.00	1,218,597.92
Indian Ridge II (REIT)	Tallahassee, FL	540,838.86		94,300.00	849,191.77
Indian Tree	Arvada, CO	—		881,225.00	4,552,814.73
Indigo Springs	Kent, WA	7,143,674.85		1,270,500.00	11,446,901.75
Iris Glen	Conyers, GA	1,717,580.08		270,458.00	2,383,029.71
Ironwood at the Ranch	Wesminster, CO	—		1,493,300.00	13,439,304.62
Isle at Arrowhead Ranch	Glendale, AZ	—		1,650,237.00	19,593,123.35
Isles at Sawgrass	Sunrise, FL	—		7,360,000.00	18,750,692.72
Ivy Place	Atlanta, GA	—		802,950.00	7,228,256.57
Jaclen Towers	Beverly, NJ	2,009,826.43		437,071.76	2,921,735.25
James Street Crossing	Kent, WA	16,379,123.00		2,081,253.61	18,748,337.37
Jefferson Way I	Orange Park, FL	1,000,621.00		147,798.72	1,302,267.82
Junipers at Yarmouth	Yarmouth, ME	—		1,355,700.00	7,860,134.79
Jupiter Cove I	Jupiter, FL	1,563,760.42		233,932.43	2,060,899.62
Jupiter Cove II	Jupiter, FL	1,534,327.45		1,220,000.00	483,833.40
Jupiter Cove III	Jupiter, FL	1,645,173.25		242,009.98	2,131,721.71
Kempton Downs	Gresham, OR	—		1,217,348.91	10,943,371.79
Ketwood	Kettering, OH	—		266,443.18	2,347,654.75
Keystone	Austin, TX	—		498,500.00	4,487,295.31
Kings Colony	Savannah, GA	1,989,806.59		230,149.18	2,027,865.07
Kingsport	Alexandria, VA	—		1,262,250.00	12,479,294.10
Kirby Place	Houston, TX	—		3,621,600.00	25,896,773.53
La Costa Brava (ORL)	Orlando, FL	—		206,626.00	3,652,534.00
La Mariposa	Mesa, AZ	—		2,047,539.00	12,466,128.12
La Mirage	San Diego, CA	—		28,895,200.00	95,567,942.59
La Mirage IV	San Diego, CA	—		6,000,000.00	47,433,182.81
La Reserve	Oro Valley, AZ	—		3,264,562.00	4,936,545.77
La Tour Fontaine	Houston, TX	—		2,916,000.00	15,917,178.19
La Ventana	Las Vegas, NV	—		1,427,200.00	12,844,277.03
Ladera	Phoenix, AZ		(Q)	2,978,879.00	20,640,453.27
Lake Point	Charlotte, NC	—		1,058,975.00	13,587,337.70
Lakes at Vinings	Atlanta, GA	21,506,528.86		6,498,000.00	21,832,252.08
Lakeshore at Preston	Plano, TX	12,465,350.40		3,325,800.00	15,208,347.74
Lakeshore I (GA)	Ft. Oglethorpe, GA	1,202,296.00		169,374.96	1,492,377.98
Lakeview	Lodi, CA	7,286,000.00		950,000.00	5,368,814.17
Lakeville Resort	Petaluma, CA	—		2,736,500.00	24,610,650.73
Lakewood	Tulsa, OK	5,600,000.00		855,000.00	6,480,728.80
Lakewood Greens	Dallas, TX	8,004,312.78		2,019,600.00	9,026,906.66
Lakewood Oaks	Dallas, TX	—		1,631,600.00	14,686,191.51
Landera	San Antonio, TX	—		766,300.00	6,896,811.43
Landings (FL), The	Winterhaven, FL	—		130,953.32	1,153,841.50
Landings at Port Imperial	W. New York, NJ	—		27,246,045.14	37,741,049.53
Lantern Cove	Foster City, CA	36,403,000.00		6,945,000.00	21,363,313.03
Larkspur I (Hil)	Hillard, OH	—		179,628.06	1,582,518.99
Larkspur Shores	Hillard, OH	—		17,107,300.00	31,399,237.02
Larkspur Woods	Sacramento, CA	—		5,802,900.00	14,576,106.49
Laurel Bay	Ypsilanti, MI	—		186,003.87	1,639,365.78
Laurel Gardens	Coral Springs, FL	—		4,800,000.00	25,942,631.08
Laurel Glen	Acworth, GA	1,655,375.00		289,509.11	2,550,890.77
Laurel Ridge	Chapel Hill, NC	—		182,550.75	3,206,076.00
Legends at Preston	Morrisville, NC	—		3,056,000.00	27,150,720.51
Lexington Farm	Alpharetta, GA	17,765,834.54		3,521,900.00	21,449,708.40
Lexington Glen	Atlanta, GA	—		5,760,000.00	40,190,507.44
Lexington Park	Orlando, FL	—		2,016,000.00	12,346,725.62
Lincoln Green I	San Antonio, TX	—		947,366.00	5,876,614.69
Lincoln Green II	San Antonio, TX	—		1,052,340.00	5,218,545.96
Lincoln Green III	San Antonio, TX	3,510,000.00		536,010.00	1,830,435.35
Lincoln Heights	Quincy, MA		(R)	5,928,400.00	33,595,261.97
Lindendale	Columbus, OH	1,307,606.48		209,158.53	1,842,815.57
Link Terrace	Hinesville, GA	—		121,838.57	1,073,580.55
Little Cottonwoods	Tempe, AZ	—		3,050,133.00	26,991,689.47
Lodge (OK), The	Tulsa, OK	—		313,371.00	2,750,936.00
Lodge (TX), The	San Antonio, TX	—		1,363,636.00	7,464,586.00
Lofton Place	Tampa, FL	—		2,240,000.00	16,679,214.01
Longfellow Glen	Sudbury, MA	4,670,731.08		1,094,273.45	7,314,994.04
Longfellow Place	Boston, MA (G)	—		53,164,160.00	183,940,618.58
Longwood	Decatur, GA	—		1,454,048.00	13,087,837.00
Longwood (KY)	Lexington,KY	—		146,309.02	1,289,041.95
Loomis Manor	West Hartford, CT		(P)	422,350.36	2,823,325.73
Madison at Cedar Springs	Dallas, TX		(R)	2,470,000.00	33,194,620.41
Madison at Chase Oaks	Plano, TX	—		3,055,000.00	28,932,884.84
Madison at River Sound	Lawrenceville, GA	—		3,666,999.30	47,387,106.44
Madison at Round Grove	Lewisville, TX		(Q)	2,626,000.00	25,682,373.18
Madison at Scofield Farms	Austin, TX	12,587,548.78		2,080,000.00	14,597,971.03
Madison at Stone Creek	Austin, TX	—		2,535,000.00	22,611,699.63
Madison at the Arboretum	Austin, TX	—		1,046,500.00	9,638,268.79
Madison at Walnut Creek	Austin, TX	—		2,737,600.00	14,623,573.62
Madison at Wells Branch	Austin, TX	13,664,230.67		2,400,000.00	16,370,878.87
Madison on Melrose	Richardson, TX	—		1,300,000.00	15,096,550.79
Madison on the Parkway	Dallas, TX	—		2,444,000.00	22,505,043.24
Magnolia at Whitlock	Marietta, GA	—		132,978.82	1,526,005.00
Mallard Cove	Greenville, SC	—		813,350.00	7,321,951.26
Mallard Cove at Conway	Orlando, FL	—		600,000.00	3,528,927.00
Mallgate	Louisville, KY	—		—	6,702,515.00

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Indian Lake I	—	295,234.63	839,668.51	7,693,629.29
Indian Ridge I (REIT)	—	67,312.23	135,500.00	1,285,910.15
Indian Ridge II (REIT)	—	34,805.00	94,300.00	883,996.77
Indian Tree	—	1,331,134.57	881,225.00	5,883,949.30
Indigo Springs	—	1,467,874.94	1,270,500.00	12,914,776.69
Iris Glen	—	108,658.65	270,458.00	2,491,688.36
Ironwood at the Ranch	—	907,909.62	1,493,300.00	14,347,214.24
Isle at Arrowhead Ranch	—	303,857.33	1,650,237.00	19,896,980.68
Isles at Sawgrass	—	148,508.54	7,360,000.00	18,899,201.26
Ivy Place	—	886,982.71	802,950.00	8,115,239.28
Jaclen Towers	—	139,241.26	437,071.76	3,060,976.51
James Street Crossing	—	782,573.11	2,081,253.61	19,530,910.48
Jefferson Way I	—	110,330.89	147,798.72	1,412,598.71
Junipers at Yarmouth	—	1,039,880.94	1,355,700.00	8,900,015.73
Jupiter Cove I	—	288,856.04	233,932.43	2,349,755.66
Jupiter Cove II	—	205,087.34	1,220,000.00	688,920.74
Jupiter Cove III	—	178,139.55	242,009.98	2,309,861.26
Kempton Downs	—	1,392,890.64	1,217,348.91	12,336,262.43
Ketwood	—	256,761.14	266,443.18	2,604,415.89
Keystone	—	1,035,484.53	498,500.00	5,522,779.84
Kings Colony	—	178,995.93	230,149.18	2,206,861.00
Kingsport	—	1,778,386.38	1,262,250.00	14,257,680.48
Kirby Place	—	765,202.13	3,621,600.00	26,661,975.66
La Costa Brava (ORL)	—	4,331,983.33	206,626.00	7,984,517.33
La Mariposa	—	779,459.82	2,047,539.00	13,245,587.94
La Mirage	—	3,771,021.08	28,895,200.00	99,338,963.67
La Mirage IV	—	5,667.74	6,000,000.00	47,438,850.55
La Reserve	—	481,251.73	3,264,562.00	5,417,797.50
La Tour Fontaine	—	611,429.20	2,916,000.00	16,528,607.39
La Ventana	—	556,567.96	1,427,200.00	13,400,844.99
Ladera	—	371,982.31	2,978,879.00	21,012,435.58
Lake Point	—	841,001.29	1,058,975.00	14,428,338.99
Lakes at Vinings	—	1,544,057.78	6,498,000.00	23,376,309.86
Lakeshore at Preston	—	600,775.26	3,325,800.00	15,809,123.00
Lakeshore I (GA)	—	210,587.29	169,374.96	1,702,965.27
Lakeview	—	258,491.25	950,000.00	5,627,305.42
Lakeville Resort	—	1,976,474.76	2,736,500.00	26,587,125.49
Lakewood	—	285,966.04	855,000.00	6,766,694.84
Lakewood Greens	—	425,351.90	2,019,600.00	9,452,258.56
Lakewood Oaks	—	1,515,523.66	1,631,600.00	16,201,715.17
Landera	—	849,231.11	766,300.00	7,746,042.54
Landings (FL), The	—	238,239.26	130,953.32	1,392,080.76
Landings at Port Imperial	—	135,393.06	27,246,045.14	37,876,442.59
Lantern Cove	—	244,387.56	6,945,000.00	21,607,700.59
Larkspur I (Hil)	—	186,757.91	179,628.06	1,769,276.90
Larkspur Shores	—	3,111,365.42	17,107,300.00	34,510,602.44
Larkspur Woods	—	693,917.59	5,802,900.00	15,270,024.08
Laurel Bay	—	143,204.95	186,003.87	1,782,570.73
Laurel Gardens	—	1,006,708.20	4,800,000.00	26,949,339.28
Laurel Glen	—	98,830.36	289,509.11	2,649,721.13
Laurel Ridge	—	2,141,463.53	182,550.75	5,347,539.53
Legends at Preston	—	78,157.79	3,056,000.00	27,228,878.30
Lexington Farm	—	567,791.49	3,521,900.00	22,017,499.89
Lexington Glen	—	1,286,095.84	5,760,000.00	41,476,603.28
Lexington Park	—	931,348.32	2,016,000.00	13,278,073.94
Lincoln Green I	—	707,074.52	947,366.00	6,583,689.21
Lincoln Green II	—	1,313,447.31	1,052,340.00	6,531,993.27
Lincoln Green III	—	493,374.35	536,010.00	2,323,809.70
Lincoln Heights	—	733,801.78	5,928,400.00	34,329,063.75
Lindendale	—	187,784.39	209,158.53	2,030,599.96
Link Terrace	—	103,654.04	121,838.57	1,177,234.59
Little Cottonwoods	—	1,072,559.30	3,050,133.00	28,064,248.77
Lodge (OK), The	—	1,700,027.88	313,371.00	4,450,963.88
Lodge (TX), The	—	2,514,033.11	1,363,636.00	9,978,619.11
Lofton Place	—	922,891.67	2,240,000.00	17,602,105.68
Longfellow Glen	—	455,743.59	1,094,273.45	7,770,737.63
Longfellow Place	—	13,405,928.82	53,164,160.00	197,346,547.40
Longwood	—	787,969.27	1,454,048.00	13,875,806.27
Longwood (KY)	—	154,629.83	146,309.02	1,443,671.78

Loomis Manor	—	168,155.75	422,350.36	2,991,481.48
Madison at Cedar Springs	—	471,876.22	2,470,000.00	33,666,496.63
Madison at Chase Oaks	—	656,813.94	3,055,000.00	29,589,698.78
Madison at River Sound	—	588,600.67	3,666,999.30	47,975,707.11
Madison at Round Grove	—	594,147.53	2,626,000.00	26,276,520.71
Madison at Scofield Farms	—	663,900.68	2,080,000.00	15,261,871.71
Madison at Stone Creek	—	849,825.30	2,535,000.00	23,461,524.93
Madison at the Arboretum	—	542,304.19	1,046,500.00	10,180,572.98
Madison at Walnut Creek	—	923,051.32	2,737,600.00	15,546,624.94
Madison at Wells Branch	—	838,948.12	2,400,000.00	17,209,826.99
Madison on Melrose	—	292,223.83	1,300,000.00	15,388,774.62
Madison on the Parkway	—	622,670.03	2,444,000.00	23,127,713.27
Magnolia at Whitlock	—	2,359,091.14	132,978.82	3,885,096.14
Mallard Cove	—	1,215,540.38	813,350.00	8,537,491.64
Mallard Cove at Conway	—	4,710,736.55	600,000.00	8,239,663.55
Mallgate	—	5,063,176.48	—	11,765,691.48

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Indian Lake I	8,533,297.80	(946,236.64)	1987	30 Years
Indian Ridge I (REIT)	1,421,410.15	(99,321.18)	1981	30 Years
Indian Ridge II (REIT)	978,296.77	(68,399.50)	1982	30 Years
Indian Tree	6,765,174.30	(2,268,918.69)	1983	30 Years
Indigo Springs	14,185,276.69	(3,159,070.64)	1991	30 Years
Iris Glen	2,762,146.36	(306,422.94)	1984	30 Years
Ironwood at the Ranch	15,840,514.24	(2,978,060.99)	1986	30 Years
Isle at Arrowhead Ranch	21,547,217.68	(3,634,770.35)	1996	30 Years
Isles at Sawgrass	26,259,201.26	(613,569.88)	1991-1995	30 Years
Ivy Place	8,918,189.28	(2,093,211.74)	1978	30 Years
Jaclen Towers	3,498,048.27	(256,721.79)	1976	30 Years
James Street Crossing	21,612,164.09	(3,761,262.08)	1989	30 Years
Jefferson Way I	1,560,397.43	(186,435.92)	1987	30 Years
Junipers at Yarmouth	10,255,715.73	(2,055,888.72)	1970	30 Years
Jupiter Cove I	2,583,688.09	(311,742.86)	1987	30 Years
Jupiter Cove II	1,908,920.74	(76,569.96)	1987	30 Years
Jupiter Cove III	2,551,871.24	(282,742.81)	1987	30 Years
Kempton Downs	13,553,611.34	(3,875,624.36)	1990	30 Years
Ketwood	2,870,859.07	(337,612.94)	1979	30 Years
Keystone	6,021,279.84	(1,933,724.10)	1981	30 Years
Kings Colony	2,437,010.18	(295,568.85)	1987	30 Years
Kingsport	15,519,930.48	(4,570,541.49)	1986	30 Years
Kirby Place	30,283,575.66	(5,072,466.16)	1994	30 Years
La Costa Brava (ORL)	8,191,143.33	(5,087,024.46)	1967	30 Years
La Mariposa	15,293,126.94	(2,668,236.52)	1986	30 Years
La Mirage	128,234,163.67	(19,397,091.69)	1988/1992	30 Years
La Mirage IV	53,438,850.55	(1,695,095.91)	2001	30 Years
La Reserve	8,682,359.50	(1,283,587.36)	1988	30 Years
La Tour Fontaine	19,444,607.39	(2,463,861.35)	1994	30 Years
La Ventana	14,828,044.99	(2,802,287.53)	1989	30 Years
Ladera	23,991,314.58	(3,808,982.50)	1995	30 Years
Lake Point	15,487,313.99	(2,287,067.41)	1984	30 Years
Lakes at Vinings	29,874,309.86	(4,077,110.74)	1972/1975	30 Years
Lakeshore at Preston	19,134,923.00	(2,684,440.98)	1992	30 Years
Lakeshore I (GA)	1,872,340.23	(251,410.55)	1986	30 Years
Lakeview	6,577,305.42	(369,689.85)	1983	30 Years
Lakeville Resort	29,323,625.49	(6,433,220.41)	1984	30 Years
Lakewood	7,621,694.84	(451,482.10)	1985	30 Years
Lakewood Greens	11,471,858.56	(1,727,065.31)	1986	30 Years
Lakewood Oaks	17,833,315.17	(5,214,948.18)	1987	30 Years
Landera	8,512,342.54	(1,810,183.39)	1983	30 Years
Landings (FL), The	1,523,034.08	(192,182.93)	1984	30 Years
Landings at Port Imperial	65,122,487.73	(2,705,058.84)	1999	30 Years
Lantern Cove	28,552,700.59	(1,205,535.69)	1985	30 Years
Larkspur I (Hil)	1,948,904.96	(230,411.02)	1983	30 Years
Larkspur Shores	51,617,902.44	(6,123,171.24)	1983	30 Years
Larkspur Woods	21,072,924.08	(3,074,891.27)	1989/1993	30 Years
Laurel Bay	1,968,574.60	(209,982.68)	1989	30 Years
Laurel Gardens	31,749,339.28	(4,275,088.76)	1989	30 Years
Laurel Glen	2,939,230.24	(322,897.92)	1986	30 Years
Laurel Ridge	5,530,090.28	(3,664,013.29)	1975	30 Years
Legends at Preston	30,284,878.30	(1,957,820.68)	2000	30 Years
Lexington Farm	25,539,399.89	(3,610,645.01)	1995	30 Years
Lexington Glen	47,236,603.28	(6,299,048.89)	1990	30 Years
Lexington Park	15,294,073.94	(2,208,280.41)	1988	30 Years
Lincoln Green I	7,531,055.21	(4,110,915.26)	1984/1986	30 Years
Lincoln Green II	7,584,333.27	(3,610,385.45)	1984/1986	30 Years
Lincoln Green III	2,859,819.70	(1,323,265.71)	1984/1986	30 Years
Lincoln Heights	40,257,463.75	(6,194,052.64)	1991	30 Years
Lindendale	2,239,758.49	(265,614.51)	1987	30 Years
Link Terrace	1,299,073.16	(157,974.75)	1984	30 Years
Little Cottonwoods	31,114,381.77	(5,272,735.26)	1984	30 Years
Lodge (OK), The	4,764,334.88	(3,207,008.20)	1979	30 Years
Lodge (TX), The	11,342,255.11	(5,165,071.04)	1989/1990	30 Years
Lofton Place	19,842,105.68	(2,859,695.25)	1988	30 Years
Longfellow Glen	8,865,011.08	(607,925.31)	1984	30 Years
Longfellow Place	250,510,707.40	(23,951,498.38)	1975	30 Years
Longwood	15,329,854.27	(4,502,771.43)	1992	30 Years
Longwood (KY)	1,589,980.80	(189,470.90)	1985	30 Years
Loomis Manor	3,413,831.84	(239,309.13)	1948	30 Years
Madison at Cedar Springs	36,136,496.63	(5,039,847.88)	1995	30 Years
Madison at Chase Oaks	32,644,698.78	(4,601,164.74)	1995	30 Years
Madison at River Sound	51,642,706.41	(7,199,201.75)	1996	30 Years
Madison at Round Grove	28,902,520.71	(4,103,205.07)	1995	30 Years
Madison at Scofield Farms	17,341,871.71	(1,341,554.45)	1996	30 Years
Madison at Stone Creek	25,996,524.93	(3,703,388.98)	1995	30 Years
Madison at the Arboretum	11,227,072.98	(1,657,629.33)	1995	30 Years
Madison at Walnut Creek	18,284,224.94	(3,155,835.06)	1994	30 Years
Madison at Wells Branch	19,609,826.99	(1,531,457.77)	1995	30 Years
Madison on Melrose	16,688,774.62	(2,350,559.48)	1995	30 Years
Madison on the Parkway	25,571,713.27	(3,613,325.08)	1995	30 Years
Magnolia at Whitlock	4,018,074.96	(2,297,054.16)	1971	30 Years
Mallard Cove	9,350,841.64	(2,452,068.61)	1983	30 Years
Mallard Cove at Conway	8,839,663.55	(6,227,931.41)	1974	30 Years
Mallgate	11,765,691.48	(9,453,880.52)	1969	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Manchester (REIT)	Jacksonville, FL	1,244,668.64		184,100.00	1,657,193.63
Marabou Mills I	Indianapolis, IN	1,338,568.18		224,177.96	1,974,952.13
Marabou Mills II	Indianapolis, IN	—		192,186.25	1,693,220.33
Marabou Mills III	Indianapolis, IN	1,140,520.00		171,556.72	1,511,601.62
Mariner Club (FL)	Pembroke Pines, FL	—		1,824,500.00	20,771,566.44
Mariners Wharf	Orange Park, FL	—		1,861,200.00	16,744,951.02
Mark Landing I	Miami, FL	1,265,566.10		191,985.73	1,691,253.52
Marks	Englewood, CO (G)	19,895,000.00		4,928,500.00	44,621,813.77
Marquessa	Corona Hills, CA		(J)	6,888,500.00	21,604,583.64
Marsh Landing I	Brunswick, GA	—		133,192.75	1,173,573.30
Marshlanding II	Brunswick, GA	913,224.98		111,187.09	979,679.39
Martha Lake	Lynnwood, WA	—		821,200.00	7,405,070.49
Martins Landing	Roswell, GA	12,250,854.27		4,802,000.00	12,899,971.68
McDowell Place	Naperville, IL		(R)	2,580,400.00	23,209,628.88
Meadow Ridge	Norwich, CT	4,423,754.36		747,956.65	4,999,937.12
Meadowland	Bogart, GA	—		152,394.70	1,342,663.37
Meadowood (Cin)	Cincinnati, OH	—		330,734.47	2,913,731.09
Meadowood (Cuy)	Cuyahoga Falls, OH	—		201,406.59	1,774,784.23
Meadowood (FLA)	Flatwoods, KY	830,482.35		96,349.54	848,944.48
Meadowood (Fra)	Franklin, IN	968,368.00		129,251.57	1,138,733.20
Meadowood (New)	Newburgh, IN	936,960.24		131,546.01	1,159,063.71
Meadowood (Nic)	Nicholasville, KY	1,349,478.62		173,222.98	1,526,283.21
Meadowood (Tem)	Temperance, MI	1,263,972.49		173,674.59	1,530,262.41
Meadowood Apts. (Man)	Mansfield, OH	—		118,504.27	1,044,001.75
Meadowood I (GA)	Norcross, GA	—		205,467.55	1,810,393.05
Meadowood I (OH)	Columbus, OH	—		146,912.36	1,294,457.97
Meadowood II (FL)	Altamonte Springs, FL	—		160,366.67	1,413,005.15
Meadowood II (GA)	Norcross, GA	—		176,968.08	1,559,544.46
Meadowood II (OH)	Columbus, OH	466,153.89		57,801.92	509,198.89
Meadows I (OH), The	Columbus, OH	—		150,800.30	1,328,616.01
Meadows II (OH), The	Columbus, OH	1,121,423.56		186,636.48	1,644,520.78
Meadows in the Park	Birmingham, AL	—		1,000,900.00	8,533,099.29
Meadows on the Lake	Birmingham, AL	—		1,000,900.00	8,515,348.35
Meldon Place	Toledo, OH	2,291,831.19		288,433.76	2,541,700.52
Merrifield	Salisbury, MD	1,939,335.83		268,711.88	2,367,644.55
Merrill Creek	Lakewood, WA	—		814,200.00	7,330,605.66
Merritt at Satellite Place	Duluth, GA	—		3,400,000.00	30,115,674.42
Mesa Del Oso	Albuquerque, NM	10,841,603.72		4,305,000.00	12,112,957.39
Miguel Place	Port Richey, FL	1,422,298.14		199,349.05	1,756,482.38
Mill Pond	Millersville, MD	7,493,541.71		2,880,000.00	8,950,400.03
Millburn	Stow, OH	145,715.00		192,062.04	1,692,275.85
Millburn Court I	Centerville, OH	—		260,000.00	1,246,756.52
Millburn Court II	Centerville, OH	875,157.31		122,870.44	1,082,697.52
Mira Flores	Palm Beach Gardens, FL	—		7,040,000.00	22,515,299.08
Mission Bay	Orlando, FL	—		2,432,000.00	21,623,560.46
Mission Hills	Oceanside, CA	10,280,340.06		5,640,000.00	21,130,732.38
Misty Woods	Cary, NC	—		720,790.00	18,063,934.26
Montecito	Valencia, CA	—		8,400,000.00	24,709,145.69
Montevista	Dallas, TX	—		3,931,550.00	19,770,957.56
Montgomery Court I (MI)	Haslett, MI	1,159,403.92		156,297.73	1,377,153.31
Montgomery Court I (OH)	Dublin, OH	1,233,442.63		163,755.09	1,442,642.83
Montgomery Court II (OH)	Dublin, OH	—		149,733.82	1,319,417.16
Montierra	Scottsdale, AZ	—		3,455,000.00	17,266,786.53
Montierra (CA)	San Diego, CA	18,081,245.34		8,160,000.00	29,360,938.17
Montrose Square	Columbus, OH	—		193,266.04	1,703,260.43
Morgan Trace	Union City, GA	—		239,102.45	2,105,728.19
Morningside	Scottsdale, AZ	—		670,470.00	12,607,976.02
Morningside (FL)	Titusville, FL	—		197,889.52	1,743,622.33
Mosswood I	Winter Springs, FL	—		163,293.72	1,438,795.64
Mosswood II	Winter Springs, FL	1,483,530.41		275,329.91	2,426,157.56
Mountain Park Ranch	Phoenix, AZ		(O)	1,662,332.00	18,260,275.87
Mountain Terrace	Stevenson Ranch, CA	—		3,966,500.00	35,814,994.74
Nehoiden Glen	Needham, MA	2,099,843.44		634,537.73	4,241,754.83
Newberry I	Lansing, MI	—		183,508.91	1,616,913.48
Newberry II	Lansing, MI	—		142,292.43	1,253,951.34
Newport Heights	Tukwila, WA	—		391,200.00	3,522,780.07
Noonan Glen	Winchester, MA	542,852.56		151,343.51	1,011,700.36
North Creek (Everett)	Evertt, WA	—		3,967,500.00	12,387,189.94
North Hill	Atlanta, GA	15,385,425.74		2,525,300.00	18,550,989.31
Northampton 1	Largo, MD	19,702,894.43		1,843,200.00	17,528,380.75
Northampton 2	Largo, MD	—		1,513,500.00	14,246,990.27
Northgate Village	San Antonio, TX	—		660,100.00	5,974,145.35
Northglen	Valencia, CA	14,985,289.30		9,360,000.00	20,778,552.71
Northridge	Pleasant Hill, CA	—		5,527,800.00	14,691,704.52
Northridge (GA)	Carrolton, GA	—		238,810.55	2,104,181.16
Northrup Court I	Coraopolis, PA	1,324,265.45		189,245.89	1,667,462.56
Northrup Court II	Coraopolis, PA	—		157,190.30	1,385,017.88
Northwoods Village	Cary, NC	—		1,369,700.00	11,460,336.89
Norton Glen	Norton, MA	4,591,298.22		1,012,555.59	6,768,726.88
Nova Glen I	Daytona Beach, FL	—		142,085.70	1,251,929.83
Nova Glen II	Daytona Beach, FL	—		175,167.84	1,543,419.55
Novawood I	Daytona Beach, FL	149,213.33		122,311.47	1,077,897.38
Novawood II	Daytona Beach, FL	—		144,401.43	1,272,483.95
Oak Gardens	Hollywood, FL	—		329,967.88	2,907,287.62
Oak Mill 2	Germantown, MD	9,600,000.00		854,132.73	9,010,184.18

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Manchester (REIT)	—	62,458.48	184,100.00	1,719,652.11
Marabou Mills I	—	186,123.49	224,177.96	2,161,075.62
Marabou Mills II	—	100,527.40	192,186.25	1,793,747.73
Marabou Mills III	—	84,529.53	171,556.72	1,596,131.15
Mariner Club (FL)	—	532,307.21	1,824,500.00	21,303,873.65
Mariners Wharf	—	795,619.15	1,861,200.00	17,540,570.17
Mark Landing I	—	84,200.30	191,985.73	1,775,453.82
Marks	—	2,232,634.61	4,928,500.00	46,854,448.38
Marquessa	—	957,261.31	6,888,500.00	22,561,844.95
Marsh Landing I	—	191,294.73	133,192.75	1,364,868.03
Marshlanding II	—	107,050.35	111,187.09	1,086,729.74
Martha Lake	—	1,006,363.56	821,200.00	8,411,434.05
Martins Landing	—	1,153,830.92	4,802,000.00	14,053,802.60
McDowell Place	—	1,681,254.08	2,580,400.00	24,890,882.96
Meadow Ridge	—	95,782.38	747,956.65	5,095,719.50
Meadowland	—	58,357.19	152,394.70	1,401,020.56
Meadowood (Cin)	—	327,188.88	330,734.47	3,240,919.97
Meadowood (Cuy)	—	154,945.29	201,406.59	1,929,729.52
Meadowood (FLA)	—	89,968.50	96,349.54	938,912.98
Meadowood (Fra)	—	153,593.68	129,251.57	1,292,326.88
Meadowood (New)	—	80,535.58	131,546.01	1,239,599.29
Meadowood (Nic)	—	170,413.60	173,222.98	1,696,696.81
Meadowood (Tem)	—	59,638.52	173,674.59	1,589,900.93
Meadowood Apts. (Man)	—	146,491.37	118,504.27	1,190,493.12
Meadowood I (GA)	—	183,283.71	205,467.55	1,993,676.76
Meadowood I (OH)	—	199,405.86	146,912.36	1,493,863.83
Meadowood II (FL)	—	88,274.02	160,366.67	1,501,279.17
Meadowood II (GA)	—	136,244.23	176,968.08	1,695,788.69
Meadowood II (OH)	—	75,242.43	57,801.92	584,441.32
Meadows I (OH), The	—	161,756.51	150,800.30	1,490,372.52
Meadows II (OH), The	—	149,743.27	186,636.48	1,794,264.05
Meadows in the Park	—	509,228.10	1,000,900.00	9,042,327.39
Meadows on the Lake	—	396,709.34	1,000,900.00	8,912,057.69
Meldon Place	—	502,727.52	288,433.76	3,044,428.04
Merrifield	—	171,058.51	268,711.88	2,538,703.06
Merrill Creek	—	320,644.77	814,200.00	7,651,250.43
Merritt at Satellite Place	—	366,060.48	3,400,000.00	30,481,734.90
Mesa Del Oso	—	332,471.06	4,305,000.00	12,445,428.45
Miguel Place	—	251,759.65	199,349.05	2,008,242.03
Mill Pond	—	603,617.73	2,880,000.00	9,554,017.76
Millburn	—	102,025.95	192,062.04	1,794,301.80
Millburn Court I	—	85,781.90	260,000.00	1,332,538.42
Millburn Court II	—	199,594.76	122,870.44	1,282,292.28
Mira Flores	—	56,632.63	7,040,000.00	22,571,931.71
Mission Bay	—	697,648.32	2,432,000.00	22,321,208.78
Mission Hills	—	417,742.34	5,640,000.00	21,548,474.72
Misty Woods	—	1,974,710.82	720,790.00	20,038,645.08
Montecito	—	212,647.13	8,400,000.00	24,921,792.82
Montevista	—	48,404.08	3,931,550.00	19,819,361.64
Montgomery Court I (MI)	—	168,920.87	156,297.73	1,546,074.18
Montgomery Court I (OH)	—	274,228.36	163,755.09	1,716,871.19
Montgomery Court II (OH)	—	160,104.01	149,733.82	1,479,521.17
Montierra	—	188,763.01	3,455,000.00	17,455,549.54
Montierra (CA)	—	311,849.80	8,160,000.00	29,672,787.97
Montrose Square	—	318,219.94	193,266.04	2,021,480.37
Morgan Trace	—	148,351.98	239,102.45	2,254,080.17
Morningside	—	473,055.01	670,470.00	13,081,031.03
Morningside (FL)	—	512,274.87	197,889.52	2,255,897.20
Mosswood I	—	131,272.82	163,293.72	1,570,068.46
Mosswood II	—	141,192.09	275,329.91	2,567,349.65
Mountain Park Ranch	—	598,618.87	1,662,332.00	18,858,894.74
Mountain Terrace	—	910,740.35	3,966,500.00	36,725,735.09
Nehoiden Glen	—	92,274.23	634,537.73	4,334,029.06
Newberry I	—	188,783.69	183,508.91	1,805,697.17
Newberry II	—	128,069.14	142,292.43	1,382,020.48
Newport Heights	—	579,783.17	391,200.00	4,102,563.24
Noonan Glen	—	74,402.87	151,343.51	1,086,103.23
North Creek (Everett)	—	878,050.24	3,967,500.00	13,265,240.18
North Hill	—	4,334,060.08	2,525,300.00	22,885,049.39
Northampton 1	—	2,721,753.93	1,843,200.00	20,250,134.68
Northampton 2	—	1,187,770.60	1,513,500.00	15,434,760.87
Northgate Village	—	1,184,924.16	660,100.00	7,159,069.51
Northglen	—	352,190.74	9,360,000.00	21,130,743.45
Northridge	—	1,099,195.96	5,527,800.00	15,790,900.48
Northridge (GA)	—	124,529.46	238,810.55	2,228,710.62
Northrup Court I	—	129,040.01	189,245.89	1,796,502.57
Northrup Court II	—	94,030.38	157,190.30	1,479,048.26
Northwoods Village	—	1,161,802.35	1,369,700.00	12,622,139.24
Norton Glen	—	530,433.44	1,012,555.59	7,299,160.32
Nova Glen I	—	280,887.85	142,085.70	1,532,817.68
Nova Glen II	—	204,842.87	175,167.84	1,748,262.42
Novawood I	—	109,027.18	122,311.47	1,186,924.56
Novawood II	—	81,940.75	144,401.43	1,354,424.70
Oak Gardens	—	255,414.02	329,967.88	3,162,701.64
Oak Mill 2	—	693,920.60	854,132.73	9,704,104.78

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Manchester (REIT)	1,903,752.11	(130,549.98)	1985	30 Years
Marabou Mills I	2,385,253.58	(290,072.65)	1986	30 Years
Marabou Mills II	1,985,933.98	(230,481.84)	1987	30 Years
Marabou Mills III	1,767,687.87	(202,104.30)	1987	30 Years
Mariner Club (FL)	23,128,373.65	(3,344,011.88)	1988	30 Years
Mariners Wharf	19,401,770.17	(3,404,488.30)	1989	30 Years
Mark Landing I	1,967,439.55	(221,478.59)	1987	30 Years
Marks	51,782,948.38	(9,680,495.50)	1987	30 Years
Marquessa	29,450,344.95	(4,452,426.07)	1992	30 Years
Marsh Landing I	1,498,060.78	(192,111.48)	1984	30 Years
Marshlanding II	1,197,916.83	(151,494.79)	1986	30 Years
Martha Lake	9,232,634.05	(1,813,976.06)	1991	30 Years
Martins Landing	18,855,802.60	(2,489,629.49)	1972	30 Years
McDowell Place	27,471,282.96	(5,943,027.96)	1988	30 Years
Meadow Ridge	5,843,676.15	(421,558.23)	1987	30 Years
Meadowland	1,553,415.26	(178,558.41)	1984	30 Years
Meadowood (Cin)	3,571,654.44	(393,835.01)	1985	30 Years
Meadowood (Cuy)	2,131,136.11	(235,252.55)	1985	30 Years
Meadowood (FLA)	1,035,262.52	(124,892.82)	1983	30 Years
Meadowood (Fra)	1,421,578.45	(175,310.17)	1983	30 Years
Meadowood (New)	1,371,145.30	(168,687.83)	1984	30 Years
Meadowood (Nic)	1,869,919.79	(224,699.07)	1983	30 Years
Meadowood (Tem)	1,763,575.52	(193,457.55)	1984	30 Years
Meadowood Apts. (Man)	1,308,997.39	(156,123.02)	1983	30 Years
Meadowood I (GA)	2,199,144.31	(243,689.69)	1982	30 Years
Meadowood I (OH)	1,640,776.19	(217,319.52)	1984	30 Years
Meadowood II (FL)	1,661,645.84	(186,314.57)	1980	30 Years
Meadowood II (GA)	1,872,756.77	(210,319.50)	1984	30 Years
Meadowood II (OH)	642,243.24	(83,255.71)	1985	30 Years
Meadows I (OH), The	1,641,172.82	(202,075.43)	1985	30 Years
Meadows II (OH), The	1,980,900.53	(234,374.48)	1987	30 Years
Meadows in the Park	10,043,227.39	(1,894,263.84)	1986	30 Years
Meadows on the Lake	9,912,957.69	(1,785,190.59)	1987	30 Years
Meldon Place	3,332,861.80	(451,697.11)	1978	30 Years
Merrifield	2,807,414.94	(314,174.72)	1988	30 Years
Merrill Creek	8,465,450.43	(1,607,155.85)	1994	30 Years
Merritt at Satellite Place	33,881,734.90	(3,524,325.54)	1999	30 Years
Mesa Del Oso	16,750,428.45	(793,689.42)	1983	30 Years
Miguel Place	2,207,591.08	(274,457.37)	1987	30 Years
Mill Pond	12,434,017.76	(1,544,437.35)	1984	30 Years
Millburn	1,986,363.84	(214,047.48)	1984	30 Years
Millburn Court I	1,592,538.42	(113,155.24)	1979	30 Years
Millburn Court II	1,405,162.72	(186,849.81)	1981	30 Years
Mira Flores	29,611,931.71	(620,310.71)	1996	30 Years
Mission Bay	24,753,208.78	(3,468,155.37)	1991	30 Years
Mission Hills	27,188,474.72	(1,528,177.06)	1984	30 Years
Misty Woods	20,759,435.08	(3,574,241.63)	1984	30 Years
Montecito	33,321,792.82	(1,768,545.40)	1999	30 Years
Montevista	23,750,911.64	(348,592.14)	2000	30 Years
Montgomery Court I (MI)	1,702,371.91	(203,292.18)	1984	30 Years
Montgomery Court I (OH)	1,880,626.28	(233,426.84)	1985	30 Years
Montgomery Court II (OH)	1,629,254.99	(187,517.91)	1986	30 Years
Montierra	20,910,549.54	(2,365,884.97)	1999	30 Years
Montierra (CA)	37,832,787.97	(2,264,255.50)	1990	30 Years
Montrose Square	2,214,746.41	(301,235.09)	1987	30 Years
Morgan Trace	2,493,182.62	(285,269.94)	1986	30 Years
Morningside	13,751,501.03	(2,442,498.80)	1989	30 Years
Morningside (FL)	2,453,786.72	(362,736.56)	1984	30 Years
Mosswood I	1,733,362.18	(206,948.99)	1981	30 Years
Mosswood II	2,842,679.56	(323,035.72)	1982	30 Years
Mountain Park Ranch	20,521,226.74	(3,604,648.55)	1994	30 Years
Mountain Terrace	40,692,235.09	(8,102,505.97)	1992	30 Years
Nehoiden Glen	4,968,566.79	(339,060.37)	1978	30 Years
Newberry I	1,989,206.08	(239,052.99)	1985	30 Years
Newberry II	1,524,312.91	(180,199.32)	1986	30 Years
Newport Heights	4,493,763.24	(1,353,858.09)	1985	30 Years
Noonan Glen	1,237,446.74	(87,956.96)	1983	30 Years
North Creek (Everett)	17,232,740.18	(2,264,870.18)	1986	30 Years
North Hill	25,410,349.39	(6,169,449.01)	1984	30 Years
Northampton 1	22,093,334.68	(7,095,706.48)	1977	30 Years
Northampton 2	16,948,260.87	(4,806,665.69)	1988	30 Years
Northgate Village	7,819,169.51	(2,847,947.46)	1984	30 Years
Northglen	30,490,743.45	(1,536,839.36)	1988	30 Years
Northridge	21,318,700.48	(2,876,412.12)	1974	30 Years
Northridge (GA)	2,467,521.17	(281,488.17)	1985	30 Years
Northrup Court I	1,985,748.46	(228,427.67)	1985	30 Years
Northrup Court II	1,636,238.56	(189,936.79)	1985	30 Years
Northwoods Village	13,991,839.24	(2,756,979.77)	1986	30 Years
Norton Glen	8,311,715.91	(584,519.54)	1983	30 Years
Nova Glen I	1,674,903.38	(219,175.19)	1984	30 Years
Nova Glen II	1,923,430.26	(228,977.77)	1986	30 Years
Novawood I	1,309,236.03	(161,615.70)	1980	30 Years
Novawood II	1,498,826.13	(175,353.50)	1980	30 Years
Oak Gardens	3,492,669.52	(375,688.31)	1988	30 Years
Oak Mill 2	10,558,237.51	(2,758,609.70)	1985	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Oak Park North	Agoura Hills, CA		(I)	1,706,900.00	15,362,665.94
Oak Park South	Agoura Hills, CA		(I)	1,683,800.00	15,154,607.90
Oak Ridge	Clermont, FL	1,171,941.82		173,616.92	1,529,936.27
Oak Shade	Orange City, FL	—		229,403.00	2,021,290.39
Oakland Hills	Margate, FL	4,829,527.78		3,040,000.00	4,930,603.61
Oakley Woods	Union City, GA	1,080,381.63		165,448.86	1,457,484.78
Oaks (NC)	Charlotte, NC	—		2,196,744.00	23,601,539.52
Oakwood Manor	Hollywood, FL	—		173,246.93	1,525,972.93
Oakwood Village (FL)	Hudson, FL	—		177,280.95	1,285,011.00
Oakwood Village (GA)	Augusta, GA	—		161,174.07	1,420,119.23
Ocean Walk	Key West, FL	21,079,921.00		2,838,748.50	25,545,008.72
Old Archer Court	Gainesville, FL	943,120.19		170,323.43	1,500,735.06
Old Mill Glen	Maynard, MA	1,927,014.37		396,755.99	2,652,232.60
Olde Redmond Place	Redmond, WA		(R)	4,807,100.00	14,126,038.08
Olivewood (MI)	Sterling Hts., MI	—		519,166.75	4,574,904.84
Olivewood I	Indianapolis, IN	—		184,701.38	1,627,420.44
Olivewood II	Indianapolis, IN	1,243,201.04		186,234.55	1,640,570.51
One Eton Square	Tulsa, OK	—		1,570,100.00	14,130,936.96
Orchard Ridge	Lynnwood, WA	—		485,600.00	4,372,032.68
Overlook	San Antonio, TX	—		1,100,200.00	9,901,516.56
Overlook Manor	Frederick, MD	—		1,299,100.00	3,930,931.05
Overlook Manor II	Frederick, MD	5,505,000.00		2,186,300.00	6,262,597.06
Overlook Manor III	Frederick, MD	—		1,026,300.00	3,027,389.58
Paces Station	Atlanta, GA	—		4,801,500.00	32,548,052.56
Palladia	Hillsboro, OR	—		6,461,000.00	44,888,155.82
Palm Place	Sarasota. FL	—		248,314.81	2,188,339.09
Panther Ridge	Federal Way, WA	—		1,055,800.00	9,506,116.69
Paradise Pointe	Dania, FL	—		1,913,414.15	17,417,955.82
Parc Royale	Houston, TX	—		2,223,000.00	11,936,832.68
Park Meadow	Gilbert, AZ	—		835,217.00	15,120,768.64
Park Place (MN)	Plymouth, MN	—		1,219,900.00	10,964,119.20
Park Place (TX)	Houston, TX	—		1,603,000.00	12,054,925.78
Park Place II	Plymouth, MN	—		1,216,100.00	10,951,697.51
Park Place West (CT)	West Hartford, CT	—		466,243.49	3,116,742.32
Park West (CA)	Los Angeles, CA	—		3,033,500.00	27,302,382.65
Park West (TX)	Austin, TX	—		648,705.00	4,738,541.73
Park West End (VA)	Richmond, VA	—		1,562,500.00	11,871,449.21
Parkfield	Denver, CO	—		8,330,000.00	28,646,351.96
Parkridge Place	Irving, TX	—		6,432,900.00	17,094,962.48
Parkside	Union City, CA	—		6,246,700.00	11,827,452.91
Parkview Terrace	Redlands, CA	—		4,969,200.00	35,653,777.06
Parkville (Col)	Columbus, OH	1,705,772.46		150,432.98	1,325,756.49
Parkville (IN)	Gas City, IN	717,872.59		103,434.26	911,493.58
Parkville (Par)	Englewood, OH	—		127,863.02	1,126,637.55
Parkville (WV)	Parkersburg, WV	—		105,459.86	929,406.33
Parkway North (REIT)	Ft. Meyers, FL	1,092,648.32		145,350.00	1,308,114.98
Parkwood (CT)	East Haven, CT	—		531,364.67	3,552,064.06
Patchen Oaks	Lexington, KY	—		1,345,300.00	8,129,209.54
Pembroke Lake	Virginia Beach, VA (T)	8,720,633.78		511,947.00	8,889,539.36
Phillips Park	Wellesley, MA	3,982,256.96		816,921.82	5,460,955.15
Pine Barrens	Jacksonville, FL	—		268,302.86	2,364,040.59
Pine Harbour	Orlando, FL	—		1,664,300.00	14,970,914.84
Pine Knoll	Jonesboro, GA	1,165,458.18		138,052.24	1,216,390.69
Pine Lake	Tampa, FL	625,367.83		79,876.79	703,801.58
Pine Meadows I (FL)	Ft. Meyers, FL	—		152,019.39	1,339,596.48
Pine Terrace I	Callaway, FL	2,069,237.89		288,991.84	2,546,426.41
Pine Tree Club	Wildwood, MO	—		1,125,000.00	7,017,082.20
Pinellas Pines	Pinellas Park, FL	10,436.71		174,999.26	1,541,934.20
Pines of Cloverlane	Ypsilanti, MI	—		1,907,800.00	16,767,519.36
Pines of Springdale	Palm Springs, FL	—		473,867.00	4,265,174.32
Plum Tree	Hales Corners, WI		(N)	1,996,700.00	20,247,195.39
Plumwood (Che)	Chesterfield, IN	62,288.50		84,922.60	748,260.67
Plumwood (For)	Ft. Wayne, IN	—		131,350.81	1,157,243.81
Plumwood I	Columbus, OH	1,639,286.01		289,814.33	2,553,597.34
Plumwood II	Columbus, OH	—		107,583.06	947,924.01
Point (NC)	Charlotte, NC		(S)	1,700,000.00	25,417,266.78
Pointe at South Mountain	Phoenix, AZ	—		2,228,800.00	20,059,310.98
Pointe East Condo, LLC	Redmond, WA	—		602,600.00	5,596,526.25
Polos East	Orlando, FL	—		1,386,000.00	19,058,620.04
Port Royale	Ft. Lauderdale, FL	—		1,754,200.00	15,789,873.13
Port Royale II	Ft. Lauderdale, FL	—		1,022,200.00	9,203,165.98
Port Royale III	Ft. Lauderdale, FL	—		7,454,900.00	14,743,153.65
Portland Center	Portland, OR (G)	—		6,032,900.00	43,554,398.53
Portofino	Chino Hills, CA	—		3,572,400.00	14,660,993.76
Portofino (Val)	Valencia, CA	14,584,025.13		8,640,000.00	21,487,126.27
Portside Towers	Jersey City, NJ (G)	55,396,562.90		22,455,700.00	96,842,912.99
Prairie Creek I	Richardson, TX	—		4,067,291.52	38,986,022.29
Preakness	Antioch, TN	—		1,561,900.00	7,668,520.58
Preserve at Squaw Peak	Phoenix, AZ	—		517,788.00	8,533,991.83
Preston at Willowbend	Plano, TX	—		872,500.00	7,878,915.24
Preston Bend	Dallas, TX		(M)	1,085,200.00	9,532,056.26
Princeton Court	Evansville, IN	865,248.93		116,696.04	1,028,219.32
Princeton Square	Jacksonville, FL	—		864,000.00	11,910,477.70
Promenade (FL)	St. Petersburg, FL	—		2,124,193.40	25,804,036.95
Promenade at Aventura	Aventura, FL	—		13,320,000.00	30,353,748.43

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Oak Park North	—	532,875.33	1,706,900.00	15,895,541.27
Oak Park South	—	612,186.38	1,683,800.00	15,766,794.28
Oak Ridge	—	274,984.86	173,616.92	1,804,921.13
Oak Shade	—	117,785.01	229,403.00	2,139,075.40
Oakland Hills	—	513,577.17	3,040,000.00	5,444,180.78
Oakley Woods	—	196,435.14	165,448.86	1,653,919.92
Oaks (NC)	—	312,028.33	2,196,744.00	23,913,567.85
Oakwood Manor	—	57,315.40	173,246.93	1,583,288.33
Oakwood Village (FL)	—	309,646.00	177,280.95	1,594,657.00
Oakwood Village (GA)	—	135,629.33	161,174.07	1,555,748.56
Ocean Walk	—	965,706.32	2,838,748.50	26,510,715.04
Old Archer Court	—	266,819.12	170,323.43	1,767,554.18
Old Mill Glen	—	91,682.58	396,755.99	2,743,915.18
Olde Redmond Place	—	649,036.73	4,807,100.00	14,775,074.81
Olivewood (MI)	—	322,712.20	519,166.75	4,897,617.04
Olivewood I	—	250,979.35	184,701.38	1,878,399.79
Olivewood II	—	185,538.36	186,234.55	1,826,108.87
One Eton Square	—	1,955,967.84	1,570,100.00	16,086,904.80
Orchard Ridge	—	543,552.12	485,600.00	4,915,584.80
Overlook	—	1,276,644.21	1,100,200.00	11,178,160.77
Overlook Manor	—	614,124.42	1,299,100.00	4,545,055.47
Overlook Manor II	—	171,456.81	2,186,300.00	6,434,053.87
Overlook Manor III	—	83,657.93	1,026,300.00	3,111,047.51
Paces Station	—	3,289,398.45	4,801,500.00	35,837,451.01
Palladia	—	167,293.48	6,461,000.00	45,055,449.30
Palm Place	—	358,044.02	248,314.81	2,546,383.11
Panther Ridge	—	867,125.54	1,055,800.00	10,373,242.23
Paradise Pointe	—	2,529,302.73	1,913,414.15	19,947,258.55
Parc Royale	—	795,442.33	2,223,000.00	12,732,275.01
Park Meadow	—	622,335.84	835,217.00	15,743,104.48
Park Place (MN)	—	918,013.31	1,219,900.00	11,882,132.51
Park Place (TX)	—	362,985.92	1,603,000.00	12,417,911.70
Park Place II	—	749,454.07	1,216,100.00	11,701,151.58
Park Place West (CT)	—	116,924.24	466,243.49	3,233,666.56
Park West (CA)	—	2,000,415.18	3,033,500.00	29,302,797.83
Park West (TX)	—	957,192.18	648,705.00	5,695,733.91
Park West End (VA)	—	817,721.91	1,562,500.00	12,689,171.12
Parkfield	—	215,206.34	8,330,000.00	28,861,558.30
Parkridge Place	—	1,268,947.95	6,432,900.00	18,363,910.43
Parkside	—	2,220,344.20	6,246,700.00	14,047,797.11
Parkview Terrace	—	1,241,722.12	4,969,200.00	36,895,499.18
Parkville (Col)	—	245,383.55	150,432.98	1,571,140.04
Parkville (IN)	—	126,384.05	103,434.26	1,037,877.63
Parkville (Par)	—	117,955.07	127,863.02	1,244,592.62
Parkville (WV)	—	95,664.16	105,459.86	1,025,070.49
Parkway North (REIT)	—	80,792.90	145,350.00	1,388,907.88
Parkwood (CT)	—	68,341.52	531,364.67	3,620,405.58
Patchen Oaks	—	639,217.08	1,345,300.00	8,768,426.62
Pembroke Lake	—	591,742.76	511,947.00	9,481,282.12
Phillips Park	—	78,291.48	816,921.82	5,539,246.63
Pine Barrens	—	236,475.48	268,302.86	2,600,516.07
Pine Harbour	—	1,474,181.50	1,664,300.00	16,445,096.34
Pine Knoll	—	116,486.55	138,052.24	1,332,877.24
Pine Lake	—	71,473.49	79,876.79	775,275.07
Pine Meadows I (FL)	—	323,906.83	152,019.39	1,663,503.31
Pine Terrace I	—	456,044.68	288,991.84	3,002,471.09
Pine Tree Club	—	410,004.50	1,125,000.00	7,427,086.70
Pinellas Pines	—	199,885.02	174,999.26	1,741,819.22
Pines of Cloverlane	—	5,405,873.97	1,907,800.00	22,173,393.33
Pines of Springdale	—	970,267.17	473,867.00	5,235,441.49
Plum Tree	—	834,290.96	1,996,700.00	21,081,486.35
Plumwood (Che)	—	77,275.99	84,922.60	825,536.66
Plumwood (For)	—	147,101.39	131,350.81	1,304,345.20
Plumwood I	—	313,222.60	289,814.33	2,866,819.94
Plumwood II	—	80,246.31	107,583.06	1,028,170.32
Point (NC)	—	321,242.34	1,700,000.00	25,738,509.12
Pointe at South Mountain	—	1,092,343.96	2,228,800.00	21,151,654.94
Pointe East Condo, LLC	—	400,433.41	602,600.00	5,996,959.66
Polos East	—	634,480.98	1,386,000.00	19,693,101.02
Port Royale	—	1,271,364.27	1,754,200.00	17,061,237.40
Port Royale II	—	794,671.32	1,022,200.00	9,997,837.30
Port Royale III	—	1,071,946.36	7,454,900.00	15,815,100.01
Portland Center	—	3,487,178.82	6,032,900.00	47,041,577.35
Portofino	—	395,597.69	3,572,400.00	15,056,591.45
Portofino (Val)	—	288,784.82	8,640,000.00	21,775,911.09
Portside Towers	—	2,205,372.25	22,455,700.00	99,048,285.24
Prairie Creek I	—	560,894.85	4,067,291.52	39,546,917.14
Preakness	—	1,548,008.89	1,561,900.00	9,216,529.47
Preserve at Squaw Peak	—	309,724.28	517,788.00	8,843,716.11
Preston at Willowbend	—	2,571,345.90	872,500.00	10,450,261.14
Preston Bend	—	659,236.79	1,085,200.00	10,191,293.05
Princeton Court	—	193,638.17	116,696.04	1,221,857.49
Princeton Square	—	605,199.08	864,000.00	12,515,676.78
Promenade (FL)	—	1,261,398.23	2,124,193.40	27,065,435.18
Promenade at Aventura	—	339,724.27	13,320,000.00	30,693,472.70

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Oak Park North	17,602,441.27	(4,124,874.79)	1990	30 Years
Oak Park South	17,450,594.28	(4,143,978.20)	1989	30 Years
Oak Ridge	1,978,538.05	(245,925.95)	1985	30 Years
Oak Shade	2,368,478.40	(273,754.65)	1985	30 Years
Oakland Hills	8,484,180.78	(531,463.77)	1987	30 Years
Oakley Woods	1,819,368.78	(227,165.02)	1984	30 Years
Oaks (NC)	26,110,311.85	(3,657,832.39)	1996	30 Years
Oakwood Manor	1,756,535.26	(200,013.13)	1986	30 Years
Oakwood Village (FL)	1,771,937.95	(233,043.77)	1986	30 Years
Oakwood Village (GA)	1,716,922.63	(197,384.04)	1985	30 Years
Ocean Walk	29,349,463.54	(4,899,446.55)	1990	30 Years
Old Archer Court	1,937,877.61	(253,974.67)	1977	30 Years
Old Mill Glen	3,140,671.17	(224,631.47)	1983	30 Years
Olde Redmond Place	19,582,174.81	(2,445,905.27)	1986	30 Years
Olivewood (MI)	5,416,783.79	(626,462.52)	1986	30 Years
Olivewood I	2,063,101.17	(256,860.61)	1985	30 Years
Olivewood II	2,012,343.42	(239,256.95)	1986	30 Years
One Eton Square	17,657,004.80	(3,776,803.33)	1985	30 Years
Orchard Ridge	5,401,184.80	(1,583,021.44)	1988	30 Years
Overlook	12,278,360.77	(2,765,538.07)	1985	30 Years
Overlook Manor	5,844,155.47	(820,329.71)	1980/1985	30 Years
Overlook Manor II	8,620,353.87	(1,136,672.62)	1980/1985	30 Years
Overlook Manor III	4,137,347.51	(533,632.71)	1980/1985	30 Years
Paces Station	40,638,951.01	(7,924,006.70)	1984-1988/1989	30 Years
Palladia	51,516,449.30	(2,190,488.62)	2000	30 Years
Palm Place	2,794,697.92	(348,604.53)	1984	30 Years
Panther Ridge	11,429,042.23	(2,474,737.50)	1980	30 Years
Paradise Pointe	21,860,672.70	(5,991,328.13)	1987-90	30 Years
Parc Royale	14,955,275.01	(1,895,800.74)	1994	30 Years
Park Meadow	16,578,321.48	(2,976,819.75)	1986	30 Years
Park Place (MN)	13,102,032.51	(3,136,398.39)	1986	30 Years
Park Place (TX)	14,020,911.70	(2,313,231.39)	1996	30 Years
Park Place II	12,917,251.58	(2,997,738.17)	1986	30 Years
Park Place West (CT)	3,699,910.05	(264,951.46)	1961	30 Years
Park West (CA)	32,336,297.83	(7,935,898.53)	1987/90	30 Years
Park West (TX)	6,344,438.91	(2,081,951.08)	1985	30 Years
Park West End (VA)	14,251,671.12	(2,488,524.92)	1985	30 Years
Parkfield	37,191,558.30	(2,123,297.80)	2000	30 Years
Parkridge Place	24,796,810.43	(3,929,267.72)	1985	30 Years
Parkside	20,294,497.11	(2,556,784.29)	1979	30 Years
Parkview Terrace	41,864,699.18	(6,840,789.56)	1986	30 Years
Parkville (Col)	1,721,573.02	(244,776.86)	1978	30 Years
Parkville (IN)	1,141,311.89	(146,656.54)	1982	30 Years
Parkville (Par)	1,372,455.64	(158,017.29)	1982	30 Years
Parkville (WV)	1,130,530.35	(130,099.16)	1982	30 Years
Parkway North (REIT)	1,534,257.88	(112,063.47)	1984	30 Years
Parkwood (CT)	4,151,770.25	(307,263.89)	1975	30 Years
Patchen Oaks	10,113,726.62	(1,634,205.39)	1990	30 Years
Pembroke Lake	9,993,229.12	(1,186,728.52)	1975	30 Years
Phillips Park	6,356,168.45	(423,017.01)	1988	30 Years
Pine Barrens	2,868,818.93	(342,795.63)	1986	30 Years
Pine Harbour	18,109,396.34	(5,644,888.98)	1991	30 Years
Pine Knoll	1,470,929.48	(162,752.96)	1985	30 Years
Pine Lake	855,151.86	(101,278.07)	1982	30 Years
Pine Meadows I (FL)	1,815,522.70	(253,479.68)	1985	30 Years
Pine Terrace I	3,291,462.93	(449,155.39)	1983	30 Years
Pine Tree Club	8,552,086.70	(1,063,544.52)	1986	30 Years
Pinellas Pines	1,916,818.48	(223,204.58)	1983	30 Years
Pines of Cloverlane	24,081,193.33	(7,414,920.18)	1975-79	30 Years
Pines of Springdale	5,709,308.49	(1,890,337.35)	1985/87	30 Years
Plum Tree	23,078,186.35	(3,884,590.92)	1989	30 Years
Plumwood (Che)	910,459.26	(107,622.39)	1980	30 Years
Plumwood (For)	1,435,696.01	(182,425.38)	1981	30 Years
Plumwood I	3,156,634.27	(375,254.16)	1978	30 Years
Plumwood II	1,135,753.38	(126,507.44)	1983	30 Years
Point (NC)	27,438,509.12	(3,917,791.85)	1996	30 Years
Pointe at South Mountain	23,380,454.94	(4,647,638.83)	1988	30 Years
Pointe East Condo, LLC	6,599,559.66	(1,770,500.28)	1988	30 Years
Polos East	21,079,101.02	(3,106,816.26)	1991	30 Years
Port Royale	18,815,437.40	(5,245,636.30)	1988	30 Years
Port Royale II	11,020,037.30	(2,729,874.55)	1988	30 Years
Port Royale III	23,270,000.01	(3,491,865.36)	1988	30 Years
Portland Center	53,074,477.35	(7,615,609.84)	1965	30 Years
Portofino	18,628,991.45	(2,802,413.76)	1989	30 Years
Portofino (Val)	30,415,911.09	(1,560,945.68)	1989	30 Years
Portside Towers	121,503,985.24	(15,701,096.19)	1992/1997	30 Years
Prairie Creek I	43,614,208.66	(5,370,898.68)	1998/99	30 Years
Preakness	10,778,429.47	(2,172,061.17)	1986	30 Years
Preserve at Squaw Peak	9,361,504.11	(1,679,679.05)	1990	30 Years
Preston at Willowbend	11,322,761.14	(3,823,384.91)	1985	30 Years
Preston Bend	11,276,493.05	(2,342,010.41)	1986	30 Years
Princeton Court	1,338,553.53	(164,895.88)	1985	30 Years
Princeton Square	13,379,676.78	(2,031,423.67)	1984	30 Years
Promenade (FL)	29,189,628.58	(4,106,405.23)	1994	30 Years
Promenade at Aventura	44,013,472.70	(1,919,115.18)	1995	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Promenade at Wyndham Lakes	Coral Springs, FL	—		6,640,000.00	26,743,759.79
Promenade Terrace	Corona, CA	14,673,985.07		2,282,800.00	20,546,289.38
Promontory Pointe I & II	Phoenix, AZ	—		2,355,509.00	30,421,839.60
Prospect Towers	Hackensack, NJ	14,098,134.08		3,926,600.00	27,966,416.19
Prospect Towers II	Hackensack, NJ	—		4,500,000.00	32,988,329.41
Providence at Kirby	Houston, TX	18,338,179.50		3,945,000.00	20,587,666.33
Pueblo Villas	Albuquerque, NM	—		855,600.00	7,694,320.11
Quail Call	Albany, GA	684,084.74		104,723.44	922,727.65
Ramblewood I (Val)	Valdosta, GA	—		132,083.69	1,163,801.21
Ramblewood II (Aug)	Augusta, GA	—		169,269.38	1,490,782.67
Ramblewood II (Val)	Valdosta, GA	—		61,672.12	543,398.57
Ranchside	New Port Richey, FL	—		144,692.45	1,274,898.15
Ranchstone	Houston, TX	—		770,000.00	15,371,430.67
Ravens Crest	Plainsboro, NJ	—		4,670,850.00	42,080,642.31
Ravinia	Greenfield, WI		(N)	1,240,100.00	12,055,713.24
Red Deer I	Fairborn, OH	—		204,316.78	1,800,253.53
Red Deer II	Fairborn, OH	—		193,851.63	1,708,044.09
Redan Village I	Decatur, GA	—		274,294.48	2,416,963.33
Redan Village II	Decatur, GA	—		240,605.46	2,119,855.32
Redlands Lawn and Tennis	Redlands, CA	—		4,822,320.00	26,359,328.48
Regency	Charlotte, NC	—		890,000.00	11,783,919.89
Regency Palms	Huntington Beach, CA	—		1,857,400.00	16,713,253.54
Remington Place	Pheonix, AZ	—		1,492,750.00	13,377,478.30
Reserve at Ashley Lake	Boynton Beach, FL	24,150,000.00		3,520,400.00	23,332,493.58
Reserve at Fairfax Corners	Fairfax, VA	—		15,804,057.13	63,216,228.51
Reserve Square Combined	Cleveland, OH (G)	—		2,618,851.89	23,582,868.99
Retreat, The	Phoenix, AZ		(S)	3,475,114.00	27,265,251.81
Ribbon Mill	Manchester, CT	4,414,097.57		787,929.00	5,267,144.05
Richmond Townhomes	Houston, TX	—		940,000.00	13,906,905.00
Ridgewood (Lou)	Louisville, KY	—		163,685.89	1,442,301.06
Ridgewood (MI)	Westland, MI	1,161,530.68		176,968.96	1,559,588.43
Ridgewood (Rus)	Russellville, KY	740,727.67		69,156.10	609,340.64
Ridgewood I (Bed)	Bedford, IN	818,907.23		107,119.92	943,843.19
Ridgewood I (Elk)	Elkhart, IN	—		159,371.17	1,404,233.72
Ridgewood I (GA)	Decatur, GA	1,326,579.20		230,574.17	2,031,609.72
Ridgewood I (Lex)	Lexington, KY	—		203,719.66	1,794,792.23
Ridgewood I (OH)	Columbus, OH	1,160,738.69		174,065.87	1,534,135.00
Ridgewood II (Bed)	Bedford, IN	848,893.80		99,558.74	877,220.98
Ridgewood II (Elk)	Elkhart, IN	—		215,334.70	1,897,333.39
Ridgewood II (GA)	Decatur, GA	954,440.18		164,999.02	1,453,626.21
Ridgewood II (OH)	Columbus, OH	1,122,047.40		162,913.98	1,435,647.68
Ridgewood Village	San Diego, CA		(J)	5,761,500.00	14,032,510.64
Ridgewood Village II	San Diego, CA	—		6,048,000.00	19,971,537.18
Rincon	Houston, TX	—		4,401,900.00	16,734,745.75
River Glen I	Reynoldsburg, OH	—		171,271.91	1,508,892.15
River Glen II	Reynoldsburg, OH	1,119,412.57		158,683.55	1,398,175.02
River Hill	Grand Prairie, TX	—		2,004,000.00	19,272,943.71
River Oaks (CA)	Oceanside, CA	10,438,479.00		5,600,000.00	20,673,713.81
River Park	Fort Worth, TX	7,353,502.23		2,245,400.00	8,811,726.50
Rivers Bend (CT)	Windsor, CT		(P)	3,325,516.73	22,230,398.58
Rivers Edge	Waterbury, CT	—		781,900.00	6,561,167.21
Rivers End I	Jacksonville, FL	1,343,119.61		171,744.81	1,507,064.67
Rivers End II	Jacksonville, FL	—		190,687.68	1,680,171.28
River Pointe at Den Rock Park	Lawrence, MA	18,100,000.00		4,615,702.11	18,406,208.83
Riverside Park	Tulsa, OK	—		1,441,400.00	12,371,637.06
Riverview Condominiums	Norwalk, CT	6,125,037.67		2,300,000.00	7,406,729.78
Roanoke	Rochester Hills, MI	40,500.00		369,911.16	3,259,270.40
Rock Creek	Corrboro, NC	—		895,700.00	8,062,542.86
Rockingham Glen	West Roxbury, MA	2,395,953.57		1,124,216.91	7,515,159.93
Rolido Parque	Houston, TX	6,830,444.31		2,955,900.00	7,931,879.77
Rolling Green (Amherst)	Amherst, MA	3,927,835.67		1,340,701.85	8,962,317.43
Rolling Green (Fall River)	Fall River, MA	7,832,720.51		2,481,821.11	16,780,359.12
Rolling Green (Milford)	Milford, MA	7,791,026.73		2,012,350.35	13,452,150.14
Rosecliff	Quincy, MA	—		5,460,000.00	15,722,948.35
Rosehill Pointe	Lenexa, KS		(R)	2,093,300.00	18,863,514.87
Rosewood (KY)	Louisville, KY	—		253,452.90	2,233,196.22
Rosewood (OH)	Columbus, OH	—		212,378.37	1,871,185.91
Rosewood Commons I	Indianapolis, IN	1,780,506.79		228,644.39	2,014,652.29
Rosewood Commons II	Indianapolis, IN	—		220,463.03	1,942,519.54
Royal Oak	Eagan, MN	13,139,491.00		1,602,903.51	14,423,662.47
Royal Oaks (FL)	Jacksonville, FL	—		1,988,000.00	13,645,117.44
Royale	Cranston, RI		(P)	512,785.47	3,427,865.91
Sabal Palm at Boot Ranch	Palm Harbor, FL	—		3,888,000.00	28,923,691.69
Sabal Palm at Carrollwood Place	Tampa, FL	—		3,888,000.00	26,911,542.48
Sabal Palm at Lake Buena Vista	Orlando, FL	21,170,000.00		2,800,000.00	23,687,892.95
Sabal Palm at Metrowest	Orlando, FL	—		4,110,000.00	38,394,864.86
Sabal Palm at Metrowest II	Orlando, FL	—		4,560,000.00	33,907,282.83
Sabal Pointe	Coral Springs, FL	—		1,951,600.00	17,570,507.92
Saddle Ridge	Ashburn, VA	—		1,364,800.00	12,283,616.32
Sailboat Bay	Raleigh, NC	—		960,000.00	8,797,579.84
St. Andrews at Winston Park	Coconut Creek, FL	—		5,680,000.00	19,812,090.27
Sandalwood	Toledo, OH	1,062,692.38		151,926.23	1,338,635.64
Sandpiper II	Fort Pierce, FL	—		155,495.65	1,369,987.12
Sanford Court	Sanford, FL	1,681,432.84		238,814.10	2,104,212.44
Savannah Lakes	Boynton Beach, FL	—		7,000,000.00	30,422,606.70

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures(A)
Promenade at Wyndham Lakes	—	236,026.23	6,640,000.00	26,979,786.02
Promenade Terrace	—	1,105,005.11	2,282,800.00	21,651,294.49
Promontory Pointe I & II	—	1,163,229.75	2,355,509.00	31,585,069.35
Prospect Towers	—	2,147,267.17	3,926,600.00	30,113,683.36
Prospect Towers II	—	4,914.05	4,500,000.00	32,993,243.46
Providence at Kirby	—	215.42	3,945,000.00	20,587,881.75
Pueblo Villas	—	1,761,637.56	855,600.00	9,455,957.67
Quail Call	—	119,621.30	104,723.44	1,042,348.95
Ramblewood I (Val)	—	87,961.53	132,083.69	1,251,762.74
Ramblewood II (Aug)	—	274,767.43	169,269.38	1,765,550.10
Ramblewood II (Val)	—	27,993.36	61,672.12	571,391.93
Ranchside	—	148,381.27	144,692.45	1,423,279.42
Ranchstone	—	276,946.71	770,000.00	15,648,377.38
Ravens Crest	—	3,994,205.46	4,670,850.00	46,074,847.77
Ravinia	—	467,929.39	1,240,100.00	12,523,642.63
Red Deer I	—	150,334.81	204,316.78	1,950,588.34
Red Deer II	—	118,587.57	193,851.63	1,826,631.66
Redan Village I	—	197,796.89	274,294.48	2,614,760.22
Redan Village II	—	124,469.73	240,605.46	2,244,325.05
Redlands Lawn and Tennis	—	1,450,244.71	4,822,320.00	27,809,573.19
Regency	—	629,719.36	890,000.00	12,413,639.25
Regency Palms	—	1,564,041.57	1,857,400.00	18,277,295.11
Remington Place	—	1,958,692.37	1,492,750.00	15,336,170.67
Reserve at Ashley Lake	—	1,103,926.95	3,520,400.00	24,436,420.53
Reserve at Fairfax Corners	—	76,720.86	15,804,057.13	63,292,949.37
Reserve Square Combined	—	15,256,869.81	2,618,851.89	38,839,738.80
Retreat, The	—	322,549.15	3,475,114.00	27,587,800.96
Ribbon Mill	—	147,463.42	787,929.00	5,414,607.47
Richmond Townhomes	—	417,479.69	940,000.00	14,324,384.69
Ridgewood (Lou)	—	71,899.84	163,685.89	1,514,200.90
Ridgewood (MI)	—	167,332.53	176,968.96	1,726,920.96
Ridgewood (Rus)	—	86,322.11	69,156.10	695,662.75
Ridgewood I (Bed)	—	101,351.24	107,119.92	1,045,194.43
Ridgewood I (Elk)	—	212,345.51	159,371.17	1,616,579.23
Ridgewood I (GA)	—	150,802.86	230,574.17	2,182,412.58
Ridgewood I (Lex)	—	134,781.13	203,719.66	1,929,573.36
Ridgewood I (OH)	—	173,832.87	174,065.87	1,707,967.87
Ridgewood II (Bed)	—	77,856.59	99,558.74	955,077.57
Ridgewood II (Elk)	—	282,705.39	215,334.70	2,180,038.78
Ridgewood II (GA)	—	74,596.35	164,999.02	1,528,222.56
Ridgewood II (OH)	—	127,959.64	162,913.98	1,563,607.32
Ridgewood Village	—	139,324.91	5,761,500.00	14,171,835.55
Ridgewood Village II	—	28,679.67	6,048,000.00	20,000,216.85
Rincon	—	630,259.78	4,401,900.00	17,365,005.53
River Glen I	—	102,834.57	171,271.91	1,611,726.72
River Glen II	—	133,473.39	158,683.55	1,531,648.41
River Hill	—	649,143.04	2,004,000.00	19,922,086.75
River Oaks (CA)	—	524,622.09	5,600,000.00	21,198,335.90
River Park	—	1,789,868.90	2,245,400.00	10,601,595.40
Rivers Bend (CT)	—	228,536.08	3,325,516.73	22,458,934.66
Rivers Edge	—	342,197.03	781,900.00	6,903,364.24
Rivers End I	—	192,458.75	171,744.81	1,699,523.42
Rivers End II	—	168,670.63	190,687.68	1,848,841.91
River Pointe at Den Rock Park	—	—	4,615,702.11	18,406,208.83
Riverside Park	—	563,104.54	1,441,400.00	12,934,741.60
Riverview Condominiums	—	748,809.82	2,300,000.00	8,155,539.60
Roanoke	—	160,269.11	369,911.16	3,419,539.51
Rock Creek	—	671,043.01	895,700.00	8,733,585.87
Rockingham Glen	—	177,529.83	1,124,216.91	7,692,689.76
Rolido Parque	—	1,306,358.06	2,955,900.00	9,238,237.83
Rolling Green (Amherst)	—	454,891.94	1,340,701.85	9,417,209.37
Rolling Green (Fall River)	—	730,420.64	2,481,821.11	17,510,779.76
Rolling Green (Milford)	—	867,111.96	2,012,350.35	14,319,262.10
Rosecliff	—	55,958.02	5,460,000.00	15,778,906.37
Rosehill Pointe	—	3,229,392.58	2,093,300.00	22,092,907.45
Rosewood (KY)	—	218,410.03	253,452.90	2,451,606.25
Rosewood (OH)	—	227,442.54	212,378.37	2,098,628.45
Rosewood Commons I	—	213,438.48	228,644.39	2,228,090.77
Rosewood Commons II	—	163,163.28	220,463.03	2,105,682.82
Royal Oak	—	791,337.95	1,602,903.51	15,215,000.42
Royal Oaks (FL)	—	547,560.55	1,988,000.00	14,192,677.99
Royale	—	105,581.62	512,785.47	3,533,447.53
Sabal Palm at Boot Ranch	—	951,788.76	3,888,000.00	29,875,480.45
Sabal Palm at Carrollwood Place	—	639,972.72	3,888,000.00	27,551,515.20
Sabal Palm at Lake Buena Vista	—	832,921.40	2,800,000.00	24,520,814.35
Sabal Palm at Metrowest	—	1,077,090.21	4,110,000.00	39,471,955.07
Sabal Palm at Metrowest II	—	457,514.75	4,560,000.00	34,364,797.58
Sabal Pointe	—	1,637,018.52	1,951,600.00	19,207,526.44
Saddle Ridge	—	762,469.97	1,364,800.00	13,046,086.29
Sailboat Bay	—	406,975.50	960,000.00	9,204,555.34
St. Andrews at Winston Park	—	135,605.24	5,680,000.00	19,947,695.51
Sandalwood	—	63,494.07	151,926.23	1,402,129.71
Sandpiper II	—	306,312.63	155,495.65	1,676,299.75
Sanford Court	—	295,136.86	238,814.10	2,399,349.30
Savannah Lakes	—	72,807.26	7,000,000.00	30,495,413.96

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Promenade at Wyndham Lakes	33,619,786.02	(2,419,285.12)	1998	30 Years
Promenade Terrace	23,934,094.49	(5,177,431.95)	1990	30 Years
Promontory Pointe I & II	33,940,578.35	(5,915,984.99)	1984/1996	30 Years
Prospect Towers	34,040,283.36	(5,171,207.86)	1995	30 Years
Prospect Towers II	37,493,243.46	(586,316.61)	2002	30 Years
Providence at Kirby	24,532,881.75	(68,096.95)	1999	30 Years
Pueblo Villas	10,311,557.67	(2,723,921.65)	1975	30 Years
Quail Call	1,147,072.39	(153,869.35)	1984	30 Years
Ramblewood I (Val)	1,383,846.43	(164,670.21)	1983	30 Years
Ramblewood II (Aug)	1,934,819.48	(255,688.81)	1986	30 Years
Ramblewood II (Val)	633,064.05	(75,448.32)	1983	30 Years
Ranchside	1,567,971.87	(190,994.64)	1985	30 Years
Ranchstone	16,418,377.38	(2,412,056.59)	1996	30 Years
Ravens Crest	50,745,697.77	(14,616,778.19)	1984	30 Years
Ravinia	13,763,742.63	(2,330,780.77)	1991	30 Years
Red Deer I	2,154,905.12	(244,784.45)	1986	30 Years
Red Deer II	2,020,483.29	(227,385.90)	1987	30 Years
Redan Village I	2,889,054.70	(332,444.35)	1984	30 Years
Redan Village II	2,484,930.51	(273,768.11)	1986	30 Years
Redlands Lawn and Tennis	32,631,893.19	(5,348,475.44)	1986	30 Years
Regency	13,303,639.25	(1,942,899.42)	1986	30 Years
Regency Palms	20,134,695.11	(4,770,275.62)	1969	30 Years
Remington Place	16,828,920.67	(4,166,676.06)	1983	30 Years
Reserve at Ashley Lake	27,956,820.53	(4,751,256.08)	1990	30 Years
Reserve at Fairfax Corners	79,097,006.50	(407,712.06)	2001	30 Years
Reserve Square Combined	41,458,590.69	(15,856,039.43)	1973	30 Years
Retreat, The	31,062,914.96	(3,540,432.38)	1999	30 Years
Ribbon Mill	6,202,536.47	(435,437.24)	1908	30 Years
Richmond Townhomes	15,264,384.69	(2,229,797.16)	1995	30 Years
Ridgewood (Lou)	1,677,886.79	(186,061.50)	1984	30 Years
Ridgewood (MI)	1,903,889.92	(216,625.82)	1983	30 Years
Ridgewood (Rus)	764,818.85	(107,262.68)	1984	30 Years
Ridgewood I (Bed)	1,152,314.35	(143,234.10)	1984	30 Years
Ridgewood I (Elk)	1,775,950.40	(215,866.26)	1984	30 Years
Ridgewood I (GA)	2,412,986.75	(274,469.89)	1984	30 Years
Ridgewood I (Lex)	2,133,293.02	(241,712.24)	1984	30 Years
Ridgewood I (OH)	1,882,033.74	(218,162.26)	1984	30 Years
Ridgewood II (Bed)	1,054,636.31	(129,722.95)	1986	30 Years
Ridgewood II (Elk)	2,395,373.48	(299,692.76)	1986	30 Years
Ridgewood II (GA)	1,693,221.58	(185,620.14)	1986	30 Years
Ridgewood II (OH)	1,726,521.30	(200,311.82)	1985	30 Years
Ridgewood Village	19,933,335.55	(2,554,075.83)	1997	30 Years
Ridgewood Village II	26,048,216.85	(1,511,868.82)	1997	30 Years
Rincon	21,766,905.53	(3,571,362.26)	1996	30 Years
River Glen I	1,782,998.63	(199,011.16)	1987	30 Years
River Glen II	1,690,331.96	(183,384.77)	1987	30 Years
River Hill	21,926,086.75	(3,141,832.16)	1996	30 Years
River Oaks (CA)	26,798,335.90	(1,514,304.00)	1984	30 Years
River Park	12,846,995.40	(2,158,402.47)	1984	30 Years
Rivers Bend (CT)	25,784,451.39	(1,784,770.69)	1973	30 Years
Rivers Edge	7,685,264.24	(1,196,445.82)	1974	30 Years
Rivers End I	1,871,268.23	(226,129.81)	1986	30 Years
Rivers End II	2,039,529.59	(244,063.85)	1986	30 Years
River Pointe at Den Rock Park	23,021,910.94	—	2000	30 Years
Riverside Park	14,376,141.60	(2,619,595.36)	1994	30 Years
Riverview Condominiums	10,455,539.60	(609,557.75)	1991	30 Years
Roanoke	3,789,450.67	(415,987.31)	1985	30 Years
Rock Creek	9,629,285.87	(2,098,864.53)	1986	30 Years
Rockingham Glen	8,816,906.67	(632,324.37)	1974	30 Years
Rolido Parque	12,194,137.83	(2,128,163.25)	1978	30 Years
Rolling Green (Amherst)	10,757,911.22	(800,919.63)	1970	30 Years
Rolling Green (Fall River)	19,992,600.87	(1,519,323.33)	1971	30 Years
Rolling Green (Milford)	16,331,612.45	(1,245,454.47)	1970	30 Years
Rosecliff	21,238,906.37	(1,915,722.63)	1990	30 Years
Rosehill Pointe	24,186,207.45	(6,327,029.73)	1984	30 Years
Rosewood (KY)	2,705,059.15	(300,448.90)	1984	30 Years
Rosewood (OH)	2,311,006.82	(271,061.90)	1985	30 Years
Rosewood Commons I	2,456,735.16	(306,776.85)	1986	30 Years
Rosewood Commons II	2,326,145.85	(279,542.53)	1987	30 Years
Royal Oak	16,817,903.93	(2,953,451.43)	1989	30 Years
Royal Oaks (FL)	16,180,677.99	(2,300,536.06)	1991	30 Years
Royale	4,046,233.00	(291,644.79)	1976	30 Years
Sabal Palm at Boot Ranch	33,763,480.45	(4,612,557.84)	1996	30 Years
Sabal Palm at Carrollwood Place	31,439,515.20	(4,257,852.51)	1995	30 Years
Sabal Palm at Lake Buena Vista	27,320,814.35	(3,899,611.72)	1988	30 Years
Sabal Palm at Metrowest	43,581,955.07	(5,973,716.16)	1998	30 Years
Sabal Palm at Metrowest II	38,924,797.58	(5,227,802.71)	1997	30 Years
Sabal Pointe	21,159,126.44	(4,678,294.78)	1995	30 Years
Saddle Ridge	14,410,886.29	(3,464,047.40)	1989	30 Years
Sailboat Bay	10,164,555.34	(1,509,935.68)	1986	30 Years
St. Andrews at Winston Park	25,627,695.51	(473,938.27)	1997	30 Years
Sandalwood	1,554,055.94	(171,824.61)	1984	30 Years
Sandpiper II	1,831,795.40	(248,159.44)	1982	30 Years
Sanford Court	2,638,163.40	(333,865.38)	1976	30 Years
Savannah Lakes	37,495,413.96	(520,699.07)	1991	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Scarborough Square	Rockville, MD	4,949,751.44		1,815,000.00	7,608,125.57
Schooner Bay I	Foster City, CA	27,000,000.00		5,345,000.00	16,545,650.58
Schooner Bay II	Foster City, CA	23,760,000.00		4,550,000.00	14,607,258.63
Scottsdale Meadows	Scottsdale, AZ	—		1,512,000.00	11,407,698.76
Security Manor	Westfield, MA		(P)	355,456.23	2,376,152.12
Sedona Springs	Austin, TX		(S)	2,574,000.00	23,477,042.72
Seeley Lake	Lakewood, WA	—		2,760,400.00	24,845,286.28
Settlers Point	Salt Lake City, UT	—		1,715,100.00	15,437,046.26
Seventh & James	Seattle, WA	—		663,800.00	5,974,802.99
Shadetree	West Palm Beach, FL	—		532,000.00	1,420,721.36
Shadow Bay I	Jacksonville, FL	—		123,318.51	1,086,720.43
Shadow Bay II	Jacksonville, FL	953,942.18		139,708.74	1,231,134.03
Shadow Brook	Scottsdale, AZ	—		3,065,496.00	18,367,686.39
Shadow Lake	Doraville, GA	—		1,140,000.00	13,117,276.66
Shadow Ridge	Tallahassee, FL	—		150,326.51	1,324,061.38
Shadow Trace	Stone Mountain, GA	—		244,320.39	2,152,728.92
Shadowood I	Sarasota, FL	600,000.00		157,660.55	1,389,061.24
Shadowood II	Sarasota, FL	1,165,302.92		152,030.92	1,339,469.12
Sheffield Court	Arlington, VA	—		3,349,350.00	31,960,799.88
Sherbrook (IN)	Indianapolis, IN	1,597,767.51		171,920.49	1,514,706.88
Sherbrook (OH)	Columbus, OH	1,064,011.07		163,493.35	1,440,035.77
Sherbrook (PA)	Wexford, PA	—		279,665.03	2,464,403.71
Shoal Run	Birmingham, AL	—		1,380,000.00	12,218,577.43
Siena Terrace	Lake Forest, CA	17,814,299.72		8,900,000.00	24,083,023.60
Silver Creek	Phoenix, AZ	—		712,102.00	6,707,495.59
Silver Forest	Ocala, FL	825,954.02		126,535.69	1,114,917.31
Silver Shadow	Las Vegas, NV	—		953,440.00	8,599,510.80
Silver Springs (FL)	Jacksonville, FL	—		1,831,100.00	16,474,734.54
Silverwood	Mission, KS		(M)	1,230,000.00	11,070,904.41
Sky Pines I	Orlando, FL	2,203,000.17		349,028.75	3,075,448.67
Sky Ridge	Woodstock, GA	—		437,373.49	3,853,792.10
Skycrest	Valencia, CA	18,138,338.01		10,560,000.00	25,574,457.27
Skylark	Union City, CA	—		1,781,600.00	16,731,915.87
Skyview	Rancho Santa Margarita, CA	—		3,380,000.00	21,953,151.07
Slate Run (Hop)	Hopkinsville, KY	—		91,303.73	804,535.36
Slate Run (Ind)	Indianapolis, IN	1,953,399.94		295,593.01	2,604,496.55
Slate Run (Leb)	Lebanon, IN	1,185,948.26		154,060.96	1,357,444.95
Slate Run (Mia)	Miamisburg, OH	816,516.69		136,064.79	1,198,879.10
Slate Run I (Lou)	Louisville, KY	—		179,765.59	1,583,930.73
Slate Run II (Lou)	Louisville, KY	1,123,961.26		167,722.89	1,477,722.46
Smoketree Polo Club	Indio, CA	8,050,000.00		867,200.00	6,971,076.37
Sommerset Place	Raleigh, NC	—		360,000.00	7,800,205.70
Sonata at Cherry Creek	Denver, CO	—		5,490,000.00	18,130,479.26
Songbird	San Antonio, TX	—		1,082,500.00	9,733,790.98
Sonoran	Phoenix, AZ	—		2,361,922.00	31,841,723.63
Sonterra at Foothill Ranch	Foothill Ranch, CA		(R)	7,503,400.00	24,048,506.71
South Creek	Phoenix, AZ	—		2,671,300.00	24,042,041.82
South Pointe	St. Louis, MO	7,110,322.24		961,100.00	8,651,149.61
South Shore	Stockton, CA	6,833,000.00		840,000.00	6,512,940.85
Southwood	Palo Alto, CA	—		6,936,600.00	14,324,068.88
Spicewood	Indianapolis, IN	984,566.00		128,354.56	1,131,043.53
Spicewood Springs	Jacksonville, FL	—		1,536,000.00	21,138,008.81
Spinnaker Cove	Hermitage, TN		(M)	1,461,731.24	12,770,420.93
Spring Gate	Springfield, FL	—		132,951.42	1,171,446.91
Spring Hill Commons	Acton, MA	—		1,107,435.54	7,402,979.90
Spring Lake Manor	Birmingham, AL (T)	3,704,348.14		199,991.58	4,512,048.07
Springbrook	Anderson, SC	1,647,722.54		168,958.84	1,488,611.47
Springs Colony	Altamonte Springs, FL		(M)	640,400.00	5,852,156.88
Springtree (REIT)	W. Palm Beach, FL	1,174,930.37		183,100.00	1,648,300.69
Springwood (Col)	Columbus, OH	1,034,147.04		189,947.71	1,672,888.81
Springwood (IN)	New Haven, IN	—		119,198.99	1,050,337.97
Squaw Peak Condo, LLC	Phoenix, AZ	—		—	—
Steeplechase	Charlotte, NC	—		1,111,500.00	10,180,749.95
Sterling Point	Littleton, CO	—		935,500.00	8,419,199.52
Stewart Way I	Hinesville, GA	2,099,432.15		290,772.56	2,562,373.14
Stillwater	Savannah, GA	891,950.18		151,197.79	1,332,417.32
Stone Crossing	Montgomery, AL (T)	1,965,996.06		103,186.01	2,716,315.53
Stone Oak	Houston, TX	—		2,544,000.00	17,486,077.12
Stonehenge (Day)	Dayton, OH	—		202,293.85	1,782,140.24
Stonehenge (Ind)	Indianapolis, IN	1,154,560.95		146,810.32	1,293,558.94
Stonehenge (Jas)	Jasper, IN	411,010.05		78,334.74	690,214.46
Stonehenge (KY)	Glasgow, KY	764,674.44		111,631.60	983,596.05
Stonehenge (Mas)	Massillon, OH	—		145,386.28	1,281,011.57
Stonehenge I (Ric)	Richmond, IN	1,081,150.23		156,342.98	1,377,552.00
Stoney Creek	Lakewood, WA	—		1,215,200.00	10,938,133.89
Stratford Square	Winter Park, FL (T)	4,926,349.82		391,300.00	3,176,441.37
Strawberry Place	Plant City, FL	—		78,444.76	691,183.84
Sturbridge Meadows	Sturbridge, MA	2,245,460.96		702,446.99	4,695,714.32
Suffolk Grove I	Grove City, OH	—		214,106.74	1,886,414.73
Suffolk Grove II	Grove City, OH	—		167,682.97	1,477,568.67
Sugartree I	New Smyna Beach, FL	933,161.14		155,018.08	1,453,696.13
Summer Chase	Denver, CO		(Q)	1,709,200.00	15,375,007.91
Summer Creek	Plymouth, MN	2,174,330.19		579,600.00	3,815,800.17
Summer Ridge	Riverside, CA	—		602,400.00	5,422,807.38
Summerhill Glen	Maynard, MA	1,952,538.75		415,812.01	2,779,618.15

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures (A)
Scarborough Square	—	733,217.16	1,815,000.00	8,341,342.73
Schooner Bay I	—	217,348.48	5,345,000.00	16,762,999.06
Schooner Bay II	—	162,574.87	4,550,000.00	14,769,833.50
Scottsdale Meadows	—	597,015.84	1,512,000.00	12,004,714.60
Security Manor	—	29,939.74	355,456.23	2,406,091.86
Sedona Springs	—	964,952.99	2,574,000.00	24,441,995.71
Seeley Lake	—	1,167,454.42	2,760,400.00	26,012,740.70
Settlers Point	—	1,241,146.25	1,715,100.00	16,678,192.51
Seventh & James	—	1,747,327.05	663,800.00	7,722,130.04
Shadetree	—	230,771.10	532,000.00	1,651,492.46
Shadow Bay I	—	100,036.70	123,318.51	1,186,757.13
Shadow Bay II	—	105,578.16	139,708.74	1,336,712.19
Shadow Brook	—	824,719.44	3,065,496.00	19,192,405.83
Shadow Lake	—	403,494.70	1,140,000.00	13,520,771.36
Shadow Ridge	—	169,977.70	150,326.51	1,494,039.08
Shadow Trace	—	178,865.81	244,320.39	2,331,594.73
Shadowood I	—	198,233.23	157,660.55	1,587,294.47
Shadowood II	—	129,186.16	152,030.92	1,468,655.28
Sheffield Court	—	1,798,556.06	3,349,350.00	33,759,355.94
Sherbrook (IN)	—	127,570.05	171,920.49	1,642,276.93
Sherbrook (OH)	—	157,780.10	163,493.35	1,597,815.87
Sherbrook (PA)	—	197,106.83	279,665.03	2,661,510.54
Shoal Run	—	377,637.32	1,380,000.00	12,596,214.75
Siena Terrace	—	536,376.55	8,900,000.00	24,619,400.15
Silver Creek	—	395,765.94	712,102.00	7,103,261.53
Silver Forest	—	65,202.92	126,535.69	1,180,120.23
Silver Shadow	—	878,770.57	953,440.00	9,478,281.37
Silver Springs (FL)	—	3,652,155.22	1,831,100.00	20,126,889.76
Silverwood	—	1,692,197.65	1,230,000.00	12,763,102.06
Sky Pines I	—	251,803.70	349,028.75	3,327,252.37
Sky Ridge	—	264,118.40	437,373.49	4,117,910.50
Skycrest	—	209,167.90	10,560,000.00	25,783,625.17
Skylark	—	532,312.48	1,781,600.00	17,264,228.35
Skyview	—	198,219.23	3,380,000.00	22,151,370.30
Slate Run (Hop)	—	113,394.62	91,303.73	917,929.98
Slate Run (Ind)	—	322,379.41	295,593.01	2,926,875.96
Slate Run (Leb)	—	157,232.60	154,060.96	1,514,677.55
Slate Run (Mia)	—	117,797.65	136,064.79	1,316,676.75
Slate Run I (Lou)	—	197,808.63	179,765.59	1,781,739.36
Slate Run II (Lou)	—	137,959.06	167,722.89	1,615,681.52
Smoketree Polo Club	—	968,302.65	867,200.00	7,939,379.02
Sommerset Place	—	369,787.49	360,000.00	8,169,993.19
Sonata at Cherry Creek	—	169,827.72	5,490,000.00	18,300,306.98
Songbird	—	1,438,282.59	1,082,500.00	11,172,073.57
Sonoran	—	759,966.64	2,361,922.00	32,601,690.27
Sonterra at Foothill Ranch	—	256,681.97	7,503,400.00	24,305,188.68
South Creek	—	1,708,685.09	2,671,300.00	25,750,726.91
South Pointe	—	859,306.63	961,100.00	9,510,456.24
South Shore	—	323,612.01	840,000.00	6,836,552.86
Southwood	—	852,616.59	6,936,600.00	15,176,685.47
Spicewood	—	95,056.82	128,354.56	1,226,100.35
Spicewood Springs	—	2,796,500.05	1,536,000.00	23,934,508.86
Spinnaker Cove	—	1,205,081.29	1,461,731.24	13,975,502.22
Spring Gate	—	250,379.11	132,951.42	1,421,826.02
Spring Hill Commons	—	187,570.19	1,107,435.54	7,590,550.09
Spring Lake Manor	—	714,712.33	199,991.58	5,226,760.40
Springbrook	—	241,765.49	168,958.84	1,730,376.96
Springs Colony	—	1,172,603.09	640,400.00	7,024,759.97
Springtree (REIT)	—	54,022.61	183,100.00	1,702,323.30
Springwood (Col)	—	182,076.55	189,947.71	1,854,965.36
Springwood (IN)	—	131,424.49	119,198.99	1,181,762.46
Squaw Peak Condo, LLC	—	147,345.78	—	147,345.78
Steeplechase	—	539,016.49	1,111,500.00	10,719,766.44
Sterling Point	—	565,194.71	935,500.00	8,984,394.23
Stewart Way I	—	216,002.56	290,772.56	2,778,375.70
Stillwater	—	65,417.51	151,197.79	1,397,834.83
Stone Crossing	—	327,880.02	103,186.01	3,044,195.55
Stone Oak	—	(1,735.08)	2,544,000.00	17,484,342.04
Stonehenge (Day)	—	162,701.16	202,293.85	1,944,841.40
Stonehenge (Ind)	—	163,517.68	146,810.32	1,457,076.62
Stonehenge (Jas)	—	72,061.17	78,334.74	762,275.63
Stonehenge (KY)	—	75,962.88	111,631.60	1,059,558.93
Stonehenge (Mas)	—	157,497.25	145,386.28	1,438,508.82
Stonehenge I (Ric)	—	212,435.25	156,342.98	1,589,987.25
Stoney Creek	—	806,402.42	1,215,200.00	11,744,536.31
Stratford Square	—	312,029.20	391,300.00	3,488,470.57
Strawberry Place	—	108,071.79	78,444.76	799,255.63
Sturbridge Meadows	—	123,434.60	702,446.99	4,819,148.92
Suffolk Grove I	—	206,034.85	214,106.74	2,092,449.58
Suffolk Grove II	—	142,890.80	167,682.97	1,620,459.47
Sugartree I	—	144,201.28	155,018.08	1,597,897.41
Summer Chase	—	2,168,521.68	1,709,200.00	17,543,529.59
Summer Creek	—	306,358.37	579,600.00	4,122,158.54
Summer Ridge	—	343,719.80	602,400.00	5,766,527.18
Summerhill Glen	—	162,005.07	415,812.01	2,941,623.22

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Scarborough Square	10,156,342.73	(1,318,413.49)	1967	30 Years
Schooner Bay I	22,107,999.06	(930,578.23)	1985	30 Years
Schooner Bay II	19,319,833.50	(816,559.38)	1985	30 Years
Scottsdale Meadows	13,516,714.60	(2,279,417.94)	1984	30 Years
Security Manor	2,761,548.09	(199,325.67)	1971	30 Years
Sedona Springs	27,015,995.71	(3,871,987.62)	1995	30 Years
Seeley Lake	28,773,140.70	(5,505,299.43)	1990	30 Years
Settlers Point	18,393,292.51	(3,633,801.88)	1986	30 Years
Seventh & James	8,385,930.04	(1,653,124.21)	1992	30 Years
Shadetree	2,183,492.46	(110,900.87)	1982	30 Years
Shadow Bay I	1,310,075.64	(165,286.97)	1984	30 Years
Shadow Bay II	1,476,420.93	(181,896.61)	1985	30 Years
Shadow Brook	22,257,901.83	(3,630,294.72)	1984	30 Years
Shadow Lake	14,660,771.36	(2,118,224.34)	1989	30 Years
Shadow Ridge	1,644,365.59	(198,240.95)	1983	30 Years
Shadow Trace	2,575,915.12	(303,504.23)	1984	30 Years
Shadowood I	1,744,955.02	(205,204.52)	1982	30 Years
Shadowood II	1,620,686.20	(183,129.95)	1983	30 Years
Sheffield Court	37,108,705.94	(9,481,235.25)	1986	30 Years
Sherbrook (IN)	1,814,197.42	(226,063.50)	1986	30 Years
Sherbrook (OH)	1,761,309.22	(217,330.67)	1985	30 Years
Sherbrook (PA)	2,941,175.57	(333,119.13)	1986	30 Years
Shoal Run	13,976,214.75	(2,009,322.07)	1986	30 Years
Siena Terrace	33,519,400.15	(3,509,394.69)	1988	30 Years
Silver Creek	7,815,363.53	(1,434,514.39)	1986	30 Years
Silver Forest	1,306,655.92	(148,986.57)	1985	30 Years
Silver Shadow	10,431,721.37	(3,206,859.68)	1992	30 Years
Silver Springs (FL)	21,957,989.76	(4,327,304.69)	1985	30 Years
Silverwood	13,993,102.06	(4,130,330.54)	1986	30 Years
Sky Pines I	3,676,281.12	(441,212.34)	1986	30 Years
Sky Ridge	4,555,283.99	(506,082.10)	1987	30 Years
Skycrest	36,343,625.17	(1,845,998.77)	1999	30 Years
Skylark	19,045,828.35	(2,739,878.72)	1986	30 Years
Skyview	25,531,370.30	(2,848,815.21)	1999	30 Years
Slate Run (Hop)	1,009,233.71	(134,902.23)	1984	30 Years
Slate Run (Ind)	3,222,468.97	(373,301.40)	1984	30 Years
Slate Run (Leb)	1,668,738.51	(211,660.10)	1984	30 Years
Slate Run (Mia)	1,452,741.54	(164,529.61)	1985	30 Years
Slate Run I (Lou)	1,961,504.95	(221,945.43)	1984	30 Years
Slate Run II (Lou)	1,783,404.41	(193,916.58)	1985	30 Years
Smoketree Polo Club	8,806,579.02	(1,535,967.22)	1987-89	30 Years
Sommerset Place	8,529,993.19	(1,321,731.93)	1983	30 Years
Sonata at Cherry Creek	23,790,306.98	(1,380,474.18)	1999	30 Years
Songbird	12,254,573.57	(2,977,630.32)	1981	30 Years
Sonoran	34,963,612.27	(6,077,528.74)	1995	30 Years
Sonterra at Foothill Ranch	31,808,588.68	(4,128,409.63)	1997	30 Years
South Creek	28,422,026.91	(6,566,231.02)	1986-89	30 Years
South Pointe	10,471,556.24	(2,234,439.41)	1986	30 Years
South Shore	7,676,552.86	(450,598.86)	1979	30 Years
Southwood	22,113,285.47	(2,670,479.57)	1985	30 Years
Spicewood	1,354,454.91	(155,616.70)	1986	30 Years
Spicewood Springs	25,470,508.86	(4,229,176.56)	1986	30 Years
Spinnaker Cove	15,437,233.46	(3,199,137.67)	1986	30 Years
Spring Gate	1,554,777.44	(217,853.46)	1983	30 Years
Spring Hill Commons	8,697,985.63	(599,422.45)	1973	30 Years
Spring Lake Manor	5,426,751.98	(729,315.68)	1972	30 Years
Springbrook	1,899,335.80	(219,899.45)	1986	30 Years
Springs Colony	7,665,159.97	(2,537,728.50)	1986	30 Years
Springtree (REIT)	1,885,423.30	(128,785.60)	1982	30 Years
Springwood (Col)	2,044,913.07	(231,315.21)	1983	30 Years
Springwood (IN)	1,300,961.45	(154,267.59)	1981	30 Years
Squaw Peak Condo, LLC	147,345.78	—	1990	30 Years
Steeplechase	11,831,266.44	(1,811,165.77)	1986	30 Years
Sterling Point	9,919,894.23	(1,916,829.03)	1979	30 Years
Stewart Way I	3,069,148.26	(380,605.15)	1986	30 Years
Stillwater	1,549,032.62	(177,692.57)	1983	30 Years
Stone Crossing	3,147,381.56	(439,262.36)	1973	30 Years
Stone Oak	20,028,342.04	(61,707.75)	1998	30 Years
Stonehenge (Day)	2,147,135.25	(253,434.69)	1985	30 Years
Stonehenge (Ind)	1,603,886.94	(216,588.99)	1984	30 Years
Stonehenge (Jas)	840,610.37	(98,442.10)	1985	30 Years
Stonehenge (KY)	1,171,190.53	(143,763.02)	1983	30 Years
Stonehenge (Mas)	1,583,895.10	(188,400.66)	1984	30 Years
Stonehenge I (Ric)	1,746,330.23	(220,287.93)	1984	30 Years
Stoney Creek	12,959,736.31	(2,475,181.77)	1990	30 Years
Stratford Square	3,879,770.57	(501,214.29)	1972	30 Years
Strawberry Place	877,700.39	(119,558.59)	1982	30 Years
Sturbridge Meadows	5,521,595.91	(394,923.32)	1985	30 Years
Suffolk Grove I	2,306,556.32	(257,257.77)	1985	30 Years
Suffolk Grove II	1,788,142.44	(192,983.39)	1987	30 Years
Sugartree I	1,752,915.49	(207,569.75)	1984	30 Years
Summer Chase	19,252,729.59	(4,716,102.42)	1983	30 Years
Summer Creek	4,701,758.54	(773,981.60)	1985	30 Years
Summer Ridge	6,368,927.18	(1,453,710.72)	1985	30 Years
Summerhill Glen	3,357,435.23	(273,955.96)	1980	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Summerset Village	Chatsworth, CA		(Q)	2,891,345.68	23,702,466.45
Summerwood	Hayward, CA	—		4,866,600.00	6,942,743.34
Summit & Birch Hill	Farmington, CT		(P)	1,757,437.88	11,748,112.49
Summit at Lake Union	Seattle, WA	—		1,424,700.00	12,852,461.39
Summit Center (FL)	W. Palm Beach, FL	2,188,301.52		670,000.00	1,733,311.89
Summit Chase	Coral Springs, FL	—		1,122,100.00	4,431,710.99
Sun Creek	Glendale, AZ	—		896,929.00	7,066,939.86
Sunny Oak Village	Overland Park, KS		(R)	2,247,750.00	20,230,536.38
Sunnyside	Tifton, GA	1,272,055.24		166,887.10	1,470,612.23
Sunrise Springs	Las Vegas, NV	—		975,300.00	8,775,662.32
Sunset Way I	Miami, FL	1,533,067.81		258,567.91	2,278,539.10
Sunset Way II	Miami, FL	2,528,324.39		274,903.14	2,422,546.26
Suntree	West Palm Beach, FL	—		469,000.00	1,479,588.79
Suntree Village	Oro Valley, AZ	—		1,571,745.00	13,095,941.30
Surrey Downs	Bellevue, WA	—		3,057,100.00	7,848,618.09
Sutton Place	Dallas, TX	—		1,358,400.00	12,227,724.86
Sutton Place (FL)	Lakeland, FL	812,460.95		120,887.43	1,065,150.01
Sweetwater Glen	Lawrenceville, GA	—		500,000.00	10,469,749.09
Sycamore Creek	Scottsdale, AZ	—		3,152,000.00	19,083,727.11
Tabor Ridge	Berea, OH	—		235,940.28	2,079,290.00
Talleyrand	Tarrytown, NY (M)	35,000,000.00		12,000,000.00	49,639,416.46
Tamarlane	Portland, ME	—		690,900.00	5,153,632.57
Tanasbourne Terrace	Hillsboro, OR		(Q)	1,876,700.00	16,891,204.54
Tanglewood (RI)	West Warwick, RI	6,466,265.99		1,141,415.46	7,630,128.68
Tanglewood (VA)	Manassas, VA	25,110,000.00		2,108,295.00	20,932,970.86
Terrace Trace	Tampa, FL	1,563,419.78		193,916.40	1,708,614.78
Three Chopt West	Richmond, VA (T)	8,281,528.01		432,956.59	8,256,577.14
Thymewood II	Miami, FL	—		219,660.95	1,936,463.36
Tierra Antigua	Albuquerque, NM	6,406,402.21		1,825,000.00	7,792,856.06
Timber Hollow	Chapel Hill, NC	—		800,000.00	11,219,536.59
Timbercreek	Toledo, OH	1,472,904.88		203,419.77	1,792,349.87
Timberwalk	Jacksonville, FL	—		1,988,000.00	13,204,218.78
Timberwood	Aurora, CO	—		1,518,600.00	14,587,786.32
Timberwood (GA)	Perry, GA	—		144,299.39	1,271,304.85
Toscana	Irvine, CA	—		39,410,000.00	50,806,072.39
Town & Country	Birmingham, AL (T)	2,341,799.87		147,122.73	2,610,973.58
Town Center (TX)	Kingwood, TX	—		1,291,300.00	11,530,216.18
Town Center II (TX)	Kingwood, TX	—		1,375,000.00	14,169,655.96
Townhomes of Meadowbrook	Auburn Hills, MI	9,714,182.61		1,382,600.00	12,366,207.39
Townhouse Park	Richmond, VA (T)	7,469,152.19		384,176.00	9,599,803.46
Trails (CO), The	Aurora, CO		(Q)	1,217,900.00	8,877,204.73
Trails at Briar Forest	Houston, TX	13,236,572.01		2,380,000.00	24,911,560.72
Trails at Dominion Park	Houston, TX	13,937,236.33		2,531,800.00	35,699,589.07
Trailway Pond I	Burnsville, MN	4,909,210.00		479,284.26	4,312,143.56
Trailway Pond II	Burnsville, MN	11,354,755.00		1,107,287.54	9,961,408.87
Trinity Lakes	Cordova, TN	—		1,982,000.00	14,941,745.65
Turf Club	Littleton, CO		(S)	2,107,300.00	15,478,040.20
Turkscap I	Brandon, FL	—		125,766.44	1,108,139.39
Turkscap III	Brandon, FL	740,352.79		135,850.08	1,196,987.24
Twin Gates	Birmingham, AL (T)	4,809,005.23		273,144.27	4,826,938.66
Tyrone Gardens	Randolph, MA	—		4,953,000.00	5,799,572.09
University Square I	Tampa, FL	—		197,456.54	1,739,807.29
Valencia Plantation	Orlando, FL	—		873,000.00	12,819,377.37
Valley Creek I	Woodbury, MN	12,815,000.00		1,626,715.30	14,634,831.43
Valley Creek II	Woodbury, MN	10,100,000.00		1,232,659.25	11,097,830.18
Valleybrook	Newnan, GA	1,446,171.23		254,490.09	2,242,463.08
Valleyfield (KY)	Lexington, KY	1,767,839.89		252,328.74	2,223,757.07
Valleyfield (PA)	Bridgeville, PA	—		274,316.67	2,417,028.77
Valleyfield I	Decatur, GA	1,547,281.81		252,413.03	2,224,133.89
Valleyfield II	Decatur, GA	—		258,320.37	2,276,083.97
Van Deene Manor	West Springfield, MA		(P)	744,491.11	4,976,770.67
Via Ventura	Scottsdale, AZ	—		1,486,600.00	13,382,005.92
Villa Encanto	Phoenix, AZ		(S)	2,884,447.00	22,197,362.84
Villa Solana	Laguna Hills, CA	—		1,665,100.00	14,985,677.51
Village at Bear Creek	Lakewood, CO		(R)	4,519,700.00	40,676,389.86
Village at Lakewood	Phoenix, AZ		(O)	3,166,411.00	13,859,089.81
Village Oaks	Austin, TX	4,321,251.51		1,186,000.00	10,663,736.24
Village of Newport	Kent, WA	—		416,300.00	3,756,582.21
Villas at Josey Ranch	Carrollton, TX	6,500,644.00		1,587,700.00	7,254,727.19
Villas of Oak Creste	San Antonio, TX	—		905,800.00	8,151,737.96
Viridian Lake	Fort Myers, FL	—		960,000.00	17,806,757.92
Vista Del Lago	Mission Viejo, CA	29,114,696.97		4,525,800.00	40,736,293.14
Vista Del Lago (TX)	Dallas, TX	—		3,552,000.00	20,108,469.48
Vista Grove	Mesa, AZ	—		1,341,796.00	12,157,045.12
Walden Wood	Southfield, MI	5,363,993.34		834,700.00	7,513,690.33
Warwick Station	Westminster, CO	8,652,999.96		2,282,000.00	20,543,194.91
Waterbury (GA)	Athens, GA	—		147,450.03	1,299,195.48
Waterbury (IN)	Greenwood, IN	793,760.74		105,245.15	927,324.45
Waterbury (MI)	Westland, MI	—		331,738.84	2,922,588.70
Waterbury (OH)	Cincinnati, OH	—		193,166.67	1,701,833.85
Waterfield Square I	Stockton, CA	6,923,000.00		950,000.00	6,297,992.79
Waterfield Square II	Stockton, CA	6,595,000.00		845,000.00	5,811,080.03
Waterford (Jax)	Jacksonville, FL	—		3,550,922.50	23,764,665.75
Waterford at Deerwood	Jacksonville, FL	10,401,074.84		1,696,000.00	10,659,701.84
Waterford at Orange Park	Orange Park, FL	9,540,000.00		1,960,000.00	12,098,784.47

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures (A)
Summerset Village	—	724,786.26	2,891,345.68	24,427,252.71
Summerwood	—	554,732.38	4,866,600.00	7,497,475.72
Summit & Birch Hill	—	285,452.90	1,757,437.88	12,033,565.39
Summit at Lake Union	—	1,018,110.93	1,424,700.00	13,870,572.32
Summit Center (FL)	—	311,873.11	670,000.00	2,045,185.00
Summit Chase	—	593,633.28	1,122,100.00	5,025,344.27
Sun Creek	—	398,617.41	896,929.00	7,465,557.27
Sunny Oak Village	—	3,439,448.58	2,247,750.00	23,669,984.96
Sunnyside	—	179,112.32	166,887.10	1,649,724.55
Sunrise Springs	—	850,829.53	975,300.00	9,626,491.85
Sunset Way I	—	268,280.23	258,567.91	2,546,819.33
Sunset Way II	—	220,664.36	274,903.14	2,643,210.62
Suntree	—	33,930.39	469,000.00	1,513,519.18
Suntree Village	—	1,050,641.87	1,571,745.00	14,146,583.17
Surrey Downs	—	473,703.69	3,057,100.00	8,322,321.78
Sutton Place	—	3,509,923.33	1,358,400.00	15,737,648.19
Sutton Place (FL)	—	182,691.46	120,887.43	1,247,841.47
Sweetwater Glen	—	594,500.61	500,000.00	11,064,249.70
Sycamore Creek	—	896,655.29	3,152,000.00	19,980,382.40
Tabor Ridge	—	288,671.20	235,940.28	2,367,961.20
Talleyrand	—	79,227.44	12,000,000.00	49,718,643.90
Tamarlane	—	280,611.87	690,900.00	5,434,244.44
Tanasbourne Terrace	—	1,888,755.33	1,876,700.00	18,779,959.87
Tanglewood (RI)	—	120,135.79	1,141,415.46	7,750,264.47
Tanglewood (VA)	—	1,901,040.99	2,108,295.00	22,834,011.85
Terrace Trace	—	224,520.18	193,916.40	1,933,134.96
Three Chopt West	—	364,346.66	432,956.59	8,620,923.80
Thymewood II	—	146,603.79	219,660.95	2,083,067.15
Tierra Antigua	—	126,898.69	1,825,000.00	7,919,754.75
Timber Hollow	—	935,383.57	800,000.00	12,154,920.16
Timbercreek	—	148,062.83	203,419.77	1,940,412.70
Timberwalk	—	699,574.61	1,988,000.00	13,903,793.39
Timberwood	—	1,155,182.31	1,518,600.00	15,742,968.63
Timberwood (GA)	—	76,212.17	144,299.39	1,347,517.02
Toscana	—	1,172,555.82	39,410,000.00	51,978,628.21
Town & Country	—	278,261.40	147,122.73	2,889,234.98
Town Center (TX)	—	486,297.66	1,291,300.00	12,016,513.84
Town Center II (TX)	—	92,682.72	1,375,000.00	14,262,338.68
Townhomes of Meadowbrook	—	1,854,080.91	1,382,600.00	14,220,288.30
Townhouse Park	—	1,330,863.18	384,176.00	10,930,666.64
Trails (CO), The	—	2,575,039.27	1,217,900.00	11,452,244.00
Trails at Briar Forest	—	940,562.06	2,380,000.00	25,852,122.78
Trails at Dominion Park	—	2,328,398.71	2,531,800.00	38,027,987.78
Trailway Pond I	—	339,666.70	479,284.26	4,651,810.26
Trailway Pond II	—	454,028.69	1,107,287.54	10,415,437.56
Trinity Lakes	—	950,557.70	1,982,000.00	15,892,303.35
Turf Club	—	1,485,357.09	2,107,300.00	16,963,397.29
Turkscap I	—	281,390.57	125,766.44	1,389,529.96
Turkscap III	—	115,936.61	135,850.08	1,312,923.85
Twin Gates	—	286,816.50	273,144.27	5,113,755.16
Tyrone Gardens	—	640,282.98	4,953,000.00	6,439,855.07
University Square I	—	180,271.73	197,456.54	1,920,079.02
Valencia Plantation	—	223,161.18	873,000.00	13,042,538.55
Valley Creek I	—	1,057,766.60	1,626,715.30	15,692,598.03
Valley Creek II	—	484,784.15	1,232,659.25	11,582,614.33
Valleybrook	—	77,907.34	254,490.09	2,320,370.42
Valleyfield (KY)	—	247,806.97	252,328.74	2,471,564.04
Valleyfield (PA)	—	215,756.86	274,316.67	2,632,785.63
Valleyfield I	—	179,037.69	252,413.03	2,403,171.58
Valleyfield II	—	118,879.23	258,320.37	2,394,963.20
Van Deene Manor	—	56,172.01	744,491.11	5,032,942.68
Via Ventura	—	6,203,780.83	1,486,600.00	19,585,786.75
Villa Encanto	—	1,540,821.59	2,884,447.00	23,738,184.43
Villa Solana	—	2,027,096.71	1,665,100.00	17,012,774.22
Village at Bear Creek	—	870,741.72	4,519,700.00	41,547,131.58
Village at Lakewood	—	720,638.80	3,166,411.00	14,579,728.61
Village Oaks	—	1,051,659.11	1,186,000.00	11,715,395.35
Village of Newport	—	470,054.98	416,300.00	4,226,637.19
Villas at Josey Ranch	—	678,946.68	1,587,700.00	7,933,673.87
Villas of Oak Creste	—	1,351,998.38	905,800.00	9,503,736.34
Viridian Lake	—	1,272,036.55	960,000.00	19,078,794.47
Vista Del Lago	—	3,554,870.03	4,525,800.00	44,291,163.17
Vista Del Lago (TX)	—	123,571.70	3,552,000.00	20,232,041.18
Vista Grove	—	324,585.35	1,341,796.00	12,481,630.47
Walden Wood	—	1,842,225.07	834,700.00	9,355,915.40
Warwick Station	—	670,688.10	2,282,000.00	21,213,883.01
Waterbury (GA)	—	44,608.09	147,450.03	1,343,803.57
Waterbury (IN)	—	79,039.40	105,245.15	1,006,363.85
Waterbury (MI)	—	230,005.72	331,738.84	3,152,594.42
Waterbury (OH)	—	235,700.54	193,166.67	1,937,534.39
Waterfield Square I	—	241,256.71	950,000.00	6,539,249.50
Waterfield Square II	—	205,772.01	845,000.00	6,016,852.04
Waterford (Jax)	—	1,132,274.94	3,550,922.50	24,896,940.69
Waterford at Deerwood	—	716,092.97	1,696,000.00	11,375,794.81
Waterford at Orange Park	—	1,232,116.50	1,960,000.00	13,330,900.97

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Summerset Village	27,318,598.39	(5,518,472.01)	1985	30 Years
Summerwood	12,364,075.72	(1,354,657.83)	1982	30 Years
Summit & Birch Hill	13,791,003.27	(945,182.33)	1967	30 Years
Summit at Lake Union	15,295,272.32	(2,908,443.53)	1995-1997	30 Years
Summit Center (FL)	2,715,185.00	(219,752.04)	1987	30 Years
Summit Chase	6,147,444.27	(1,312,313.10)	1985	30 Years
Sun Creek	8,362,486.27	(1,481,739.45)	1985	30 Years
Sunny Oak Village	25,917,734.96	(6,976,826.96)	1984	30 Years
Sunnyside	1,816,611.65	(222,189.98)	1984	30 Years
Sunrise Springs	10,601,791.85	(2,982,764.49)	1989	30 Years
Sunset Way I	2,805,387.24	(332,139.61)	1987	30 Years
Sunset Way II	2,918,113.76	(334,835.80)	1988	30 Years
Suntree	1,982,519.18	(90,766.26)	1982	30 Years
Suntree Village	15,718,328.17	(3,003,932.83)	1986	30 Years
Surrey Downs	11,379,421.78	(1,396,194.23)	1986	30 Years
Sutton Place	17,096,048.19	(6,150,403.87)	1985	30 Years
Sutton Place (FL)	1,368,728.90	(175,958.22)	1984	30 Years
Sweetwater Glen	11,564,249.70	(1,766,935.77)	1986	30 Years
Sycamore Creek	23,132,382.40	(4,027,239.06)	1984	30 Years
Tabor Ridge	2,603,901.48	(310,133.44)	1986	30 Years
Talleyrand	61,718,643.90	(2,109,123.59)	1997-98	30 Years
Tamarlane	6,125,144.44	(1,180,017.37)	1986	30 Years
Tanasbourne Terrace	20,656,659.87	(6,153,641.59)	1986-89	30 Years
Tanglewood (RI)	8,891,679.93	(632,415.93)	1973	30 Years
Tanglewood (VA)	24,942,306.85	(6,784,938.19)	1987	30 Years
Terrace Trace	2,127,051.36	(251,012.98)	1985	30 Years
Three Chopt West	9,053,880.39	(1,059,743.82)	1962	30 Years
Thymewood II	2,302,728.10	(250,918.64)	1986	30 Years
Tierra Antigua	9,744,754.75	(511,457.60)	1985	30 Years
Timber Hollow	12,954,920.16	(1,896,999.16)	1986	30 Years
Timbercreek	2,143,832.47	(241,834.18)	1987	30 Years
Timberwalk	15,891,793.39	(2,262,657.26)	1987	30 Years
Timberwood	17,261,568.63	(2,890,420.19)	1983	30 Years
Timberwood (GA)	1,491,816.41	(172,750.84)	1985	30 Years
Toscana	91,388,628.21	(3,822,464.89)	1991/1993	30 Years
Town & Country	3,036,357.71	(402,084.37)	1973	30 Years
Town Center (TX)	13,307,813.84	(2,600,370.11)	1994	30 Years
Town Center II (TX)	15,637,338.68	(1,595,449.82)	1994	30 Years
Townhomes of Meadowbrook	15,602,888.30	(2,630,252.96)	1988	30 Years
Townhouse Park	11,314,842.64	(1,498,744.27)	1966	30 Years
Trails (CO), The	12,670,144.00	(4,367,766.79)	1986	30 Years
Trails at Briar Forest	28,232,122.78	(4,126,225.33)	1990	30 Years
Trails at Dominion Park	40,559,787.78	(8,565,594.07)	1992	30 Years
Trailway Pond I	5,131,094.52	(942,294.15)	1988	30 Years
Trailway Pond II	11,522,725.10	(2,014,290.61)	1988	30 Years
Trinity Lakes	17,874,303.35	(3,284,093.26)	1985	30 Years
Turf Club	19,070,697.29	(3,267,224.33)	1986	30 Years
Turkscap I	1,515,296.40	(208,915.94)	1977	30 Years
Turkscap III	1,448,773.93	(172,772.57)	1982	30 Years
Twin Gates	5,386,899.43	(695,167.80)	1967	30 Years
Tyrone Gardens	11,392,855.07	(1,172,612.20)	1961/1965	30 Years
University Square I	2,117,535.56	(236,178.48)	1979	30 Years
Valencia Plantation	13,915,538.55	(2,002,025.51)	1990	30 Years
Valley Creek I	17,319,313.33	(3,090,107.40)	1989	30 Years
Valley Creek II	12,815,273.58	(2,200,494.26)	1990	30 Years
Valleybrook	2,574,860.51	(284,281.15)	1986	30 Years
Valleyfield (KY)	2,723,892.78	(321,804.81)	1985	30 Years
Valleyfield (PA)	2,907,102.30	(333,610.61)	1985	30 Years
Valleyfield I	2,655,584.61	(299,306.53)	1984	30 Years
Valleyfield II	2,653,283.57	(287,737.50)	1985	30 Years
Van Deene Manor	5,777,433.79	(410,253.01)	1970	30 Years
Via Ventura	21,072,386.75	(7,311,318.19)	1980	30 Years
Villa Encanto	26,622,631.43	(4,839,063.09)	1983	30 Years
Villa Solana	18,677,874.22	(5,647,159.62)	1984	30 Years
Village at Bear Creek	46,066,831.58	(8,302,429.03)	1987	30 Years
Village at Lakewood	17,746,139.61	(2,960,571.50)	1988	30 Years
Village Oaks	12,901,395.35	(2,961,827.60)	1984	30 Years
Village of Newport	4,642,937.19	(1,394,466.28)	1987	30 Years
Villas at Josey Ranch	9,521,373.87	(1,473,490.99)	1986	30 Years
Villas of Oak Creste	10,409,536.34	(2,301,123.50)	1979	30 Years
Viridian Lake	20,038,794.47	(3,079,753.25)	1991	30 Years
Vista Del Lago	48,816,963.17	(14,338,037.47)	1986-88	30 Years
Vista Del Lago (TX)	23,784,041.18	(1,036,543.53)	1992	30 Years
Vista Grove	13,823,426.47	(2,189,357.61)	1997-1998	30 Years
Walden Wood	10,190,615.40	(3,507,219.60)	1972	30 Years
Warwick Station	23,495,883.01	(4,350,128.09)	1986	30 Years
Waterbury (GA)	1,491,253.60	(166,161.52)	1985	30 Years
Waterbury (IN)	1,111,609.00	(134,632.62)	1984	30 Years
Waterbury (MI)	3,484,333.26	(403,367.68)	1985	30 Years
Waterbury (OH)	2,130,701.06	(262,410.48)	1985	30 Years
Waterfield Square I	7,489,249.50	(442,187.95)	1984	30 Years
Waterfield Square II	6,861,852.04	(405,021.27)	1984	30 Years
Waterford (Jax)	28,447,863.19	(4,124,019.49)	1988	30 Years
Waterford at Deerwood	13,071,794.81	(1,981,888.53)	1985	30 Years
Waterford at Orange Park	15,290,900.97	(2,605,889.90)	1986	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description			Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Waterford at Regency	Jacksonville, FL	6,999,147.59		1,113,000.00	5,184,161.74
Waterford at the Lakes	Kent, WA	—		3,100,200.00	16,140,923.73
Waterford Village (Broward)	Delray Beach, FL	—		1,888,000.00	15,358,635.40
Watermark Square	Portland, OR	7,182,206.70		1,580,500.00	14,194,258.85
Waterstone Place	Federal Way, WA	—		2,964,000.00	26,674,598.90
Webster Green	Needham, MA	6,333,018.77		1,418,892.54	9,485,006.17
Welleby Lake Club	Sunrise, FL	—		3,648,000.00	17,620,879.42
Wellington Hill	Manchester, NH		(M)	1,890,200.00	17,120,661.97
Wellsford Oaks	Tulsa, OK	—		1,310,500.00	11,794,289.56
Wentworth	Roseville, MI	—		217,502.26	1,916,231.96
West Of Eastland	Columbus, OH	1,940,090.31		234,543.74	2,066,674.99
Westbrook Village	Manchester, MO	—		2,310,000.00	10,606,342.76
Westridge	Tacoma, WA	—		3,501,900.00	31,506,082.24
Westside Villas I	Los Angeles, CA	—		1,785,000.00	3,233,254.01
Westside Villas II	Los Angeles, CA	—		1,955,000.00	3,541,434.71
Westside Villas III	Los Angeles, CA	—		3,060,000.00	5,538,870.92
Westside Villas IV	Los Angeles, CA	—		3,060,000.00	5,539,390.29
Westside Villas V	Los Angeles, CA	—		5,100,000.00	9,224,485.21
Westside Villas VI	Los Angeles, CA	—		1,530,000.00	3,024,001.16
Westside Villas VII	Los Angeles, CA	—		4,505,000.00	10,758,899.55
Westway	Brunswick, GA	—		168,322.68	1,483,106.21
Westwood Glen	Westwood, MA	1,453,407.12		1,616,504.78	10,806,003.53
Westwood Pines	Tamarac, FL	—		1,528,600.00	13,739,616.00
Westwynd Apts	West Hartford, CT	—		308,543.13	2,062,547.68
Whispering Oaks	Walnut Creek, CA	10,200,302.55		2,170,800.00	19,539,586.15
Whispering Pines	Fr. Pierce, FL	—		384,000.00	621,367.08
Whispering Pines II	Fr. Pierce, FL	—		105,171.51	926,475.58
Whisperwood	Cordele, GA	—		84,240.30	742,373.88
White Bear Woods	White Bear Lake, MN	14,172,876.00		1,624,740.73	14,618,489.69
Wilcrest Woods	Savannah, GA	1,287,966.40		187,306.36	1,650,373.13
Wilde Lake	Richmond, VA	4,440,000.00		947,200.00	8,594,105.46
Wilkins Glen	Medfield, MA	1,744,067.32		538,482.64	3,599,646.22
Willow Brook (CA)	Pleasant Hill, CA	29,000,000.00		5,055,000.00	19,212,153.24
Willow Creek	Fresno, CA	5,112,000.00		275,000.00	5,045,091.01
Willow Creek I (GA)	Griffin, GA	—		145,768.69	1,298,973.46
Willow Lakes	Spartanburg, SC	1,984,790.93		200,989.58	1,770,937.26
Willow Run (GA)	Stone Mountain, GA	1,665,556.36		197,964.94	1,744,286.82
Willow Run (IN)	New Albany, IN	1,088,963.79		183,872.68	1,620,118.73
Willow Run (KY)	Madisonville, KY	1,086,195.98		141,015.67	1,242,351.72
Willow Trail	Norcross, GA	—		1,120,000.00	11,412,981.59
Willowick	Aurora, CO	—		506,900.00	4,157,878.35
Will—O—Wisp	Kinston, NC (T)	3,450,046.27		197,397.72	3,926,972.16
Willowood East II	Indianapolis, IN	—		104,917.75	924,589.72
Willowood I (Gro)	Grove City, OH	911,954.17		126,045.04	1,110,558.13
Willowood I (IN)	Columbus, OH	1,106,641.22		163,896.17	1,444,103.85
Willowood I (KY)	Frankfort, KY	976,654.01		138,822.38	1,223,176.43
Willowood I (Woo)	Wooster, OH	—		117,254.13	1,033,136.63
Willowood II (Gro)	Grove City, OH	531,579.19		70,923.51	624,814.43
Willowood II (IN)	Columbus, OH	1,114,908.85		161,306.27	1,421,284.06
Willowood II (KY)	Frankfort, KY	—		120,375.49	1,060,639.21
Willowood II (Tro)	Trotwood, OH	—		142,623.37	1,256,667.34
Willowood II (Woo)	Wooster, OH	836,318.93		103,199.14	909,397.90
Willows I (OH), The	Columbus, OH	—		76,283.41	672,339.99
Willows II (OH), The	Columbus, OH	—		96,678.71	851,844.82
Willows III (OH), The	Columbus, OH	839,800.00		129,221.40	1,137,783.40
Wimberly	Dallas, TX	—		2,232,000.00	27,685,923.27
Wimbledon Oaks	Arlington, TX	7,162,582.77		1,491,700.00	8,843,716.03
Winchester Park	Riverside, RI	—		2,822,618.35	18,868,625.90
Winchester Wood	Riverside, RI	2,205,735.09		683,215.23	4,567,153.97
Windemere	Mesa, AZ	—		949,300.00	8,659,280.22
Windmont	Atlanta, GA	—		3,204,000.00	7,128,448.37
Windridge (CA)	Laguna Niguel, CA		(I)	2,662,900.00	23,985,496.57
Windwood I (FL)	Palm Bay, FL	—		113,912.73	1,003,498.28
Windwood II (FL)	Palm Bay, FL	190,000.00		118,915.07	1,047,598.32
Wingwood (Orl)	Orlando, FL	1,420,266.64		236,884.32	2,086,401.61
Winter Woods I (FL)	Winter Garden, FL	—		144,921.36	1,276,965.11
Winterwood	Charlotte, NC	11,033,752.73		1,722,000.00	15,501,141.60
Winthrop Court (KY)	Frankfort, KY	1,421,290.56		184,709.36	1,627,190.80
Winthrop Court II (OH)	Columbus, OH	722,000.00		102,381.09	896,576.06
Wood Creek (CA)	Pleasant Hill, CA	—		9,729,900.00	23,009,768.39
Wood Forest	Daytona Beach, FL	6,059,189.80		1,008,000.00	4,950,210.29
Wood Lane Place	Woodbury, MN	14,000,000.00		2,009,146.73	18,090,498.11
Woodbine (Cuy)	Cuyahoga Falls, OH	—		185,868.12	1,637,700.68
Woodbine (Por)	Portsmouth, OH	613,360.43		78,097.85	688,127.14
Woodbridge	Cary, GA	4,495,249.95		737,400.00	6,636,869.85
Woodbridge (CT)	Newington, CT		(P)	498,376.96	3,331,547.98
Woodbridge II	Cary, GA	—		1,244,600.00	11,243,364.10
Woodcliff I	Lilburn, GA	—		276,659.02	2,437,667.42
Woodcliff II	Lilburn, GA	1,619,272.19		266,449.39	2,347,769.47
Woodcreek	Beaverton, OR	9,747,030.16		1,755,800.00	15,816,454.87
Woodcrest I	Warner Robins, GA	—		115,738.70	1,028,353.02
Woodlake (WA)	Kirkland, WA		(R)	6,631,400.00	16,735,484.40
Woodland Hills	Decatur, GA	—		1,224,600.00	11,010,680.74
Woodland I (FL)	Orlando, FL	3,340,760.44		461,948.64	4,070,817.98
Woodland Meadows	Ann Arbor, MI		(S)	2,006,000.00	18,049,551.84

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures (A)
Waterford at Regency	—	312,055.03	1,113,000.00	5,496,216.77
Waterford at the Lakes	—	1,087,707.29	3,100,200.00	17,228,631.02
Waterford Village (Broward)	—	1,824,388.83	1,888,000.00	17,183,024.23
Watermark Square	—	1,598,385.28	1,580,500.00	15,792,644.13
Waterstone Place	—	4,112,969.22	2,964,000.00	30,787,568.12
Webster Green	—	167,290.05	1,418,892.54	9,652,296.22
Welleby Lake Club	—	560,234.44	3,648,000.00	18,181,113.86
Wellington Hill	—	2,695,797.35	1,890,200.00	19,816,459.32
Wellsford Oaks	—	721,935.36	1,310,500.00	12,516,224.92
Wentworth	—	181,498.42	217,502.26	2,097,730.38
West Of Eastland	—	231,463.20	234,543.74	2,298,138.19
Westbrook Village	—	572,750.10	2,310,000.00	11,179,092.86
Westridge	—	2,290,730.64	3,501,900.00	33,796,812.88
Westside Villas I	—	62,387.36	1,785,000.00	3,295,641.37
Westside Villas II	—	11,214.24	1,955,000.00	3,552,648.95
Westside Villas III	—	25,724.71	3,060,000.00	5,564,595.63
Westside Villas IV	—	11,124.23	3,060,000.00	5,550,514.52
Westside Villas V	—	29,547.04	5,100,000.00	9,254,032.25
Westside Villas VI	—	35,088.18	1,530,000.00	3,059,089.34
Westside Villas VII	—	5,512.84	4,505,000.00	10,764,412.39
Westway	—	171,425.63	168,322.68	1,654,531.84
Westwood Glen	—	195,401.73	1,616,504.78	11,001,405.26
Westwood Pines	—	835,896.12	1,528,600.00	14,575,512.12
Westwynd Apts	—	142,143.79	308,543.13	2,204,691.47
Whispering Oaks	—	1,889,642.43	2,170,800.00	21,429,228.58
Whispering Pines	—	209,070.54	384,000.00	830,437.62
Whispering Pines II	—	129,976.50	105,171.51	1,056,452.08
Whisperwood	—	157,032.54	84,240.30	899,406.42
White Bear Woods	—	721,229.92	1,624,740.73	15,339,719.61
Wilcrest Woods	—	118,940.13	187,306.36	1,769,313.26
Wilde Lake	—	778,935.68	947,200.00	9,373,041.14
Wilkins Glen	—	187,412.19	538,482.64	3,787,058.41
Willow Brook (CA)	—	217,120.44	5,055,000.00	19,429,273.68
Willow Creek	—	97,591.55	275,000.00	5,142,682.56
Willow Creek I (GA)	—	55,807.12	145,768.69	1,354,780.58
Willow Lakes	—	94,849.91	200,989.58	1,865,787.17
Willow Run (GA)	—	185,445.06	197,964.94	1,929,731.88
Willow Run (IN)	—	133,087.25	183,872.68	1,753,205.98
Willow Run (KY)	—	117,752.25	141,015.67	1,360,103.97
Willow Trail	—	535,701.31	1,120,000.00	11,948,682.90
Willowick	—	342,651.24	506,900.00	4,500,529.59
Will-O-Wisp	—	296,627.75	197,397.72	4,223,599.91
Willowood East II	—	134,638.23	104,917.75	1,059,227.95
Willowood I (Gro)	—	132,535.38	126,045.04	1,243,093.51
Willowood I (IN)	—	89,433.11	163,896.17	1,533,536.96
Willowood I (KY)	—	150,783.87	138,822.38	1,373,960.30
Willowood I (Woo)	—	68,842.24	117,254.13	1,101,978.87
Willowood II (Gro)	—	75,010.15	70,923.51	699,824.58
Willowood II (IN)	—	77,807.90	161,306.27	1,499,091.96
Willowood II (KY)	—	80,704.66	120,375.49	1,141,343.87
Willowood II (Tro)	—	131,079.86	142,623.37	1,387,747.20
Willowood II (Woo)	—	120,525.77	103,199.14	1,029,923.67
Willows I (OH), The	—	87,091.05	76,283.41	759,431.04
Willows II (OH), The	—	66,545.51	96,678.71	918,390.33
Willows III (OH), The	—	85,907.12	129,221.40	1,223,690.52
Wimberly	—	564,237.80	2,232,000.00	28,250,161.07
Wimbledon Oaks	—	737,942.60	1,491,700.00	9,581,658.63
Winchester Park	—	1,351,437.26	2,822,618.35	20,220,063.16
Winchester Wood	—	73,184.74	683,215.23	4,640,338.71
Windemere	—	1,092,867.24	949,300.00	9,752,147.46
Windmont	—	308,063.50	3,204,000.00	7,436,511.87
Windridge (CA)	—	1,431,832.79	2,662,900.00	25,417,329.36
Windwood I (FL)	—	195,527.36	113,912.73	1,199,025.64
Windwood II (FL)	—	279,970.05	118,915.07	1,327,568.37
Wingwood (Orl)	—	374,722.41	236,884.32	2,461,124.02
Winter Woods I (FL)	—	144,020.03	144,921.36	1,420,985.14
Winterwood	—	2,486,535.76	1,722,000.00	17,987,677.36
Winthrop Court (KY)	—	188,334.88	184,709.36	1,815,525.68
Winthrop Court II (OH)	—	85,114.58	102,381.09	981,690.64
Wood Creek (CA)	—	828,634.09	9,729,900.00	23,838,402.48
Wood Forest	—	128,966.49	1,008,000.00	5,079,176.78
Wood Lane Place	—	1,749,377.66	2,009,146.73	19,839,875.77
Woodbine (Cuy)	—	103,476.98	185,868.12	1,741,177.66
Woodbine (Por)	—	85,631.95	78,097.85	773,759.09
Woodbridge	—	463,986.25	737,400.00	7,100,856.10
Woodbridge (CT)	—	55,064.91	498,376.96	3,386,612.89
Woodbridge II	—	450,830.23	1,244,600.00	11,694,194.33
Woodcliff I	—	212,690.65	276,659.02	2,650,358.07
Woodcliff II	—	131,631.11	266,449.39	2,479,400.58
Woodcreek	—	2,604,671.54	1,755,800.00	18,421,126.41
Woodcrest I	—	103,821.11	115,738.70	1,132,174.13
Woodlake (WA)	—	824,004.80	6,631,400.00	17,559,489.20
Woodland Hills	—	1,376,441.60	1,224,600.00	12,387,122.34
Woodland I (FL)	—	346,984.45	461,948.64	4,417,802.43
Woodland Meadows	—	969,732.17	2,006,000.00	19,019,284.01

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Waterford at Regency	6,609,216.77	(979,099.81)	1985	30 Years
Waterford at the Lakes	20,328,831.02	(3,810,206.84)	1990	30 Years
Waterford Village (Broward)	19,071,024.23	(3,102,013.75)	1989	30 Years
Watermark Square	17,373,144.13	(3,822,953.67)	1990	30 Years
Waterstone Place	33,751,568.12	(10,995,552.11)	1990	30 Years
Webster Green	11,071,188.76	(739,929.16)	1985	30 Years
Welleby Lake Club	21,829,113.86	(2,906,308.44)	1991	30 Years
Wellington Hill	21,706,659.32	(6,696,316.10)	1987	30 Years
Wellsford Oaks	13,826,724.92	(2,681,391.33)	1991	30 Years
Wentworth	2,315,232.64	(267,081.77)	1985	30 Years
West Of Eastland	2,532,681.93	(312,591.75)	1977	30 Years
Westbrook Village	13,489,092.86	(1,615,270.26)	1984	30 Years
Westridge	37,298,712.88	(7,326,024.37)	1987/1991	30 Years
Westside Villas I	5,080,641.37	(262,844.99)	1999	30 Years
Westside Villas II	5,507,648.95	(283,678.21)	1999	30 Years
Westside Villas III	8,624,595.63	(446,370.73)	1999	30 Years
Westside Villas IV	8,610,514.52	(441,558.27)	1999	30 Years
Westside Villas V	14,354,032.25	(736,825.97)	1999	30 Years
Westside Villas VI	4,589,089.34	(210,876.27)	1989	30 Years
Westside Villas VII	15,269,412.39	(192,884.47)	2001	30 Years
Westway	1,822,854.52	(218,268.35)	1984	30 Years
Westwood Glen	12,617,910.04	(864,477.84)	1972	30 Years
Westwood Pines	16,104,112.12	(2,827,564.41)	1991	30 Years
Westwynd Apts	2,513,234.60	(178,366.15)	1969	30 Years
Whispering Oaks	23,600,028.58	(5,243,375.85)	1974	30 Years
Whispering Pines	1,214,437.62	(97,813.57)	1986	30 Years
Whispering Pines II	1,161,623.59	(139,942.31)	1986	30 Years
Whisperwood	983,646.72	(121,699.65)	1985	30 Years
White Bear Woods	16,964,460.34	(2,930,803.82)	1989	30 Years
Wilcrest Woods	1,956,619.62	(223,504.29)	1986	30 Years
Wilde Lake	10,320,241.14	(2,247,685.74)	1989	30 Years
Wilkins Glen	4,325,541.05	(313,549.77)	1975	30 Years
Willow Brook (CA)	24,484,273.68	(1,110,973.78)	1985	30 Years
Willow Creek	5,417,682.56	(341,009.18)	1984	30 Years
Willow Creek I (GA)	1,500,549.27	(166,275.00)	1985	30 Years
Willow Lakes	2,066,776.75	(248,453.85)	1986	30 Years
Willow Run (GA)	2,127,696.82	(263,583.57)	1983	30 Years
Willow Run (IN)	1,937,078.66	(225,322.17)	1984	30 Years
Willow Run (KY)	1,501,119.64	(180,627.37)	1984	30 Years
Willow Trail	13,068,682.90	(1,904,100.77)	1985	30 Years
Willowick	5,007,429.59	(843,642.46)	1980	30 Years
Will-O-Wisp	4,420,997.63	(557,884.68)	1970	30 Years
Willowood East II	1,164,145.70	(160,659.72)	1985	30 Years
Willowood I (Gro)	1,369,138.55	(154,144.96)	1984	30 Years
Willowood I (IN)	1,697,433.13	(192,839.91)	1983	30 Years
Willowood I (KY)	1,512,782.68	(170,913.06)	1984	30 Years
Willowood I (Woo)	1,219,233.00	(143,921.91)	1984	30 Years
Willowood II (Gro)	770,748.09	(88,843.47)	1985	30 Years
Willowood II (IN)	1,660,398.23	(192,160.44)	1986	30 Years
Willowood II (KY)	1,261,719.36	(139,860.08)	1985	30 Years
Willowood II (Tro)	1,530,370.57	(178,038.45)	1987	30 Years
Willowood II (Woo)	1,133,122.81	(144,817.82)	1986	30 Years
Willows I (OH), The	835,714.45	(105,290.89)	1987	30 Years
Willows II (OH), The	1,015,069.04	(118,272.20)	1981	30 Years
Willows III (OH), The	1,352,911.92	(154,483.10)	1987	30 Years
Wimberly	30,482,161.07	(4,298,403.89)	1996	30 Years
Wimbledon Oaks	11,073,358.63	(1,768,332.77)	1985	30 Years
Winchester Park	23,042,681.51	(1,782,062.00)	1972	30 Years
Winchester Wood	5,323,553.94	(363,515.35)	1989	30 Years
Windemere	10,701,447.46	(2,337,226.81)	1986	30 Years
Windmont	10,640,511.87	(843,324.42)	1988	30 Years
Windridge (CA)	28,080,229.36	(7,634,059.54)	1989	30 Years
Windwood I (FL)	1,312,938.37	(173,456.73)	1988	30 Years
Windwood II (FL)	1,446,483.44	(195,072.39)	1987	30 Years
Wingwood (Orl)	2,698,008.34	(325,588.27)	1980	30 Years
Winter Woods I (FL)	1,565,906.50	(193,712.74)	1985	30 Years
Winterwood	19,709,677.36	(6,336,438.77)	1986	30 Years
Winthrop Court (KY)	2,000,235.04	(234,158.13)	1985	30 Years
Winthrop Court II (OH)	1,084,071.73	(123,726.16)	1986	30 Years
Wood Creek (CA)	33,568,302.48	(4,819,334.79)	1987	30 Years
Wood Forest	6,087,176.78	(844,453.14)	1985	30 Years
Wood Lane Place	21,849,022.50	(3,838,195.33)	1989	30 Years
Woodbine (Cuy)	1,927,045.78	(208,336.40)	1982	30 Years
Woodbine (Por)	851,856.94	(108,020.62)	1981	30 Years
Woodbridge	7,838,256.10	(1,899,432.56)	1993-95	30 Years
Woodbridge (CT)	3,884,989.85	(275,369.63)	1968	30 Years
Woodbridge II	12,938,794.33	(2,917,709.01)	1993-95	30 Years
Woodcliff I	2,927,017.09	(325,229.41)	1984	30 Years
Woodcliff II	2,745,849.97	(296,525.59)	1986	30 Years
Woodcreek	20,176,926.41	(6,493,660.71)	1982-84	30 Years
Woodcrest I	1,247,912.83	(137,055.50)	1984	30 Years
Woodlake (WA)	24,190,889.20	(3,042,530.97)	1984	30 Years
Woodland Hills	13,611,722.34	(3,230,464.53)	1985	30 Years
Woodland I (FL)	4,879,751.07	(575,012.21)	1984/85	30 Years
Woodland Meadows	21,025,284.01	(3,820,616.95)	1987-1989	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company
Apartment Name	Location	Encumbrances		Land	Building & Fixtures
Woodlands I (Col)	Columbus, OH	1,721,062.20		231,995.55	2,044,232.64
Woodlands I (PA)	Zelienople, PA	1,001,822.38		163,191.69	1,437,896.61
Woodlands I (Str)	Streetsboro, OH	246,222.00		197,377.57	1,739,111.51
Woodlands II (Col)	Columbus, OH	1,492,354.94		192,633.43	1,697,310.42
Woodlands II (PA)	Zelienople, PA	—		192,972.36	1,700,296.78
Woodlands II (Str)	Streetsboro, OH	1,529,793.55		183,996.01	1,621,205.38
Woodlands III (Col)	Columbus, OH	—		230,536.02	2,031,248.57
Woodlands of Brookfield	Brookfield, WI		(N)	1,484,600.00	13,961,080.72
Woodlands of Minnetonka	Minnetonka, MN	—		2,394,500.00	13,543,076.29
Woodleaf	Campbell, CA		(R)	8,550,600.00	16,988,182.50
Woodmoor	Austin, TX	—		653,800.00	5,875,968.39
Woodridge (MN)	Eagan, MN	7,467,450.05		1,602,300.00	10,449,579.23
Woodridge (CO)	Aurora, CO	—		2,780,700.00	7,576,972.13
Woodridge II (CO)	Aurora, CO	—		—	4,148,517.08
Woodridge III (CO)	Aurora, CO	—		—	9,130,763.69
Woods of Elm Creek	San Antonio, TX	—		590,000.00	5,310,327.86
Woods of North Bend	Raleigh, NC		(S)	1,039,500.00	9,305,318.81
Woodscape	Raleigh, NC	—		957,300.00	8,607,939.89
Woodside	Lorton, VA	—		1,326,000.00	12,510,902.78
Woodtrail	Newnan, GA	—		250,894.94	2,210,657.86
Woodvalley	Anniston, AL	1,363,931.24		190,188.16	1,675,764.93
Wyndridge 2	Memphis, TN	14,135,000.00		1,488,000.00	13,607,636.08
Wyndridge 3	Memphis, TN	10,855,000.00		1,502,500.00	13,531,740.55
Yarmouth Woods	Yarmouth, ME	—		692,800.00	6,096,155.42
Yorktowne at Olde Mill	Millersville, MD	—		216,000.00	2,674,121.00
Management Business	Chicago, IL	—		—	—
Operating Partnership	Chicago, IL (H)	43,792.00		—	—
Total Investment in Real Estate		$2,046,995,578.53		$1,803,577,007.59	$10,456,109,229.10

Description	Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Land	Building & Fixtures	Land	Building & Fixtures A)
Woodlands I (Col)	—	176,875.29	231,995.55	2,221,107.93
Woodlands I (PA)	—	122,874.96	163,191.69	1,560,771.57
Woodlands I (Str)	—	184,675.93	197,377.57	1,923,787.44
Woodlands II (Col)	—	160,277.51	192,633.43	1,857,587.93
Woodlands II (PA)	—	104,681.00	192,972.36	1,804,977.78
Woodlands II (Str)	—	173,027.92	183,996.01	1,794,233.30
Woodlands III (Col)	—	295,627.72	230,536.02	2,326,876.29
Woodlands of Brookfield	—	700,020.83	1,484,600.00	14,661,101.55
Woodlands of Minnetonka	—	809,486.25	2,394,500.00	14,352,562.54
Woodleaf	—	524,617.39	8,550,600.00	17,512,799.89
Woodmoor	—	1,716,833.62	653,800.00	7,592,802.01
Woodridge (MN)	—	772,994.24	1,602,300.00	11,222,573.47
Woodridge (CO)	—	814,685.95	2,780,700.00	8,391,658.08
Woodridge II (CO)	—	421,410.74	—	4,569,927.82
Woodridge III (CO)	—	929,421.81	—	10,060,185.50
Woods of Elm Creek	—	607,599.80	590,000.00	5,917,927.66
Woods of North Bend	—	1,536,919.64	1,039,500.00	10,842,238.45
Woodscape	—	703,617.95	957,300.00	9,311,557.84
Woodside	—	810,270.76	1,326,000.00	13,321,173.54
Woodtrail	—	174,907.49	250,894.94	2,385,565.35
Woodvalley	—	86,234.97	190,188.16	1,761,999.90
Wyndridge 2	—	1,252,783.82	1,488,000.00	14,860,419.90
Wyndridge 3	—	850,679.31	1,502,500.00	14,382,419.86
Yarmouth Woods	—	355,803.24	692,800.00	6,451,958.66
Yorktowne at Olde Mill	—	4,204,000.95	216,000.00	6,878,121.95
Management Business	—	58,845,558.62	—	58,845,558.62
Operating Partnership	—	—	—	—
Total Investment in Real Estate	$—	$786,577,064.52	$1,803,577,007.59	$11,242,686,293.62

Description	Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name
Woodlands I (Col)	2,453,103.48	(288,275.93)	1983	30 Years
Woodlands I (PA)	1,723,963.26	(194,067.24)	1983	30 Years
Woodlands I (Str)	2,121,165.01	(250,523.14)	1984	30 Years
Woodlands II (Col)	2,050,221.36	(241,386.29)	1984	30 Years
Woodlands II (PA)	1,997,950.14	(221,806.00)	1987	30 Years
Woodlands II (Str)	1,978,229.31	(234,657.46)	1985	30 Years
Woodlands III (Col)	2,557,412.31	(300,119.50)	1987	30 Years
Woodlands of Brookfield	16,145,701.55	(2,521,095.94)	1990	30 Years
Woodlands of Minnetonka	16,747,062.54	(2,857,444.86)	1988	30 Years
Woodleaf	26,063,399.89	(2,819,071.49)	1984	30 Years
Woodmoor	8,246,602.01	(2,832,808.07)	1981	30 Years
Woodridge (MN)	12,824,873.47	(2,067,345.38)	1986	30 Years
Woodridge (CO)	11,172,358.08	(1,523,142.92)	1980-82	30 Years
Woodridge II (CO)	4,569,927.82	(836,391.33)	1980-82	30 Years
Woodridge III (CO)	10,060,185.50	(1,841,805.72)	1980-82	30 Years
Woods of Elm Creek	6,507,927.66	(1,406,426.15)	1983	30 Years
Woods of North Bend	11,881,738.45	(3,473,671.23)	1983	30 Years
Woodscape	10,268,857.84	(2,313,365.72)	1979	30 Years
Woodside	14,647,173.54	(4,093,660.88)	1987	30 Years
Woodtrail	2,636,460.29	(284,281.09)	1984	30 Years
Woodvalley	1,952,188.06	(222,633.73)	1986	30 Years
Wyndridge 2	16,348,419.90	(3,477,115.58)	1988	30 Years
Wyndridge 3	15,884,919.86	(3,192,022.49)	1988	30 Years
Yarmouth Woods	7,144,758.66	(1,274,116.52)	1971/1978	30 Years
Yorktowne at Olde Mill	7,094,121.95	(5,373,894.06)	1974	30 Years
Management Business	58,845,558.62	(41,664,975.01)	(D)
Operating Partnership	—	—
Total Investment in Real Estate	$13,046,263,301.21	$(2,112,017,518.57)

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $597,215,716.74 as of December 31, 2002.
(B)	The aggregate cost for Federal Income Tax purposes as of December 31, 2002 was approximately $8.7 billion.
(C)	The life to compute depreciation for furniture & fixtures is 5 years.
(D)	This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.
(E)	Improvements are net of write-off of fully depreciated assets which are no longer in service.
(F)	The development of this property is currently on hold.
(G)	A portion of these properties includes commercial space (retail, parking and/or office space).
(H)	The mortgage debt is the balance for a property that was sold, which balance was not collateralized by the property. The amount was transferred to ERPOP.
(I)	These three properties are pledged as additional collateral in connection with a tax-exempt bond financing.
(J)	These five properties are pledged as additional collateral in connection with a tax-exempt bond financing.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2002

Entity Encumbrances	Number of Properties Encumbered By	See Properties With Note:	Amount
EQR Arbors Financing LP	2	(K)	$13,546,252.82
EQR Breton Hammocks Financing LP	1	(L)	15,113,185.88
EQR-Bond Partnership	14	(M)	207,594,000.00
EQR Flatlands LLC	5	(N)	50,000,000.00
EWR, LP	5	(O)	46,217,872.78
GPT-Windsor, LLC	17	(P)	63,000,000.00
EQR-Codelle, LP	10	(Q)	121,787,418.54
EQR-Conner, LP	15	(R)	213,801,774.22
EQR-FANCAP 2000A LP	11	(S)	148,333,000.00
GC Southeast Partners LP (SEP)	14	(T)	1,225,000.00

Entity Encumbrances			880,618,504.24

Individual Property Encumbrances			2,046,995,578.53

Total Encumbrances per Financial Statements			$2,927,614,082.77

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$13,019,841	$12,650,028	$12,257,344
Acquisitions and development	528,302	753,648	1,273,837
Improvements	164,077	157,847	142,829
Write-off of fully depreciated assets which are no longer in service	—	(149)	—
Dispositions and other	(665,957)	(541,533)	(1,023,982)
Balance, end of year	$13,046,263	$13,019,841	$12,650,028

The changes in accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$1,719,131	$1,359,089	$1,076,001
Depreciation	471,295	457,071	441,690
Write-off of fully depreciated assets which are no longer in service	—	(149)	—
Dispositions and other	(78,409)	(96,880)	(158,602)
Balance, end of year	$2,112,017	$1,719,131	$1,359,089