Form 10-Q
period 2003-03-31
ERP OPERATING LTD PARTNERSHIP
filed 2003-05-13
CIK 931182

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2003

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

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Investment in real estate
Land	$1,807,226	$1,803,577
Depreciable property	11,227,980	11,240,245
Construction in progress	2,428	2,441
	13,037,634	13,046,263
Accumulated depreciation	(2,194,190)	(2,112,017)
Investment in real estate, net of accumulated depreciation	10,843,444	10,934,246

Cash and cash equivalents	310,309	29,875
Investments in unconsolidated entities	515,741	509,789
Rents receivable	1,410	2,926
Deposits – restricted	173,121	141,278
Escrow deposits – mortgage	44,688	50,565
Deferred financing costs, net	33,780	32,144
Goodwill, net	30,000	30,000
Other assets	78,277	80,094
Total assets	$12,030,770	$11,810,917

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$2,901,117	$2,927,614
Notes, net	2,854,319	2,456,085
Line of credit	—	140,000
Accounts payable and accrued expenses	66,234	64,369
Accrued interest payable	64,987	63,151
Rents received in advance and other liabilities	167,641	165,095
Security deposits	45,192	45,333
Distributions payable	141,413	140,844
Total liabilities	6,240,903	6,002,491

Commitments and contingencies
Minority Interests – Partially Owned Properties	9,395	9,811

Partners’ capital:
Preference Units	946,076	946,157
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
General Partner	4,288,627	4,306,873
Limited Partners	345,983	349,646
Deferred compensation	(9,832)	(12,118)
Accumulated other comprehensive loss	(42,228)	(43,789)
Total partners’ capital	5,780,472	5,798,615
Total liabilities and partners’ capital	$12,030,770	$11,810,917

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Quarter Ended March 31,
	2003	2002
REVENUES
Rental income	$480,219	$485,144
Fee and asset management	2,488	1,718
Interest and other income	3,343	4,100
Total revenues	486,050	490,962

EXPENSES
Property and maintenance	132,281	122,578
Real estate taxes and insurance	52,433	49,771
Property management	15,901	19,490
Fee and asset management	1,770	1,862
Depreciation	117,816	110,992
Interest:
Expense incurred, net	80,809	84,331
Amortization of deferred financing costs	1,408	1,385
General and administrative	11,176	10,800
Impairment on technology investments	291	291
Total expenses	413,885	401,500

Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	72,165	89,462
Allocation to Minority Interests – Partially Owned Properties	(115)	(806)
Income from investments in unconsolidated entities	107	226
Net gain on sales of unconsolidated entities	1,212	5,657
Income before discontinued operations	73,369	94,539
Net gain on sales of discontinued operations	70,672	2,816
Discontinued operations, net	416	9,964
Net income	$144,457	$107,319

ALLOCATION OF NET INCOME:
Preference Units	$19,046	$19,391
Preference Interests	$5,053	$5,053
Junior Preference Units	$81	$81

General Partner	$111,167	$76,353
Limited Partners	9,110	6,441
Net income available to OP Units	$120,277	$82,794
Net income per OP Unit – basic	$0.41	$0.28
Net income per OP Unit – diluted	$0.41	$0.28
Weighted average OP Units outstanding – basic	292,949	294,106
Weighted average OP Units outstanding – diluted	297,646	297,229
Distributions declared per OP Unit outstanding	$0.4325	$0.4325

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Quarter Ended March 31,
	2003	2002

Comprehensive income:
Net income	$144,457	$107,319
Other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	137	4,176
Equity in unrealized holding gains arising during the period – unconsolidated entities	1,194	3,033
Losses reclassified into earnings from other comprehensive income	230	168
Comprehensive income	$146,018	$114,696

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,457	$107,319
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	115	806
Depreciation	118,918	116,768
Amortization of deferred financing costs	1,408	1,391
Amortization of discounts and premiums on debt	(239)	(327)
Amortization of deferred settlements on interest rate protection agreements	(68)	(101)
Impairment on technology investments	291	291
(Income) from investments in unconsolidated entities	(107)	(226)
Net (gain) on sales of discontinued operations	(70,672)	(2,816)
Net (gain) on sales of unconsolidated entities	(1,212)	(5,657)
Debt extinguishments – prepayment premiums/fees	183	97
Unrealized (gain) on interest rate protection agreements	(44)	(62)
Compensation paid with Company Common Shares	4,445	4,964

Changes in assets and liabilities:
Decrease in rents receivable	1,516	1,045
(Increase) decrease in deposits – restricted	(2,283)	14,133
Decrease in other assets	322	18,446
Increase (decrease) in accounts payable and accrued expenses	1,865	(7,498)
Increase in accrued interest payable	1,836	9,963
(Decrease) increase in rents received in advance and other liabilities	(6,770)	4,566
(Decrease) increase in security deposits	(141)	287
Net cash provided by operating activities	193,820	263,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(76,692)	(26,100)
Investment in real estate – development/other	(2,057)	(24,338)
Improvements to real estate	(33,602)	(27,697)
Additions to non-real estate property	(908)	(3,004)
Interest capitalized for real estate under development	—	(2,068)
Interest capitalized for unconsolidated entities under development	(5,437)	(3,816)
Proceeds from disposition of real estate, net	190,906	31,722
Proceeds from disposition of furniture rental business	—	28,741
Proceeds from disposition of unconsolidated entities	1,213	11,317
Investments in unconsolidated entities	(4,227)	(12,099)
Distributions from unconsolidated entities	6,041	14,765
(Increase) in deposits on real estate acquisitions, net	(29,560)	(6,288)
Decrease in mortgage deposits	5,877	4,105
Business combinations, net of cash acquired	(18)	(207)
Other investing activities, net	—	193
Net cash provided by (used for) investing activities	51,536	(14,774)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(3,153)	$(3,040)
Mortgage notes payable:
Proceeds	48,680	20,772
Lump sum payoffs	(101,793)	(18,267)
Scheduled principal repayments	(8,285)	(8,469)
Prepayment premiums/fees	(183)	(97)
Notes, net:
Proceeds	398,816	397,064
Lump sum payoffs	—	(100,000)
Scheduled principal repayments	(192)	—
Line of credit:
Proceeds	172,000	245,000
Repayments	(312,000)	(440,000)
(Payments on) proceeds from settlement of interest rate protection agreements	(12,999)	835
Proceeds from sale of OP Units	2,606	4,236
Proceeds from exercise of EQR options	4,270	9,777
Payment of offering costs	(71)	(141)
Distributions:
OP Units – General Partner	(117,242)	(117,338)
Preference Units	(19,048)	(16,441)
Preference Interests	(5,053)	(5,080)
Junior Preference Units	(81)	(81)
OP Units – Limited Partners	(9,645)	(10,151)
Minority Interests – Partially Owned Properties	(1,549)	(9,120)
Principal receipts on employee notes, net	—	85
Net cash provided by (used for) financing activities	35,078	(50,456)

Net increase in cash and cash equivalents	280,434	198,159
Cash and cash equivalents, beginning of period	29,875	51,603
Cash and cash equivalents, end of period	$310,309	$249,762

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest	$83,579	$81,566

Mortgage loans assumed through real estate acquisitions	$34,968	$—

Mortgage loans (assumed) by purchaser in real estate and furniture rental business dispositions	$—	$(1,680)

Transfers to real estate held for disposition	$—	$3,505

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

EQR is the general partner of, and as of March 31, 2003, owned an approximate 92.4% ownership interest in ERPOP.  ERPOP is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of March 31, 2003, the Operating Partnership owned or had investments in 1,027 properties in 36 states consisting of 221,249 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	906	191,875
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	85	22,443
Total Properties	1,027	221,249

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definition of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2002.

Other

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64,

Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other items, rescinds the automatic classification of costs incurred on debt extinguishment as extraordinary charges.  Instead, gains and losses from debt extinguishment should only be classified as extraordinary if they meet the “unusual and infrequently occurring” criteria outlined in APB No. 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The Operating Partnership adopted the standard effective January 1, 2003.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  The Operating Partnership will adopt FIN No. 46 in the third quarter of 2003 but has not yet determined the effect that adoption will have on its consolidated financial position and results of operations.

3.                                      Partners’ Capital

The following table presents the changes in the Operating Partnership’s issued and outstanding units of limited partnership interest (“OP Units”) for the quarter ended March 31, 2003:

2003
Operating Partnership’s OP Units outstanding at January 1,	293,396,124

Issued to General Partner:
Conversion of Series E Preference Units	3,613
Employee Share Purchase Plan	126,273
Exercise of EQR options	218,980
Restricted EQR share grants, net	996,815
Operating Partnership’s OP Units outstanding at March 31,	294,741,805

The limited partners of the Operating Partnership as of March 31, 2003 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units (the “Limited Partners”) and own an approximate 7.6% ownership interest in ERPOP.  Subject to applicable securities law restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit(1)
		Amounts in thousands
		March 31, 2003	December 31, 2002
Preference Units:

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$21.50000	175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 2,544,864 and 2,548,114 units issued and outstanding at March 31, 2003 and December 31, 2002, respectively	$1.75000	63,622	63,703

7 ¼% Series G Convertible Cumulative Preference Units; liquidation value $250 per unit; 1,264,692 units issued and outstanding at March 31, 2003 and December 31, 2002	$18.12500	316,173	316,173

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 51,228 units issued and outstanding at March 31, 2003 and December 31, 2002	$1.75000	1,281	1,281

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.14500	50,000	50,000

7.625% Series L Cumulative Redeemable Preference Units; liquidation value $25 per unit; 4,000,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$1.90625	100,000	100,000

		$946,076	$946,157

(1)          Dividends on all series of Preference Units are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D and G are Preference Unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

The following table presents the issued and outstanding “Preference Interests” as of March 31, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit(1)
		Amounts in thousands
		March 31, 2003	December 31, 2002
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.0000	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.2500	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.2500	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.2500	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at March 31, 2003 and December 31, 2002	$3.8125	11,500	11,500

		$246,000	$246,000

(1)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit(1)
		Amounts in thousands
		March 31, 2003	December 31, 2002
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at March 31, 2003 and December 31, 2002	$5.46934	$5,662	$5,662

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2003 and December 31, 2002	$2.00000	184	184

		$5,846	$5,846

(1)          Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

4.                                      Real Estate

During the quarter ended March 31, 2003, the Operating Partnership acquired the entire equity interest in the three properties listed below from unaffiliated parties for a total purchase price of $111.5 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price (in thousands)
01/30/03	The Reserve @ Eisenhower	Alexandria, VA	226	$41,000
02/14/03	Artisan Square	Northridge, CA	140	27,466
03/05/03	LaSalle	Beaverton, OR	554	43,000
			920	$111,466

5.                                      Real Estate Dispositions

During the quarter ended March 31, 2003, the Operating Partnership disposed of the seventeen properties listed below to unaffiliated parties.  The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $70.7 million and a net gain on sales of unconsolidated entities of approximately $1.2 million.

Date Disposed	Property	Location	Number Of Units	Disposition Price (in thousands)
01/14/03	Strawberry Place	Plant City, FL	55	$1,400
01/14/03	Smoketree Polo Club	Indio, CA	288	18,900
01/29/03	Amberwood I	Lake City, FL	50	1,175
01/30/03	Emerald Place	Bermuda Dunes, CA	240	20,125
01/30/03	Rolido Parque	Houston, TX	369	14,660
02/27/03	Fox Hill Commons	Vernon, CT	74	4,700
02/27/03	The Landings	Winter Haven, FL	60	1,475
02/27/03	Morningside	Titusville, FL	183	3,980
03/04/03	Colony Woods	Birmingham, AL	414	25,000
03/04/03	Hearthstone	San Antonio, TX	252	7,700
03/04/03	Northgate Village	San Antonio, TX	264	10,150
03/19/03	Lincoln Green I, II & III	San Antonio, TX	680	24,900
03/20/03	Meadows on the Lake	Birmingham, AL	200	10,900
03/20/03	Meadows in the Park	Birmingham, AL	200	10,900
03/20/03	Shoal Run	Birmingham, AL	276	14,350
03/31/03	Colony Place	Fort Myers, FL	300	20,600
Various	Four Lakes Condo Units	Lisle, IL	26	3,161
	Wholly Owned Properties		3,931	194,076
02/28/03	Kings Crossing I*	Jacksonville, FL	69	963
	Unconsolidated Properties		69	963
Total			4,000	$195,039

* Represents the Operating Partnership’s share of the net disposition proceeds.

6.                                      Commitments to Acquire/Dispose of Real Estate

As of March 31, 2003, the Operating Partnership had entered into separate agreements to acquire two multifamily properties containing 719 units from unaffiliated parties.  The Operating Partnership expects a combined purchase price of approximately $114.5 million.

As of March 31, 2003, in addition to the properties that were subsequently disposed of as discussed in Note 19, the Operating Partnership had entered into separate agreements to dispose of twenty-four multifamily properties containing 4,079 units to unaffiliated parties.  The Operating Partnership expects a combined disposition price of approximately $186.2 million.

The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.                                      Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties.  The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of March 31, 2003 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects(1)	Projects Under Development		Lexford/ Other	Totals

Total projects	45	12	17		22	96	(2)

Total units	10,846	3,805	4,659		2,704	22,014	(2)

Operating Partnership’s percentage ownership of outstanding debt	25.0%	100.0%	100.0%		11.1%

Operating Partnership’s share of outstanding debt(4)	$121,200	$295,103	$505,587	(3)	$5,386	$927,276

(1)          The Operating Partnership determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)          Includes twelve projects under development containing 3,223 units, which are not included in the

Operating Partnership’s property/unit counts at March 31, 2003.  Totals exclude Fort Lewis Military Housing consisting of one property and 3,652 units, which is not accounted for under the equity method of accounting.  The Fort Lewis Military Housing is included in the Operating Partnership’s property/unit counts at March 31, 2003.

(3)          A total of $763.5 million is available for funding under this construction debt, of which $505.6 million was funded and outstanding at March 31, 2003.

(4)          As of April 30, 2003, the Operating Partnership has funded $51.0 million as additional collateral on selected debt (see Note 8).  All remaining debt is non-recourse to EQR and the Operating Partnership.

Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction.  The Operating Partnership does not consolidate these entities as it does not have sole control of the major decisions (such as sale and/or financing/refinancing).  The Operating Partnership’s common equity ownership interests in these entities range from 4.5% to 50.0% at March 31, 2003.

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Operating Partnership’s share of net income or loss from the unconsolidated entity.  Prior to the project being completed, the Operating Partnership capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.  During the quarters ended March 31, 2003 and 2002, the Operating Partnership capitalized $5.4 million and $3.8 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

The Operating Partnership generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development, with the remaining cost financed through third-party construction mortgages.

8.                                      Deposits - Restricted

As of March 31, 2003, deposits-restricted totaled $173.1 million and primarily included the following:

•                  Deposits in the amount of $51.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

•                  Approximately $55.0 million in tax-deferred (1031) exchange proceeds; and

•                  Approximately $67.1 million for resident security, utility, and other deposits.

9.                                      Mortgage Notes Payable

As of March 31, 2003, the Operating Partnership had outstanding mortgage indebtedness of approximately $2.9 billion.

During the quarter ended March 31, 2003, the Operating Partnership:

•                  Repaid $110.1 million of mortgage loans;

•                  Assumed $35.0 million of mortgage debt on certain properties in connection with their acquisitions; and

•                  Obtained $48.7 million of mortgage loans on certain properties.

As of March 31, 2003, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At March 31, 2003, the interest rate range on the Operating Partnership’s mortgage debt was 1.09% to 12.465%.  During the quarter ended March 31, 2003, the weighted average interest rate on the Operating Partnership’s mortgage debt was 6.02%.

10.                               Notes

As of March 31, 2003, the Operating Partnership had outstanding unsecured notes of approximately $2.9 billion net of a $7.0 million discount and including an $8.3 million premium.

During the quarter ended March 31, 2003, the Operating Partnership:

•                  Issued $400.0 million of ten-year 5.20% fixed-rate public notes, receiving net proceeds of $397.5 million.

As of March 31, 2003, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029.  At March 31, 2003, the interest rate range on the Operating Partnership’s notes was 4.75% to 7.75%.  During the quarter ended March 31, 2003, the weighted average interest rate on the Operating Partnership’s notes was 5.73%.

11.                               Line of Credit

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.  As of March 31, 2003, no amounts were outstanding and $53.3 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the quarter ended March 31, 2003, the weighted average interest rate was 1.85%.  EQR has guaranteed the Operating Partnership’s line of credit up to the maximum amount and for the full term of the facility.

12.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at March 31, 2003 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Interest Rate Caps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$120,000	$37,000	$255,119	$255,119
Lowest Possible Notional	$400,000	$120,000	$37,000	$251,410	$251,410
Highest Possible Notional	$400,000	$120,000	$37,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	7.25000%	6.5%	4.52800%	4.45800%
Highest Interest Rate	5.81000%	7.25000%	6.5%	6.00000%	6.00000%
Earliest Maturity Date	2003	2005	2004	2003	2003
Latest Maturity Date	2005	2005	2004	2007	2007
Estimated Asset (Liability) Fair Value	$(12,123)	$8,851	$—	$(2,261)	$2,184

During the quarter ended March 31, 2003, the Company paid approximately $13.0 million to terminate eight forward starting interest rate swaps in conjunction with the issuance of $400.0 million of ten-year unsecured notes.  The $13.0 million payment will be deferred and recognized as additional interest expense over the ten-year life of the unsecured notes.

At March 31, 2003, certain unconsolidated development partnerships in which the Operating Partnership invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Operating Partnership has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $363.2 million (notional amounts range from $142.1 million to $456.2 million over the terms of the swaps) at interest rates ranging from 1.78% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $12.1 million.  During the quarter ended March 31, 2003, the Operating Partnership recognized an unrealized gain of $0.7 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income from investments in unconsolidated entities).

On March 31, 2003, the net derivative instruments were reported at their fair value as other liabilities of approximately $3.3 million and as a reduction to investments in unconsolidated entities of approximately $12.1 million.  As of March 31, 2003, there were approximately $40.9 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at March 31, 2003, the Operating Partnership may recognize an estimated $17.4 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2004, of which $8.1 million is related to the unconsolidated development partnerships.

13.                               Calculation of Net Income Per Weighted Average OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted:

	Quarter Ended March 31,
	2003	2002
	(Amounts in thousands except per OP Unit amounts)
Numerator:
Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations and allocation to preference unit/interest distributions	$72,165	$89,462

Allocation to Minority Interests – Partially Owned Properties	(115)	(806)
Income from investments in unconsolidated entities	107	226
Allocation to Preference Units	(19,046)	(19,391)
Allocation to Preference Interests	(5,053)	(5,053)
Allocation to Junior Preference Units	(81)	(81)

Income before net gain on sales of unconsolidated entities and discontinued operations	47,977	64,357
Net gain on sales of unconsolidated entities	1,212	5,657
Net gain on sales of discontinued operations	70,672	2,816
Discontinued operations, net	416	9,964

Numerator for net income per OP Unit – basic	120,277	82,794
Effect of dilutive securities:
Distributions on convertible preference units/interests	1,214	—

Numerator for net income per OP Unit – diluted	$121,491	$82,794

Denominator:
Denominator for net income per OP Unit – basic	292,949	294,106

Effect of dilutive securities:
Convertible preference units/interests	3,139	—
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	1,558	3,123
Denominator for net income per OP Unit – diluted	297,646	297,229

Net income per OP Unit – basic	$0.41	$0.28

Net income per OP Unit – diluted	$0.41	$0.28

	Quarter Ended March 31,
	2003	2002
	(Amounts in thousands except per OP Unit amounts)
Net income per OP Unit – basic:
Income before net gain on sales of unconsolidated entities and discontinued operations per OP Unit – basic	$0.17	$0.22
Net gain on sales of unconsolidated entities	—	0.02
Net gain on sales of discontinued operations	0.24	0.01
Discontinued operations, net	—	0.03
Net income per OP Unit – basic	$0.41	$0.28

Net income per OP Unit – diluted:
Income before net gain on sales of unconsolidated entities and discontinued operations per OP Unit – diluted	$0.17	$0.22
Net gain on sales of unconsolidated entities	—	0.02
Net gain on sales of discontinued operations	0.24	0.01
Discontinued operations, net	—	0.03

Net income per OP Unit – diluted	$0.41	$0.28

Convertible preference units/interests that could be converted into 11,807,095 and 15,853,687 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the quarters ended March 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

14.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all wholly owned assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the quarters ended March 31, 2003 and 2002, including the following:

•                  The Wholly Owned Properties sold during 2003 (see Note 5); and

•                  The Wholly Owned Properties and the furniture rental business sold during 2002.

	Quarter Ended March 31,
	2003	2002
	(Amounts in thousands)
REVENUES
Rental income	$5,026	$25,898
Interest and other income	11	10
Furniture income	—	1,365
Total revenues	5,037	27,273

EXPENSES(1)
Property and maintenance	2,871	6,809
Real estate taxes and insurance	587	2,849
Depreciation	1,102	5,776
Interest expense incurred, net	61	566
Amortization of deferred financing costs	—	6
Furniture expenses	—	1,303
Total expenses	4,621	17,309

Discontinued operations, net	$416	$9,964

(1)  Includes trailing expenses for Wholly Owned Properties sold in prior periods related to the Operating Partnership’s period of ownership.

15.                               Stock-Based Compensation

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of EQR’s Common Shares on the date of grant (intrinsic method).  The Company has elected to expense its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted or modified.  Any Common Shares issued pursuant to EQR’s share option/restricted share/ESPP plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the quarter ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per OP Unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Quarter Ended March 31,
	2003	2002
	(Amounts in thousands except per OP Unit amounts)
Net income available to OP Units, as reported	$120,277	$82,794
Add: Stock-based employee compensation expense included in reported net income:
EQR’s restricted/performance shares	2,334	5,084
EQR’s share options(1)	1,707	—
EQR’s ESPP discount	490	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
EQR’s restricted/performance shares	(2,334)	(5,084)
EQR’s share options(1)	(2,899)	(1,527)
EQR’s ESPP discount	(490)	(658)
Pro forma net income available to OP Units	$119,085	$80,609
Earnings per OP Unit:
Basic – as reported	$0.41	$0.28
Basic – pro forma	$0.41	$0.27
Diluted – as reported	$0.41	$0.28
Diluted – pro forma	$0.40	$0.27

(1)        Share options for the quarter ended March 31, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to EQR's former chief executive officer. These options vested immediately upon grant.

16.                               Commitments and Contingencies

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

As of March 31, 2003, the Operating Partnership has 17 projects in various stages of development with estimated completion dates ranging through June 30, 2004.  The Operating Partnership funded a net total of $1.7 million during the quarter ended March 31, 2003 for the development of multifamily properties pursuant to its agreements with developers.  The Operating Partnership expects to fund approximately $5.0 million in connection with these properties during the remainder of 2003 and in 2004.  The three development agreements currently in place have the following key terms:

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

•                  The second development partner has the right, at any time following completion of a project, to require the Operating Partnership to purchase the partners’ interest in that project at a mutually agreeable price.  If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, the Operating Partnership must purchase, at the agreed-upon price, any projects remaining unsold.

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

In connection with one of its mergers, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of March 31, 2003, this enhancement was still in effect at a commitment amount of $12.7 million.

17.                               Asset Impairment

For both the quarters ended March 31, 2003 and 2002, the Operating Partnership recorded approximately $0.3 million of asset impairment charges related to its technology investments.  These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets.

18.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes ECH.  Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Operating Partnership’s rental real estate segment comprises approximately 98.8%

of total revenues for both the quarters ended March 31, 2003 and 2002.  The Operating Partnership’s rental real estate segment comprises approximately 99.8% and 99.7% of total assets at March 31, 2003 and December 31, 2002, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $279.6 million and $293.3 million for the quarters ended March 31, 2003 and 2002, respectively.

During the acquisition, development and/or disposition of real estate, the Operating Partnership considers its NOI return on total investment as the primary measure of financial performance.

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the quarters ended March 31, 2003 or 2002.

19.                               Subsequent Events/Other

Subsequent to March 31, 2003 and through April 30, 2003, the Operating Partnership:

•                  Disposed of three properties consisting of 761 units for approximately $28.5 million; and

•                  Repaid $12.9 million of mortgage debt at/or prior to maturity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2002.

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believes”, “estimates”, “expects” and “anticipates” and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•                  The total number of development units, cost of development and completion dates as well as anticipated capital expenditures for replacements and building improvements all reflect the Operating Partnership’s best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

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

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2001	1,076	224,801
Q1 2002 Acquisitions	1	368	$26.0
Q1 2002 Dispositions	(5)	(757)	$43.7
Q1 2002 Completed Developments	1	588
At March 31, 2002	1,073	225,000
Q2/Q3/Q4 2002 Acquisitions	11	3,266	$263.9
Ft. Lewis Joint Venture	1	3,652
Q2/Q3/Q4 2002 Dispositions	(53)	(9,956)	$502.5
Q2/Q3/Q4 2002 Completed Developments	7	1,613
Q2/Q3/Q4 2002 Unit Configuration Changes	—	16
At December 31, 2002	1,039	223,591
Q1 2003 Acquisitions	3	920	$111.5
Q1 2003 Dispositions	(17)	(4,000)	$195.0
Q1 2003 Completed Developments	2	738
At March 31, 2003	1,027	221,249

Significant changes in revenues between the quarters presented have resulted primarily from reduced rental income through increased concessions or reduced apartment rents and occupancy at many of our properties.  Significant changes in expenses have resulted from increases in property and maintenance expenses including payroll, maintenance, building, utilities and leasing and advertising as well as real estate taxes.  In addition, the Operating Partnership’s acquisition, disposition and completed development activity has impacted overall results of operations for the quarters ended March 31, 2003 and 2002.  These changes are discussed in greater detail in the following paragraphs.

Properties that the Operating Partnership owned for both of the quarters ended March 31, 2003 and March 31, 2002 (the “First Quarter 2003 Same Store Properties”), which represented 191,278 units, also impacted the Operating Partnership’s results of operations and are discussed as well in the following paragraphs.

Comparison of the quarter ended March 31, 2003 to the quarter ended March 31, 2002

For the quarter ended March 31, 2003, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations decreased by approximately $17.3 million when compared to the quarter ended March 31, 2002.

Revenues from the First Quarter 2003 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the First Quarter 2003 Same Store Properties increased mainly due to higher utility, maintenance, building and payroll costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the First Quarter 2003 Same Store Properties (NOI represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense):

First Quarter 2003 vs. First Quarter 2002
Quarter over Quarter Same-Store Results

$ in Millions – 191,278 Same-Store Units

Description	Revenues	Expenses	NOI

Q1 2003	$448.1	$176.8	$271.3
Q1 2002	$464.3	$164.2	$300.1
Change	$(16.2)	$12.6	$(28.8)
Change	(3.5)%	7.7%	(9.6)%

Same-Store Occupancy Statistics

Q1 2003	92.5%
Q1 2002	94.0%
Change	(1.5)%

The Operating Partnership’s primary financial measure for evaluating each of its apartment communities is NOI.  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.

For properties that the Operating Partnership acquired prior to January 1, 2002 and expects to continue to own through December 31, 2003, the Operating Partnership anticipates the following operating results for the full year ending December 31, 2003:

2003 Same-Store Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(3.5%) to (1.2%)
Expense Change	2.8%) to 5.2%
NOI Change	(9.2%) to (3.7%)
Dispositions	$ 700 million

These 2003 operating assumptions are based on current expectations and are forward-looking.

Rental income from properties other than First Quarter 2003 Same Store Properties increased by approximately $11.3 million primarily as a result of revenue from properties acquired in 2002 and 2003 and additional Partially Owned Properties consolidated in the fourth quarter of 2002.

Interest and other income decreased by approximately $0.8 million, primarily as a result of lower interest rates being earned on short-term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties.  These expenses decreased by approximately $3.6 million or 18.4%.  This decrease is primarily attributable to a reversal of a profit sharing accrual in the first quarter of 2003 related to the 2002 calendar year as the Operating Partnership didn’t achieve its stated goals and management elected not to make a discretionary contribution to the plan.  In addition, the Company recorded lower expense in connection with granting less restricted shares to its employees in the first quarter of 2003.

Fee and asset management revenues, net of fee and asset management expenses, increased by $0.9 million as a result of managing additional units at Fort Lewis, Washington starting in April 2002.  As of

March 31, 2003 and 2002, the Operating Partnership managed 18,896 units and 16,539 units, respectively, for third parties and unconsolidated entities.

The Operating Partnership recorded impairment charges on its technology investments of approximately $0.3 million for both quarters presented.  See Note 17 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $3.5 million primarily due to lower variable interest rates.  During the quarter ended March 31, 2003, the Operating Partnership capitalized interest costs of approximately $5.4 million as compared to $5.9 million for the quarter ended March 31, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended March 31, 2003 was 6.39% as compared to 6.51% for the quarter ended March 31, 2002.

General and administrative expenses, which include corporate operating expenses, increased approximately $0.4 million between the periods under comparison.  This increase was primarily due to the Company’s election to begin expensing stock-based compensation effective January 1, 2003 (see Note 15 in the Notes to Consolidated Financial Statements) partially offset by lower expenses recorded in connection with granting less restricted shares to employees in the first quarter of 2003.

Income from investments in unconsolidated entities decreased approximately $0.1 million between the periods under comparison.  This decrease is primarily the result of increased equity losses partially offset by unrealized gains on derivative instruments.

Net gain on sales of discontinued operations increased approximately $67.9 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the quarter ended March 31, 2003, including two California properties, as well as the fact that many such sold properties were more fully depreciated.

Discontinued operations, net, decreased approximately $9.5 million between the periods under comparison.  See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2003, the Operating Partnership had approximately $29.9 million of cash and cash equivalents and $499.2 million available under its line of credit (net of $60.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at March 31, 2003 was approximately $310.3 million and the amount available on the Operating Partnership’s line of credit was $646.7 million (net of $53.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).

Part of the Operating Partnership’s acquisition and development funding strategy and the funding of investments in various unconsolidated entities is to utilize its line of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities.  Continuing to utilize this strategy during the quarter ended March 31, 2003, the Operating Partnership:

•                  Disposed of seventeen properties (including one Unconsolidated Property) and received net proceeds of approximately $192.1 million;

•                  Issued $400.0 million of 5.20% fixed rate unsecured debt receiving net proceeds of $397.5 million;

•                  Issued approximately 0.3 million OP Units and received net proceeds of $6.9 million; and

•                  Obtained $48.7 million in new mortgage financing.

All of these proceeds were utilized to:

•                  Purchase additional properties;

•                  Repay the line of credit;

•                  Repay mortgage indebtedness on selected properties;

•                  Invest in unconsolidated development projects; and

•                  Invest in unconsolidated entities.

During the quarter ended March 31, 2003, the Operating Partnership:

•                  Acquired three properties utilizing cash of $76.7 million;

•                  Repaid $140.0 million on its line of credit;

•                  Repaid $110.1 million of mortgage loans; and

•                  Funded a net of $1.7 million under its development agreements.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Operating Partnership, in turn, would repurchase $85.0 million of its OP Units held by EQR.  The Company did not repurchase any of its Common Shares during the quarter ended March 31, 2003.

The Operating Partnership’s total debt summary and debt maturity schedule as of March 31, 2003, are as follows:

Debt Summary as of March 31, 2003

	$ Millions	Weighted Average Rate
Secured	$2,901	6.05%
Unsecured	2,854	6.36%
Total	$5,755	6.20%

Fixed Rate*	$5,122	6.70%
Floating Rate*	633	2.23%
Total*	$5,755	6.20%

Above Totals Include:
Total Tax Exempt	$973	3.63%
Unsecured Revolving Credit Facility	$—	—

* Net of the effect of any interest rate protection agreements.

Debt Maturity Schedule as of March 31, 2003

Year	$ Millions	% of Total
2003	$294	5.1%
2004	656	11.4%
2005*	617	10.7%
2006	490	8.5%
2007	300	5.2%
2008	489	8.5%
2009	258	4.5%
2010	199	3.5%
2011	691	12.0%
2012+	1,761	30.6%
Total	$5,755	100.0%

* Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2003 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of March 31, 2003

Total Debt		$5,755,435,646

OP Units	294,741,805
OP Unit Equivalents (see below)	14,944,282
Total Outstanding at quarter-end	309,686,087
EQR Common Share Price at March 31, 2003	$24.07
		7,454,144,114
Perpetual Preference Units Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$13,986,079,760

Debt/Total Market Capitalization		41.15%

Convertible Preference Units, Preference Interests and Junior Preference Units
as of March 31, 2003

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	2,544,864	1.1128	2,831,925
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,944,282

The Operating Partnership’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From April 1, 2003 through April 30, 2003, the Operating Partnership:

•                  Disposed of three properties consisting of 761 units for approximately $28.5 million; and

•                  Repaid $12.9 million of mortgage debt at/or prior to maturity.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2003, the Operating Partnership has 17 projects in various stages of development with estimated completion dates ranging through June 30, 2004.  The three development agreements currently in place have the following key terms:

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

•                        The second development partner has the right, at any time following completion of a project, to require the Operating Partnership to purchase the partners’ interest in that project at a mutually agreeable price.  If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, the Operating Partnership must purchase, at the agreed-upon price, any projects remaining unsold.

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

In connection with one of its mergers, the Operating Partnership provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of April 30, 2003, this enhancement was still in effect at a commitment amount of $12.7 million.

As of April 30, 2003, the Operating Partnership has a commitment to fund $6.1 million to Constellation Real Technologies, LLC, a real estate technology company.

See also Note 7 and the third paragraph of Note 16 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in unconsolidated entities.

Capitalization of Fixed Assets and Improvements to Real Estate

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

For the quarter ended March 31, 2003, our actual improvements to real estate totaled approximately $33.6 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Three Months Ended March 31, 2003

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties(2)	181,447	$12,693	$70	$15,276	$84	$27,969	$154
New Acquisition Properties(3)	9,443	432	48	1,567	176	1,999	224
Other(4)	7,916	1,466		2,168		3,634
Total	198,806	$14,591		$19,011		$33,602

(1)                      Total units exclude 22,443 unconsolidated units.

(2)                      Wholly Owned Properties acquired prior to January 1, 2001.

(3)                      Wholly Owned Properties acquired during 2001, 2002 and 2003.  Per unit amounts are based on a weighted average of 8,914 units.

(4)                      Includes properties either Partially Owned or sold during the period, commercial space and condominium conversions.

We anticipate capitalizing annually an average of approximately $640 to $680 per unit for inside and outside the unit capital expenditures to our established properties.  The Operating Partnership expects to fund approximately $110.0 million for capital expenditures for replacements and building improvements for all consolidated properties for the remainder of 2003.

During the quarter ended March 31, 2003, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, was approximately $0.9 million.  The Operating Partnership expects to fund approximately $4.0 million in total additions to non-real estate property for the remainder of 2003.

Improvements to real estate and additions to non-real estate property were funded from net cash provided by operating activities.

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

See Note 12 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2003.

Other

Total distributions paid in April 2003 amounted to $143.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared in the first quarter of 2003.

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

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.  This facility matures in May 2005 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of April 30, 2003, no amounts were outstanding under this facility.

Critical Accounting Policies and Estimates

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

Cost Capitalization

See the Capitalization of Fixed Assets and Improvements to Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Operating Partnership capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital projects.  These costs are reflected on the balance sheet as an increase to depreciable property.

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

Revenue Recognition

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.  Interest income is recorded on an accrual basis.

Stock-Based Compensation

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of EQR’s Common Shares on the date of grant (intrinsic method).  The Company has elected to expense its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted or modified.  Any Common Shares issued pursuant to EQR’s share option/restricted share/ESPP plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis.

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the quarter ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 15 in the Notes to Consolidated Financial Statements for further discussion.

Funds From Operations

For the quarter ended March 31, 2003, Funds From Operations (“FFO”) available to OP Units decreased $23.4 million, or 12.2%, as compared to the quarter ended March 31, 2002.

The following is a reconciliation of net income available to OP Units to FFO available to OP Units for the quarters ended March 31, 2003 and 2002:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2003	2002
Net income available to OP Units	$120,277	$82,794
Adjustments:
Depreciation	117,816	110,992
Depreciation – Non-real estate additions	(2,275)	(1,977)
Depreciation – Partially Owned Properties	(2,039)	(1,871)
Depreciation – Unconsolidated Properties	5,195	4,490
Net gain on sales of unconsolidated entities	(1,212)	(5,657)
Discontinued operations:
Depreciation	1,102	5,776
Net gain on sales of depreciable property	(70,229)	(2,477)
FFO available to OP Units – basic(1)(2)	$168,635	$192,070

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.  Accordingly, the Operating Partnership included in FFO its incremental gains or losses from the sale of condominium units to third parties, which represented net gains of $443 and $339 for the quarters ended March 31, 2003 and 2002, respectively.

(2)       The Operating Partnership believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Operating Partnership’s performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.  The Operating Partnership’s calculation of FFO may differ from other real estate companies due to variations among the Operating Partnership’s and other real estate companies’ accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Operating Partnership’s Form 10-K for the year ended December 31, 2002.  See also Note 12 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Disclosure Controls and Procedures

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  There have been no significant changes to the internal controls of the Operating Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II.                        OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership’s Form 10-K for the year ended December 31, 2002.

Item 6.           Exhibits and Reports on Form 8-K

(A)                              Exhibits:

12                                    Computation of Ratio of Earnings to Combined Fixed Charges.

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

99.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of Registrant’s General Partner.

(B)                                Reports on Form 8-K:

A report on Form 8-K dated March 19, 2003 containing additional information on the prospectus supplement for the Operating Partnership’s $400.0 million unsecured note offering.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
BY: EQUITY RESIDENTIAL,
ITS GENERAL PARTNER

Date:	May 13, 2003	By:	/s/	David J. Neithercut
David J. Neithercut
Executive Vice President and
Chief Financial Officer

Date:	May 13, 2003	By:	/s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President,
Chief Accounting Officer
and Treasurer

CERTIFICATIONS

I, Bruce W. Duncan, Chief Executive Officer of Equity Residential, general partner of ERP Operating Limited Partnership, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ERP Operating Limited Partnership;

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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Bruce W. Duncan
Bruce W. Duncan
Chief Executive Officer of Equity Residential

CERTIFICATIONS

I, David J. Neithercut, Chief Financial Officer of Equity Residential, general partner of ERP Operating Limited Partnership, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ERP Operating Limited Partnership;

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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ David J. Neithercut
David J. Neithercut
Chief Financial Officer of Equity Residential

EXHIBIT INDEX

Exhibit	Document

12	Computation of Ratio of Earnings to Combined Fixed Charges.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

99.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of Registrant’s General Partner.