Form 10-Q
period 2004-03-31
ERP OPERATING LTD PARTNERSHIP
filed 2004-05-07
CIK 931182

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Investment in real estate
Land	$2,066,965	$1,845,547
Depreciable property	11,901,855	11,018,326
Construction in progress (including land)	386,655	10,506
Investment in real estate	14,355,475	12,874,379
Accumulated depreciation	(2,337,502)	(2,296,013)
Investment in real estate, net	12,017,973	10,578,366

Cash and cash equivalents	71,527	49,579
Investments in unconsolidated entities	13,503	473,977
Rents receivable	2,584	426
Deposits – restricted	135,664	133,752
Escrow deposits – mortgage	42,158	41,104
Deferred financing costs, net	31,852	31,135
Goodwill, net	30,000	30,000
Other assets	111,967	128,554
Total assets	$12,457,228	$11,466,893

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,221,993	$2,693,815
Notes, net	2,656,105	2,656,674
Line of credit	420,000	10,000
Accounts payable and accrued expenses	90,204	55,463
Accrued interest payable	71,914	60,334
Rents received in advance and other liabilities	198,625	189,372
Security deposits	46,937	44,670
Distributions payable	141,231	140,195
Total liabilities	6,847,009	5,850,523

Commitments and contingencies
Minority Interests – Partially Owned Properties	13,582	9,903

Partners’ capital:
Preference Units	669,750	670,913
Preference Interests	246,000	246,000
Junior Preference Units	2,217	2,217
General Partner	4,384,385	4,371,483
Limited Partners	326,332	342,809
Deferred compensation	(2,641)	(3,554)
Accumulated other comprehensive loss	(29,406)	(23,401)
Total partners’ capital	5,596,637	5,606,467
Total liabilities and partners’ capital	$12,457,228	$11,466,893

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
REVENUES
Rental income	$459,654	$435,803
Fee and asset management	3,007	2,488
Total revenues	462,661	438,291

EXPENSES
Property and maintenance	125,995	118,422
Real estate taxes and insurance	52,471	47,857
Property management	17,286	15,851
Fee and asset management	1,995	1,770
Depreciation	115,610	105,778
General and administrative	9,988	11,176
Impairment on technology investments	—	291
Total expenses	323,345	301,145

Operating income	139,316	137,146

Interest and other income	2,108	3,337
Interest:
Expense incurred, net	(79,858)	(79,417)
Amortization of deferred financing costs	(1,426)	(1,338)
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	60,140	59,728
Allocation to Minority Interests – Partially Owned Properties	(147)	(115)
Income (loss) from investments in unconsolidated entities	(7,406)	107
Net gain on sales of unconsolidated entities	2,434	1,212
Income from continuing operations	55,021	60,932
Net gain on sales of discontinued operations	71,499	70,672
Discontinued operations, net	(1,815)	12,853
Net income	$124,705	$144,457

ALLOCATION OF NET INCOME:
Preference Units	$13,672	$19,046
Preference Interests	$5,053	$5,053
Junior Preference Units	$31	$81

General Partner	$98,309	$111,167
Limited Partners	7,640	9,110
Net income available to OP Units	$105,949	$120,277
Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.12	$0.13
Net income available to OP Units	$0.35	$0.41
Weighted average OP Units outstanding	299,028	292,950
Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.12	$0.13
Net income available to OP Units	$0.35	$0.41
Weighted average OP Units outstanding	301,781	294,508

Distributions declared per OP Unit outstanding	$0.4325	$0.4325

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
Comprehensive income:
Net income	$124,705	$144,457
Other comprehensive income (losses) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	(10,154)	137
Equity in unrealized holding gains arising during the period –unconsolidated entities	3,667	1,194
Losses reclassified into earnings from other comprehensive income	482	230
Comprehensive income	$118,700	$146,018

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,705	$144,457
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	147	115
Depreciation	117,185	118,918
Amortization of deferred financing costs	1,590	1,408
Amortization of discounts and premiums on debt	(216)	(239)
Amortization of deferred settlements on derivative instruments	123	(68)
Impairment on technology investments	—	291
Loss (income) from investments in unconsolidated entities	7,406	(107)
Net (gain) on sales of discontinued operations	(71,499)	(70,672)
Net (gain) on sales of unconsolidated entities	(2,434)	(1,212)
Loss on debt extinguishments	93	183
Unrealized loss (gain) on derivative instruments	59	(44)
Compensation paid with Company Common Shares	4,335	4,445

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(1,534)	1,516
(Increase) in deposits – restricted	(1,356)	(2,283)
(Increase) decrease in other assets	(7,046)	322
Increase in accounts payable and accrued expenses	5,888	1,865
Increase in accrued interest payable	9,159	1,836
(Decrease) in rents received in advance and other liabilities	(8,902)	(6,788)
Increase (decrease) in security deposits	287	(141)
Net cash provided by operating activities	177,990	193,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(187,996)	(76,692)
Investment in real estate – development/other	(4,722)	(2,057)
Improvements to real estate	(35,712)	(33,602)
Additions to non-real estate property	(667)	(908)
Interest capitalized for real estate under development	(370)	—
Interest capitalized for unconsolidated entities under development	(2,282)	(5,437)
Proceeds from disposition of real estate, net	291,527	190,906
Proceeds from disposition of unconsolidated entities	4,729	1,213
Investments in unconsolidated entities	(406,115)	(4,227)
Distributions from unconsolidated entities	23,416	6,041
Decrease (increase) in deposits on real estate acquisitions, net	565	(29,560)
Decrease in mortgage deposits	2,653	5,877
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	(49,080)	—
Via FIN 46 (cash consolidated)	3,628	—
Acquisition of Minority Interests – Partially Owned Properties	(72)	—
Other investing activities, net	1,401	—
Net cash (used for) provided by investing activities	(359,097)	51,554

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(707)	$(3,153)
Mortgage notes payable:
Proceeds	16,450	48,680
Lump sum payoffs	(80,692)	(101,793)
Scheduled principal repayments	(6,145)	(8,285)
Prepayment premiums/fees	(430)	(183)
Notes, net:
Proceeds	—	398,816
Scheduled principal repayments	—	(192)
Line of credit:
Proceeds	549,000	172,000
Repayments	(139,000)	(312,000)
(Payments on) settlement of derivative instruments	(3,107)	(12,999)
Proceeds from sale of OP Units	3,538	2,606
Proceeds from exercise of EQR options	20,923	4,270
Payment of offering costs	(24)	(71)
Distributions:
OP Units – General Partner	(119,740)	(117,242)
Preference Units	(13,693)	(19,048)
Preference Interests	(5,053)	(5,053)
Junior Preference Units	(81)	(81)
OP Units – Limited Partners	(9,411)	(9,645)
Minority Interests – Partially Owned Properties	(8,773)	(1,549)
Net cash provided by financing activities	203,055	35,078
Net increase in cash and cash equivalents	21,948	280,434
Cash and cash equivalents, beginning of period	49,579	29,875
Cash and cash equivalents, end of period	$71,527	$310,309

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$73,800	$83,579

Real estate acquisitions/dispositions:
Mortgage loans assumed	$36,943	$34,968
Mortgage loans (assumed) by purchaser	$(1,338)	$—

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(955,073)	$—
Mortgage loans assumed	$270,285	$—
Minority Interests – Partially Owned Properties	$309	$—
Investments in unconsolidated entities	$608,200	$—
Net other (assets) liabilities recorded	$27,199	$—

Consolidation of previously Unconsolidated Properties – Via FIN 46:
Investment in real estate	$(548,342)	$—
Mortgage loans consolidated	$294,722	$—
Minority Interests – Partially Owned Properties	$3,074	$—
Investments in unconsolidated entities	$234,984	$—
Net other (assets) liabilities recorded	$19,190	$—

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

EQR is the general partner of, and as of March 31, 2004 owned an approximate 93.0% ownership interest in ERPOP.  ERPOP is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it. As used herein, the term “Company” means EQR and the Operating Partnership.

As of March 31, 2004, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 952 properties in 34 states consisting of 203,590 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	849	179,115
Partially Owned Properties (Consolidated)	40	7,857
Unconsolidated Properties	63	16,618
	952	203,590

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definition of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company has elected to expense its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.  Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing units of limited partnership interest (“OP Units”) to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

The Company has chosen to use the “Prospective Method” which requires the Company to apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the quarters ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per OP Unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Quarter Ended March 31,
	2004	2003
	(Amounts in thousands except per OP Unit amounts)

Net income available to OP Units – as reported	$105,949	$120,277
Add: Stock-based employee compensation expense included in reported net income:
EQR’s restricted/performance shares	2,882	2,334
EQR’s share options (1)	789	1,707
EQR’s ESPP discount	664	490
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
EQR’s restricted/performance shares	(2,882)	(2,334)
EQR’s share options (1)	(1,558)	(2,899)
EQR’s ESPP discount	(664)	(490)
Net income available to OP Units – pro forma	$105,180	$119,085
Earnings per OP Unit:
Basic – as reported	$0.35	$0.41
Basic – pro forma	$0.35	$0.41

Diluted – as reported	$0.35	$0.41
Diluted – pro forma	$0.35	$0.40

(1)       Share options for the quarter ended March 31, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to EQR’s former chief executive officer.  These options vested immediately upon grant.

Other

The Operating Partnership adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as required, effective March 31, 2004.  The adoption required the consolidation of all previously unconsolidated development projects.  FIN No. 46 requires the Operating Partnership to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, which for the Operating Partnership includes only its development partnerships, if the Operating Partnership is entitled to receive a majority of the entity’s residual returns or is subject to a majority of the risk of loss from such entity’s activities.  As of the original formation of the respective joint ventures, the Operating Partnership is considered to be the primary beneficiary and the fair value of the assets, liabilities and non-controlling interests of these development projects approximates carryover basis.  Due to the March 31, 2004 effective date, the Operating Partnership has consolidated only the assets, liabilities and non-controlling interests of these development properties.  The results of operations will be consolidated beginning April 1, 2004.  The adoption of FIN No. 46 will not have any effect on net income as the aggregate results of operations of these development properties were previously taken into account in income (loss) from investments in unconsolidated entities.  See Note 4 for additional discussion.

The Operating Partnership generally contributes between 25% and 35% of the project cost of the joint venture projects under development (constituting 100% of the equity), with the remaining cost financed through third-party construction mortgages.  Voting rights are shared equally between the Operating Partnership and its respective development partners and accordingly, these projects were accounted for under the equity method prior to the adoption of FIN No. 46.

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

With regards to the aforementioned disclosure provisions, the Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 40 properties and 7,857 units having a minority interest book value of $13.6 million at March 31, 2004.  These partnerships contain provisions that require the partnerships to be liquidated through the sales of their assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of March 31, 2004, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $107 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2004 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

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

3.                                      Partners’ Capital

The following table presents the changes in the Operating Partnership’s issued and outstanding OP Units for the quarter ended March 31, 2004:

2004
OP Units outstanding at January 1,	299,551,617

Issued to General Partner:
Conversion of Series E Preference Units	51,633
Conversion of Series H Preference Units	144
Employee Share Purchase Plan	142,145
Exercise of EQR options	898,092
Restricted EQR share grants, net	550,332
Other	(75)

OP Units outstanding at March 31,	301,193,888

The limited partners of the Operating Partnership as of March 31, 2004 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units (the “Limited Partners”) and own an approximate 7.0% ownership interest (21,007,913 OP Units) in ERPOP.  Subject to applicable securities law restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding Preference Units as of March 31, 2004 and December 31, 2003:

	Annual Dividend Rate per Unit (1)	Amounts in thousands
		March 31, 2004	December 31, 2003
Preference Units:

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 2,146,090 and 2,192,490 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively	$1.75	53,652	54,812

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 43,928 and 44,028 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively	$1.75	1,098	1,101

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$16.20	150,000	150,000

		$669,750	$670,913

(1)          Dividends on all series of Preference Units are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D and N are Preference Unit rates and the equivalent Depositary Unit annual dividend rates are $2.281252, $2.281252, $2.15 and $1.62, respectively.

The following table presents the issued and outstanding Preference Interests as of March 31, 2004 and December 31, 2003:

	Annual Dividend Rate per Unit (1)	Amounts in thousands
		March 31, 2004	December 31, 2003
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.00	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.25	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.25	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.25	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at March 31, 2004 and December 31, 2003	$3.8125	11,500	11,500
		$246,000	$246,000

(1)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2004 and December 31, 2003:

	Annual Dividend Rate per Unit (1)	Amounts in thousands
		March 31, 2004	December 31, 2003
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 20,333 units issued and outstanding at March 31, 2004 and December 31, 2003	$5.46934	$2,033	$2,033

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2004 and December 31, 2003	$2.00	184	184
		$2,217	$2,217

(1)          Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

4.                                 Real Estate

During the quarter ended March 31, 2004, the Operating Partnership acquired the entire equity interest in five properties containing 1,671 units from unaffiliated parties, inclusive of three additional units at an existing property, for a total purchase price of $224.4 million.

During the quarter ended March 31, 2004, the Operating Partnership also acquired the majority of the remaining third party equity interests it did not previously own in sixteen properties, consisting of 4,739 completed units, 315 development units to be completed in the second quarter of 2004 and two vacant land parcels. These properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Operating Partnership recorded $955.1 million in investment in real estate and the following:

•	Assumed $270.3 million in mortgage debt;
•	Recorded $0.3 million of minority interest in partially owned properties;
•	Reduced investments in unconsolidated entities by $608.2 million (inclusive of $339.7 million in mortgage debt paid off prior to closing);
•	Assumed $27.2 million of other liabilities net of other assets acquired; and
•	Paid cash of $49.1 million (net of cash acquired).

As previously noted, the Operating Partnership adopted FIN No. 46, as required, effective March 31, 2004.  The adoption required the consolidation of all previously unconsolidated development projects.  Accordingly, the Operating Partnership consolidated five completed properties containing 1,360 units, six projects under development which are anticipated to contain 1,592 units upon completion and various other vacant land parcels held for future development.  The Operating Partnership recorded $548.3 million in investment in real estate and the following:

•	Consolidated $294.7 million in mortgage debt;
•	Recorded $3.0 million of minority interest in partially owned properties;
•	Reduced investments in unconsolidated entities by $235.0 million;
•	Consolidated $19.2 million of other liabilities net of other assets acquired; and
•	Consolidated $3.6 million of cash.

During the quarter ended March 31, 2004, the Operating Partnership disposed of twenty-two properties containing 5,990 units to unaffiliated parties, inclusive of various individual condominium units, for a total sales price of $301.3 million allocated as follows:

•                  Wholly Owned Properties – 19 properties containing 5,239 units for a total sales price of $269.4 million;

•                  Partially Owned Properties – 2 properties containing 487 units for a total sales price of $27.5 million; and

•                  Unconsolidated Properties – 1 property containing 264 units for a total sales price of $4.4 million (represents the Operating Partnership’s allocated share of the net disposition proceeds).

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $71.5 million and a net gain on sales of unconsolidated entities of approximately $2.4 million on the above sales.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of April 28, 2004, in addition to the properties that were subsequently acquired as discussed in Note 16, the Operating Partnership had entered into a separate agreement to acquire one multifamily property containing 144 units from an unaffiliated party.  The Operating Partnership expects a purchase price of approximately $16.4 million.

As of April 28, 2004, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Operating Partnership had entered into separate agreements to dispose of eight multifamily properties containing 2,516 units and one vacant land parcel to unaffiliated parties.  The Operating Partnership expects a combined disposition price of approximately $156.6 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of March 31, 2004 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Lexford/ Other	Totals

Total projects	45	17	62	(1)

Total units	10,846	2,015	12,861	(1)

Operating Partnership’s ownership percentage of outstanding debt	25.0%	12.7%

Operating Partnership’s share of outstanding debt (2)	$121,200	$4,577	$125,777

(1)                Totals exclude Fort Lewis Military Housing consisting of one property and 3,757 units, which is not accounted for under the equity method of accounting but is included in the Operating Partnership’s property/unit counts as of March 31, 2004.

(2)                All debt is non-recourse to the Operating Partnership.

7.                                      Deposits - Restricted

As of March 31, 2004, deposits-restricted totaled $135.7 million and primarily included the following:

•                  Deposits in the amount of $32.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with partially owned (consolidated) development projects;

•                  Approximately $39.5 million in tax-deferred (1031) exchange proceeds; and

•                  Approximately $64.2 million for resident security, utility, and other deposits.

8.                                      Mortgage Notes Payable

As of March 31, 2004, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.2 billion.

During the quarter ended March 31, 2004, the Operating Partnership:

•                  Repaid $86.8 million of mortgage loans;

•                  Assumed/consolidated $601.9 million of mortgage debt on certain properties in connection with their acquisition and/or consolidation;

•                  Obtained $16.5 million of mortgage loans on certain properties; and

•                  Was released from $1.3 million of mortgage debt assumed by the purchaser on disposed properties.

As of March 31, 2004, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through January 1, 2034.  At March 31, 2004, the interest rate range on the Operating Partnership’s mortgage debt was 0.92% to 12.465%.  During the quarter ended March 31, 2004, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.59%.

9.                                      Notes

As of March 31, 2004, the Operating Partnership had outstanding unsecured notes of approximately $2.7 billion.

As of March 31, 2004, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029.  At March 31, 2004, the interest rate range on the Operating Partnership’s notes was 4.75% to 7.75%.  During the quarter ended March 31, 2004, the weighted average interest rate on the Operating Partnership’s notes was 6.43%.

10.                               Line of Credit

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.  As of March 31, 2004, $420.0 million was outstanding and $56.7 million was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility.  During the quarter ended March 31, 2004, the weighted average interest rate was 1.51%.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at March 31, 2004 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Interest Rate Caps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps	Development Cash Flow Hedges
Current Notional Balance	$150,000	$320,000	$250,000	$37,000	$255,082	$255,082	$137,409
Lowest Possible Notional	$150,000	$320,000	$250,000	$37,000	$99,524	$99,524	$19,993
Highest Possible Notional	$150,000	$320,000	$250,000	$37,000	$264,419	$264,419	$137,409
Lowest Interest Rate	3.68%	3.25%	4.34%	6.50%	4.90%	4.83%	1.93%
Highest Interest Rate	3.68%	7.25%	4.90%	6.50%	6.00%	6.00%	5.23%
Earliest Maturity Date	2005	2005	2014	2004	2004	2004	2004
Latest Maturity Date	2005	2009	2014	2004	2007	2007	2004
Estimated Asset (Liability) Fair Value	$(5,652)	$3,815	$(6,543)	$—	$385	$(385)	$(323)

During the quarter ended March 31, 2004, the Operating Partnership paid approximately $3.1 million to terminate four development interest rate swaps in conjunction with the repayment of the respective construction mortgage loans.  The Operating Partnership recognized a $1.9 million loss in connection with these terminations (included in loss from investments in unconsolidated entities as the losses occurred prior to the acquisition and/or consolidation of the respective development properties – see further discussion in Notes 2 and 4).

On March 31, 2004, the net derivative instruments were reported at their fair value as other assets of approximately $5.5 million and as other liabilities of approximately $14.2 million.  As of March 31, 2004, there were approximately $29.3 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at March 31, 2004, the Operating Partnership may recognize an estimated $7.1 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2005.

12.                               Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted:

	Quarter Ended March 31,
	2004	2003
	(Amounts in thousands except per OP Unit amounts)

Numerator for net income per OP Unit – basic:
Income from continuing operations	$55,021	$60,932
Allocation to Preference Units	(13,672)	(19,046)
Allocation to Preference Interests	(5,053)	(5,053)
Allocation to Junior Preference Units	(31)	(81)

Income from continuing operations available to OP Units	36,265	36,752
Net gain on sales of discontinued operations	71,499	70,672
Discontinued operations, net	(1,815)	12,853
Numerator for net income per OP Unit – basic	$105,949	$120,277

Numerator for net income per OP Unit – diluted:
Income from continuing operations	$55,021	$60,932
Allocation to Preference Units	(13,672)	(19,046)
Allocation to Preference Interests	(5,053)	(5,053)
Allocation to Junior Preference Units	(31)	(81)

Income from continuing operations available to OP Units	36,265	36,752
Net gain on sales of discontinued operations	71,499	70,672
Discontinued operations, net	(1,815)	12,853
Numerator for net income per OP Unit – diluted	$105,949	$120,277

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	299,028	292,950

Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	2,753	1,558
Denominator for net income per OP Unit – diluted	301,781	294,508
Net income per OP Unit – basic	$0.35	$0.41
Net income per OP Unit – diluted	$0.35	$0.41

	Quarter Ended March 31,
	2004	2003
	(Amounts in thousands except per OP Unit amounts)

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.12	$0.13
Net gain on sales of discontinued operations	0.24	0.24
Discontinued operations, net	(0.01)	0.04

Net income per OP Unit – basic	$0.35	$0.41

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.12	$0.13
Net gain on sales of discontinued operations	0.24	0.24
Discontinued operations, net	(0.01)	0.04

Net income per OP Unit – diluted	$0.35	$0.41

Convertible preference units/interests that could be converted into 3,553,977 and 14,945,776 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the quarters ended March 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
	2004	2003
	(Amounts in thousands)

REVENUES
Rental income	$5,440	$49,442
Total revenues	5,440	49,442

EXPENSES (1)
Property and maintenance	4,477	16,730
Real estate taxes and insurance	604	5,163
Property management	—	50
Depreciation	1,575	13,140
Total expenses	6,656	35,083

Discontinued operating income (loss)	(1,216)	14,359

Interest and other income	20	17
Interest:
Expense incurred, net	(455)	(1,453)
Amortization of deferred financing costs	(164)	(70)

Discontinued operations, net	$(1,815)	$12,853

(1)             Includes expenses paid in the current period for properties sold in prior periods related to the Operating Partnership’s period of ownership.

For the properties sold during 2004, the investment in real estate, net and the mortgage notes payable balances at December 31, 2003 were $206.7 million and $43.1 million, respectively.

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

As of March 31, 2004, the Operating Partnership has seven projects with joint venture partners in various stages of development with estimated completion dates ranging through December 31,2005 which are consolidated as of March 31, 2004 as a result of FIN No. 46.  The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development agreement, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of April 28, 2004, the Operating Partnership had set-aside $10.0 million towards this credit enhancement.  The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

•                  The third development partner has the exclusive right for six months following stabilization, as defined, to market a project for sale.  Thereafter, either the Operating Partnership or its development partner may market a project for sale.  If the Operating Partnership’s development partner proposes the sale, the Operating Partnership may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Operating Partnership may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

In connection with one of its mergers, the Operating Partnership provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Operating Partnership has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Operating Partnership would be required to perform under this agreement only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also indemnified the Operating Partnership for any losses suffered.  As of March 31, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no current outstanding liability.

15.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

 The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Operating Partnership’s rental real estate segment comprises approximately 99.4% of total revenues for both the quarters ended March 31, 2004 and 2003.  The Operating Partnership’s rental real estate segment comprises approximately 99.8% and 99.7% of total assets at March 31, 2004 and December 31, 2003, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $263.9 million and $253.7 million for the quarters ended March 31, 2004 and 2003, respectively.

During the acquisition, development and/or disposition of real estate, the Operating Partnership considers its NOI return on total investment as the primary measure of financial performance.

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the quarter ended March 31, 2004 or 2003.

16.                               Subsequent Events/Other

Subsequent to March 31, 2004 and through April 28, 2004, the Operating Partnership:

•                  Acquired four properties consisting of 814 units for approximately $98.8 million;

•                  Assumed $14.0 million of mortgage debt on one property in connection with its acquisition;

•                  Disposed of three properties and various individual condominium units consisting of 839 units for approximately $53.7 million;

•                  Obtained $220.0 million in new mortgage debt;

•                  Repaid $82.5 million of mortgage debt; and

•                  Repaid $75.0 million of 7.5% fixed rate notes at maturity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2003.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Notes 5 and 11 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $Millions
At December 31, 2002	1,039	223,591
Q1 2003 Acquisitions	3	920	$111.5
Q1 2003 Dispositions	(17)	(4,000)	$195.0
Q1 2003 Completed Developments	2	738
At March 31, 2003	1,027	221,249
Q2/Q3/Q4 2003 Acquisitions	14	4,280	$572.6
Q2/Q3/Q4 2003 Dispositions	(79)	(19,486)	$1,022.9
Q2/Q3/Q4 2003 Completed Developments	6	1,374
Q2/Q3/Q4 2003 Unit Configuration Changes	—	89
At December 31, 2003	968	207,506
Q1 2004 Acquisitions	5	1,671	$224.4
Q1 2004 Dispositions	(22)	(5,990)	$301.3
Q1 2004 Completed Developments	1	403
At March 31, 2004	952	203,590

Properties that the Operating Partnership owned for both of the quarters ended March 31, 2004 and March 31, 2003 (the “First Quarter 2004 Same Store Properties”), which represented 170,836 units, impacted the Operating Partnership’s results of operations and are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2004 and 2003.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2004 to the quarter ended March 31, 2003

For the quarter ended March 31, 2004, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations increased by approximately $0.4 million when compared to the quarter ended March 31, 2003.

First Quarter 2004 Same Store Properties revenues decreased primarily as a result of lower rental rates charged to residents and property operating expenses increased primarily due to higher payroll, utility and real estate tax costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the First Quarter 2004 Same Store Properties (NOI represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense):

First Quarter 2004 vs. First Quarter 2003
Quarter over Quarter Same-Store Results

$ in Millions – 170,836 Same-Store Units

Description	Revenues	Expenses	NOI

Q1 2004	$415.9	$168.7	$247.2
Q1 2003	$416.9	$163.8	$253.1
Change	$(1.0)	$4.9	$(5.9)
Change	(0.2)%	3.0%	(2.3)%

Same Store Occupancy Statistics

Q1 2004	92.9%
Q1 2003	92.6%
Change	0.3%

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

For properties that the Operating Partnership acquired prior to January 1, 2003 and expects to continue to own through December 31, 2004, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2004:

2004 Same Store Assumptions

Physical Occupancy	93.0%
Revenue Change	(0.75%) to 1.50%
Expense Change	3.0% to 4.0%
NOI Change	(4.0%) to 0.5%
Acquisitions	$ 800 million
Dispositions	$ 800 million

These 2004 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than First Quarter 2004 Same Store Properties increased by approximately $24.9 million primarily as a result of new properties acquired in 2003 and the first quarter of 2004.

Fee and asset management revenues, net of fee and asset management expenses, increased by $0.3 million primarily as a result of additional income allocated from Ft. Lewis.  As of March 31, 2004 and 2003, the Operating Partnership managed 18,040 units and 18,896 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $1.4 million or 9.1%.  This increase is primarily attributable to higher payroll costs and increased expenses for additional restricted shares and stock options granted.

Depreciation expense, which includes depreciation on non-real estate assets, increased $9.8 million primarily as a result of properties acquired after March 31, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $1.2 million between the periods under comparison.  This decrease was primarily due to $1.4 million of immediate expense recognition related to options granted in the first quarter of 2003 to EQR’s former chief executive officer.  The Operating Partnership anticipates that general and administrative expenses could approximate up to $48.0 million for the full year ending December 31, 2004 (an increase of approximately $9.0 million compared to 2003) as a result of consulting services contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.  The Operating Partnership believes that these additional expenditures may be more than offset by increased rental revenues and/or reduced operating expenses in future years.  The above assumptions are based on current expectations and are forward-looking.

Interest and other income decreased by approximately $1.2 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense, including amortization of deferred financing costs, increased approximately $0.5 million.  During the quarter ended March 31, 2004, the Operating Partnership capitalized interest costs of approximately $2.7 million as compared to $5.4 million for the quarter ended March 31, 2003.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended March 31, 2004 was 6.14% as compared to 6.39% for the quarter ended March 31, 2003.

Loss from investments in unconsolidated entities increased approximately $7.5 million between the periods under comparison.  This increase is primarily the result of increased operating losses from equity investments and realized losses on the settlement of derivative instruments (see Note 11 in the Notes to Consolidated Financial Statements).

Net gain on sales of discontinued operations increased approximately $0.8 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the quarter ended March 31, 2004, as well as the fact that several properties were more fully depreciated.

Discontinued operations, net, decreased approximately $14.7 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing and size of the properties sold.  Any property sold after April 1, 2003 will include a full quarter’s results in the first quarter of 2003 but minimal to no results in the first quarter of 2004.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

The Operating Partnership adopted FIN No. 46, as required, effective March 31, 2004.  See Notes 2 and 4 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2004, the Operating Partnership had approximately $49.6 million of cash and cash equivalents and $633.3 million available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at March 31, 2004 was approximately $71.5 million and the amount available on the Operating Partnership’s revolving credit facility was $223.3 million (net of $56.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the quarter ended March 31, 2004, the Operating Partnership generated and/or obtained cash from various transactions, which included the following:

•                  Increased borrowings by the net amount of $410.0 million on its revolving credit facility;

•                  Disposed of twenty-two properties (including one Unconsolidated Property) and received net proceeds of approximately $296.3 million;

•                  Obtained $16.5 million in new mortgage financing; and

•                  Issued approximately 1.0 million OP Units and received net proceeds of $24.5 million.

During the quarter ended March 31, 2004, the above proceeds were utilized to:

•                  Acquire the minority interests in fifteen previously unconsolidated development properties, two vacant land parcels and two other properties for $53.3 million in cash (prior to consideration of cash acquired of $4.2 million and the repayment of $339.7 million in mortgage debt prior to closing);

•                  Invest $406.1 million primarily in previously unconsolidated development projects prior to their consolidation (inclusive of $339.7 million in mortgage debt paid off prior to consolidation);

•                  Acquire five properties, and three additional units at an existing property, utilizing cash of $188.0 million;

•                  Pay OP Unit distributions of $129.2 million ($0.4325 per unit);

•                  Pay preference interest/unit distributions of $18.8 million; and

•                  Repay $86.8 million of mortgage loans.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, EQR may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by its Board of Trustees.  The Operating Partnership in turn would repurchase $85.0 million of its OP Units held by EQR.  EQR did not repurchase any of its Common Shares during the quarter ended March 31, 2004.

The Operating Partnership’s total debt summary and debt maturity schedule as of March 31, 2004, are as follows:

Debt Summary

	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,222	5.59%
Unsecured	3,076	6.12%
Total	$6,298	5.86%

Fixed Rate	$4,965	6.71%
Floating Rate	1,333	1.61%
Total	$6,298	5.86%

Above Totals Include:
Tax Exempt:
Fixed	$327	4.40%
Floating	573	1.38%
Total	$900	2.47%

Unsecured Revolving Credit Facility	$420	1.51%

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule as of March 31, 2004

Year	$ Millions	% of Total
2004	$787	12.5%
2005 (1)(2)	1,065	16.9%
2006 (3)	480	7.6%
2007	355	5.6%
2008	624	9.9%
2009	291	4.6%
2010	196	3.1%
2011	704	11.2%
2012	460	7.3%
2013+	1,336	21.2%
Total	$6,298	100.0%

(1) Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

(2) Includes $420 million outstanding on the Operating Partnership’s unsecured revolving credit facility.

(3) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of April 28, 2004, $2.28 billion in debt securities remained available for issuance under this registration statement.

In February 1998, the Company filed and the SEC declared effective a Form S-3 registration statement to register $1.0 billion of equity securities.  In addition, the Company carried over $272.4 million related to a prior registration statement.  As of April 28, 2004, $956.5 million in equity securities remained available for issuance under this registration statement.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2004 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of March 31, 2004

Total Debt		$6,298,098,129
OP Units	301,193,888
OP Unit Equivalents (see below)	3,546,455
Total Outstanding at quarter-end	304,740,343
EQR Common Share Price at March 31, 2004	$29.85
		9,096,499,239
Perpetual Preference Units Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$16,221,097,368

Debt/Total Market Capitalization		39%

Convertible Preference Units, Preference Interests
and Junior Preference Units
as of March 31, 2004

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	2,146,090	1.1128	2,388,169
Series H	43,928	1.4480	63,608
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	20,333	4.081600	82,991
Series B	7,367	1.020408	7,517

Total			3,546,455

The Operating Partnership’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From April 1, 2004 through April 28, 2004, the Operating Partnership:

•                  Acquired four properties consisting of 814 units for approximately $98.8 million;

•                  Assumed $14.0 million of mortgage debt on one property in connection with its acquisition;

•                  Disposed of three properties and various individual condominium units consisting of 839 units for approximately $53.7 million;

•                  Obtained $220.0 million in new mortgage debt;

•                  Repaid $82.5 million of mortgage debt; and

•                  Repaid $75.0 million of 7.5% fixed rate notes at maturity.

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

For the quarter ended March 31, 2004, our actual improvements to real estate totaled approximately $35.7 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Quarter Ended March 31, 2004

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	161,070	$12,308	$76	$16,584	$103	$28,892	$179
New Acquisition Properties (3)	16,539	583	48	1,440	117	2,023	165
Other (4)	9,363	2,580		2,217		4,797
Total	186,972	$15,471		$20,241		$35,712

(1)          Total units exclude 16,618 unconsolidated units.

(2)          Wholly Owned Properties acquired prior to January 1, 2002.

(3)           Wholly Owned Properties acquired during 2002, 2003 and 2004.  Per unit amounts are based on a weighted average of 12,260 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space and, condominium conversions.

The Operating Partnership expects to fund approximately $125.0 million for capital expenditures for replacements and building improvements for all consolidated properties for the remainder of 2004.

During the quarter ended March 31, 2004, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, was approximately $0.7 million.  The Operating Partnership expects to fund approximately $5.8 million in total additions to non-real estate property for the remainder of 2004.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2004.

Other

Total distributions paid in April 2004 amounted to $142.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2004.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $12.0 billion in net investment in real estate on the Operating Partnership’s balance sheet at March 31, 2004, $7.2 billion (or 60.2%) was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.    This facility matures in May 2005 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of April 28, 2004, $455.0 million was outstanding under this facility (and $63.7 million was restricted and dedicated to support letters of credit).

As of March 31, 2004, the Operating Partnership has seven projects with joint venture partners in various stages of development with estimated completion dates ranging through December 31, 2005 which are consolidated as of March 31, 2004 as a result of FIN No. 46.  The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development partner, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of April 28, 2004, the Operating Partnership had set-aside $10.0 million towards this credit enhancement.  The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

•                  The third development partner has the exclusive right for six months following stabilization, as defined, to market a project for sale.  Thereafter, either the Operating Partnership or its development partner may market a project for sale.  If the Operating Partnership’s development partner proposes the sale, the Operating Partnership may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Operating Partnership may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

Off-Balance Sheet Arrangements and Contractual Obligations

The Operating Partnership has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting.  Management does not believe these investments have a materially different impact upon the Operating Partnership’s liquidity, capital resources, credit or market risk than its property management and ownership activities.  The nature and business purpose of these ventures are as follows:

•                  Institutional Ventures – During 2000 and 2001, the Operating Partnership entered into ventures with an unaffiliated partner.   At the respective closing dates, the Operating Partnership sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures.  The Operating Partnership’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Operating Partnership.  The Operating Partnership’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets.

•                  Lexford/Other – As of March 31, 2004, the Operating Partnership has ownership interests in seventeen properties containing 2,015 units acquired in a prior merger.  The current weighted average ownership percentage is 12.7%.  The Operating Partnership’s strategy with respect to these interests is either to acquire a majority ownership or sell the Operating Partnership’s interest.

In connection with one of its mergers, the Operating Partnership provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Operating Partnership has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Operating Partnership would be required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.   The counterparty has also indemnified the Operating Partnership for any losses suffered.  As of April 28, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no outstanding liability.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in unconsolidated entities.

The Operating Partnership’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in its annual report on Form 10-K, other than as it relates to scheduled debt maturities due to the assumption or consolidation of mortgages on various completed and uncompleted development properties.  See the updated debt maturity schedule included in Liquidity and Capital Resources and Note 4 in the Notes to Consolidated Financial Statements for further discussion.

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

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Operating Partnership capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  The Operating Partnership expenses as incurred all payroll costs of employees working directly at our properties, except for costs that are incurred during the initial lease-up phase on a development project.  An allocated portion of payroll costs is capitalized based upon the occupancy of the project until the project becomes substantially complete and ready for its intended use. The incremental payroll and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects.  These costs are reflected on the balance sheet as construction in progress.  The Operating Partnership ceases the capitalization of such costs as the property becomes substantially complete and ready for its intended use.

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

The Company has chosen to use the “Prospective Method” which requires the Company to apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the quarters ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Funds From Operations

For the quarter ended March 31, 2004, Funds From Operations (“FFO”) available to OP Units decreased $12.5 million, or 7.4%, as compared to the quarter ended March 31, 2003.

The following is a reconciliation of net income to FFO available to OP Units for the quarters ended March 31, 2004 and 2003:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
Net income	$124,705	$144,457
Adjustments:
Depreciation	115,610	105,778
Depreciation – Non-real estate additions	(1,300)	(2,275)
Depreciation– Partially Owned Properties	(2,096)	(2,039)
Depreciation– Unconsolidated Properties	6,763	5,195
Net (gain) on sales of unconsolidated entities	(2,434)	(1,212)
Discontinued operations:
Depreciation	1,575	13,140
Net (gain) on sales of discontinued operations	(71,499)	(70,672)
Net incremental gain on sales of condominium units	3,524	443
Net gain on sales of vacant land	15	—

FFO (1)(2)	174,863	192,815

Preferred distributions	(18,756)	(24,180)

FFO available to OP Units	$156,107	$168,635

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Operating Partnership’s Form 10-K for the year ended December 31, 2003.  See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Disclosure Controls and Procedures

Effective as of March 31, 2004, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended March 31, 2004, there were no changes to the internal controls over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership’s Form 10-K for the year ended December 31, 2003.

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

ERP OPERATING LIMITED PARTNERSHIP
		By:	EQUITY RESIDENTIAL,
ITS GENERAL PARTNER

Date:	May 7, 2004	By:	/s/	David J. Neithercut
David J. Neithercut
Executive Vice President,
Corporate Strategy and
Chief Financial Officer

Date:	May 7, 2004	By:	/s/	Michael J. McHugh
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