Form 10-K
period 2004-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2005-03-14
CIK 931182

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2004

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

Part III incorporates by reference certain information to be contained in Equity Residential’s definitive proxy statement, which Equity Residential anticipates will be filed no later than April 15, 2005.  Equity Residential is the general partner and 93.3% owner of ERP Operating Limited Partnership.

ERP OPERATING LIMITED PARTNERSHIP

Item 1.  Business

General

ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential (“EQR”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and, is a fully integrated real estate company engaged in the acquisition, development, ownership, management and operation of multifamily properties.

EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned).  The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also leases (under operating leases) approximately thirty-five divisional, regional and area property management offices throughout the United States.

EQR is the general partner of, and as of December 31, 2004 owned an approximate 93.3% ownership interest in ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its various subsidiaries.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of December 31, 2004, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 939 properties in 32 states and the District of Columbia consisting of 200,149 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	842	176,711
Partially Owned Properties (Consolidated)	39	7,220
Unconsolidated Properties	58	16,218
	939	200,149

As of March 1, 2005, the Company has approximately 6,000 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityresidential.com.  These reports are made available at our website as soon as reasonably practicable after we file them with the SEC.

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing:

•                  the value of the properties;

•                  distributions on a per limited partnership interest (“OP Unit”) basis; and

•                  partners’ value.

The Operating Partnership’s strategy for accomplishing these objectives include:

•                  Leveraging our size and scale in four critical ways:

•                  Investing or “recycling” capital investments in apartment communities located in strategically targeted markets, to maximize our total return on an enterprise level;

•                  Meeting the needs of our customers by offering a wide array of product choices and a commitment to service;

•                  Engaging, retaining, and attracting the best people by providing them with the education, resources and opportunities to succeed; and

•                  Sharing resources, customers and best practices in property management and across the enterprise.

•                  Owning a highly diversified portfolio by investing in target markets defined by a combination of the following criteria:

•                  High barrier-to-entry (low supply);

•                  Strong economic predictors (high demand); and

•                  Attractive quality of life (high demand and retention).

•                  Giving customers reasons to stay with Equity by providing a range of product options available in our diversified portfolio and by enhancing their experience through our employees and our services.

•                  Being open and responsive to market realities to take advantage of investment opportunities that align with our long-term vision.

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

When evaluating potential acquisitions and developments, the Operating Partnership generally considers the following factors:

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

Disposition Strategies

When evaluating potential dispositions, the Operating Partnership generally considers the following factors:

•                  low barrier-to-entry (high supply);

•                  weak economic predictors (low demand);

•                  markets where the Operating Partnership does not intend to establish long-term concentrations;

•                  age or location of a particular property; and

•                  opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition and development strategies.  In addition, when feasible, the Operating Partnership may structure these transactions as tax deferred exchanges.

Financing Strategies

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2004 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of December 31, 2004

Total Debt		$6,459,806,228

OP Units	305,629,855
OP Unit Equivalents (see below)	1,968,453
Total Outstanding at year-end	307,598,308
EQR Common Share Price at December 31, 2004	$36.18
		11,128,906,783
Perpetual Preference Units Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		171,500,000
Total Market Capitalization		$18,375,213,011

Total Debt/Total Market Capitalization		35%

Convertible Preference Units, Preference Interests and Junior Preference Units as of December 31, 2004
	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	811,724	1.1128	903,286
Series H	36,934	1.4480	53,480
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series B	7,367	1.020408	7,517

Total			1,968,453

The Operating Partnership’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50% and that EQR shall not incur indebtedness other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business.

Equity Offerings For the Years Ended December 31, 2004, 2003 and 2002

During 2004, EQR contributed all of the net proceeds, as discussed below, to the Operating Partnership in exchange for OP Units:

•                  EQR issued 3,350,759 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $79.0 million.

•                  EQR issued 275,616 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $6.9 million.

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

•                  EQR issued 31,354 Common Shares pursuant to its Share Purchase – DRIP Plan and received net proceeds of approximately $0.9 million.

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

In February 1998, EQR filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities.  In addition, EQR carried over $272.4 million related to a prior registration statement.  As of February 2, 2005, $956.5 million in equity securities remained available for issuance under this registration statement.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

Cumulative through December 31, 2004, a subsidiary of ERPOP issued and has outstanding various series of Preference Interests (the “Preference Interests”) with an equity value of $206.0 million receiving net proceeds of $200.9 million.

Debt Offerings For the Years Ended December 31, 2004, 2003 and 2002

During 2004:

•                  The Operating Partnership issued $300.0 million of five-year 4.75% redeemable unsecured fixed rate notes (the “June 2009 Notes”) in a public debt offering in June 2004.  The June 2009 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The June 2009 Notes are due June 15, 2009 with interest payable semiannually in arrears on June 1 and December 1, commencing December 1, 2004.  The Operating Partnership received net proceeds of approximately $296.8 million in connection with this issuance.

•                  The Operating Partnership issued $500.0 million of ten-year 5.25% redeemable unsecured fixed rate notes (the “September 2014 Notes”) in a public debt offering in September 2004.  The September 2014 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The September 2014 Notes are due September 15, 2014 with interest payable semiannually in arrears on September 1 and March 1, commencing March 1, 2005.  The Operating Partnership received net proceeds of approximately $496.1 million in connection with this issuance.

•                  The Operating Partnership received $100.0 million as an initial draw on a $300.0 million floating rate loan in July 2004.  The loan was paid off in full and terminated in September 2004.

During 2003:

•                  The Operating Partnership issued $400.0 million of ten-year 5.20% redeemable unsecured fixed rate notes (the “April 2013 Notes”) in a public debt offering in March 2003.  The April 2013 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The April 2013 Notes are due April 1, 2013 with interest payable semiannually in arrears on April 1 and October 1, commencing October 1, 2003.  The Operating Partnership received net proceeds of approximately $397.5 million in connection with this issuance.

During 2002:

•                  The Operating Partnership issued $400.0 million of ten-year 6.625% redeemable unsecured fixed rate notes (the “March 2012 Notes”) in a public debt offering in March 2002.  The March 2012 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2012 Notes are due March 15, 2012 with interest payable semiannually in arrears on September 15 and March 15, commencing September 15, 2002.  The Operating Partnership received net proceeds of approximately $394.5 million in connection with this issuance.

•                  The Operating Partnership issued $50.0 million of five-year 4.861% redeemable unsecured fixed rate notes (the “November 2007 Notes”) in a public debt offering in November 2002.  The November 2007 Notes are due November 30, 2007 with interest payable semiannually in arrears on May 30 and November 30, commencing May 30, 2003.  The Operating Partnership received net proceeds of approximately $49.9 million in connection with this issuance.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of February 2, 2005, $1.48 billion in debt securities remained available for issuance under this registration statement.

Credit Facilities

In May 2002, the Operating Partnership obtained a three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  As of December 31, 2004, $150.0 million was outstanding and $65.4 million was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility.  During the year ended December 31, 2004, the weighted average interest rate on borrowings under the line of credit was 1.73%.

The Operating Partnership is currently negotiating a new credit facility to replace or expand its existing facility and fully expects to obtain this at current or improved terms in March or April 2005.

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

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to ECH.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of ECH to $30.0 million, given the weakness in the economy and management’s expectations for near-term performance and were determined based upon a discounted cash flow analysis of the business.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

Competition

All of the Operating Partnership’s properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership’s ability to lease units at the properties or at any newly acquired properties and on the rents charged.  The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership’s managers.  In addition, other forms of rental properties and single-family housing provide housing alternatives to potential residents of multifamily properties.   Throughout 2003 and 2004, historically low mortgage interest rates coupled with increased residential construction and single-family home sales have had an adverse competitive effect on the Operating Partnership.

Risk Factors

The following Risk Factors may contain defined terms that are different from those used in the other sections of this report.  Unless otherwise indicated, when used in this section, the terms “we” and “us” refer to ERP Operating Limited Partnership, an Illinois limited partnership and its subsidiaries.  ERP Operating Limited Partnership is controlled by its general partner, Equity Residential, a Maryland real estate investment trust.

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

New Acquisitions, Developments and/or Condominium Conversion Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to actively acquire and develop multifamily properties for rental operations and/or specifically to convert directly into condominiums as well as upgrade and sell existing properties as individual condominiums.  We may underestimate the costs necessary to bring an acquired or condominium conversion property up to standards established for its intended market position or to develop a property.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price we expect to sell individual condominiums.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.   We also plan to develop more properties ourselves over the next few years in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market.  This may increase the overall level of risk associated with developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Changes in Laws and Litigation Risk Could Affect Our Business

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

As the largest owner of multifamily properties, we may become involved in legal proceedings, including but not limited to, consumer, employment, tort and commercial, that if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.

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

Over the past four years, there have been an increasing number of lawsuits against owners and managers of multifamily properties other than EQR alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

Insurance Policy Deductibles and Exclusions

In order to partially mitigate the substantial increase in insurance costs in recent years, management has determined to gradually increase deductible and self-insured retention amounts.  As of December 31, 2004, the Operating Partnership’s property insurance policy (for Wholly Owned Properties) provides for a per occurrence deductible of $250,000 and self insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self insured retention of $7.5 million.  The Operating Partnership’s liability and worker’s compensation policies at December 31, 2004, provide for a $1.0 million per occurrence deductible.  These higher deductible and self-insured retention amounts do expose the Operating Partnership to greater potential uninsured losses, such as the property damage caused by Hurricanes Charley, Frances, Ivan and Jeanne, but management believes the savings in insurance premium expense justifies this increased exposure over the long-term.

As a result of the terrorist attacks of September 11, 2001, property insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies.  While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive and deductibles are very high.  Additionally, the terrorism insurance coverage that is available typically excludes coverage for losses from nuclear, biological and chemical attacks.  At the present time, the Operating Partnership has determined that it is not economically prudent to obtain property terrorism insurance for its entire portfolio to the extent otherwise available, especially given the significant risks that are not covered by such insurance.  As of December 31, 2004, the Operating Partnership’s high-rise properties were insured for $125 million in terrorism insurance coverage, with a $5 million deductible.  In the event of a terrorist attack impacting one or more of the properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.  The Operating Partnership believes, however, that the number and geographic diversity of its portfolio and its high-rise terrorism insurance coverage help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preferred Shares and Preference Interests and Units Could Adversely Affect Our Performance

General

The Operating Partnership’s total debt summary, as of December 31, 2004, included:

Debt Summary
	$ Millions *	Weighted Average Rate *
Secured	$3,167	5.46%
Unsecured	3,293	5.81%
Total	$6,460	5.63%

Fixed Rate	$5,071	6.45%
Floating Rate	1,389	2.51%
Total	$6,460	5.63%

Above Totals Include:
Tax Exempt:
Fixed	$287	4.30%
Floating	562	1.79%
Total	$849	2.70%

Unsecured Revolving Credit Facility	$150	1.73%

* Net of the effect of any derivative instruments.

In addition to debt, we have $842.4 million of combined liquidation value of outstanding preference interests and units, with a weighted average dividend preference of 8.23% per annum, as of December 31, 2004.  Our use of debt and preferred equity financing creates certain risks, including the following:

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.  As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.  The Operating Partnership’s debt maturity schedule as of December 31, 2004 is as follows:

Debt Maturity Schedule
Year	$ Millions	% of Total
2005(1)(2)	$818	12.7%
2006(3)	492	7.6%
2007	449	7.0%
2008	627	9.7%
2009	838	13.0%
2010	232	3.6%
2011	718	11.1%
2012	454	7.0%
2013	415	6.4%
2014+	1,417	21.9%
Total	$6,460	100.0%

(1) Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.
(2) Includes $150 million outstanding on the Operating Partnership’s unsecured revolving credit facility.
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

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material indebtedness.  Our unsecured public debt covenants as of December 31, 2004 and 2003, respectively, are (terms are defined in the indentures):

Unsecured Public Debt Covenants
	As of 12/31/04	As of 12/31/03
Total Debt to Adjusted Total Assets (not to exceed 60%)	42.5%	39.1%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	20.8%	19.6%

Consolidated Income Available For Debt Service To Maximum Annual Service Charges (must be at least 1.5 to 1)	2.88	2.90

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	278.1%	330.2%

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our Consolidated Debt-to-Total Market Capitalization Ratio was 35% as of December 31, 2004.  We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less.  Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

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

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of EQR’s Board of Trustees, Samuel Zell, and EQR’s executive officers, particularly Bruce W. Duncan, EQR’s President and Chief Executive Officer and Gerald A. Spector, EQR’s Chief Operating Officer.  If they resign, our operations could be temporarily adversely affected.  Mr. Zell has entered into executive compensation and retirement benefit agreements with the Company.  Mr. Duncan and Mr. Spector have entered into Deferred Compensation Agreements with the Company that under certain conditions could provide both with a salary benefit after their respective termination of employment with the Company.  In addition, Mr. Zell and Mr. Spector have entered into Noncompetition Agreements with the Company and Mr. Duncan’s Employment Agreement contains covenants not to compete in favor of the Company.

In the event EQR's Chairman of the Board and/or CEO are unable to serve, (i) the Lead Trustee shall automatically be appointed to serve as the interim successor to the Chairman, (ii) the Chairman shall automatically be appointed to serve as the interim successor to the CEO and (iii) the Chair of the Compensation Committee of the Board will immediately call a meeting of the Committee to recommend to the full Board the selection of a permanent replacement for either or both positions, as necessary.

Control and Influence by Significant OP Unit holders Could be Exercised in a Manner Adverse to Other OP Unit holders

The consent of certain affiliates of Mr. Zell is required for certain amendments to ERPOP’s Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the Zell affiliates may have influence over ERPOP.  Although these OP Unit holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over ERPOP’s affairs if they were to act together in the future.  This influence might be exercised in a manner that is inconsistent with the interests of other OP Unit holders.  For additional information regarding the security ownership of Mr. Zell and EQR’s executive officers and trustees, see EQR’s definitive proxy statement.

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

Item 2.  The Properties

As of December 31, 2004, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 939 properties in 32 states and the District of Columbia consisting of 200,149 units.  The Operating Partnership’s properties are more fully described as follows:

Type	Properties	Units	Average Units	December 31, 2004 Occupancy
Garden	584	154,230	264	93.5%
Mid/High-Rise	52	14,409	277	90.3%
Ranch	302	27,709	92	91.6%
Military Housing	1	3,801	3,801	95.3%
Total	939	200,149

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

The following tables set forth certain information by type and state relating to the Operating Partnership’s properties (includes development and condominium conversion properties) at December 31, 2004:

GARDEN-STYLE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2004 Occupancy
Alabama	4	800	0.40%	94.0%
Arizona	42	11,869	5.93	93.0
California	95	24,064	12.02	94.1
Colorado	29	8,433	4.21	92.6
Connecticut	22	2,637	1.32	93.1
Florida	69	20,980	10.48	94.9
Georgia	33	10,495	5.24	93.7
Illinois	7	2,360	1.18	91.3
Maine	5	672	0.34	91.1
Maryland	22	5,203	2.60	92.7
Massachusetts	35	4,829	2.41	93.2
Michigan	6	1,948	0.97	91.3
Minnesota	17	3,819	1.91	88.0
Missouri	6	1,272	0.64	89.8
New Hampshire	1	390	0.19	90.2
New Jersey	2	980	0.49	95.6
New Mexico	2	369	0.18	91.4
New York	1	300	0.15	88.3
North Carolina	29	7,902	3.95	94.2
Oklahoma	8	2,036	1.02	95.1
Oregon	10	3,604	1.80	93.2
Rhode Island	5	778	0.39	93.2
Tennessee	10	3,171	1.58	94.2
Texas	69	21,341	10.66	93.7
Virginia	11	3,774	1.89	93.0
Washington	41	9,518	4.76	94.6
Wisconsin	3	686	0.34	86.5

Total Garden-Style	584	154,230	77.06%
Average Garden-Style		264		93.5%

MID-RISE/HIGH RISE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2004 Occupancy
California	5	1,622	0.81%	87.7%
Colorado	1	339	0.17	90.8
Connecticut	2	407	0.20	92.6
Florida	3	653	0.33	96.2
Georgia	1	322	0.16	98.4
Illinois	2	1,176	0.59	85.3
Massachusetts	13	3,338	1.67	90.5
Minnesota	1	163	0.08	88.3
New Jersey	5	1,366	0.68	93.8
New York	2	497	0.25	98.6
Ohio	1	748	0.37	79.2
Oregon	1	525	0.26	93.1
Texas	3	596	0.30	92.5
Virginia	5	1,660	0.83	92.9
Washington	5	801	0.40	92.5
Washington, D.C	2	196	0.10	26.0

Total Mid-Rise/High-Rise	52	14,409	7.20%
Average Mid-Rise/High-Rise		277		90.3%

RANCH-STYLE PROPERTIES

Florida	86	8,112	4.05%	95.1%
Georgia	53	4,413	2.20	90.5
Indiana	40	3,877	1.94	91.1
Kentucky	19	1,533	0.77	89.3
Maryland	4	414	0.21	98.2
Michigan	17	1,536	0.77	93.4
Ohio	74	7,022	3.51	89.2
Pennsylvania	5	469	0.23	86.8
South Carolina	2	187	0.09	88.2
Tennessee	2	146	0.07	95.2

Total Ranch-Style	302	27,709	13.84%
Average Ranch-Style		92		91.6%

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,801	1.90%	95.3%

Total Military Housing	1	3,801	1.90%
Average Military Housing		3,801		95.3%

Total Residential Portfolio	939	200,149	100%

The properties currently in various stages of development at December 31, 2004 are included in the following table.

CONSOLIDATED DEVELOPMENT PROJECTS as of December 31, 2004

(Amounts in thousands except for project and unit amounts)

Projects	Location	Units	Total Capital Cost (1)	Total Book Value to Date (1) (2)	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development
2400 M Street (Sovereign at 2400)	Washington, DC	359	$111,947	$63,774	57%	—	—	1Q 2006	3Q 2007
Union Station	Los Angeles, CA	278	57,222	21,780	38%	—	—	4Q 2005	4Q 2006
Indian Ridge	Waltham, MA	264	47,032	24,904	53%	—	—	4Q 2005	4Q 2006
1111 25th Street (Sovereign House) (3)	Washington, DC	141	40,329	38,425	95%	—	—	1Q 2005	4Q 2005
Bella Vista III (4)	Woodland Hills, CA	264	70,179	20,293	3%	—	—	3Q 2006	2Q 2007

Total Projects Under Development (6)		1,306	326,709	169,176

Completed Not Stabilized
1210 Massachusetts Ave. (Sovereign Park)	Washington, DC	144	39,702	39,365	100%	31%	26%	Completed	4Q 2005
Water Terrace I (Regatta I) (4) (5)	Marina Del Rey, CA	450	226,175	226,175	100%	77%	74%	Completed	3Q 2005
Bella Vista I&II (Warner Ridge) (4)	Woodland Hills, CA	315	80,112	77,186	100%	90%	90%	Completed	1Q 2005
City View at the Highlands (4)	Lombard, IL	403	65,539	65,279	100%	74%	74%	Completed	2Q 2005
City Place (Westport) (4)	Kansas City, MO	288	33,760	33,760	100%	73%	72%	Completed	3Q 2005
Marina Bay II (4)	Quincy, MA	108	23,480	23,230	100%	56%	56%	Completed	3Q 2005

Total Projects Completed Not Stabilized		1,708	468,768	464,995

Completed And Stabilized During the Fourth Quarter
Legacy Park Central	Concord, CA	259	52,337	51,035	100%	98%	96%	Completed	4Q 2004

Total Projects Completed And Stabilized During the Fourth Quarter		259	52,337	51,035

Total Projects	12	3,273	$847,814	$685,206

(1) Total capital cost represents estimated development cost for projects under development and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all completed projects. Total capital cost and total book value to date exclude purchase consideration paid to the development partner of $1.8 million and $1.0 million on Water Terrace I and Bella Vista I & II, respectively.

(2) Of the total book value to date, $516.0 million has been transferred to land and depreciable property and $169.2 million is currently reflected as construction in progress (“CIP”). The remaining $148.7 million of CIP represents land held for future development and related costs. Of the $162.6 million remaining to be invested, $107.6 million will be funded through third party construction mortgages.

(3) Project will be converted to condominiums.

(4) Projects are wholly owned. All others are partially owned.

(5) Project sold on January 31, 2005.

(6) Projects and units excluded from total Operating Partnership property and unit count.

Item 3.  Legal Proceedings

In August 2004, the Operating Partnership tried a class action lawsuit in Palm Beach County, Florida regarding certain charges made to residents who terminated their leases early or failed to provide sufficient notice of intent to vacate.  In December 2004, the Court issued a Findings of Fact and Conclusions of Law holding those fees legally uncollectible under Florida law. In recognition of the Findings of Fact and Conclusions of Law, which awarded damages and interest to the class in the amount of approximately $1.6 million, the Operating Partnership established a reserve of approximately $1.6 million and correspondingly recorded this as a general and administrative expense. Due to pending appeals, the award is neither final nor enforceable.  Accordingly, it is not possible to determine or predict the ultimate outcome of the case.  While no assurances can be given, the Operating Partnership does not believe that this lawsuit, if the ultimate outcome is unfavorable, will have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against the Operating Partnership which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public market for the OP Units.

The following table sets forth, for the years indicated, the distributions paid on the Operating Partnership’s OP Units:

	Distributions
	2004	2003

Fourth Quarter Ended December 31,	$0.4325	$0.4325
Third Quarter Ended September 30,	$0.4325	$0.4325
Second Quarter Ended June 30,	$0.4325	$0.4325
First Quarter Ended March 31,	$0.4325	$0.4325

The number of holders of record of OP Units and Junior Convertible Preference Units in the Operating Partnership at February 3, 2005, were 543 and 1, respectively.  The number of outstanding OP Units and Junior Convertible Preference Units as of February 3, 2005 were 306,965,461 and 7,367 respectively.

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

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per OP Unit and property data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
OPERATING DATA:

Total revenues from continuing operations	$1,889,501	$1,706,020	$1,687,041	$1,715,440	$1,607,243

Income from continuing operations	$187,111	$213,061	$235,512	$293,244	$260,647

Net income	$524,164	$578,505	$448,175	$506,414	$591,212

Net income available to OP Units	$449,811	$461,297	$351,024	$394,971	$479,271

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.38	$0.33	$0.47	$0.62	$0.52
Net income available to OP Units	$1.50	$1.57	$1.19	$1.36	$1.69
Weighted average OP Units outstanding	300,683	294,523	294,637	291,362	283,921

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.37	$0.32	$0.46	$0.61	$0.52
Net income available to OP Units	$1.48	$1.55	$1.18	$1.34	$1.67
Weighted average OP Units outstanding	303,871	297,041	297,969	295,213	286,503

Distributions declared per OP Unit outstanding	$1.73	$1.73	$1.73	$1.68	$1.575

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$14,852,621	$12,874,379	$13,046,263	$13,016,183	$12,591,539
Real estate, after accumulated depreciation	$12,252,794	$10,578,366	$10,934,246	$11,297,338	$11,239,303
Total assets	$12,645,275	$11,466,893	$11,810,917	$12,235,625	$12,263,966
Total debt	$6,459,806	$5,360,489	$5,523,699	$5,742,758	$5,706,152
Minority Interests	$9,557	$9,903	$9,811	$4,078	$2,884
Partners’ capital	$5,598,553	$5,606,467	$5,798,615	$6,045,694	$6,229,281

OTHER DATA:
Total properties (at end of period)	939	968	1,039	1,076	1,104
Total apartment units (at end of period)	200,149	207,506	223,591	224,801	227,704

Funds from operations available to OP Units (1)(2)	$651,741	$640,390	$719,265	$706,294	$719,580

Cash flow provided by (used for):
Operating activities	$717,750	$744,319	$888,263	$889,668	$836,417
Investing activities	$(565,968)	$334,028	$(48,622)	$57,429	$(557,766)
Financing activities	$(117,856)	$(1,058,643)	$(861,369)	$(919,266)	$(283,996)

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.  See Item 7 for a reconciliation of net income to FFO.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership’s ability to control its subsidiaries other than entities owning interests in the Unconsolidated Properties and certain other entities in which it has investments, each such subsidiary entity has been consolidated with the Operating Partnership for financial reporting purposes.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2004.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Note 5 and 11 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2002	1,039	223,591
2003 Acquisitions	17	5,200	$684.1
2003 Dispositions:
Rental Properties	(95)	(23,075)	$(1,162.6)
Condominium Units	(1)	(411)	$(54.8)
Vacant Land	—	—	$(0.6)
2003 Completed Developments	8	2,112
2003 Unit Configuration Changes	—	89
At December 31, 2003	968	207,506
2004 Acquisitions:
Rental Properties	24	6,182	$900.8
Vacant Land	—	—	$12.4
2004 Dispositions:
Rental Properties	(56)	(14,159)	$(787.8)
Condominium Units	(2)	(977)	$(177.3)
Vacant Land	—	—	$(27.9)
2004 Completed Developments	5	1,565
2004 Unit Configuration Changes	—	32
At December 31, 2004	939	200,149

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

Properties that the Operating Partnership owned for all of both 2004 and 2003 (the “2004 Same Store Properties”), which represented 162,201 units, impacted the Operating Partnership’s results of operations.  Properties that the Operating Partnership owned for all of both 2003 and 2002 (the “2003 Same Store Properties”), which represented 171,841 units, also impacted the Operating Partnership’s results of operations.  Both the 2004 Same Store Properties and 2003 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property and variable interest entity activities also impacted overall results of operations for the years ended December 31, 2004 and 2003.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

For the year ended December 31, 2004, income from continuing operations decreased by approximately $26.0 million when compared to the year ended December 31, 2003.  During the year ended December 31, 2004, the Operating Partnership established a reserve and recorded a corresponding expense of $15.2 million in estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne.  Of this amount, approximately $9.4 million had been spent for hurricane related repairs through December 31, 2004.

Revenues from the 2004 Same Store Properties increased $14.1 million primarily as a result of lower concessions provided residents and a slight increase in occupancy rates.  Expenses from the 2004 Same Store Properties increased $22.5 million primarily due to higher payroll, utility costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the 2004 Same Store Properties:

2004 vs. 2003 Year over Year Same-Store Results
$ in Millions – 162,201 Same-Store Units
Description	Revenues	Expenses (1)	NOI

2004	$1,613.5	$653.5	$960.0
2003	$1,599.4	$631.0	$968.4
Change	$14.1	$22.5	$(8.4)
Change	0.9%	3.6%	(0.9)%

(1) December 2004 expenses exclude the uninsured property damage caused by Hurricanes Charley, Frances, Ivan & Jeanne.

Same-Store Occupancy Statistics

Year 2004	93.3%
Year 2003	93.0%
Change	0.3%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2004 Same Store Properties.

	Year Ended December 31,
	2004	2003
	(Amounts in millions)

Operating income	$526.7	$530.3
Adjustments:
Insurance (hurricane property damage)	15.2	—
Non-same store operating results	(114.7)	(10.3)
Fee and asset management revenue	(11.2)	(14.4)
Fee and asset management expense	8.6	7.8
Depreciation	484.2	415.0
General and administrative	51.2	38.8
Impairment on technology investments	—	1.2

Same store NOI	$960.0	$968.4

For properties that the Operating Partnership acquired prior to January 1, 2004 and expects to continue to own through December 31, 2005, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2005:

2005 Same-Store Assumptions
Physical Occupancy	94.0%
Revenue Change	2.00% to 3.25%
Expense Change	3.6% to 5.0%
NOI Change	0.0% to 3.0%

These 2005 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than 2004 Same Store Properties increased by approximately $172.6 million primarily as a result of revenue from newly acquired properties not yet included as 2004 Same Store Properties and the consolidation of all previously unconsolidated development projects.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $3.9 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2004 and 2003, the Operating Partnership managed 17,988 units and 18,475 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses increased by approximately $7.8 million or 11.5%.  This increase is primarily attributable to higher payroll costs, including bonuses and long-term compensation costs as well as severance costs for certain employees.  In addition, the property management company experienced slightly higher costs for travel, temporary help, internal conferences and legal and professional fees.

Depreciation expense, which includes depreciation on non-real estate assets, increased $69.2 million primarily as a result of the consolidation of previously unconsolidated projects and properties acquired after December 31, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and also due to additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $12.4 million or 32.0% between the periods under comparison.  This increase was primarily due to the costs of consulting services rendered to increase operating efficiencies and increased litigation and internal control costs partially offset by $1.4 million of immediate expense recognition related to EQR options granted in the first quarter of 2003 to EQR’s former chief executive officer.  Consulting services were contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.  The Operating Partnership believes that these additional expenditures may be more than offset by increased rental revenues and/or reduced operating expenses in future years.  The Operating Partnership also anticipates that general and administrative expenses will approximate $43.0 million for the year ended December 31, 2005.  The above assumptions are based on current expectations and are forward-looking.

The Operating Partnership recorded impairment charges on its technology investments of approximately $1.2 million for the year ended December 31, 2003.  See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income decreased approximately $5.5 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense, including amortization of deferred financing costs, increased approximately $20.8 million.  This increase was primarily attributable to increases in mortgage and unsecured note balances and lower capitalized interest.  During the year ended December 31, 2004, the Operating Partnership capitalized interest costs of approximately $14.0 million as compared to $20.6 million for the year ended December 31, 2003.  This capitalization of interest primarily related to equity investments in Partially Owned Properties

(consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2004 was 5.87% as compared to 6.36% for the year ended December 31, 2003.

Loss from investments in unconsolidated entities decreased approximately $2.8 million between the periods under comparison.  This decrease is primarily the result of consolidation of properties that were previously unconsolidated, partially offset by an increase in realized losses on the settlement of derivative instruments.

Net gain on sales of discontinued operations increased approximately $13.2 million between the periods under comparison.  This increase is primarily the result of an increase in the number of condominium units sold.

Discontinued operations, net, decreased approximately $41.6 million between the periods under comparison.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

For the year ended December 31, 2003, income from continuing operations decreased by approximately $22.5 million when compared to the year ended December 31, 2002.  This decrease was primarily attributable to increased operating expenses incurred including property management costs and depreciation.

Revenues from the 2003 Same Store Properties decreased by $38.2 million primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the 2003 Same Store Properties increased by $36.3 million primarily due to higher payroll, maintenance, utility, real estate taxes, insurance, leasing and advertising and building costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the 2003 Same Store Properties:

2003 vs. 2002 Year over Year Same-Store Results
$ in Millions – 171,841 Same-Store Units
Description	Revenues	Expenses (1)	NOI

2003	$1,650.8	$659.0	$991.8
2002	$1,689.0	$622.7	$1,066.3
Change	$(38.2)	$36.3	$(74.5)
Change	(2.3)%	5.8%	(7.0)%

Same-Store Occupancy Statistics

Year 2003	93.0%
Year 2002	93.7%
Change	(0.7)%

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

Depreciation expense, which includes depreciation on non-real estate assets, increased $25.4 million primarily as a result of properties acquired after December 31, 2002, many of which had significantly higher per unit acquisition costs than properties previously acquired, and additional depreciation on capital expenditures for all properties owned.

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

The Operating Partnership recorded impairment charges on its technology investments and its corporate housing business of approximately $1.2 million and $18.3 million for the years ended December 31, 2003 and 2002, respectively.  See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income increased by approximately $1.4 million, primarily as a result of higher cash balances available for short-term investments throughout 2003.

Interest expense, including amortization of deferred financing costs, decreased approximately $4.6 million primarily due to lower variable interest rates and lower overall levels of debt.  During the year ended December 31, 2003, the Operating Partnership capitalized interest costs of approximately $20.6 million as compared to $27.2 million for the year ended December 31, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2003 was 6.36% as compared to 6.54% for the year ended December 31, 2002.

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

Discontinued operations, net, decreased approximately $53.6 million between the periods under comparison.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2004

As of January 1, 2004, the Operating Partnership had approximately $49.6 million of cash and cash equivalents and $633.3 million available under its line of credit (net of $56.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2004 was approximately $83.5 million and the amount available on the Operating Partnership’s line of credit was $484.6 million (net of $65.4 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the year ended December 31, 2004, the Operating Partnership generated proceeds from various transactions, which included the following:

•                  Disposed of fifty-eight properties (including four Unconsolidated Properties and various individual condominium units) and received net proceeds of approximately $945.6 million;

•                  Issued $300.0 million of 4.75% fixed rate unsecured debt receiving net proceeds of $296.8 million;

•                  Issued $500.0 million of 5.25% fixed rate unsecured debt receiving net proceeds of $496.1 million;

•                  Obtained $100.0 million from an unsecured floating rate loan;

•                  Obtained $467.5 million in new mortgage financing; and

•                  Issued approximately 3.6 million OP Units and received net proceeds of $85.9 million.

During the year ended December 31, 2004, the above proceeds were primarily utilized to:

•                  Acquire twenty-four properties including a vacant land parcel, and four additional units at two existing properties, utilizing cash of $820.0 million;

•                  Repay $494.9 million of mortgage loans;

•                  Repay $535.7 million of unsecured notes;

•                  Redeem the Series A Preference Interests at a liquidation value of $40.0 million;

•                  Invest $406.5 million primarily in previously unconsolidated development projects prior to their consolidation (inclusive of $339.7 million in mortgage debt paid off prior to consolidation); and

•                  Acquire the minority interests in fifteen previously unconsolidated development properties, two vacant land parcels and four other properties for $53.4 million in cash (prior to consideration of cash acquired of $4.2 million).

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Operating Partnership in turn would repurchase $85.0 million of its OP Units held by EQR.  EQR did not repurchase any of its Common Shares during the year ended December 31, 2004.

The Operating Partnership’s total debt summary and debt maturity schedule as of December 31, 2004, are as follows:

Debt Summary
	$ Millions *	Weighted Average Rate *
Secured	$3,167	5.46%
Unsecured	3,293	5.81%
Total	$6,460	5.63%

Fixed Rate	$5,071	6.45%
Floating Rate	1,389	2.51%
Total	$6,460	5.63%

Above Totals Include:
Tax Exempt
Fixed	$287	4.30%
Floating	562	1.79%
Total	$849	2.70%

Unsecured Revolving Credit Facility	$150	1.73%

* Net of the effect of any derivative instruments.

Debt Maturity Schedule
Year	$ Millions	% of Total
2005 (1)(2)	$818	12.7%
2006 (3)	492	7.6%
2007	449	7.0%
2008	627	9.7%
2009	838	13.0%
2010	232	3.6%
2011	718	11.1%
2012	454	7.0%
2013	415	6.4%
2014+	1,417	21.9%
Total	$6,460	100.0%

(1) Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

(2) Includes $150 million outstanding on the Operating Partnership’s unsecured revolving credit facility.

(3) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of February 2, 2005, $1.48 billion in debt securities remained available for issuance under this registration statement.

In February 1998, the Company filed and the SEC declared effective a Form S-3 Registration

Statement to register $1.0 billion of equity securities.  In addition, the Company carried over $272.4 million related to a prior registration statement.  As of February 2, 2005, $956.5 million in equity securities remained available for issuance under this registration statement.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2004 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capitalization as of December 31, 2004
Total Debt		$6,459,806,228

OP Units	305,629,855
OP Unit Equivalents (see below)	1,968,453
Total Outstanding at year-end	307,598,308
EQR Common Share Price at December 31, 2004	$36.18

Perpetual Preference Units Liquidation Value		11,128,906,783
Perpetual Preference Interests Liquidation Value		615,000,000
Total Market Capitalization		171,500,000
		$18,375,213,011
Total Debt/Total Market Capitalization
		35%

Convertible Preference Units, Preference Interests and Junior Preference Units as of December 31, 2004
	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	811,724	1.1128	903,286
Series H	36,934	1.4480	53,480
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series B	7,367	1.020408	7,517
Total			1,968,453

The Operating Partnership’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From January 1, 2005 through February 7, 2005, the Operating Partnership:

•                  Acquired four properties consisting of 734 units and one parcel of vacant land for approximately $144.1 million;

•                  Disposed of one property consisting of 450 units and a vacant land parcel (excluding condominium units) for approximately $340.9 million;

•                  Assumed $47.6 million of mortgage debt on two properties in connection with their acquisitions;

•                  Executed an amended compensation agreement with EQR’s Chairman of the Board of Trustees extending his current agreement on the same terms and conditions for two more years through 2006 and providing him with a $3.25 million per year long-term compensation grant of EQR options and restricted shares; and

•                  Issued irrevocable notices to redeem for cash during March 2005 all 1,320,000 units of its 8.50% Series B and C Preference Interests with a cumulative liquidation value of $66.0 million.

On February 24, 2005, the Operating Partnership received $57.1 million in cash for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc.

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

For the year ended December 31, 2004, our actual improvements to real estate totaled approximately $212.2 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate For the Year Ended December 31, 2004
	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	153,442	$57,300	$373	$95,715	$624	$153,015	$997
New Acquisition Properties (3)	21,762	4,026	229	10,127	576	14,153	805
Other (4)	8,727	17,868		27,135		45,003
Total	183,931	$79,194		$132,977		$212,171

(1)          Total units exclude 16,218 unconsolidated units.

(2)          Wholly Owned Properties acquired prior to January 1, 2002.

(3)          Wholly Owned Properties acquired during 2002, 2003 and 2004.  Per unit amounts are based on a weighted average of 17,577 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $6.6 million included in building improvements spent on fifteen specific assets related to major renovations and repositioning of these assets.

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

The Operating Partnership expects to fund approximately $160.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, in 2005.

During the year ended December 31, 2004, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, was approximately $6.6 million.  The Operating Partnership expects to fund approximately $12.8 million in total additions to non-real estate property in 2005.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2004.

Other

Total distributions paid in January 2005 amounted to $144.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2004.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $14.9 billion in investment in real estate on the Operating Partnership’s balance sheet at December 31, 2004, $9.5 billion or 63.8%, was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.    This facility matures in May 2005 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of March 1, 2005, $135.0 million was outstanding under this facility (and $51.0 million was restricted and dedicated to support letters of credit).

The Operating Partnership is currently negotiating a new credit facility to replace or expand its existing facility and fully expects to obtain this at current or improved terms in March or April 2005.

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

•                              Lexford/Other – As of December 31, 2004, the Operating Partnership has ownership interests in twelve properties containing 1,571 units acquired in a prior merger.  The current weighted average ownership percentage is 11.0%.  The Operating Partnership’s strategy with respect to these interests is either to acquire a majority ownership or sell the Operating Partnership’s interest.

As of December 31, 2004, the Operating Partnership has five projects totaling 1,306 units in various stages of development with estimated completion dates ranging through September 30, 2006.  The three development agreements currently in place have the following key terms:

•                        The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, the Operating Partnership must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property. In connection with this development partner, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of February 2, 2005, the Operating Partnership had set-aside $5.0 million towards this credit enhancement.  The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

•                        The second development partner has the right, at any time following completion of a project subject to the agreement, to require the Operating Partnership to purchase the partners’ interest in that project at a mutually agreeable price.  If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, the Operating Partnership must purchase, at the agreed-upon price, any projects remaining unsold.

•                        The third development partner has the exclusive right for six months following stabilization, as defined, to market a subject project for sale.  Thereafter, either the Operating Partnership or its development partner may market a subject project for sale. If the Operating Partnership’s development partner proposes the sale, the Operating Partnership may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Operating Partnership may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

See Note 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in unconsolidated entities.

In connection with one of its mergers, the Operating Partnership provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Operating Partnership has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Operating Partnership would be required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also indemnified the Operating Partnership for any losses suffered.  As of February 2, 2005, this guaranty was still in effect at a commitment amount of $10.4 million and no current outstanding liability.

The following table summarizes the Operating Partnership’s contractual obligations for the next five years and thereafter as of December 31, 2004:

Payments Due by Year (in thousands)
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Debt (a)	$817,897	$491,617	$449,090	$626,939	$838,015	$3,236,248	$6,459,806
Operating Leases:
Minimum Rent Payments (b)	4,816	4,205	3,464	3,335	3,233	7,369	26,422
Other Long-Term Liabilities:
Deferred Compensation (c)	813	1,807	2,211	2,211	2,211	11,230	20,483
Other (d)	1,000	—	—	—	—	—	1,000
Total	$824,526	$497,629	$454,765	$632,485	$843,459	$3,254,847	$6,507,711

(a)          Amounts include aggregate principal payments only.  The Operating Partnership paid $348,574, $352,391 and $365,782 for interest on debt, inclusive of derivative instruments, for the years ended December 31, 2004, 2003 and 2002, respectively.

(b)         Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on a ground lease for one property.

(c)          Estimated payments to EQR’s Chairman, former CEO and two other executive officers based on planned retirement dates.

(d)         Promissory note due on one property, repaid in January 2005.

Critical Accounting Policies and Estimates

The Operating Partnership’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2004.

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

Cost Capitalization

See the Capitalization of Fixed Assets and Improvements to Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Operating Partnership capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital and/or renovation projects.  These costs are reflected on the balance sheet as an increase to depreciable property.

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Operating Partnership capitalizes, through the date the certificates of occupancy (“CO”) are issued (CO’s are deemed final within 90 days of issuance), interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  These costs are reflected on the balance sheet as construction in progress for each specific property.  The Operating Partnership expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovation at selected properties when additional incremental employees are hired.

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

Stock-Based Compensation

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares on the date of grant (intrinsic method).  The Company elected to account for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company elected the “Prospective Method” which requires expensing of employee awards granted or modified after January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

Funds From Operations

For the year ended December 31, 2004, Funds From Operations (“FFO”) available to OP Units increased $11.4 million, or 1.8%, as compared to the year ended December 31, 2003. For the year ended December 31, 2003, FFO available to OP Units decreased $78.9 million, or 11.0%, as compared to the year ended December 31, 2002.

The following is a reconciliation of net income to FFO available to OP Units for the years ended December 31, 2004, 2003 and 2002:

Funds From Operations (Amounts in thousands)
	Year Ended December 31,
	2004	2003	2002
Net income	$524,164	$578,505	$448,175
Adjustments:
Depreciation	484,209	414,998	389,580
Depreciation – Non-real estate additions	(5,574)	(7,019)	(9,213)
Depreciation – Partially Owned Properties	(8,256)	(8,390)	(7,706)
Depreciation – Unconsolidated Properties	10,159	28,301	19,872
Net (gain) on sales of unconsolidated entities	(4,593)	(4,942)	(5,054)
Discontinued Operations:
Depreciation	12,374	56,571	83,376
Net (gain) on sales of discontinued operations	(323,925)	(310,706)	(104,296)
Net incremental gain on sales of condominium units	32,054	10,280	1,682
Net gain on sales of vacant land	5,482	—	—

FFO (1)(2)	726,094	757,598	816,416
Preferred distributions	(73,236)	(96,971)	(97,151)
Premium on redemption of preference units/interests	(1,117)	(20,237)	—

FFO available to OP Units	$651,741	$640,390	$719,265

(1)  The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (GAAP)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.

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

The Operating Partnership also utilizes certain derivative financial instruments to limit market risk.  Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa.  Derivatives are used for hedging purposes rather than speculation.  The Operating Partnership does not enter into financial instruments for trading purposes.   See also Note 11 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Operating Partnership’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, line of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes approximates their carrying value at December 31, 2004.

The Operating Partnership had total outstanding floating rate debt of approximately $1,389.0 million, or 21.5% of total debt at December 31, 2004, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 25 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $3.5 million.  If market rates of interest on all of the floating rate debt permanently decreased by 25 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $3.5 million.

At December 31, 2004, the Operating Partnership had total outstanding fixed rate debt of approximately $5.1 billion, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 65 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $4.6 billion.  If market rates of interest permanently decreased by 65 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $5.6 billion.

At December 31, 2004, the Operating Partnership’s derivative instruments had a net liability fair value of approximately $7.9 million.  If market rates of interest permanently increased by 40 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $13.9 million.  If market rates of interest permanently decreased by 40 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $2.2 million.

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

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2004, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal year ended December 31, 2004, there were no changes to the internal controls over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

(b)          Management’s Report on Internal Control over Financial Reporting:

ERP Operating Limited Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2004.  Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein at Item 8, page F-3.

Item 9B.                    Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions and Principal Accountant Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, EQR’s definitive proxy statement, which EQR anticipates will be filed no later than April 15, 2005.  EQR is the general partner of and owns an approximate 93.3% ownership interest in ERPOP.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)
(1) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
(2 & 3) See Items (b) and (c) below.
(b) Exhibits:
3.1^	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.
4.1*	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee (“Indenture”).
4.2**	First Supplemental Indenture to Indenture, dated as of September 9, 2004.
4.3++	Form of 7 ¼% Note due June 15, 2005.
4.4+++	Form of 7 3/4% Note due August 15, 2005.
4.5++++	Form of 6.69% Note due October 30, 2006.
4.6+++++	Description of 7 5/8% Notes due April 15, 2007.
4.7@	Form of 6.9% Note due August 1, 2007.
4.8@@	Form of 4.861% Note due November 30, 2007.
4.9@@@	Form of 4.75% Note due June 15, 2009.
4.10@@@@	Terms Agreement regarding 6.95% Notes due March 2, 2011.
4.11§	Terms Agreement regarding 6.625% Notes due March 15, 2012.
4.12§§	Form of 5.2% Note due April 1, 2013.
4.13§§§	Form of 5.25% Note due September 15, 2014.
4.14§§§§	Terms Agreement regarding 6.63% Notes due April 13, 2015.
4.15§§§§§	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.
4.16§§§§§§	Terms Agreement regarding 7.57% Notes due August 15, 2026.
10.1^^	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.
10.2^^	Assignment and Assumption Agreement between Equity Residential and ERP Operating Limited Partnership dated December 19, 2003.
10.3***	Noncompetition Agreement (Zell).
10.4***	Noncompetition Agreement (Spector).
10.5***	Form of Noncompetition Agreement (other officers).
10.6***	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.
10.7••

Revolving Credit Agreement dated as of May 29, 2002 among the Operating Partnership, Bank of America, National Association, as administrative agent, JP Morgan Chase Bank, as syndication agent, and the banks named therein.

10.8••	Guaranty of Payment, dated as of May 29, 2002, between Equity Residential and Bank of America, N.A., as administrative agent.
10.9****	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.
10.10•	Amended and Restated Equity Residential Advantage Retirement Savings Plan, effective January 1, 2001.
10.11^^	First Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.
10.12^^	Second Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.
10.13^^	Third Amendment to the Equity Residential Advantage Retirement Savings Plan, effective May 2003.
10.14•••	Equity Residential 2002 Share Incentive Plan.
10.15+	First Amendment to Equity Residential 2002 Share Incentive Plan.

10.16+	Second Amendment to Equity Residential 2002 Share Incentive Plan.
10.17+	Form of 2005 Equity Residential Performance Based Unit Award Grant Agreement.
10.18•	Form of Change in Control Agreement between Equity Residential and other executive officers.
10.19^^	Form of Indemnification Agreement between Equity Residential and each trustee and executive officer.
10.20#	Amended and Restated Executive Compensation Agreement between Equity Residential and Samuel Zell dated March 5, 2003, but effective as of January 1, 2003.
10.21+	First Amendment to Amended and Restated Executive Compensation Agreement between Equity Residential and Samuel Zell dated February 3, 2005.
10.22•	Amended and Restated Deferred Compensation Agreement between Equity Residential and Douglas Crocker II dated as of January 21, 2002.
10.23•	Amended and Restated Deferred Compensation Agreement between Equity Residential and Gerald A. Spector dated January 1, 2002.
10.24•	Retirement Benefits Agreement between Samuel Zell and Equity Residential dated October 18, 2001.
10.25#	Employment Agreement between Equity Residential and Bruce W. Duncan dated as of January 20, 2003.
10.26#	Deferred Compensation Agreement between Equity Residential and Bruce W. Duncan dated as of January 20, 2003.
12	Computation of Ratio of Earnings to Combined Fixed Charges.
21	List of Subsidiaries of ERP Operating Limited Partnership.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney for John W. Alexander dated March 9, 2005.
24.2	Power of Attorney for Stephen O. Evans dated March 1, 2005.
24.3	Power of Attorney for Charles L. Atwood dated March 7, 2005.
24.4	Power of Attorney for Desiree G. Rogers dated March 7, 2005.
24.5	Power of Attorney for B. Joseph White dated March 4, 2005.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 8, 2005.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2005.
24.8	Power of Attorney for Boone A. Knox dated March 2, 2005.
24.9	Power of Attorney for Samuel Zell dated March 9, 2005.
24.10	Power of Attorney for Gerald A. Spector dated March 1, 2005.
31.1	Certification of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.
31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

+	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2004.
++	Included as an exhibit to Form 8-K of Merry Land & Investment Company, Inc., filed on June 20, 1995.
+++	Included as an exhibit to Form 10-K of Wellsford Residential Property Trust for the year ended December 31, 1995.
++++	Included as an exhibit to Form 8-K of Merry Land & Investment Company, Inc., filed on October 31, 1997.
+++++	Contained in 424B2 Prospectus Filing of Evans Withycombe Residential, Inc. dated March 28, 1997.
@	Included as an exhibit to Form 8-K of Merry Land & Investment Company, Inc., filed on July 29, 1997.
@@	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on November 20, 2002.

@@@	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on June 4, 2004.
@@@@	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 2, 2001.
§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 14, 2002.
§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 19, 2003.
§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 10, 2004.
§§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on April 13, 1998.
§§§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on October 9, 1997.
§§§§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on August 13, 1996.
*	Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
**	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 10, 2004.
^	Included as an exhibit to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
^^	Included as an exhibit to the Operating Partnership’s Form 10-K for the year ended December 31, 2003.
***	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
****	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 1999.
•	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2001.
••	Included as an exhibit to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2002.
•••	Included as an exhibit to Equity Residential’s Form S-8 filed on January 21, 2003.
#	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2002.
(c)	Financial Statement Schedules: See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
		BY:	EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date:	March 14, 2005	By:	/s/	Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer, and Trustee

Date:	March 14, 2005	By:	/s/	Donna Brandin
Donna Brandin
Executive Vice President and Chief Financial Officer

Date:	March 14, 2005	By:	/s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President, Chief Accounting Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated have signed this report below.

Date:	March 14, 2005	By:	/s/	Samuel Zell*
Samuel Zell
Chairman of the Board of Trustees

Date:	March 14, 2005	By:	/s/	Gerald A. Spector*
Gerald A. Spector
Executive Vice President, Chief Operating Officer and Trustee

Date:	March 14, 2005	By:	/s/	Sheli Z. Rosenberg*
Sheli Z. Rosenberg
Trustee

Date:	March 14, 2005	By:	/s/	James D. Harper*
James D. Harper
Trustee

Date:	March 14, 2005	By:	/s/	John W. Alexander*
John W. Alexander
Trustees

Date:	March 14, 2005	By:	/s/	B. Joseph White*
B. Joseph White
Trustee

Date:	March 14, 2005	By:	/s/	Charles L. Atwood*
Charles L. Atwood
Trustees

Date:	March 14, 2005	By:	/s/	Desiree G. Rogers*
Desiree G. Rogers
Trustee

Date:	March 14, 2005	By:	/s/	Stephen O. Evans*
Stephen O. Evans
Trustees

Date:	March 14, 2005	By:	/s/	Boone A. Knox*
Boone A. Knox
Trustees

* By:	/s/ Michael J. McHugh
Michael J. McHugh as Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

ERP OPERATING LIMITED PARTNERSHIP

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule.  These financial statements and schedule are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for variable interest entities in 2004 and changed its method of accounting for stock-based compensation in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners

ERP Operating Limited Partnership

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting at Item 9A, that ERP Operating Limited Partnership (the “Operating Partnership”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ERP Operating Limited Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO Criteria.  Also, in our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 28, 2005

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2004	December 31, 2003
ASSETS
Investment in real estate
Land	$2,183,818	$1,845,547
Depreciable property	12,350,900	11,018,326
Construction in progress (including land)	317,903	10,506
Investment in real estate	14,852,621	12,874,379
Accumulated depreciation	(2,599,827)	(2,296,013)
Investment in real estate, net	12,252,794	10,578,366

Cash and cash equivalents	83,505	49,579
Investments in unconsolidated entities	11,461	473,977
Rents receivable	1,681	426
Deposits – restricted	82,194	133,752
Escrow deposits – mortgage	35,800	41,104
Deferred financing costs, net	34,986	31,135
Goodwill, net	30,000	30,000
Other assets	112,854	128,554
Total assets	$12,645,275	$11,466,893

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,166,739	$2,693,815
Notes, net	3,143,067	2,656,674
Line of credit	150,000	10,000
Accounts payable and accrued expenses	87,422	55,463
Accrued interest payable	70,411	60,334
Rents received in advance and other liabilities	227,588	189,372
Security deposits	49,501	44,670
Distributions payable	142,437	140,195
Total liabilities	7,037,165	5,850,523

Commitments and contingencies
Minority Interests – Partially Owned Properties	9,557	9,903

Partners’ capital:
Preference Units	636,216	670,913
Preference Interests	206,000	246,000
Junior Preference Units	184	2,217
General Partner	4,457,700	4,371,483
Limited Partners	319,841	342,809
Deferred compensation	(18)	(3,554)
Accumulated other comprehensive loss	(21,370)	(23,401)
Total partners’ capital	5,598,553	5,606,467
Total liabilities and partners’ capital	$12,645,275	$11,466,893

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2004	2003	2002
REVENUES
Rental income	$1,878,262	$1,691,647	$1,677,459
Fee and asset management	11,239	14,373	9,582
Total revenues	1,889,501	1,706,020	1,687,041

EXPENSES
Property and maintenance	520,412	460,426	427,960
Real estate taxes and insurance	222,448	184,483	170,029
Property management	75,888	68,058	72,416
Fee and asset management	8,623	7,819	7,885
Depreciation	484,209	414,998	389,580
General and administrative	51,236	38,810	46,492
Impairment on technology investments	—	1,162	1,162
Impairment on corporate housing business	—	—	17,122
Total expenses	1,362,816	1,175,756	1,132,646

Operating income	526,685	530,264	554,395

Interest and other income	10,685	16,217	14,792
Interest:
Expense incurred, net	(342,591)	(322,903)	(327,662)
Amortization of deferred financing costs	(6,723)	(5,612)	(5,502)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	188,056	217,966	236,023
Allocation to Minority Interests – Partially Owned Properties	1,787	271	(1,867)
Loss from investments in unconsolidated entities	(7,325)	(10,118)	(3,698)
Net gain on sales of unconsolidated entities	4,593	4,942	5,054
Income from continuing operations	187,111	213,061	235,512
Net gain on sales of discontinued operations	323,925	310,706	104,296
Discontinued operations, net	13,128	54,738	108,367
Net income	$524,164	$578,505	$448,175

ALLOCATION OF NET INCOME:
Preference Units	$53,746	$76,435	$76,615
Preference Interests	$19,420	$20,211	$20,211
Junior Preference Units	$70	$325	$325
Premium on redemption of Preference Units	$—	$20,237	$—
Premium on redemption of Preference Interests	$1,117	$—	$—

General Partner	$418,583	$426,639	$324,162
Limited Partners	31,228	34,658	26,862
Net income available to OP Units	$449,811	$461,297	$351,024

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.38	$0.33	$0.47
Net income available to OP Units	$1.50	$1.57	$1.19
Weighted average OP Units outstanding	300,683	294,523	294,637

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.37	$0.32	$0.46
Net income available to OP Units	$1.48	$1.55	$1.18
Weighted average OP Units outstanding	303,871	297,041	297,969

Distributions declared per OP Unit outstanding	$1.73	$1.73	$1.73

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2004	2003	2002

Comprehensive income:

Net income	$524,164	$578,505	$448,175
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding (losses) gains arising during the year	(3,707)	11,467	(10,905)
Equity in unrealized holding gains (losses) arising during the year – unconsolidated entities	3,667	7,268	(689)
Losses reclassified into earnings from other comprehensive income	2,071	1,653	845
Comprehensive income	$526,195	$598,893	$437,426

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524,164	$578,505	$448,175
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	(1,787)	(271)	1,867
Depreciation	496,583	471,569	472,956
Amortization of deferred financing costs	7,276	6,702	5,754
Amortization of discounts and premiums on debt	(784)	(991)	(822)
Amortization of deferred settlements on derivative instruments	1,001	710	(306)
Impairment on technology investments	—	1,162	1,162
Impairment on corporate housing business	—	—	17,122
Loss from investments in unconsolidated entities	7,325	10,118	3,698
Net (gain) on sales of unconsolidated entities	(4,593)	(4,942)	(5,054)
Net (gain) on sales of discontinued operations	(323,925)	(310,706)	(104,296)
Loss on debt extinguishments	113	2,095	792
Unrealized loss (gain) on derivative instruments	249	(118)	328
Compensation paid with Company Common Shares	16,826	14,883	25,796
Other operating activities, net	(178)	(3,147)	2

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(628)	2,234	(570)
(Increase) decrease in deposits – restricted	(6,037)	4,406	9,896
(Increase) decrease in other assets	(20,341)	(18,940)	14,531
Increase (decrease) in accounts payable and accrued expenses	2,844	(4,682)	(3,392)
Increase (decrease) in accrued interest payable	9,176	(2,851)	406
Increase (decrease) in rents received in advance and other liabilities	7,655	(170)	2,369
Increase (decrease) in security deposits	2,811	(1,247)	(2,151)
Net cash provided by operating activities	717,750	744,319	888,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(820,029)	(595,077)	(258,269)
Investment in real estate – development/other	(117,940)	(8,386)	(109,077)
Improvements to real estate	(212,171)	(181,948)	(156,776)
Additions to non-real estate property	(6,552)	(2,928)	(7,301)
Interest capitalized for real estate under development	(11,687)	—	(10,006)
Interest capitalized for unconsolidated entities under development	(2,282)	(20,647)	(17,161)
Proceeds from disposition of real estate, net	937,690	1,130,925	478,675
Proceeds from disposition of unconsolidated entities	7,940	14,136	49,862
Proceeds from refinancing of unconsolidated entities	—	6,708	4,375
Proceeds from disposition of furniture rental business	—	—	28,741
Investments in unconsolidated entities	(406,524)	(14,038)	(105,758)
Distributions from unconsolidated entities	26,553	20,515	41,656
Decrease (increase) in deposits on real estate acquisitions, net	58,715	(22,656)	24,845
Decrease in mortgage deposits	9,144	11,298	27,425

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	$(49,183)	$6,879	$(40,113)
Via FIN 46 (cash consolidated)	3,628	—	—
Acquisition of Minority Interests – Partially Owned Properties	(72)	(125)	—
Other investing activities, net	16,802	(10,628)	260
Net cash (used for) provided by investing activities	(565,968)	334,028	(48,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(9,696)	(6,127)	(11,233)
Mortgage notes payable:
Proceeds	467,541	111,150	126,144
Lump sum payoffs	(469,333)	(401,951)	(374,983)
Scheduled principal repayments	(25,607)	(30,919)	(32,731)
Prepayment premiums/fees	(450)	(2,187)	(792)
Notes, net:
Proceeds	898,014	398,816	447,064
Lump sum payoffs	(531,390)	(190,000)	(265,000)
Scheduled principal repayments	(4,286)	(4,480)	(4,669)
Line of credit:
Proceeds	1,742,000	182,000	776,500
Repayments	(1,602,000)	(312,000)	(831,500)
(Payments on) proceeds from settlement of derivative instruments	(7,346)	(12,999)	5,757
Proceeds from sale of OP Units	6,853	6,324	9,411
Proceeds from sale of Preference Units	—	150,000	—
Proceeds from exercise of EQR options	79,043	68,400	29,578
OP Units repurchased and retired	—	—	(115,004)
Redemption of Preference Units	—	(386,989)	—
Redemption of Preference Interests	(40,000)	—	—
Premium on redemption of Preference Units	—	(8,345)	—
Payment of offering costs	(24)	(5,304)	(207)
Contributions – Minority Interests – Partially Owned Properties	100	—	—
Distributions:
OP Units – General Partner	(484,540)	(472,211)	(473,996)
Preference Units	(54,350)	(79,341)	(76,973)
Preference Interests	(19,464)	(20,211)	(20,238)
Junior Preference Units	(148)	(324)	(325)
OP Units – Limited Partners	(36,446)	(38,472)	(39,607)
Minority Interests – Partially Owned Properties	(26,327)	(3,473)	(12,608)
Principal receipts on employee notes, net	—	—	4,043
Net cash (used for) financing activities	(117,856)	(1,058,643)	(861,369)
Net increase (decrease) in cash and cash equivalents	33,926	19,704	(21,728)
Cash and cash equivalents, beginning of year	49,579	29,875	51,603
Cash and cash equivalents, end of year	$83,505	$49,579	$29,875

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$348,574	$352,391	$365,782

Valuation of OP Units issued – Other transactions	$9,087	$226	$1,046

Real estate acquisitions/dispositions:
Mortgage loans assumed	$95,901	$89,446	$32,355

Valuation of OP Units issued	$—	$105	$—

Mortgage loans (assumed) by purchaser	$(29,470)	$(53,250)	$(9,924)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(960,331)	$(111,113)	$(102,110)

Mortgage loans assumed	$274,818	$51,625	$18,100

Valuation of OP Units issued	$—	$4,231	$—

Minority Interests – Partially Owned Properties	$445	$42	$—

Investments in unconsolidated entities	$608,681	$34,942	$(312)

Net other liabilities recorded	$27,204	$27,152	$44,209

Consolidation of previously unconsolidated properties – Via FIN 46:
Investment in real estate	$(548,342)	$—	$—

Mortgage loans consolidated	$294,722	$—	$—

Minority interests – Partially Owned Properties	$3,074	$—	$—

Investments in unconsolidated entities	$234,984	$—	$—

Net other liabilities recorded	$19,190	$—	$—

Deconsolidation of previously Wholly Owned Properties:
Mortgage loans contributed	$—	$—	$(118,376)

Refinancing of mortgage notes payable into notes, net	$130,000	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

PREFERENCE UNITS
Balance, beginning of year	$670,913	$946,157	$966,671
Conversion of 7.00% Series E Cumulative Convertible	(34,519)	(8,891)	(20,442)
Conversion of 7.25% Series G Convertible Cumulative	—	(29,184)	(2)
Redemption of 7.25% Series G Convertible Cumulative	—	(286,989)	—
Conversion of 7.00% Series H Cumulative Convertible	(178)	(180)	(70)
Redemption of 7.625% Series L Cumulative Redeemable	—	(100,000)	—
Issuance of 6.48% Series N Cumulative Redeemable	—	150,000	—
Balance, end of year	$636,216	$670,913	$946,157

PREFERENCE INTERESTS
Balance, beginning of year	$246,000	$246,000	$246,000
Redemption of Series A	(40,000)	—	—
Balance, end of year	$206,000	$246,000	$246,000

JUNIOR PREFERENCE UNITS
Balance, beginning of year	$2,217	$5,846	$5,846
Conversion of Series A	(2,033)	(3,629)	—
Balance, end of year	$184	$2,217	$5,846

GENERAL PARTNER
Balance, beginning of year	$4,371,483	$4,306,873	$4,506,097
Issuance of OP Units through conversion of Preference Units into OP Units held by General Partner	34,697	38,255	20,514
Conversion of OP Units held by Limited Partners to OP Units held by General Partner	36,920	10,903	14,768
Issuance of OP Units through exercise of EQR share options	79,043	68,400	29,578
Issuance of OP Units through EQR’s Employee Share Purchase Plan	6,853	6,324	7,377
Issuance of OP Units through EQR’s Share Purchase – DRIP Plan	—	—	861
Issuance of OP Units through Dividend Reinvestment – DRIP Plan	—	—	1,173
Stock-based employee compensation expense:
EQR restricted/performance shares	9,018	2,497	12,136
EQR share options	2,982	2,626	—
EQR ESPP discount	1,290	1,196	—
OP Units repurchased and retired	—	—	(115,004)
Offering costs	(24)	(5,304)	(207)
Principal receipts on employee notes	—	—	4,043
Net income available to OP Units – General Partner	418,583	426,639	324,162
Premium on redemption of Preference Units – original issuance costs	—	11,892	—
Premium on redemption of Preference Interests – original issuance costs	1,117	—	—
OP Unit – General Partner distributions	(488,040)	(474,702)	(473,898)
Other	(8,705)	(24,661)	(29,017)
Adjustment for Limited Partners ownership in Operating Partnership	(7,517)	545	4,290
Balance, end of year	$4,457,700	$4,371,483	$4,306,873

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
LIMITED PARTNERS

Balance, beginning of year	$342,809	$349,646	$379,898
Issuance of OP Units in connection with mergers and acquisitions	9,087	4,562	1,046
Conversion of OP Units held by Limited Partners to OP Units held by General Partner	(36,920)	(10,903)	(14,768)
Issuance of OP Units through conversion of Junior Preference Units into OP Units held by Limited Partners	2,033	3,629	—
Net income available to OP Units – Limited Partners	31,228	34,658	26,862
OP Unit – Limited Partners distributions	(35,913)	(38,238)	(39,102)
Adjustment for Limited Partners’ ownership in Operating Partnership	7,517	(545)	(4,290)
Balance, end of year	$319,841	$342,809	$349,646

DEFERRED COMPENSATION

Balance, beginning of year	$(3,554)	$(12,118)	$(25,778)
EQR restricted/performance shares granted, net of cancellations	—	—	(12,136)
Amortization to compensation expense – EQR restricted/performance shares	3,536	8,564	25,796
Balance, end of year	$(18)	$(3,554)	$(12,118)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of year	$(23,401)	$(43,789)	$(33,040)
Accumulated other comprehensive loss – derivative and other instruments:
Unrealized holding (losses) gains arising during the year	(3,707)	11,467	(10,905)
Equity in unrealized holding gains (losses) arising during the year – unconsolidated entities	3,667	7,268	(689)
Losses reclassified into earnings from other comprehensive income	2,071	1,653	845
Balance, end of year	$(21,370)	$(23,401)	$(43,789)

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

EQR is the general partner of, and as of December 31, 2004 owned an approximate 93.3% ownership interest in ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of December 31, 2004, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 939 properties in 32 states and the District of Columbia consisting of 200,149 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	842	176,711
Partially Owned Properties (Consolidated)	39	7,220
Unconsolidated Properties	58	16,218
	939	200,149

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Operating Partnership beneficially owns 100% fee simple title to 841 of the 842 Wholly Owned Properties.  The Operating Partnership owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2026 for one property.  This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

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

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

Due to the Operating Partnership’s ability as general partner to control either through ownership or by contract its subsidiaries, other than entities that own controlling interests in the Unconsolidated Properties and certain other entities in which the Operating Partnership has investments, each such subsidiary has been consolidated with the Operating Partnership for financial reporting purposes.  Effective March 31, 2004, the consolidated financial statements also include all variable interest entities for which the Operating Partnership is the primary beneficiary.

Minority interests represented by EQR’s indirect 1% interest in various entities are immaterial and have not been accounted for in the Consolidated Financial Statements.  In addition, certain amounts due from EQR for its 1% interests in various entities have not been reflected in the Consolidated Balance Sheets since such amounts are immaterial.

The Company’s mergers and acquisitions were accounted for as purchases in accordance with either Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, or SFAS No. 141, Business Combinations.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The fair value of the consideration given by the Company in the mergers were used as the valuation basis for each of the combinations.  The accompanying consolidated statements of operations and cash flows include the results of the properties purchased through the mergers and through acquisitions from their respective closing dates.

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

•                  In-Place Leases – The Operating Partnership considers the value of acquired in-place leases that meet the definition outlined in SFAS No. 141, paragraph 37.  The amortization period is the average remaining term of each respective in-place acquired lease.

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

Replacements inside a unit such as appliances and carpeting are depreciated over a five-year estimated useful life.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.  Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.  Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Operating Partnership.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

The Operating Partnership classifies real estate assets as real estate held for disposition when it is certain a property will be disposed of in accordance with SFAS No. 144 (see further discussion below).

The Operating Partnership classifies properties under development and/or expansion and properties in the lease up phase (including land) as construction in progress until construction has been completed and all certificates of occupancy permits have been obtained.

Impairment of Long-Lived Assets, Including Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 prohibits the amortization of goodwill and requires that goodwill be reviewed for impairment at least annually.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS Nos. 142 and 144 were effective for fiscal years beginning after December 15, 2001.  The Operating Partnership adopted these standards effective January 1, 2002.  See Notes 13 and 19 for further discussion.

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

For long-lived assets to be held and used, the Operating Partnership compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset.  If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Operating Partnership further analyzes each individual asset for other temporary or permanent indicators of impairment.  An impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset if the Operating Partnership deems this difference to be permanent.

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

Cost Capitalization

See the Real Estate Assets and Depreciation of Investment in Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Operating Partnership capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital and/or renovation projects.  These costs are reflected on the balance sheet as an increase to depreciable property.

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Operating Partnership capitalizes, through the date the certificates of occupancy (“CO”) are issued (CO’s are deemed final within 90 days of issuance), interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  These costs are reflected on the balance sheet as construction in progress for each specific property.  The Operating Partnership expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovation at selected properties when additional incremental employees are hired.

Cash and Cash Equivalents

The Operating Partnership considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Operating Partnership maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Operating Partnership believes that the risk is not significant, as the Operating Partnership does not anticipate the financial institutions’ non-performance.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Operating Partnership’s line of credit and long-term financings.  These costs are amortized over the terms of the related debt.  Unamortized financing costs are written-off when debt is retired before the maturity date.  The accumulated amortization of such deferred financing costs was $18.1 million and $16.0 million at December 31, 2004 and 2003, respectively.

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

Stock-Based Compensation

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares (see definition below) the date of grant (intrinsic method).  The Company elected to account for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.

The Company elected the “Prospective Method” which requires expensing of employee awards granted or modified after January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  The cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing units of limited partnership interest (“OP Units”) to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

The Company will adopt SFAS No. 123(R), Share-Based Payment, as required effective July 1, 2005.   The Company does not anticipate that the adoption of SFAS No. 123(R) will have a material effect on its consolidated statements of operations or financial position.

The following table illustrates the effect on net income and earnings per OP Unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands except per OP Unit amounts)

Net income available to OP Units – as reported	$449,811	$461,297	$351,024
Add: Stock-based employee compensation expense included in reported net income:
EQR’s restricted/performance shares	12,554	11,043	25,839
EQR’s share options (1)	2,982	2,626	—
EQR’s ESPP discount	1,290	1,196	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
EQR’s restricted/performance shares	(12,554)	(11,043)	(25,839)
EQR’s share options (1)	(5,385)	(6,784)	(6,249)
EQR’s ESPP discount	(1,290)	(1,196)	(1,379)
Net income available to OP Units – pro forma	$447,408	$457,139	$343,396
Earnings per OP Unit:
Basic – as reported	$1.50	$1.57	$1.19
Basic – pro forma	$1.49	$1.55	$1.16
Diluted – as reported	$1.48	$1.55	$1.18
Diluted – pro forma	$1.47	$1.54	$1.15

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

The fair value of the option grants as computed under SFAS No. 123 would be recognized over the vesting period of the options.  The fair value for the Company’s share options was estimated at the time the share options were granted using the Black Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.03%	3.02%	4.55%

Expected dividend yield	6.52%	6.46%	6.46%

Volatility	20.0%	20.8%	20.8%

Expected life of the options	5 years	5 years	7 years

Fair value of options granted	$2.26	$1.90	$2.69

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

Income Taxes

The Operating Partnership generally is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership’s income or loss in their tax returns; therefore no provision for Federal income taxes is made in the consolidated financial statements of the Operating Partnership.  The Operating Partnership is subject to certain state and local income, excise and franchise taxes.  The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2004 and 2003 was approximately $9.3 billion and $8.5 billion, respectively.

The Operating Partnership has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries.  The federal income taxes for these TRS entities were not material during 2004, 2003 or 2002 and were recognized as general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2004, 2003 and 2002, the Operating Partnership’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2004	2003	2002
Tax treatment of dividends and distributions:
Ordinary dividends	$1.104	$0.799	$1.398
Qualified dividends	0.003	0.009	—
Pre-May 6, 2003 long-term capital gain	—	0.150	0.212
Post-May 5, 2003 long-term capital gain	0.432	0.315	—
Unrecaptured section 1250 gain	0.151	0.251	0.120
Nontaxable distributions	0.040	0.206	—
Dividends and distributions declared per OP Unit outstanding	$1.730	$1.730	$1.730

Partners’ Capital

The “Limited Partners” of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for OP Units.  The “General Partner” of ERPOP is EQR.  Net income is allocated to the Limited Partners based on their respective ownership percentage of the Operating Partnership.  The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner.  Issuance of additional EQR common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), and OP Units changes the ownership interests of both the Limited Partners and EQR.  Such transactions and the proceeds therefrom are treated as capital transactions.

Minority Interests

The Operating Partnership reflects minority interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Operating Partnership that are not wholly-owned by the Operating Partnership.  The earnings or losses from those properties attributable to the minority interests are reflected as minority interests in partially owned properties in the consolidated statements of operations.

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

Other

The Operating Partnership adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as required, effective March 31, 2004.  The adoption required the consolidation of all previously unconsolidated development projects.  FIN No. 46 requires the Operating Partnership to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, which for the Operating Partnership includes only its development partnerships, if the Operating Partnership is entitled to receive a majority of the entity’s residual returns and/or is subject to a majority of the risk of loss from such entity’s activities.  As of the original formation of the respective joint ventures, the Operating Partnership is considered to be the primary beneficiary and the fair value of the assets, liabilities and non-controlling interests of these development projects approximates carryover basis.  Due to the March 31, 2004 effective date, the Operating Partnership has only consolidated the results of operations beginning April 1, 2004.  The adoption of FIN No. 46 did not have any effect on net income as the aggregate results of operations of these development properties were previously included in loss from investments in unconsolidated entities.  See Note 4 for additional discussion.

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

With regards to the aforementioned disclosure provisions, the Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 39 properties and 7,220 units having a minority interest book value of $9.6 million at December 31, 2004. These partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of December 31, 2004, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $111.3 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2004 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

On July 31, 2003, the SEC clarified its position with respect to Emerging Issues Task Force (“EITF”) Topic D-42, the Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  Under the SEC’s revised interpretation, in connection with the redemption of preferred shares/units, the original issuance costs of these shares/units must be treated in a manner similar to preferred distributions and deducted from net income in arriving at net income available to OP Units.  The clarification of EITF Topic D-42 was required to be adopted effective July 1, 2003 on a retroactive basis by restating prior periods included in the current financial statements.  The Operating Partnership recorded an $8.3 million cash premium and $11.9 million in original issuance costs as a premium on the redemption of its Series G Preference Units in December 2003.  In addition, the Operating Partnership recorded $1.1 million in original issuance costs as a premium on the redemption of its Series A Preference Interests in September 2004.  The Operating Partnership had no recorded original issuance costs associated with, nor did it incur any cash redemption premium upon redemption of, its Series L Preference Units redeemed in 2003.

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

3.                                      Partners’ Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
OP Units outstanding at January 1,	299,551,617	293,396,124	294,818,566

Issued to General Partner:
Conversion of Series E Preference Units	1,536,501	395,723	909,873
Conversion of Series G Preference Units	—	996,459	70
Conversion of Series H Preference Units	10,268	10,424	4,050
Employee Share Purchase Plan	275,616	289,274	324,238
Dividend Reinvestment – DRIP Plan	—	—	41,407
Share Purchase – DRIP Plan	—	—	31,354
Exercise of EQR options	3,350,759	3,249,555	1,435,115
Restricted EQR share grants, net	515,622	900,555	885,967
OP Units repurchased and retired	—	—	(5,092,300)
OP Units other	(199)	(217)	396

Issued to Limited Partners:
Issuance – Other transactions	306,694	165,628	37,388
Conversion of Series A Junior Preference Units	82,977	148,092	—
OP Units outstanding at December 31,	305,629,855	299,551,617	293,396,124

	2004	2003	2002
Limited Partner OP Units outstanding at January 1,	21,907,732	22,300,643	23,197,192

Limited Partner OP Units Issued:
Other transactions	306,694	165,628	37,388
Conversion of Series A Junior Preference Units	82,977	148,092	—
Conversion of Limited Partner OP Units to EQR Common Shares	(1,744,463)	(706,631)	(933,937)
Limited Partner OP Units Outstanding at December 31,	20,552,940	21,907,732	22,300,643
Limited Partner OP Units Ownership Interest in Operating Partnership	6.7%	7.3%	7.6%

Limited Partner OP Units Issued:
Other transactions – per unit	$29.63	$27.55	$27.98
Other transactions – valuation	$9.1 million	$4.6 million	$1.0 million
Conversion of Series A Junior Preference Units – per unit	$24.50	$24.50	—
Conversion of Series A Junior Preference Units – valuation	$2.0 million	$3.6 million	—

In February 1998, EQR filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities.  In addition, EQR carried over $272.4 million related to a prior registration statement.  As of December 31, 2004, $956.5 million in equity securities remained available for issuance under this registration statement.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

During October 2002, EQR repurchased 5,092,300 of its Common Shares on the open market at an average price of $22.58 per share.  EQR paid approximately $115.0 million for these shares, which were retired subsequent to the repurchase.  Concurrent with this transaction, the Operating Partnership repurchased and retired 5,092,300 OP Units previously issued to EQR.

The limited partners of the Operating Partnership as of December 31, 2004 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units.  Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2004 and 2003:

			Annual Dividend Rate per Unit (3)	Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)		December 31, 2004	December 31, 2003
Preference Units:

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at December 31, 2004 and December 31, 2003	10/15/05	N/A	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at December 31, 2004 and December 31, 2003	9/9/06	N/A	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at December 31, 2004 and December 31, 2003	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 811,724 and 2,192,490 units issued and outstanding at December 31, 2004 and December 31, 2003, respectively	11/1/98	1.1128	$1.75	20,293	54,812

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 36,934 and 44,028 units issued and outstanding at December 31, 2004 and December 31, 2003, respectively	6/30/98	1.4480	$1.75	923	1,101

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2004 and December 31, 2003	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at December 31, 2004 and December 31, 2003	6/19/08	N/A	$16.20	150,000	150,000
				$636,216	$670,913

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

On June 19, 2003. the Operating Partnership redeemed all of its outstanding Series L Cumulative Redeemable Preference Units at liquidation value for total cash consideration of $100.0 million in conjunction with the concurrent redemption of the corresponding EQR Preferred Share.  The Operating Partnership did not incur any original issuance costs as these units were issued by Merry Land & Investment Company, Inc. prior to its merger with the Company.

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

The following table presents the issued and outstanding “Preference Interests” as of December 31, 2004 and December 31, 2003:

			Annual Dividend Rate per Unit (3)		Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)			December 31, 2004	December 31, 2003
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 0 and 800,000 units issued and outstanding at December 31, 2004 and December 31, 2003, respectively	10/01/04	N/A		(4)	$—	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2004 and December 31, 2003 (5)	03/03/05	N/A	$4.25		55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2004 and December 31, 2003 (6)	03/23/05	N/A	$4.25		11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2004 and December 31, 2003	05/01/05	N/A	$4.1875		21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2004 and December 31, 2003	08/11/05	N/A	$4.25		50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2004 and December 31, 2003	05/01/05	N/A	$4.1875		9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2004 and December 31, 2003	03/21/06	N/A	$3.9375		25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2004 and December 31, 2003	03/23/06	1.5108	$3.8125		9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2004 and December 31, 2003	06/22/06	1.4542	$3.8125		13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2004 and December 31, 2003	12/14/06	1.4108	$3.8125		11,500	11,500
					$206,000	$246,000

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

(4)          On September 1, 2004, the Operating Partnership issued an irrevocable notice to redeem for cash on October 1, 2004 all 800,000 units of its 8.00% Series A Cumulative Redeemable Preference Interests.  The liquidation value of the preference interests was $40.0 million.  The Operating Partnership recorded a write-off of $1.1 million in original issuance costs as a premium on redemption of Preference Interests in the accompanying consolidated statements of operations.

(5)          On February 1, 2005, the Operating Partnership issued an irrevocable notice to redeem for cash on March 3, 2005 all 1.1 million units of its 8.50% Series B Cumulative Redeemable Preference Interests with a liquidation value of $55.0 million.  The Operating Partnership will record a write-off of approximately $1.4 million in original issuance costs as a premium on redemption of Preference Interests in the first quarter of 2005.

(6)          On February 7, 2005, the Operating Partnership issued an irrevocable notice to redeem for cash on March 23, 2005 all 220,000 units of its 8.50% Series C Cumulative Redeemable Preference Interests with a liquidation value of $11.0 million. The Operating Partnership will record a write-off of approximately $275,000 in original issuance costs as a premium on redemption of Preference Interests in the first quarter of 2005.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2004 and December 31, 2003:

					Annual Dividend Rate per Unit (3)	Amounts in thousands
	Redemption Date		Conversion Rate			December 31, 2004	December 31, 2003
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 0 and 20,333 units issued and outstanding at December 31, 2004 and December 31, 2003, respectively		(1)(4)	4.0816		$5.469344	$—	$2,033

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2004 and December 31, 2003		(2)		(2)	$2.000000	184	184

						$184	$2,217

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

(4)   On December 22, 2003, 36,283 Series A Junior Preference Units with a liquidation value of $3.6 million issued on December 22, 1998 automatically converted to 148,092 OP Units.  On June 29, 2004, 20,333 Series A Junior Preference Units with a liquidation value of $2.0 million issued on June 29, 1999 automatically converted to 82,977 OP Units.

4.             Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of December 31, 2004 and 2003 (Amounts are in thousands):

	2004	2003
Land	$2,183,818	$1,845,547
Buildings and Improvements	11,667,787	10,415,679
Furniture, Fixtures and Equipment	683,113	602,647
Construction in Progress (excluding land)	160,986	2,960
Construction in Progress (land)	156,917	7,546
Real Estate	14,852,621	12,874,379
Accumulated Depreciation	(2,599,827)	(2,296,013)
Real Estate, net	$12,252,794	$10,578,366

During the year ended December 31, 2004, the Operating Partnership acquired the entire equity interest in twenty-four properties containing 6,182 units from unaffiliated parties, inclusive of four additional units at two existing properties and a vacant land parcel, for a total purchase price of $913.2 million.

During the year ended December 31, 2004, the Operating Partnership also acquired the majority of the remaining third party equity interests it did not previously own in nineteen properties and two vacant land parcels.  These properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Operating Partnership recorded $960.3 million in investment in real estate and the following:

•      Assumed $274.8 million in mortgage debt;

•      Recorded $0.4 million of minority interests in partially owned properties;

•      Reduced investments in unconsolidated entities by $608.7 million (inclusive of $339.7 million in mortgage debt paid off prior to closing);

•      Assumed $27.2 million of other liabilities net of other assets acquired; and

•      Paid cash of $49.2 million (net of cash acquired).

As previously noted, the Operating Partnership adopted FIN No. 46, as required, effective March 31, 2004.  The adoption required the consolidation of all previously unconsolidated development projects.  Accordingly, the Operating Partnership consolidated five completed properties, six projects which were under development at the time and various other vacant land parcels held for future development.  The Operating Partnership recorded $548.3 million in investment in real estate and the following:

•      Consolidated $294.7 million in mortgage debt;

•      Recorded $3.0 million of minority interests in partially owned properties;

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

During the year ended December 31, 2003, the Operating Partnership also acquired the majority of the remaining third party equity interests it did not previously own in eleven properties.  These properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Operating Partnership recorded $111.1 million in investment in real estate and the following:

•      Assumed $51.6 million in mortgage debt;

•      Issued 153,851 OP Units having a value of $4.2 million;

•      Recorded $42,000 of minority interests in partially owned properties;

•      Reduced investments in unconsolidated entities by $34.9 million;

•      Assumed $27.2 million of other liabilities net of other assets acquired; and

•      Consolidated and/or received net cash of $6.9 million.

During the year ended December 31, 2004, the Operating Partnership disposed of the following to unaffiliated parties (including two vacant land parcels and various individual condominium units) (sales price in thousands):

	Properties	Units	Sales Price
Wholly Owned Properties	48	12,984	$847.5
Partially Owned Properties (Consolidated)	6	1,655	138.6
Unconsolidated Properties	4	497	6.9
	58	15,136	$993.0

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $323.9 million and a net gain on sales of unconsolidated entities of approximately $4.6 million on the above sales.

During the year ended December 31, 2003, the Operating Partnership disposed of the following to unaffiliated parties (including various individual condominium units) (sales price in thousands):

	Properties	Units	Sales Price
Wholly Owned Properties	91	22,698	$1,190.5
Partially Owned Properties (Consolidated)	3	465	13.6
Unconsolidated Properties	2	323	13.9
	96	23,486	$1,218.0

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $310.7 million and a net gain on sales of unconsolidated entities of approximately $4.9 million on the above sales.

5.             Commitments to Acquire/Dispose of Real Estate

As of February 2, 2005, in addition to the properties that were subsequently acquired as discussed in Note 21, the Operating Partnership had entered into separate agreements to acquire three multifamily properties containing 827 units from unaffiliated parties.  The Operating Partnership expects a combined purchase price of approximately $90.0 million.

As of February 2, 2005, in addition to the properties that were subsequently disposed of as discussed in Note 21, the Operating Partnership had entered into separate agreements to dispose of seventeen multifamily properties containing 4,638 units and two vacant land parcels to unaffiliated parties.  The Operating Partnership expects a combined disposition price of approximately $324.7 million.

The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.             Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of December 31, 2004 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Lexford/ Other	Totals
Total projects	45	12	57	(1)

Total units	10,846	1,571	12,417	(1)

Operating Partnership’s ownership percentage of outstanding debt	25.0%	11.0%

Operating Partnership’s share of outstanding debt (2)	$121,200	$3,179	$124,379

(1)   Totals exclude Fort Lewis Military Housing consisting of one property and 3,801 units, which is not accounted for under the equity method of accounting, but is included in the Operating Partnership’s property/unit counts at December 31, 2004.

(2)   All debt is non-recourse to the Operating Partnership.

7.             Deposits - Restricted

The following table presents the deposits-restricted as of December 31, 2004 and 2003 (amounts in thousands):

	2004	2003

Collateral enhancement for partially owned development loans	$12,000	$44,000
Tax-deferred (1031) exchange proceeds	—	27,731
Resident security, utility and other	70,194	62,021

Totals	$82,194	$133,752

8.             Mortgage Notes Payable

As of December 31, 2004, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.2 billion.

During the year ended December 31, 2004, the Operating Partnership:

•      Repaid $494.9 million of mortgage loans;

•      Assumed/consolidated $665.4 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•      Obtained $467.5 million of mortgage loans on certain properties;

•      Was released from $29.5 million of mortgage debt assumed by the purchaser on disposed properties; and

•      Refinanced $130.0 million of mortgage notes and obtained the release of the property as collateral for the loan; therefore the loan was reclassified to notes, net.

As of December 31, 2004, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through January 1, 2035.  At December 31, 2004, the interest rate range on the Operating Partnership’s mortgage debt was 1.89% to 12.465%.  During the year ended December 31, 2004, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.46%.

The historical cost, net of accumulated depreciation, of encumbered properties was $4.4 billion and $3.8 billion at December 31, 2004 and 2003, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2005	$173,303
2006	287,427
2007	294,470
2008	496,939
2009	540,251
Thereafter	1,374,349
Total	$3,166,739

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

•      Obtained $111.2 million of mortgage loans on certain properties; and

•      Was released from $53.3 million of mortgage debt assumed by the purchaser on disposed properties.

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

9.             Notes

The following tables summarize the Operating Partnership’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2004 and 2003, respectively:

December 31, 2004 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$3,031,677	4.75% - 7.75%	6.25%	2005 - 2026
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.07%	2028 - 2029

Totals	$3,143,067

December 31, 2003 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,528,894	4.86% - 7.75%	6.63%	2004 - 2026
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%	5.07%	2028 - 2029

Totals	$2,656,674

The Operating Partnership’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Operating Partnership was in compliance with its unsecured public debt covenants for both the years ended December 31, 2004 and 2003.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of December 31, 2004, $1.48 billion in debt securities remained available for issuance under this registration statement.

During the year ended December 31, 2004, the Operating Partnership:

•      Issued $300.0 million of five-year 4.75% fixed-rate public notes, receiving net proceeds of $296.8 million;

•      Issued $500.0 million of ten-year 5.25% fixed rate public notes, receiving net proceeds of $496.1 million;

•      Repaid $415.0 million of fixed rate public notes at maturity;

•      Repaid $20.7 million of other unsecured notes; and

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

•      Repaid $50.0 million and $40.0 million of 6.65% and 6.875%, respectively, fixed rate public notes at maturity; and

•      Repaid $4.5 million of other unsecured notes.

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2005 (1)	$494,594
2006 (2)	204,190
2007	154,620
2008	130,000
2009	297,764
Thereafter	1,861,899
Total	$3,143,067

(1)   Includes $300.0 million with a final maturity of 2015 that is putable/callable in 2005.

(2)   Includes $150.0 million with a final maturity of 2026 that is putable in 2006.

10.          Line of Credit

On May 30, 2002, the Operating Partnership obtained a three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  EQR has guaranteed the Operating Partnership’s line of credit up to the maximum amount and for the full term of the facility.

As of December 31, 2004 and 2003, $150.0 million and $10.0 million, respectively, was outstanding and $65.4 million and $56.7 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility.  During the years ended December 31, 2004 and 2003, the weighted average interest rate was 1.73% and 1.85%, respectively.

11.          Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2004 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps	Development Cash Flow Hedges
Current Notional Balance	$150,000	$490,000	$255,069	$255,069	$4,682
Lowest Possible Notional	$150,000	$490,000	$91,052	$91,052	$6,700
Highest Possible Notional	$150,000	$490,000	$255,069	$255,069	$34,625
Lowest Interest Rate	3.683%	3.245%	6.000%	6.000%	3.310%
Highest Interest Rate	3.683%	7.250%	6.000%	6.000%	3.500%
Earliest Maturity Date	2005	2005	2007	2007	2005
Latest Maturity Date	2005	2009	2007	2007	2006
Estimated Asset (Liability) Fair Value	$(1,780)	$(6,137)	$28	$(28)	$(15)

During the year ended December 31, 2004, the Operating Partnership paid approximately $3.3 million to terminate five interest rate swaps in conjunction with the repayment of the underlying mortgage loans.  The Operating Partnership recognized a $1.9 million loss in connection with these terminations (included in loss from investments in unconsolidated entities as the losses occurred prior to the acquisition and/or consolidation of the respective properties – see further discussion in Notes 2 and 4).  The Operating Partnership also paid approximately $0.5 million to terminate two forward starting swaps in conjunction with the issuance of $300.0 million of five-year unsecured notes.  The $0.5 million cost has been deferred and will be recognized as additional interest expense over the five-year life of the unsecured notes.  The Operating Partnership also paid approximately $3.5 million to terminate ten forward starting swaps in conjunction with the issuance of $500.0 million of ten-year unsecured notes.  Approximately $3.3 million of the $3.5 million cost has been deferred and will be recognized as additional interest expense over the ten-year life of the unsecured notes.

On December 31, 2004, the net derivative instruments were reported at their fair value as other assets of approximately $1.3 million and as other liabilities of approximately $9.2 million.  As of December 31, 2004, there were approximately $21.0 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2004, the Operating Partnership may recognize an estimated $4.5 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2005.

12.          Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands except per OP Unit amounts)
Numerator for net income per OP Unit – basic:
Income from continuing operations	$187,111	$213,061	$235,512
Allocation to Preference Units	(53,746)	(76,435)	(76,615)
Allocation to Preference Interests	(19,420)	(20,211)	(20,211)
Allocation to Junior Preference Units	(70)	(325)	(325)
Allocation to premium on redemption of Preference Units	—	(20,237)	—
Allocation to premium on redemption of Preference Interests	(1,117)	—	—

Income from continuing operations available to OP Units	112,758	95,853	138,361
Net gain on sales of discontinued operations	323,925	310,706	104,296
Discontinued operations, net	13,128	54,738	108,367

Numerator for net income per OP Unit – basic	$449,811	$461,297	$351,024

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands except per OP Unit amounts)

Numerator for net income per OP Unit – diluted:
Income from continuing operations	$187,111	$213,061	$235,512
Allocation to Preference Units	(53,746)	(76,435)	(76,615)
Allocation to Preference Interests	(19,420)	(20,211)	(20,211)
Allocation to Junior Preference Units	(70)	(325)	(325)
Allocation to premium on redemption of Preference Units	—	(20,237)	—
Allocation to premium on redemption of Preference Interests	(1,117)	—	—

Income from continuing operations available to OP Units	112,758	95,853	138,361
Net gain on sales of discontinued operations	323,925	310,706	104,296
Discontinued operations, net	13,128	54,738	108,367

Numerator for net income per OP Unit – diluted	$449,811	$461,297	$351,024

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	300,683	294,523	294,637
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	3,188	2,518	3,332

Denominator for net income per share – diluted	303,871	297,041	297,969

Net income per OP Unit – basic	$1.50	$1.57	$1.19
Net income per OP Unit – diluted	$1.48	$1.55	$1.18

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.38	$0.33	$0.47
Net gain on sales of discontinued operations	1.08	1.05	0.35
Discontinued operations, net	0.04	0.19	0.37

Net income per OP Unit – basic	$1.50	$1.57	$1.19

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.37	$0.32	$0.46
Net gain on sales of discontinued operations	1.07	1.05	0.35
Discontinued operations, net	0.04	0.18	0.37

Net income per OP Unit – diluted	$1.48	$1.55	$1.18

Convertible preference interests/units that could be converted into 3,215,472, 14,745,904 and 15,335,977 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2004, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 14.

13.          Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the years ended December 31, 2004, 2003, and 2002.

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)

REVENUES
Rental income	$61,790	$219,370	$338,729
Furniture income	—	—	1,361
Total revenues	61,790	219,370	340,090

EXPENSES (1)
Property and maintenance	27,977	77,233	101,097
Real estate taxes and insurance	7,009	23,611	34,016
Property management	111	103	162
Depreciation	12,374	56,571	83,376
Furniture expenses	—	—	1,303
Total expenses	47,471	157,518	219,954

Discontinued operating income	14,319	61,852	120,136

Interest and other income	260	322	83
Interest (2):
Expense incurred, net	(898)	(6,346)	(11,600)
Amortization of deferred financing costs	(553)	(1,090)	(252)

Discontinued operations, net	$13,128	$54,738	$108,367

(1)  Includes expenses paid in the current period for properties sold in prior periods related to the Operating Partnership’s period of ownership.

(2)  Interest includes only specific amounts from each property sold.

For the properties sold during 2004 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2003 were $500.0 million and $94.9 million, respectively.

On January 11, 2002, the Operating Partnership disposed of its furniture rental business for $30.0 million in cash and received net proceeds of $28.7 million.  After giving effect to a previously recorded impairment loss, no gain/loss on sale was recognized as the net book value at the sale date approximated the sales price.

14.          Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan.  The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year.  As of January 1, 2005, this amount equaled 23,069,873, of which 17,683,625 is available for future issuance.  No awards may be granted under the 2002 Share Incentive Plan after February 20, 2012.

Pursuant to the 2002 Share Incentive Plan and the Fifth Amended and Restated 1993 Share Option and Share Award Plan (collectively the “Share Incentive Plans”), officers, trustees, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares.  Additionally, officers and key employees of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Share Incentive Plans.  Finally, certain executive officers of the Company are subject to the Company’s performance based restricted share plan.  Options, SARs, restricted shares and performance shares are sometimes collectively referred to herein as “Awards”.

The Options generally are granted at the fair market value of the Company’s Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.  The exercise price for all Options under the Share Incentive Plans shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.  The Fifth Amended and Restated 1993 Share Option and Share Award Plan will terminate at such time as all outstanding Awards have expired or have been exercised/vested.  The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted.  Any Options which had vested prior to such a termination would remain exercisable by the holder thereof.

As to the Options that have been granted through December 31, 2004, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

As to the restricted shares that have been awarded through December 31, 2004, these shares generally vest three years from the award date.  During the three-year period of restriction, the employee receives quarterly dividend payments on their shares.  The Company’s unvested restricted shareholders receive dividends at the same rate and on the same date as any other Common Share holder.  In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder.  As a result, dividends paid on unvested restricted shares are included as a distribution in excess of accumulated earnings and have not been considered in reducing net income available to OP Units in a manner similar to the Operating Partnership’s preference unit dividends for the earnings per OP Unit calculation.  If employment is terminated prior to the lapsing of the restriction, the shares are canceled.

In addition, each year the Company’s executive officers receive performance-based awards.  The executive officers have the opportunity to earn in Common Shares an amount as little as 0% to as much as 225% of the target number of performance-based awards.  The owners of performance-based awards have no right to vote, receive dividends or transfer the awards until Common Shares are issued in exchange for the awards.  The number of Common Shares the executive officer actually receives on the third anniversary of the grant date will depend on the excess, if any, by which the Company’s Average Annual Return (i.e., the average of the Common Share dividends declared during each year as a percentage of the Common Share price as of the first business day of the first performance year and the average percentage increase in funds from operations (“FFO”) for each calendar year on a per share basis over the prior year) for the three performance years exceeds the average of the 10-year Treasury Note interest rate as of the first business day in January of each performance year (the “T-Note Rate”).

If the Company’s Average Annual Return exceeds the T-Note Rate by:	Less than 0.99%	1-1.99%	2%	3%	4%	5%	6%	Greater than 7%

Then the executive officer will receive Common Shares equal to the target number of awards times the following %:	0%	50%	100%	115%	135%	165%	190%	225%

Fifty percent of the Common Shares to which an executive officer may be entitled under the performance share grants will vest, subject to the executive’s continued employment with the Company, on the third anniversary of the award (which will be the date the Common Shares are issued); twenty-five percent will vest on the fourth anniversary and the remaining twenty-five percent will vest on the fifth anniversary.  The Common Shares will also fully vest upon the executive’s death, retirement at or after age 62, disability or upon a change in control of the Company.

The following table summarizes information regarding both the restricted and performance-based share plans for the three years ended December 31, 2004, 2003 and 2002:

	EQR Restricted/ Performance Share Awards Granted, Net of Cancellations	Weighted Average Grant Price	Compensation Expense
Year			General and Administrative	Property Management	Dividends Incurred
2004	515,622	$29.28	$6.3 million	$6.2 million	$2.5 million
2003	900,555	$23.58	$5.5 million	$5.6 million	$2.5 million
2002	885,967	$27.22	$16.2 million	$9.6 million	$2.9 million

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

The table below summarizes the Option activity of the Share Incentive Plans and options assumed in connection with mergers (the “Merger Options”) for the three years ended December 31, 2004, 2003 and 2002:

	Common Shares Subject to Options	Weighted Average Exercise Price Per Option
Balance at December 31, 2001	12,165,247	$22.59
Options granted	2,270,220	$27.24
Options exercised	(1,425,494)	$20.36
Merger Options exercised	(13,621)	$19.66
Options canceled	(177,536)	$24.90
Balance at December 31, 2002	12,818,816	$23.63
Options granted (1993 plan)	665,304	$23.55
Options granted (2002 plan)	2,217,124	$23.59
Options exercised (1993 plan)	(2,696,110)	$20.61
Options exercised (2002 plan)	(500,000)	$23.55
Merger Options exercised	(52,995)	$19.55
Options canceled (1993 plan)	(324,298)	$25.08
Options canceled (2002 plan)	(42,242)	$23.55
Balance at December 31, 2003	12,085,599	$24.27
Options granted (2002 plan)	2,254,570	$29.33
Options exercised (1993 plan)	(2,920,057)	$23.75
Options exercised (2002 plan)	(423,866)	$23.55
Merger Options exercised	(6,836)	$20.14
Options canceled (1993 plan)	(90,436)	$23.44
Options canceled (2002 plan)	(79,751)	$28.02
Balance at December 31, 2004	10,819,223	$25.48

The following table summarizes information regarding options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$6.68 to $10.01	92	2.0	$9.55	92	$9.55
$10.01 to $13.35	1,892	1.1	$12.12	1,892	$12.12
$13.35 to $16.69	305,634	1.1	$15.33	305,634	$15.33
$16.69 to $20.03	6,018	4.2	$18.63	6,018	$18.63
$20.03 to $23.37	1,554,006	4.1	$20.76	1,554,006	$20.76
$23.37 to $26.70	3,998,492	5.8	$24.67	2,739,319	$25.18
$26.70 to $30.04	4,864,462	7.8	$28.19	2,244,481	$27.45
$30.04 to $33.38	88,627	9.6	$31.38	—	—
$6.68 to $33.38	10,819,223	6.4	$25.48	6,851,442	$24.47

As of December 31, 2003 and 2002, 8,274,915 Options (with a weighted average exercise price of $23.86) and 8,252,203 Options (with a weighted average exercise price of $22.25) were exercisable, respectively.

15.          Employee Plans

The Company established an Employee Share Purchase Plan (the “ESPP”) to provide employees and EQR trustees the ability to annually acquire up to $100,000 of Common Shares of EQR.  In 2003, EQR’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000).  The Company has 4,770,937 Common Shares available for purchase under the ESPP at December 31, 2004.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to the Operating Partnership in exchange for OP Units):

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands except share and per share amounts)

Shares issued	275,616	289,274	324,238
Issuance price ranges	$23.35 – $27.39	$20.64 – $24.74	$21.65 – $24.43
Issuance proceeds	$6,853	$6,324	$7,377

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Operating Partnership, on behalf of the Company, matches dollar for dollar up to the first 2% of eligible compensation that a participant contributes to the 401(k) Plan (4% for 2002 and prior years).  Participants are vested in the Company’s contributions over five years.  The Operating Partnership, on behalf of the Company, made contributions in the amount of $1.5 million and $3.5 million for the years ended December 31, 2003 and 2002, respectively, and expects to make contributions in the amount of approximately $2.0 million for the year ended December 31, 2004.

The Operating Partnership, on behalf of the Company, may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan.  The Operating Partnership, on behalf of the Company, did not make a contribution for the years ended December 31, 2004, 2003 or 2002.

The Company established a supplemental executive retirement savings plan (the “SERP”) to provide certain officers and EQR trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement.  The SERP is restricted to investments in EQR Common Shares, certain marketable securities that have been specifically approved, and cash equivalents.  The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Operating Partnership and carried on the Operating Partnership’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to General Partner’s capital.

16.          Distribution Reinvestment and Share Purchase Plan

On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”).  The registration statement was declared effective on November 25, 1997.  The Company has 11,571,446 Common Shares available for issuance under the DRIP Plan at December 31, 2004.

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

The Operating Partnership provided asset and property management services to certain related entities for properties not owned by the Operating Partnership.  Fees received for providing such services were approximately $0.2 million, $0.3 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Operating Partnership reimbursed EQR’s Chief Operating Officer for the actual operating costs (excluding acquisition costs) of operating his personal aircraft for himself and other employees on Operating Partnership business.  Amounts incurred were approximately $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Operating Partnership leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees.  Amounts incurred for such office space for the years ended December 31, 2004, 2003 and 2002, respectively, were approximately $1.9 million, $1.7 million and $1.6 million.  The Operating Partnership believes these amounts equal market rates for such space.

The Company had the following additional non-continuing related party transactions:

•      The Operating Partnership leased space in an office building in Augusta, Georgia indirectly owned by one of EQR’s trustees since May 2003 and directly owned by an entity affiliated with the same EQR trustee from 1998 to 2003 (individual was a trustee through May 2004).  Amounts incurred for such office space were approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively;

•      Certain executive officers of EQR purchased Common Shares which were financed with loans made by the Company, all of which were repaid in full in 2002;

•      The Operating Partnership made consulting payments to two former EQR trustees (individuals were trustees through May 2003) of approximately $0.2 million during the year ended December 31, 2002; and

•      The Operating Partnership paid legal fees to a law firm of which one of EQR’s former trustees (individual was a trustee through May 2002) is a partner of approximately $0.3 million during the year ended December 31, 2002.

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

In August 2004, the Operating Partnership tried a class action lawsuit in Palm Beach County, Florida regarding certain charges made to residents who terminated their leases early or failed to provide sufficient notice of intent to vacate.  In December 2004, the Court issued a Findings of Fact and Conclusions of Law holding those fees legally uncollectible under Florida law. In recognition of the Findings of Fact and Conclusions of Law, which awarded damages and interest to the class in the amount of approximately $1.6 million, the Operating Partnership established a reserve of approximately $1.6 million and correspondingly recorded this as a general and administrative expense. Due to pending appeals, the award is neither final nor enforceable.  Accordingly, it is not possible to determine or predict the ultimate outcome of the case.  While no assurances can be given, the Operating Partnership does not believe that this lawsuit, if the ultimate outcome is unfavorable, will have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against the Operating Partnership which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the year ended December 31, 2004, the Operating Partnership established a reserve and recorded a corresponding expense of $15.2 million in estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne (included in rents received in advance and other liabilities and real estate taxes and insurance expense on the consolidated balance sheets and statements of operations, respectively).  Of this amount, approximately $9.4 million had been spent for hurricane related repairs through December 31, 2004.

As of December 31, 2004 the Operating Partnership has five projects totaling 1,306 units in various stages of development with estimated completion dates ranging through September 30, 2006. The three development agreements currently in place have the following key terms:

•      The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, the Operating Partnership must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development agreement, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of February 2, 2005, the Operating Partnership had set-aside $5.0 million towards this credit enhancement.  The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

•      The second development partner has the right, at any time following completion of a project subject to the agreement, to require the Operating Partnership to purchase the partners’ interest in that project at a mutually agreeable price.  If the Operating Partnership and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Operating Partnership and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Operating Partnership may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, the Operating Partnership must purchase, at the agreed-upon price, any projects remaining unsold.

•      The third development partner has the exclusive right for six months following stabilization, as defined, to market a subject project for sale.  Thereafter, either the Operating Partnership or its development partner may market a subject project for sale.  If the Operating Partnership’s development partner proposes the sale, the Operating Partnership may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Operating Partnership may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

In connection with one of its mergers, the Operating Partnership provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Operating Partnership has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Operating Partnership would be required to perform under this agreement only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also agreed to indemnify the Operating Partnership for any losses suffered.  As of December 31, 2004, this guaranty was still in effect at a commitment amount of $12.7 million (reduced to $10.4 million effective in January 2005) and no current outstanding liability.

During the years ended December 31, 2004, 2003 and 2002, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $5.8 million, $5.7 million and $5.8 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with two of its executive officers and its former chief executive officer.  During the years ended December 31, 2004, 2003 and 2002, the Operating Partnership recognized compensation expense of $39,000, $3.0 million and $5.1 million, respectively, related to these agreements.

The following table summarizes the Operating Partnership’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2004:

Payments Due by Year (in thousands)
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$4,816	$4,205	$3,464	$3,335	$3,233	$7,369	$26,422
Other Long-Term Liabilities:
Deferred Compensation (b)	813	1,807	2,211	2,211	2,211	11,230	20,483

(a)   Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on a ground lease for one property.

(b)   Estimated payments to EQR’s Chairman, former CEO and two other executive officers based on planned retirement dates.

19.          Asset Impairment

The Operating Partnership recorded approximately $1.2 million of asset impairment charges related to its technology investments in each of the years ending December 31, 2003 and 2002. These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets.

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to its corporate housing business.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of its corporate housing business to $30.0 million, given the weakness in the economy and management’s expectations for near-term performance.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

20.          Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Operating Partnership’s rental real estate segment comprises approximately 99.4%, 99.2% and 99.4% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.  The Operating Partnership’s rental real estate segment comprises approximately 99.8% and 99.7% of total assets at December 31, 2004 and 2003, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents the NOI from our rental real estate specific to continuing operations for the years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)

Rental income	$1,878,262	$1,691,647	$1,677,459
Property and maintenance expense	(520,412)	(460,426)	(427,960)
Real estate taxes and insurance expense	(222,448)	(184,483)	(170,029)
Property management expense	(75,888)	(68,058)	(72,416)
Net operating income	$1,059,514	$978,680	$1,007,054

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the three years ended December 31, 2004, 2003 or 2002.

21.          Subsequent Events/Other

Subsequent to December 31, 2004 and through February 7, 2005, the Operating Partnership:

•      Acquired four properties consisting of 734 units and one parcel of vacant land for approximately $144.1 million;

•      Disposed of one property consisting of 450 units (excluding condominium units) and a vacant land parcel for approximately $340.9 million;

•      Assumed $47.6 million of mortgage debt on two properties in connection with their acquisitions;

•      Executed an amended compensation agreement with EQR’s Chairman of the Board of Trustees extending his current agreement on the same terms and conditions for two more years through 2006 and providing him with a $3.25 million per year long-term compensation grant of EQR options and restricted shares; and

•      Issued irrevocable notices to redeem for cash during March 2005 all 1,320,000 units of its 8.50% Series B and C Preference Interests with a cumulative liquidation value of $66.0 million.

On February 24, 2005, the Operating Partnership received $57.1 million in cash for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc.

22.          Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No 144.  Amounts are in thousands, except for per OP Unit amounts.

2004	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31
Total revenues (1)	$487,366	$483,481	$474,727	$443,927
Operating income (1)	135,952	121,612	136,148	132,973
Income from continuing operations (1)	47,573	37,844	52,665	49,029
Net gain on sales of discontinued operations	116,272	58,394	77,760	71,499
Discontinued operations, net (1)	1,058	2,930	4,963	4,177
Net income*	164,903	99,168	135,388	124,705
Net income available to OP Units	147,563	79,648	116,651	105,949
Earnings per OP Unit – basic:
Net income available to OP Units	$0.49	$0.26	$0.39	$0.35
Weighted average OP Units outstanding	302,931	300,900	299,847	299,028
Earnings per OP Unit – diluted:
Net income available to OP Units	$0.48	$0.26	$0.39	$0.35
Weighted average OP Units outstanding	306,841	304,028	302,201	301,781

(1)   The amounts presented for the first three quarters of 2004 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2004.  Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

2004	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31
Total revenues previously reported in Form 10-Q	$491,485	$488,596	$462,661
Total revenues subsequently reclassified to discontinued operations	(8,004)	(13,869)	(18,734)
Total revenues disclosed in Form 10-K	$483,481	$474,727	$443,927
Operating income previously reported in Form 10-Q	$124,371	$140,786	$139,316
Operating income subsequently reclassified to discontinued operations	(2,759)	(4,638)	(6,343)
Operating income disclosed in Form 10-K	$121,612	$136,148	$132,973
Income from continuing operations previously reported in Form 10-Q	$40,662	$57,461	$55,021
Income from continuing operations subsequently reclassified to discontinued operations	(2,818)	(4,796)	(5,992)
Income from continuing operations disclosed in Form 10-K	$37,844	$52,665	$49,029
Discontinued operations, net previously reported in Form 10-Q	$112	$167	$(1,815)
Discontinued operations, net from properties sold subsequent to the respective reporting period	2,818	4,796	5,992

Discontinued operations, net disclosed in Form 10-K	$2,930	$4,963	$4,177

2003	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31
Total revenues (2)	$430,692	$430,248	$426,229	$418,851
Operating income (2)	126,992	134,351	138,414	130,507
Income from continuing operations (2)	42,123	56,380	59,391	55,167
Net gain on sales of discontinued operations	91,731	77,983	70,320	70,672
Discontinued operations, net (2)	8,206	12,063	15,851	18,618
Net income*	142,060	146,426	145,562	144,457
Net income available to OP Units	97,967	121,728	121,325	120,277
Earnings per OP Unit – basic:
Net income available to OP Units	$0.33	$0.41	$0.41	$0.41
Weighted average OP Units outstanding	296,371	295,032	293,696	292,949
Earnings OP Unit – diluted:
Net income available to OP Units	$0.33	$0.41	$0.41	$0.41
Weighted average OP Units outstanding	299,516	297,941	296,084	294,508

(2)           The amounts presented for the four quarters of 2003 are not equal to the same amounts previously reported in the respective Form 10-Q’s/10-K filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2004 and 2003.  Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s/10-K:

2003	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31
Total revenues previously reported in Form 10-Q/10-K	$459,521	$472,976	$479,357	$482,707
Total revenues subsequently reclassified to discontinued operations	(28,829)	(42,728)	(53,128)	(63,856)
Total revenues disclosed in Form 10-K	$430,692	$430,248	$426,229	$418,851

Operating income previously reported in Form 10-Q/10-K	$136,057	$147,635	$155,638	$151,039
Operating income subsequently reclassified to discontinued operations	(9,065)	(13,284)	(17,224)	(20,532)
Operating income disclosed in Form 10-K	$126,992	$134,351	$138,414	$130,507

Income from continuing operations previously reported in Form 10-Q/10-K	$50,273	$68,450	$75,105	$73,369
Income from continuing operations subsequently reclassified to discontinued operations	(8,150)	(12,070)	(15,714)	(18,202)
Income from continuing operations disclosed in Form 10-K	$42,123	$56,380	$59,391	$55,167

Discontinued operations, net previously reported in Form 10-Q/10-K	$56	$(7)	$137	$416
Discontinued operations, net from properties sold subsequent to the respective reporting period	8,150	12,070	15,714	18,202
Discontinued operations, net disclosed in Form 10-K	$8,206	$12,063	$15,851	$18,618

* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2004 and 2003.  Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
1111 25th St	Washington, D.C.	—	$23,535,059		$12,454,899	$25,970,177	$—	$—	$12,454,899	$25,970,177	$38,425,076	$—	(F)	30 Years
1210 Mass	Washington, D.C.	142	27,821,158		9,213,512	30,151,143	—	—	9,213,512	30,151,143	39,364,655	(274,191)	2004	30 Years
13th and N	Washington, D.C.	54	—		2,657,016	11,034,942	—	—	2,657,016	11,034,942	13,691,958	—	2004	30 Years
1660 Peachtree	Atlanta, GA	355	23,000,000		7,987,511	23,910,026	—	1,060,358	7,987,511	24,970,384	32,957,896	(872,937)	1999	30 Years
2300 Elliott	Seattle, WA	92	—		796,800	7,173,725	—	4,306,534	796,800	11,480,259	12,277,059	(4,630,990)	1992	30 Years
2400 M St	Washington, D.C.	—	25,167,232		30,006,593	33,767,467	—	—	30,006,593	33,767,467	63,774,060	—	(F)	30 Years
2900 on First	Seattle, WA (G)	135	—		1,177,700	10,600,360	—	3,252,630	1,177,700	13,852,990	15,030,690	(4,858,274)	1989-91	30 Years
71 Broadway	New York, NY (G)	238	—		22,611,600	77,491,059	—	17,666	22,611,600	77,508,725	100,120,325	(640,139)	1997	30 Years
740 River Drive	St. Paul, MN	163	5,620,888		1,626,700	11,234,943	—	2,934,678	1,626,700	14,169,620	15,796,320	(4,278,110)	1962	30 Years
929 House	Cambridge, MA (G)	127	4,433,715		3,252,993	21,745,595	—	1,019,069	3,252,993	22,764,664	26,017,657	(3,421,089)	1975	30 Years
Abington Glen	Abington, MA	90	—		553,105	3,697,396	—	1,147,519	553,105	4,844,915	5,398,020	(675,611)	1968	30 Years
Acacia Creek	Scottsdale, AZ	304	—		3,663,473	21,172,386	—	1,436,601	3,663,473	22,608,988	26,272,461	(5,982,340)	1988-1994	30 Years
Acadia Court	Bloomington, IN	96	1,922,423		257,484	2,268,653	—	440,915	257,484	2,709,568	2,967,051	(655,602)	1985	30 Years
Acadia Court II	Bloomington, IN	104	—		253,636	2,234,632	—	246,388	253,636	2,481,019	2,734,655	(549,827)	1986	30 Years
Alborada	Fremont, CA	442	—		24,310,000	59,214,129	—	953,928	24,310,000	60,168,056	84,478,056	(10,051,379)	1999	30 Years
Ambergate (FL)	W. Palm Beach, FL	72	—		730,000	1,687,743	—	196,417	730,000	1,884,160	2,614,160	(348,290)	1987	30 Years
Amberidge	Roseville, MI	45	—		130,844	1,152,880	—	196,508	130,844	1,349,387	1,480,232	(293,306)	1985	30 Years
Amberton	Manassas, VA	190	10,705,000		900,600	11,921,650	—	1,441,752	900,600	13,363,402	14,264,002	(3,800,871)	1986	30 Years
Amberwood (OH)	Massillon, OH	63	813,763		126,227	1,112,289	—	245,157	126,227	1,357,446	1,483,673	(315,859)	1987	30 Years
Amberwood I (GA) (REIT)	Cartersville, GA	56	1,332,606		140,598	1,265,995	—	34,031	140,598	1,300,026	1,440,624	(44,553)	1985	30 Years
Amesbury I	Reynoldsburg, OH	68	1,194,940		143,039	1,260,233	—	268,395	143,039	1,528,628	1,671,668	(343,664)	1986	30 Years
Amesbury II	Reynoldsburg, OH	81	—		180,588	1,591,229	—	209,862	180,588	1,801,091	1,981,679	(394,432)	1987	30 Years
Amhurst (Tol)	Toledo, OH	58	—		161,854	1,426,108	—	140,650	161,854	1,566,757	1,728,611	(323,647)	1983	30 Years
Amhurst I (OH)	Dayton, OH	73	—		152,574	1,344,353	—	287,773	152,574	1,632,126	1,784,699	(406,291)	1979	30 Years
Amhurst II (OH)	Dayton, OH	74	—		159,416	1,404,632	—	170,307	159,416	1,574,939	1,734,356	(355,554)	1981	30 Years
Andover Court	Mt. Vernon, OH	51	—		123,875	1,091,272	—	205,529	123,875	1,296,801	1,420,676	(308,418)	1982	30 Years
Annhurst (IN)	Indianapolis, IN	83	1,182,819		189,235	1,667,469	—	371,544	189,235	2,039,013	2,228,248	(469,658)	1985	30 Years
Annhurst (MD) (REIT)	Belcamp, MD	67	1,206,889		232,575	2,093,165	—	191,819	232,575	2,284,984	2,517,559	(351,881)	1984	30 Years
Annhurst (PA)	Clairton, PA	97	—		307,952	2,713,397	—	424,751	307,952	3,138,148	3,446,101	(672,123)	1984	30 Years
Annhurst II (OH)	Gahanna, OH	56	—		116,739	1,028,595	—	207,364	116,739	1,235,958	1,352,697	(298,899)	1986	30 Years
Annhurst III (OH)	Gahanna, OH	52	—		134,788	1,187,629	—	141,148	134,788	1,328,777	1,463,565	(289,201)	1988	30 Years
Apple Ridge I	Circleville, OH	59	1,008,377		139,300	1,227,582	—	304,085	139,300	1,531,667	1,670,967	(327,884)	1987	30 Years
Apple Ridge III	Circleville, OH	30	—		72,585	639,356	—	90,856	72,585	730,211	802,797	(151,772)	1982	30 Years
Applegate (Col)	Columbus, IN	58	—		171,829	1,514,002	—	194,147	171,829	1,708,148	1,879,977	(352,980)	1982	30 Years
Applegate I (IN)	Muncie, IN	53	862,233		138,506	1,220,386	—	229,500	138,506	1,449,886	1,588,391	(328,383)	1984	30 Years
Applegate II (IN)	Muncie, IN	80	1,202,296		180,017	1,586,143	—	277,758	180,017	1,863,901	2,043,918	(404,571)	1987	30 Years
Applewood I	Deland, FL	161	2,015,004		235,230	2,072,994	—	660,149	235,230	2,733,143	2,968,373	(733,680)	1982	30 Years
Aragon Woods	Indianapolis, IN	67	—		157,791	1,390,010	—	120,902	157,791	1,510,913	1,668,704	(331,816)	1986	30 Years
Arbor Glen	Ypsilanti, MI	220	6,405,314		1,096,064	9,887,635	—	1,596,261	1,096,064	11,483,896	12,579,960	(3,177,003)	1990	30 Years
Arbor Terrace	Sunnyvale, CA	174	(R	)	9,057,300	18,483,642	—	729,285	9,057,300	19,212,927	28,270,227	(4,539,215)	1979	30 Years
Arboretum (GA)	Atlanta, GA	312	—		4,682,300	15,913,018	—	1,567,064	4,682,300	17,480,082	22,162,382	(4,883,367)	1970	30 Years
Arboretum (MA)	Canton, MA	156	(M	)	4,685,900	10,992,751	—	765,831	4,685,900	11,758,582	16,444,482	(2,907,630)	1989	30 Years
Arboretum at Stonelake	Austin, TX	408	—		6,120,000	24,069,023	—	662,567	6,120,000	24,731,590	30,851,590	(1,201,491)	1996	30 Years
Arbors of Brentwood	Nashville, TN	346	—		404,670	13,536,367	—	3,042,879	404,670	16,579,246	16,983,916	(6,783,064)	1986	30 Years
Arbors of Hickory Hollow	Antioch, TN	336	(K	)	202,985	6,937,209	—	3,114,261	202,985	10,051,470	10,254,455	(4,861,939)	1986	30 Years
Arbors of Las Colinas	Irving, TX	408	—		1,663,900	14,977,080	—	2,797,860	1,663,900	17,774,940	19,438,840	(7,486,985)	1984/85	30 Years
Artisan Square	Northridge, CA	140	(U	)	7,000,000	20,537,359	—	110,519	7,000,000	20,647,878	27,647,878	(1,550,633)	2002	30 Years
Ashford Hill	Reynoldsburg, OH	77	1,310,022		184,985	1,630,021	—	301,951	184,985	1,931,972	2,116,958	(452,700)	1986	30 Years
Ashgrove (IN)	Indianapolis, IN	57	—		172,924	1,523,549	—	150,346	172,924	1,673,895	1,846,819	(349,833)	1983	30 Years
Ashgrove (KY)	Louisville, KY	60	—		171,816	1,514,034	—	231,024	171,816	1,745,058	1,916,874	(376,722)	1984	30 Years
Ashgrove (OH)	Franklin, OH	63	1,173,996		157,535	1,387,687	—	227,802	157,535	1,615,489	1,773,023	(362,621)	1983	30 Years
Ashgrove I (MI)	Sterling Hts, MI	114	3,017,060		403,580	3,555,988	—	547,558	403,580	4,103,545	4,507,125	(843,274)	1985	30 Years
Ashgrove II (MI)	Sterling Hts, MI	90	2,139,345		311,912	2,748,287	—	260,649	311,912	3,008,936	3,320,849	(605,253)	1987	30 Years
Ashton, The	Corona Hills, CA	492	—		2,594,264	33,042,398	—	2,326,776	2,594,264	35,369,174	37,963,438	(9,219,254)	1986	30 Years
Aspen Crossing	Silver Spring, MD	192	—		2,880,000	8,551,377	—	1,355,018	2,880,000	9,906,395	12,786,395	(2,393,226)	1979	30 Years
Astorwood (REIT)	Stuart, FL	75	1,533,179		233,150	2,098,338	—	311,998	233,150	2,410,337	2,643,487	(385,241)	1983	30 Years
Audubon Village	Tampa, FL	447	—		3,576,000	26,121,909	—	1,338,267	3,576,000	27,460,176	31,036,176	(6,430,700)	1990	30 Years
Autumn Cove	Lithonia, GA	48	—		187,220	1,649,515	—	216,463	187,220	1,865,978	2,053,198	(368,513)	1985	30 Years
Autumn River	Raleigh, NC	284	(U	)	3,408,000	20,890,457	—	209,845	3,408,000	21,100,302	24,508,302	(872,440)	2002	30 Years
Auvers Village	Orlando, FL	480	—		3,840,000	29,322,243	—	2,129,770	3,840,000	31,452,013	35,292,013	(7,372,646)	1991	30 Years
Avon Place	Avon, CT	163	(P	)	1,788,943	12,440,003	—	471,838	1,788,943	12,911,841	14,700,784	(1,926,168)	1973	30 Years
Balcones Club	Austin, TX	312	—		2,185,500	10,119,232	—	2,085,533	2,185,500	12,204,764	14,390,264	(3,537,040)	1984	30 Years
Ball Park Lofts	Denver, CO	339	—		7,291,498	53,214,462	—	145,268	7,291,498	53,359,730	60,651,228	(1,373,322)	2003	30 Years
Barrington	Clarkston, GA	47	949,547		144,459	1,272,842	—	248,949	144,459	1,521,791	1,666,250	(326,352)	1984	30 Years
Bay Hill	Long Beach, CA	160	13,998,000		7,600,000	27,437,239	—	66,388	7,600,000	27,503,628	35,103,628	(859,890)	2002	30 Years
Bay Ridge	San Pedro, CA	60	—		2,401,300	2,176,963	—	457,613	2,401,300	2,634,576	5,035,876	(780,068)	1987	30 Years
Bayside at the Islands	Gilbert, AZ	272	—		3,306,484	15,573,006	—	1,345,534	3,306,484	16,918,540	20,225,024	(4,580,003)	1989	30 Years
Beckford Place (IN)	New Castle, IN	41	667,349		99,046	872,702	—	181,053	99,046	1,053,756	1,152,802	(225,924)	1984	30 Years
Beckford Place (Pla)	The Plains, OH	60	—		161,161	1,420,002	—	225,339	161,161	1,645,341	1,806,502	(340,479)	1982	30 Years
Beckford Place I (OH)	N Canton, OH	60	—		168,426	1,484,248	—	245,703	168,426	1,729,952	1,898,377	(368,923)	1983	30 Years
Beckford Place II (OH)	N Canton, OH	60	—		172,134	1,516,691	—	133,866	172,134	1,650,557	1,822,691	(340,550)	1985	30 Years
Bel Aire I	Miami, FL	70	—		188,343	1,658,995	—	270,140	188,343	1,929,135	2,117,478	(407,020)	1985	30 Years
Bel Aire II	Miami, FL	51	—		136,416	1,201,075	—	190,740	136,416	1,391,816	1,528,232	(296,675)	1986	30 Years
Bell Road I & II	Nashville, TN	—	—		3,100,000	1,120,214	—	—	3,100,000	1,120,214	4,220,214	—	(F)	30 Years
Bella Terra I	Mukilteo, WA	235	22,964,012		5,686,861	26,092,729	—	200,930	5,686,861	26,293,659	31,980,520	(843,624)	2002	30 Years
Bella Vista I & II	Los Angeles, CA	315	—		16,883,410	61,318,586	—	81,589	16,883,410	61,400,175	78,283,585	(1,855,990)	2003	30 Years
Bella Vista III	Los Angeles, CA	—	—		14,799,344	5,493,814	—	—	14,799,344	5,493,814	20,293,159	—	(F)	30 Years
Bellagio Apartment Homes	Scottsdale, AZ	202	—		2,626,000	16,024,404	—	17,355	2,626,000	16,041,759	18,667,759	(128,840)	1995	30 Years
Bellevue Meadows	Bellevue, WA	180	—		4,507,100	12,574,814	—	599,067	4,507,100	13,173,881	17,680,981	(3,152,450)	1983	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Beneva Place	Sarasota, FL	192	8,700,000		1,344,000	9,665,447	—	650,248	1,344,000	10,315,695	11,659,695	(2,436,445)	1986	30 Years
Bermuda Cove	Jacksonville, FL	350	—		1,503,000	19,561,896	—	2,415,261	1,503,000	21,977,157	23,480,157	(4,912,044)	1989	30 Years
Berry Pines	Milton, FL	64	—		154,086	1,299,939	—	357,191	154,086	1,657,130	1,811,216	(415,843)	1985	30 Years
Bishop Park	Winter Park, FL	324	—		2,592,000	17,990,436	—	2,380,130	2,592,000	20,370,566	22,962,566	(5,003,920)	1991	30 Years
Blueberry Hill I	Leesburg, FL	68	—		140,370	1,236,710	—	163,814	140,370	1,400,524	1,540,894	(324,509)	1986	30 Years
Bourbon Square	Palatine, IL	612	—		3,899,744	35,113,276	—	7,956,499	3,899,744	43,069,774	46,969,519	(18,507,618)	1984-87	30 Years
Bradford Apartments	Newington, CT	64	(P	)	401,091	2,681,210	—	181,438	401,091	2,862,648	3,263,739	(469,961)	1964	30 Years
Bramblewood	San Jose, CA	108	—		5,190,700	9,659,184	—	407,525	5,190,700	10,066,709	15,257,409	(2,413,571)	1986	30 Years
Branchwood	Winter Park, FL	117	—		324,069	2,855,397	—	479,492	324,069	3,334,889	3,658,957	(732,950)	1981	30 Years
Brandon Court	Bloomington, IN	78	—		170,636	1,503,487	—	365,218	170,636	1,868,705	2,039,340	(446,457)	1984	30 Years
Brentwood	Vancouver, WA	296	—		1,357,221	12,202,521	—	1,737,216	1,357,221	13,939,737	15,296,959	(5,183,593)	1990	30 Years
Breton Mill	Houston, TX	392	—		212,820	8,547,263	—	1,668,545	212,820	10,215,807	10,428,627	(4,301,152)	1986	30 Years
Briar Knoll Apts	Vernon, CT	150	5,758,402		928,972	6,209,988	—	383,179	928,972	6,593,167	7,522,139	(1,095,483)	1986	30 Years
Briarwood (CA)	Sunnyvale, CA	192	13,263,646		9,991,500	22,247,278	—	594,893	9,991,500	22,842,171	32,833,671	(5,155,417)	1985	30 Years
Bridford Lakes II	Greensboro, NC	—	—		1,100,564	792,509	—	—	1,100,564	792,509	1,893,073	—	(F)	30 Years
Bridgepoint I (REIT)	Jacksonville, FL	71	1,814,896		212,724	1,915,381	—	43,676	212,724	1,959,056	2,171,780	(56,636)	1986	30 Years
Bridgeport	Raleigh, NC	276	—		1,296,700	11,666,278	—	1,278,526	1,296,700	12,944,805	14,241,505	(5,421,078)	1990	30 Years
Bridgewater at Wells Crossing	Orange Park, FL	288	—		2,160,000	13,347,549	—	969,382	2,160,000	14,316,930	16,476,930	(2,877,614)	1986	30 Years
Brittany Square	Tulsa, OK	212	—		625,000	4,050,961	—	1,826,134	625,000	5,877,095	6,502,095	(4,013,888)	1982	30 Years
Broadview Oaks (REIT)	Pensacola, FL	90	—		201,000	1,809,185	—	291,633	201,000	2,100,817	2,301,817	(350,598)	1985	30 Years
Broadway	Garland, TX	288	5,716,428		1,443,700	7,790,989	—	1,750,628	1,443,700	9,541,617	10,985,317	(2,716,685)	1983	30 Years
Brookdale Village	Naperville, IL	252	10,820,000		3,276,000	16,293,471	—	1,547,553	3,276,000	17,841,024	21,117,024	(3,741,886)	1986	30 Years
Brookridge	Centreville, VA	252	—		2,521,500	16,003,839	—	1,587,175	2,521,500	17,591,014	20,112,514	(4,717,255)	1989	30 Years
Brookside (CO)	Boulder, CO	144	—		3,600,400	10,211,159	—	417,446	3,600,400	10,628,605	14,229,005	(2,542,403)	1993	30 Years
Brookside (MD)	Frederick, MD	228	8,170,000		2,736,000	7,934,517	—	1,106,474	2,736,000	9,040,990	11,776,990	(2,098,051)	1993	30 Years
Brookside Crossing I	Stockton, CA	90	4,658,000		625,000	4,656,691	—	690,452	625,000	5,347,143	5,972,143	(838,009)	1981	30 Years
Brookside Crossing II	Stockton, CA	128	4,867,000		770,000	4,415,388	—	804,612	770,000	5,219,999	5,989,999	(883,001)	1981	30 Years
Brookside II (MD)	Frederick, MD	204	—		2,450,800	6,913,202	—	1,189,290	2,450,800	8,102,492	10,553,292	(2,269,377)	1979	30 Years
Brooksyde Apts	West Hartford, CT	80	(P	)	594,711	3,975,523	—	300,442	594,711	4,275,965	4,870,676	(703,140)	1945	30 Years
Burgundy Studios	Middletown, CT	102	(P	)	395,238	2,642,087	—	188,643	395,238	2,830,729	3,225,967	(503,710)	1973	30 Years
Burwick Farms	Howell, MI	264	—		1,104,600	9,932,207	—	929,402	1,104,600	10,861,609	11,966,209	(3,097,175)	1991	30 Years
Cambridge at Hickory Hollow	Antioch, TN	360	(I	)	3,240,800	17,900,033	—	1,077,868	3,240,800	18,977,901	22,218,701	(5,170,223)	1997	30 Years
Cambridge Commons I	Indianapolis, IN	86	—		179,139	1,578,077	—	573,977	179,139	2,152,055	2,331,194	(550,758)	1986	30 Years
Cambridge Commons II	Indianapolis, IN	75	807,847		141,845	1,249,511	—	402,208	141,845	1,651,719	1,793,564	(416,058)	1987	30 Years
Cambridge Commons III	Indianapolis, IN	75	—		98,125	864,738	—	342,646	98,125	1,207,384	1,305,509	(328,594)	1988	30 Years
Cambridge Estates	Norwich, CT	92	—		590,185	3,945,265	—	222,821	590,185	4,168,086	4,758,271	(682,555)	1977	30 Years
Camellero	Scottsdale, AZ	348	—		1,924,900	17,324,593	—	4,020,403	1,924,900	21,344,996	23,269,896	(8,727,272)	1979	30 Years
Camellia Court I (Col)	Columbus, OH	64	—		133,059	1,172,393	—	248,182	133,059	1,420,574	1,553,633	(324,921)	1981	30 Years
Camellia Court I (Day)	Dayton, OH	57	1,021,676		131,858	1,162,066	—	252,681	131,858	1,414,746	1,546,605	(337,348)	1981	30 Years
Camellia Court II (Col)	Columbus, OH	40	881,303		118,421	1,043,417	—	266,806	118,421	1,310,223	1,428,644	(284,686)	1984	30 Years
Camellia Court II (Day)	Dayton, OH	53	—		131,571	1,159,283	—	149,013	131,571	1,308,296	1,439,867	(286,029)	1982	30 Years
Candlelight I	Brooksville, FL	51	563,330		105,000	925,167	—	294,927	105,000	1,220,093	1,325,094	(255,934)	1982	30 Years
Candlelight II	Brooksville, FL	60	554,895		95,061	837,593	—	304,274	95,061	1,141,867	1,236,929	(258,852)	1985	30 Years
Canterbury	Germantown, MD	544	31,680,000		2,781,300	32,942,366	—	3,758,157	2,781,300	36,700,524	39,481,824	(11,471,469)	1986	30 Years
Canterbury Crossings	Lake Mary, FL	71	—		273,671	2,411,538	—	352,465	273,671	2,764,002	3,037,673	(542,467)	1983	30 Years
Canyon Creek (CA)	San Ramon, CA	268	28,000,000		5,425,000	17,652,986	—	723,767	5,425,000	18,376,752	23,801,752	(2,623,658)	1984	30 Years
Canyon Crest	Santa Clarita, CA	158	—		2,370,000	10,141,878	—	758,919	2,370,000	10,900,797	13,270,797	(2,411,558)	1993	30 Years
Canyon Ridge	San Diego, CA	162	—		4,869,448	11,955,064	—	844,230	4,869,448	12,799,294	17,668,742	(3,306,043)	1989	30 Years
Capital Ridge (REIT)	Tallahassee, FL	70	—		177,900	1,601,157	—	241,492	177,900	1,842,649	2,020,549	(291,527)	1983	30 Years
Carleton Court (MI) (REIT)	Ann Arbor, MI	104	2,855,199		323,554	2,911,982	—	55,711	323,554	2,967,693	3,291,246	(106,225)	1985	30 Years
Carlyle	Dallas, TX	180	8,265,766		1,890,000	14,155,000	—	311,450	1,890,000	14,466,450	16,356,450	(815,665)	1993	30 Years
Carlyle Mill	Alexandria, VA	317	—		10,000,000	51,368,058	—	182,716	10,000,000	51,550,775	61,550,775	(2,977,551)	2002	30 Years
Carmel Terrace	San Diego, CA	384	—		2,288,300	20,596,281	—	1,592,508	2,288,300	22,188,789	24,477,089	(8,060,779)	1988-89	30 Years
Carriage Hill	Dublin, GA	60	—		131,911	1,162,577	—	106,253	131,911	1,268,830	1,400,740	(273,197)	1985	30 Years
Casa Capricorn	San Diego, CA	192	—		1,262,700	11,365,093	—	1,908,617	1,262,700	13,273,710	14,536,410	(3,972,832)	1981	30 Years
Casa Ruiz	San Diego, CA	196	—		3,922,400	9,389,153	—	1,810,002	3,922,400	11,199,155	15,121,555	(3,057,705)	1976-1986	30 Years
Cascade at Landmark	Alexandria, VA	277	—		3,603,400	19,657,554	—	2,193,053	3,603,400	21,850,607	25,454,007	(6,182,270)	1990	30 Years
Cedar Glen	Reading, MA	114	3,304,158		1,248,505	8,346,003	—	510,282	1,248,505	8,856,285	10,104,791	(1,329,944)	1980	30 Years
Cedar Hill	Knoxville, TN	74	1,413,125		204,792	1,804,444	—	183,756	204,792	1,988,200	2,192,992	(434,131)	1986	30 Years
Cedargate (GA)	Lawrenceville, GA	55	—		205,043	1,806,656	—	132,326	205,043	1,938,982	2,144,026	(380,606)	1983	30 Years
Cedargate (MI)	Michigan City, IN	53	743,910		120,378	1,060,663	—	133,735	120,378	1,194,398	1,314,776	(254,379)	1983	30 Years
Cedargate (She)	Shelbyville, KY	58	1,096,017		158,685	1,398,041	—	241,291	158,685	1,639,332	1,798,017	(351,944)	1984	30 Years
Cedargate I (Cla)	Clayton, OH	61	1,150,203		159,599	1,406,493	—	235,157	159,599	1,641,650	1,801,249	(366,246)	1984	30 Years
Cedargate I (IN)	Bloomington, IN	68	—		191,650	1,688,648	—	334,428	191,650	2,023,076	2,214,726	(433,978)	1983	30 Years
Cedargate I (OH)	Lancaster, OH	110	2,156,949		240,587	2,119,432	—	440,553	240,587	2,559,985	2,800,572	(570,850)	1982	30 Years
Cedargate II (IN)	Bloomington, IN	58	—		165,041	1,454,189	—	133,663	165,041	1,587,851	1,752,892	(348,128)	1985	30 Years
Cedargate II (OH)	Lancaster, OH	47	670,395		87,618	771,912	—	128,098	87,618	900,010	987,628	(208,948)	1983	30 Years
Cedarwood I (FL)	Ocala, FL	55	104,000		119,470	1,052,657	—	245,669	119,470	1,298,326	1,417,796	(295,626)	1978	30 Years
Cedarwood I (IN)	Goshen, IN	90	1,777,307		251,745	2,218,126	—	371,028	251,745	2,589,154	2,840,899	(573,685)	1983/84	30 Years
Cedarwood I (KY)	Lexington, KY	50	—		106,681	939,874	—	264,110	106,681	1,203,984	1,310,665	(282,314)	1984	30 Years
Cedarwood II (FL)	Ocala, FL	39	—		98,372	866,769	—	97,663	98,372	964,432	1,062,804	(211,271)	1980	30 Years
Cedarwood II (KY)	Lexington, KY	48	969,000		106,724	940,357	—	229,822	106,724	1,170,179	1,276,903	(275,230)	1986	30 Years
Cedarwood III (KY)	Lexington, KY	48	—		102,491	902,659	—	163,951	102,491	1,066,611	1,169,102	(237,986)	1986	30 Years
CenterPointe	Beaverton, OR	264	—		3,432,000	15,708,853	—	1,869,580	3,432,000	17,578,433	21,010,433	(2,164,146)	1996	30 Years
Centre Club	Ontario, CA	312	—		5,616,000	23,485,891	—	1,075,219	5,616,000	24,561,110	30,177,110	(3,901,036)	1994	30 Years
Centre Club II	Ontario, CA	100	—		1,820,000	9,528,898	—	17,424	1,820,000	9,546,322	11,366,322	(915,546)	2002	30 Years
Centre Lake III	Miami, FL	234	—		685,601	6,039,979	—	914,071	685,601	6,954,050	7,639,651	(1,462,651)	1986	30 Years
Champion Oaks	Houston, TX	252	—		931,900	8,389,394	—	1,340,278	931,900	9,729,672	10,661,572	(3,886,855)	1984	30 Years
Chandler Court	Chandler, AZ	312	—		1,353,100	12,175,173	—	2,572,316	1,353,100	14,747,489	16,100,589	(5,450,143)	1987	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Chantecleer Lakes	Naperville, IL	304	—		6,689,400	16,332,279	—	1,854,202	6,689,400	18,186,481	24,875,881	(5,011,429)	1986	30 Years
Charing Cross	Bowling Green, OH	67	—		154,584	1,362,057	—	214,373	154,584	1,576,430	1,731,015	(347,720)	1978	30 Years
Chatelaine Park	Duluth, GA	303	—		1,818,000	24,489,671	—	754,704	1,818,000	25,244,375	27,062,375	(5,661,992)	1995	30 Years
Chelsea Square	Redmond, WA	113	—		3,397,100	9,289,074	—	403,187	3,397,100	9,692,261	13,089,361	(2,312,051)	1991	30 Years
Cherry Creek I,II,&III (TN)	Hermitage, TN	627	—		2,942,345	45,725,245	—	1,347,501	2,942,345	47,072,746	50,015,091	(9,819,177)	1986/96	30 Years
Cherry Creek IV	Hermitage, TN	—	—		—	1,593	—	—	—	1,593	1,593	—	(F)	30 Years
Cherry Glen I	Indianapolis, IN	138	2,916,607		335,596	2,957,360	—	408,700	335,596	3,366,060	3,701,656	(778,335)	1986/87	30 Years
Cherry Tree	Rosedale, MD	100	—		352,003	3,101,017	—	294,562	352,003	3,395,578	3,747,581	(713,195)	1986	30 Years
Chestnut Glen	Abington, MA	130	5,072,859		1,178,965	7,881,139	—	348,378	1,178,965	8,229,517	9,408,482	(1,292,495)	1983	30 Years
Chestnut Hills	Puyallup, WA	157	—		756,300	6,806,635	—	827,211	756,300	7,633,845	8,390,145	(2,259,009)	1991	30 Years
Chickasaw Crossing	Orlando, FL	292	11,665,370		2,044,000	12,366,832	—	913,804	2,044,000	13,280,637	15,324,637	(3,144,749)	1986	30 Years
Chinatown Gateway (Land)	Los Angeles, CA	—	—		13,191,887	228,021	—	—	13,191,887	228,021	13,419,908	—	(F)	30 Years
Church Corner	Cambridge, MA (G)	85	12,000,000		5,220,000	16,743,280	—	16,728	5,220,000	16,760,008	21,980,008	(285,168)	1987	30 Years
Cierra Crest	Denver, CO	480	(R	)	4,803,100	34,894,898	—	1,579,244	4,803,100	36,474,141	41,277,241	(9,214,934)	1996	30 Years
Cimarron Ridge	Aurora, CO	296	—		1,591,100	14,320,031	—	2,196,184	1,591,100	16,516,215	18,107,315	(5,203,033)	1984	30 Years
City Place at West Port	Kansas City, MO	288	—		6,650,536	27,109,941	—	17,106	6,650,536	27,127,046	33,777,582	(903,936)	2003	30 Years
City View at Highlands	Lombard, IL	403	—		4,636,653	60,642,751	—	30,382	4,636,653	60,673,132	65,309,785	(1,465,753)	2003	30 Years
Claire Point	Jacksonville, FL	256	—		2,048,000	14,649,393	—	1,065,479	2,048,000	15,714,872	17,762,872	(3,781,827)	1986	30 Years
Clarion	Decatur, GA	217	—		1,504,300	13,537,919	—	965,629	1,504,300	14,503,548	16,007,848	(3,803,752)	1990	30 Years
Clarys Crossing	Columbia, MD	198	—		891,000	15,489,721	—	1,085,643	891,000	16,575,363	17,466,363	(3,803,088)	1984	30 Years
Classic, The	Stamford, CT	144	—		2,883,500	20,336,721	—	2,135,298	2,883,500	22,472,019	25,355,519	(6,046,488)	1990	30 Years
Clearview I	Greenwood, IN	70	12,735		182,206	1,605,429	—	261,613	182,206	1,867,042	2,049,248	(427,270)	1986	30 Years
Clearview II	Greenwood, IN	80	—		226,963	1,999,792	—	176,908	226,963	2,176,700	2,403,663	(467,904)	1987	30 Years
Clearwater	Eastlake, OH	42	1,008,377		128,303	1,130,691	—	168,914	128,303	1,299,605	1,427,908	(271,246)	1986	30 Years
Club at Tanasbourne	Hillsboro, OR	352	(Q	)	3,521,300	16,257,934	—	1,709,353	3,521,300	17,967,287	21,488,587	(5,478,165)	1990	30 Years
Club at the Green	Beaverton, OR	254	—		2,030,950	12,616,747	—	1,730,465	2,030,950	14,347,212	16,378,162	(4,282,616)	1991	30 Years
Coach Lantern	Scarborough, ME	90	—		452,900	4,405,723	—	507,048	452,900	4,912,771	5,365,671	(1,324,668)	1971/1981	30 Years
Coachlight Village	Agawam, MA	88	(P	)	501,726	3,353,933	—	207,677	501,726	3,561,610	4,063,335	(566,897)	1967	30 Years
Coachman Trails	Plymouth, MN	154	6,093,167		1,227,000	9,517,381	—	891,763	1,227,000	10,409,144	11,636,144	(2,611,133)	1987	30 Years
Cobblestone Village	Fresno, CA	162	6,000,000		315,000	5,336,557	—	798,127	315,000	6,134,684	6,449,684	(1,016,643)	1983	30 Years
Coconut Palm Club	Coconut Creek, GA	300	—		3,001,700	17,678,928	—	1,109,364	3,001,700	18,788,293	21,789,993	(4,667,609)	1992	30 Years
Colinas Pointe	Denver, CO	272	—		1,587,400	14,285,902	—	1,062,435	1,587,400	15,348,337	16,935,737	(4,333,187)	1986	30 Years
Collier Ridge	Atlanta, GA	300	—		5,100,000	20,425,822	—	2,766,290	5,100,000	23,192,112	28,292,112	(5,218,742)	1980	30 Years
Colonial Village	Plainville, CT	104	(P	)	693,575	4,636,410	—	394,526	693,575	5,030,935	5,724,511	(835,410)	1968	30 Years
Concord Square (IN)	Kokomo, IN	49	—		123,247	1,085,962	—	153,908	123,247	1,239,870	1,363,117	(270,319)	1983	30 Years
Concord Square I (OH)	Mansfield, OH	72	—		164,124	1,446,313	—	249,055	164,124	1,695,368	1,859,492	(365,692)	1981/83	30 Years
Conway Court	Roslindale, MA	28	417,473		101,451	710,524	—	61,578	101,451	772,101	873,552	(133,587)	1920	30 Years
Conway Station	Orlando, FL	242	—		1,936,000	10,852,858	—	825,291	1,936,000	11,678,149	13,614,149	(2,809,253)	1987	30 Years
Copper Canyon	Highlands Ranch, CO	222	(O	)	1,443,000	16,251,114	—	475,131	1,443,000	16,726,244	18,169,244	(3,449,162)	1999	30 Years
Copper Creek	Tempe, AZ	144	—		1,017,400	9,148,068	—	899,289	1,017,400	10,047,356	11,064,756	(2,933,574)	1984	30 Years
Copper Terrace	Orlando, FL	300	—		1,200,000	17,887,868	—	1,605,321	1,200,000	19,493,190	20,693,190	(4,637,789)	1989	30 Years
Cortona at Dana Park	Mesa, AZ	222	—		2,028,939	12,466,128	—	1,248,041	2,028,939	13,714,169	15,743,108	(3,767,643)	1986	30 Years
Country Brook	Chandler, AZ	396	—		1,505,219	29,542,535	—	1,408,211	1,505,219	30,950,746	32,455,965	(7,959,627)	1986-1996	30 Years
Country Club Condominium, LLC	Mill Creek, WA	86	—		646,108	5,985,305	—	1,342,996	646,108	7,328,301	7,974,409	(1,645,413)	1991	30 Years
Country Club Place (FL)	Pembroke Pines, FL	152	—		912,000	10,016,543	—	980,151	912,000	10,996,694	11,908,694	(2,695,202)	1987	30 Years
Country Club Woods	Mobile, AL (T)	256	4,156,457		230,091	5,561,464	—	718,267	230,091	6,279,731	6,509,822	(1,475,802)	1975	30 Years
Country Gables	Beaverton, OR	288	—		1,580,500	14,215,444	—	2,393,228	1,580,500	16,608,671	18,189,171	(5,077,043)	1991	30 Years
Country Gables II	Beaverton, OR	—	—		1,200,000	4,006	—	—	1,200,000	4,006	1,204,006	—	(F)	30 Years
Country Oaks	Agoura Hills, CA	256	29,412,000		6,105,000	20,902,294	—	754,966	6,105,000	21,657,261	27,762,261	(2,941,821)	1985	30 Years
Country Ridge	Farmington Hills, MI	252	—		1,621,950	14,596,964	—	2,107,915	1,621,950	16,704,879	18,326,829	(5,449,859)	1986	30 Years
Countryside I	Daytona Beach, FL	59	—		136,665	1,204,164	—	392,156	136,665	1,596,320	1,732,984	(376,866)	1982	30 Years
Countryside II	Daytona Beach, FL	97	—		234,633	2,067,376	—	308,009	234,633	2,375,384	2,610,018	(509,739)	1982	30 Years
Countryside III (REIT)	Daytona Beach, FL	34	—		80,000	719,868	—	105,958	80,000	825,826	905,826	(135,167)	1983	30 Years
Countryside Manor	Douglasville, GA	82	—		298,186	2,627,348	—	291,381	298,186	2,918,728	3,216,915	(629,258)	1985	30 Years
Cove at Fishers Landing	Vancouver, WA	253	—		2,277,000	15,656,887	—	399,121	2,277,000	16,056,008	18,333,008	(1,664,475)	1993	30 Years
Coventry at Cityview	Fort Worth, TX	360	(U	)	2,160,000	23,072,847	—	1,117,286	2,160,000	24,190,133	26,350,133	(5,515,625)	1996	30 Years
Creekside (San Mateo)	San Mateo, CA	192	(R	)	9,606,600	21,193,232	—	632,515	9,606,600	21,825,746	31,432,346	(5,093,503)	1985	30 Years
Creekside Homes at Legacy	Plano. TX	380	—		4,560,000	32,275,748	—	905,140	4,560,000	33,180,888	37,740,888	(7,390,494)	1998	30 Years
Creekside Village	Mountlake Terrace, WA	512	—		2,807,600	25,270,594	—	2,821,193	2,807,600	28,091,787	30,899,387	(10,628,817)	1987	30 Years
Creekwood	Charlotte, NC	384	—		1,861,700	16,740,569	—	1,764,067	1,861,700	18,504,635	20,366,335	(5,152,952)	1987-1990	30 Years
Crescent at Cherry Creek	Denver, CO	216	(O	)	2,594,000	15,149,470	—	856,813	2,594,000	16,006,282	18,600,282	(4,193,715)	1994	30 Years
Cross Creek	Matthews, NC	420	(R	)	3,151,600	20,295,925	—	1,374,687	3,151,600	21,670,612	24,822,212	(5,343,662)	1989	30 Years
Crosswinds	St. Petersburg, FL	208	—		1,561,200	5,756,822	—	1,192,049	1,561,200	6,948,871	8,510,071	(2,254,517)	1986	30 Years
Crown Court	Scottsdale, AZ	416	(S	)	3,156,600	28,414,599	—	2,452,734	3,156,600	30,867,333	34,023,933	(8,953,508)	1987	30 Years
Crystal Village	Attleboro, MA	91	—		1,369,000	4,989,028	—	1,554,613	1,369,000	6,543,641	7,912,641	(1,729,715)	1974	30 Years
Cypress	Panama City, FL	70	1,305,670		171,882	1,514,636	—	343,108	171,882	1,857,744	2,029,626	(419,547)	1985	30 Years
Cypress Lake at Waterford	Orlando, Fl	316	—		7,000,000	27,654,816	—	55,926	7,000,000	27,710,742	34,710,742	(914,728)	2001	30 Years
Daniel Court	Cincinnati, OH	114	2,163,506		334,101	2,943,516	—	593,050	334,101	3,536,567	3,870,667	(853,366)	1985	30 Years
Dartmouth Place I	Kent, OH	53	—		151,771	1,337,422	—	295,742	151,771	1,633,164	1,784,935	(368,806)	1982	30 Years
Dartmouth Place II	Kent, OH	49	—		130,102	1,146,337	—	185,559	130,102	1,331,896	1,461,997	(288,280)	1986	30 Years
Dartmouth Woods	Lakewood, CO	201	—		1,609,800	10,832,754	—	916,193	1,609,800	11,748,947	13,358,747	(3,380,891)	1990	30 Years
Dean Estates	Taunton, MA	58	—		498,080	3,329,560	—	212,040	498,080	3,541,601	4,039,680	(564,615)	1984	30 Years
Dean Estates II	Cranston, RI	48	(P	)	308,457	2,061,971	—	215,598	308,457	2,277,569	2,586,026	(388,860)	1970	30 Years
Deerbrook	Jacksonville, FL	144	—		1,008,000	8,845,716	—	871,313	1,008,000	9,717,029	10,725,029	(2,362,246)	1983	30 Years
Deerfield	Denver, CO	158	9,100,000		1,260,000	7,869,511	—	972,466	1,260,000	8,841,977	10,101,977	(1,359,690)	1983	30 Years
Deerwood (Corona)	Corona, CA	316	(U	)	4,742,200	20,272,892	—	1,964,944	4,742,200	22,237,836	26,980,036	(6,021,965)	1992	30 Years
Deerwood (FL)	Eustis, FL	50	802,868		114,948	1,012,819	—	179,658	114,948	1,192,477	1,307,425	(278,938)	1982	30 Years
Deerwood (SD)	San Diego, CA	316	—		2,082,095	18,739,815	—	4,711,729	2,082,095	23,451,545	25,533,640	(10,161,685)	1990	30 Years
Defoor Village	Atlanta, GA	156	—		2,966,400	10,570,210	—	1,481,209	2,966,400	12,051,419	15,017,819	(2,630,269)	1997	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Desert Homes	Phoenix, AZ	412	—		1,481,050	13,390,249	—	2,999,004	1,481,050	16,389,253	17,870,303	(5,637,666)	1982	30 Years
Dogwood Glen I	Indianapolis, IN	83	1,702,607		240,855	2,122,193	—	315,647	240,855	2,437,840	2,678,695	(529,046)	1986	30 Years
Dogwood Glen II	Indianapolis, IN	77	1,233,044		202,397	1,783,336	—	236,718	202,397	2,020,054	2,222,451	(444,418)	1987	30 Years
Dover Place I	Eastlake, OH	64	—		244,294	2,152,494	—	280,600	244,294	2,433,094	2,677,388	(515,881)	1982	30 Years
Dover Place II	Eastlake, OH	63	1,513,570		230,895	2,034,242	—	203,705	230,895	2,237,947	2,468,842	(445,730)	1983	30 Years
Dover Place III	Eastlake, OH	30	717,129		119,835	1,055,878	—	69,260	119,835	1,125,138	1,244,973	(217,537)	1983	30 Years
Dover Place IV	Eastlake, OH	72	1,741,599		261,912	2,307,730	—	192,941	261,912	2,500,671	2,762,583	(485,582)	1986	30 Years
Driftwood	Atlantic Beach, FL	63	346,206		126,357	1,113,430	—	292,159	126,357	1,405,590	1,531,947	(332,920)	1985	30 Years
Duraleigh Woods	Raleigh, NC	362	—		1,629,000	19,917,750	—	2,603,288	1,629,000	22,521,038	24,150,038	(5,454,738)	1987	30 Years
Eagle Canyon	Chino Hills, CA	252	—		1,808,900	16,426,168	—	1,185,487	1,808,900	17,611,655	19,420,555	(5,351,042)	1985	30 Years
East Pointe	Charlotte, NC	310	—		1,365,900	12,295,246	—	1,957,169	1,365,900	14,252,415	15,618,315	(6,001,904)	1987	30 Years
Eastbridge	Dallas, TX	169	8,547,271		3,380,000	11,860,382	—	386,610	3,380,000	12,246,992	15,626,992	(1,627,418)	1998	30 Years
Edgewater	Bakersfield, CA	258	11,988,000		580,000	11,119,979	—	1,013,042	580,000	12,133,021	12,713,021	(1,932,602)	1984	30 Years
Edgewood	Woodinville, WA	203	—		1,070,100	9,632,980	—	1,245,739	1,070,100	10,878,719	11,948,819	(4,187,897)	1986	30 Years
Elmtree Park I	Indianapolis, IN	72	1,367,159		157,687	1,389,621	—	266,267	157,687	1,655,888	1,813,575	(397,263)	1986	30 Years
Elmtree Park II	Indianapolis, IN	53	859,729		114,114	1,005,455	—	193,057	114,114	1,198,512	1,312,626	(289,067)	1987	30 Years
Elmwood (GA)	Marietta, GA	48	—		183,756	1,619,095	—	241,915	183,756	1,861,010	2,044,766	(387,936)	1984	30 Years
Elmwood I (FL)	W. Palm Beach, FL	52	316,202		163,389	1,439,632	—	156,874	163,389	1,596,506	1,759,895	(334,863)	1984	30 Years
Elmwood II (FL)	W. Palm Beach, FL	50	1,230,468		179,743	1,582,960	—	133,228	179,743	1,716,188	1,895,932	(356,091)	1984	30 Years
Emerson Place	Boston, MA (G)	462	—		14,855,000	57,566,636	—	11,994,873	14,855,000	69,561,509	84,416,509	(18,275,154)	1962	30 Years
Emerson Place/CRP II	Boston, MA	—	—		—	1,716,729	—	—	—	1,716,729	1,716,729	—	(F)	30 Years
Enclave at Winston Park	Coconut Creek, FL	278	—		5,560,000	19,939,324	—	417,836	5,560,000	20,357,160	25,917,160	(2,169,693)	1995	30 Years
Enclave, The	Tempe, AZ	204	(O	)	1,500,192	19,281,399	—	662,156	1,500,192	19,943,555	21,443,747	(4,967,574)	1994	30 Years
EOP Orange	Orange, CA	—	—		—	275,099	—	—	—	275,099	275,099	—	(F)	30 Years
Esprit Del Sol	Solana Beach, CA	146	—		5,111,200	11,910,438	—	741,504	5,111,200	12,651,942	17,763,142	(3,049,533)	1986	30 Years
Fairfield	Stamford, CT (G)	263	—		6,510,200	39,690,120	—	1,224,464	6,510,200	40,914,584	47,424,784	(9,550,541)	1996	30 Years
Fairland Gardens	Silver Spring, MD	400	—		6,000,000	19,972,183	—	2,159,568	6,000,000	22,131,751	28,131,751	(5,088,578)	1981	30 Years
Farnham Park	Houston, TX	216	—		1,512,600	14,233,760	—	706,986	1,512,600	14,940,746	16,453,346	(3,785,389)	1996	30 Years
Fernbrook Townhomes	Plymouth, MN	72	4,970,424		580,100	6,683,693	—	372,578	580,100	7,056,271	7,636,371	(1,640,103)	1993	30 Years
Fireside Park	Rockville, MD	236	8,095,000		4,248,000	9,977,101	—	1,348,752	4,248,000	11,325,853	15,573,853	(2,652,665)	1961	30 Years
Forest Glen	Pensacola, FL	73	—		161,548	1,423,618	—	274,455	161,548	1,698,074	1,859,622	(411,570)	1986	30 Years
Forest Ridge I & II	Arlington, TX	660	(S	)	2,362,700	21,263,295	—	3,402,487	2,362,700	24,665,782	27,028,482	(8,505,590)	1984/85	30 Years
Forest Village	Macon, GA	83	—		224,022	1,973,876	—	301,419	224,022	2,275,295	2,499,317	(465,343)	1983	30 Years
Forsythia Court (KY)	Louisville, KY	98	1,769,936		279,450	2,462,187	—	364,708	279,450	2,826,895	3,106,345	(611,355)	1985	30 Years
Forsythia Court (MD)	Abingdon, MD	76	1,945,272		251,955	2,220,100	—	393,106	251,955	2,613,206	2,865,161	(577,125)	1986	30 Years
Forsythia Court II (MD)	Abingdon, MD	76	—		239,834	2,113,339	—	279,078	239,834	2,392,417	2,632,250	(522,113)	1987	30 Years
Fountain Place I	Eden Prairie, MN	332	24,653,106		2,405,068	21,694,117	—	1,699,062	2,405,068	23,393,179	25,798,247	(6,168,758)	1989	30 Years
Fountain Place II	Eden Prairie, MN	158	12,600,000		1,231,350	11,095,333	—	689,599	1,231,350	11,784,933	13,016,282	(3,041,287)	1989	30 Years
Fountainhead I	San Antonio, TX	240	(M	)	1,205,816	5,200,241	—	774,764	1,205,816	5,975,004	7,180,820	(3,809,231)	1985/1987	30 Years
Fountainhead II	San Antonio, TX	224	(M	)	1,205,817	4,529,801	—	1,381,419	1,205,817	5,911,220	7,117,037	(3,586,800)	1985/1987	30 Years
Fountainhead III	San Antonio, TX	224	(M	)	1,205,816	4,399,093	—	1,382,063	1,205,816	5,781,155	6,986,971	(3,298,924)	1985/1987	30 Years
Four Lakes	Lisle, IL	168	—		439,605	2,567,975	—	3,898,126	439,605	6,466,101	6,905,706	(4,298,527)	1968/1988	30 Years
Four Lakes 5	Lisle, IL	478	(M	)	600,000	19,186,686	—	2,415,140	600,000	21,601,826	22,201,826	(12,121,234)	1968/1988	30 Years
Four Lakes Athletic Club	Lisle, IL (G)	—	—		50,000	153,489	—	95,111	50,000	248,600	298,600	(30,118)	N/A	30 Years
Four Lakes Condo, LLC Phase V	Lisle, IL	3	—		9,076	46,327	—	30,155	9,076	76,482	85,557	(53,561)	1968/1988	30 Years
Four Lakes Condo, LLC Phase VI	Lisle, IL	64	—		145,787	866,188	—	2,733,361	145,787	3,599,549	3,745,337	(1,424,945)	1970/1988	30 Years
Four Lakes Condo, LLC Phase VII	Lisle, IL	60	—		157,002	924,495	—	1,605,395	157,002	2,529,890	2,686,892	(1,535,188)	1970/1988	30 Years
Four Lakes Leasing Center	Lisle, IL (G)	—	—		50,000	152,815	—	41,649	50,000	194,464	244,464	(56,982)	N/A	30 Years
Four Winds	Fall River, MA	168	(P	)	1,370,843	9,163,804	—	396,532	1,370,843	9,560,337	10,931,179	(1,532,287)	1987	30 Years
Fox Hill Apartments	Enfield, CT	168	(P	)	1,129,018	7,547,256	—	325,187	1,129,018	7,872,443	9,001,461	(1,289,474)	1974	30 Years
Fox Ridge	Englewood, CO	300	20,300,000		2,490,000	17,509,781	—	1,038,933	2,490,000	18,548,715	21,038,715	(2,863,047)	1984	30 Years
Fox Run (WA)	Federal Way, WA	144	—		639,700	5,765,018	—	1,019,284	639,700	6,784,302	7,424,002	(2,743,915)	1988	30 Years
Fox Run II (WA)	Federal Way, WA	18	—		80,000	1,286,139	—	53,086	80,000	1,339,225	1,419,225	(68,614)	1988	30 Years
Foxcroft	Scarborough, ME	104	—		523,400	4,527,409	—	459,910	523,400	4,987,319	5,510,719	(1,373,480)	1977/1979	30 Years
Foxhaven	Canton, OH	107	—		256,821	2,263,172	—	468,520	256,821	2,731,692	2,988,513	(615,192)	1986	30 Years
Foxton (MI)	Monroe, MI	51	—		156,363	1,377,824	—	227,956	156,363	1,605,780	1,762,142	(329,340)	1983	30 Years
Foxton II (OH)	Dayton, OH	80	—		165,806	1,460,832	—	165,610	165,806	1,626,443	1,792,248	(353,852)	1983	30 Years
Gables Grand Plaza	Coral Gables, FL (G)	195	—		—	44,600,668	—	456,040	—	45,056,708	45,056,708	(1,828,219)	1998	30 Years
Garden Court	Detroit, MI	102	1,961,858		351,532	3,096,890	—	249,743	351,532	3,346,633	3,698,165	(670,813)	1988	30 Years
Garden Lake	Riverdale, GA	278	—		1,466,900	13,186,716	—	1,072,858	1,466,900	14,259,574	15,726,474	(3,954,381)	1991	30 Years
Garden Terrace I	Tampa, FL	59	—		93,144	820,699	—	358,439	93,144	1,179,138	1,272,282	(294,510)	1981	30 Years
Garden Terrace II	Tampa, FL	65	—		97,120	855,730	—	351,388	97,120	1,207,118	1,304,238	(296,126)	1982	30 Years
Gatehouse at Pine Lake	Pembroke Pines, FL	296	—		1,896,600	17,070,795	—	1,394,788	1,896,600	18,465,582	20,362,182	(5,626,720)	1990	30 Years
Gatehouse on the Green	Plantation, FL	312	—		2,228,200	20,056,270	—	1,710,816	2,228,200	21,767,086	23,995,286	(6,657,158)	1990	30 Years
Gates at Carlson Center	Minnetonka, MN	435	(N	)	4,355,200	23,802,817	—	5,306,365	4,355,200	29,109,182	33,464,382	(7,368,735)	1989	30 Years
Gates of Redmond	Redmond, WA	180	—		2,306,100	12,064,015	—	957,415	2,306,100	13,021,430	15,327,530	(3,557,459)	1979	30 Years
Gateway at Malden Center	Malden, MA (G)	203	—		9,209,780	25,722,666	—	650,065	9,209,780	26,372,731	35,582,511	(1,825,363)	1988	30 Years
Gatewood	Pleasanton, CA	200	—		6,796,511	20,249,392	—	759,788	6,796,511	21,009,179	27,805,690	(1,240,343)	1985	30 Years
Geary Court Yard	San Francisco, CA	164	17,693,865		1,722,400	15,471,429	—	806,073	1,722,400	16,277,502	17,999,902	(4,216,747)	1990	30 Years
Georgian Woods Combined (REIT)	Wheaton, MD	570	17,470,313		5,038,400	28,837,369	—	5,326,738	5,038,400	34,164,107	39,202,507	(11,659,269)	1967	30 Years
Glastonbury Center	Glastonbury, CT	105	—		852,606	5,699,497	—	449,953	852,606	6,149,451	7,002,057	(1,003,526)	1962	30 Years
Glen Arm Manor	Albany, GA	70	1,060,185		166,498	1,466,883	—	274,374	166,498	1,741,257	1,907,756	(378,507)	1986	30 Years
Glen Grove	Wellesley, MA	125	3,795,038		1,344,601	8,988,383	—	513,431	1,344,601	9,501,814	10,846,415	(1,435,190)	1979	30 Years
Glen Meadow	Franklin, MA	288	1,939,125		2,339,330	15,796,431	—	1,381,905	2,339,330	17,178,337	19,517,667	(2,901,375)	1971	30 Years
GlenGarry Club	Bloomingdale, IL	250	(N	)	3,129,700	15,807,889	—	1,815,423	3,129,700	17,623,311	20,753,011	(4,657,682)	1989	30 Years
Glenlake	Glendale Heights. IL	336	14,845,000		5,041,700	16,671,970	—	4,137,392	5,041,700	20,809,362	25,851,062	(5,898,252)	1988	30 Years
Glenwood Village	Macon, GA	80	1,007,502		167,779	1,478,614	—	229,809	167,779	1,708,423	1,876,202	(381,714)	1986	30 Years
Gore Meadows	Watertown, MA	—	—		—	163,697	—	—	—	163,697	163,697	—	(F)	30 Years
Gosnold Grove	East Falmouth, MA	33	595,899		124,296	830,891	—	105,169	124,296	936,060	1,060,355	(182,029)	1978	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Gramercy Park	Houston, TX	384	—		3,957,000	22,075,243	—	1,272,760	3,957,000	23,348,002	27,305,002	(2,672,377)	1998	30 Years
Granada Highlands	Malden, MA (G)	919	—		28,210,000	99,944,576	—	7,634,865	28,210,000	107,579,441	135,789,441	(20,617,153)	1972	30 Years
Grand Marquis Condominium, LLC	Plantation, FL	198	—		917,800	9,140,076	—	1,371,969	917,800	10,512,046	11,429,846	(4,110,023)	1987	30 Years
Grand Oasis Condominium, LLC	Coral Springs, FL	89	—		358,896	3,588,802	—	969,136	358,896	4,557,938	4,916,834	(1,522,680)	1987	30 Years
Grand Reserve	Woodbury, MN	394	—		4,728,000	49,541,642	—	4,318,206	4,728,000	53,859,848	58,587,848	(7,364,568)	2000	30 Years
Grandeville at River Place	Oviedo, FL	280	—		6,000,000	23,110,997	—	92,980	6,000,000	23,203,977	29,203,977	(1,013,863)	2002	30 Years
Greenbriar Glen	Atlanta, GA	74	1,391,109		227,701	2,006,246	—	305,529	227,701	2,311,775	2,539,477	(445,174)	1988	30 Years
Greenfield Village	Rocky Hill, CT	151	—		911,534	6,093,418	—	171,645	911,534	6,265,064	7,176,598	(1,012,392)	1965	30 Years
Greengate (FL)	W. Palm Beach, FL	120	—		2,500,000	1,615,859	—	299,694	2,500,000	1,915,553	4,415,553	(391,409)	1987	30 Years
Greenglen (Day)	Dayton, OH	76	—		204,289	1,800,172	—	298,289	204,289	2,098,461	2,302,750	(459,706)	1983	30 Years
Greenglen II (Tol)	Toledo, OH	58	—		162,264	1,429,719	—	202,224	162,264	1,631,943	1,794,207	(332,135)	1982	30 Years
Greenhaven	Union City, CA	250	10,975,000		7,507,000	15,210,399	—	1,391,472	7,507,000	16,601,871	24,108,871	(4,034,011)	1983	30 Years
Greenhouse - Frey Road	Kennesaw, GA	489	(M	)	2,467,200	22,187,443	—	3,009,883	2,467,200	25,197,326	27,664,526	(9,938,727)	1985	30 Years
Greenhouse - Holcomb Bridge	Alpharetta, GA	437	(M	)	2,143,300	19,291,427	—	3,021,223	2,143,300	22,312,650	24,455,950	(8,897,741)	1985	30 Years
Greenhouse - Roswell	Roswell, GA	236	(M	)	1,220,000	10,974,727	—	1,894,090	1,220,000	12,868,818	14,088,818	(5,214,467)	1985	30 Years
Greentree 1	Glen Burnie, MD	350	11,000,000		3,912,968	11,784,021	—	2,097,434	3,912,968	13,881,455	17,794,423	(3,376,484)	1973	30 Years
Greentree 2	Glen Burnie, MD	239	—		2,700,000	8,246,737	—	990,411	2,700,000	9,237,148	11,937,148	(2,133,855)	1973	30 Years
Greentree 3	Glen Burnie, MD	207	—		2,380,443	7,270,294	—	789,707	2,380,443	8,060,001	10,440,444	(1,872,059)	1973	30 Years
Greentree I (GA) (REIT)	Thomasville, GA	43	629,393		84,750	762,659	—	178,917	84,750	941,577	1,026,327	(148,053)	1983	30 Years
Greentree II (GA) (REIT)	Thomasville, GA	32	473,348		81,000	729,283	—	111,455	81,000	840,738	921,738	(131,091)	1984	30 Years
Greenwood Villas	Lake Mary, FL	56	—		450,000	2,465,447	—	1,448	450,000	2,466,894	2,916,894	(47,049)	1984	30 Years
Hall Place	Quincy, MA	90	—		3,150,800	5,121,950	—	511,811	3,150,800	5,633,760	8,784,560	(1,327,211)	1998	30 Years
Hammocks Place	Miami, FL	296	(L	)	319,180	12,513,467	—	1,592,031	319,180	14,105,497	14,424,677	(5,886,184)	1986	30 Years
Hampshire II	Elyria, OH	56	797,823		126,231	1,112,036	—	184,881	126,231	1,296,917	1,423,148	(267,287)	1981	30 Years
Hampshire Place	Los Angeles, CA	259	19,958,653		10,806,000	30,331,904	—	4,735	10,806,000	30,336,638	41,142,638	(95,031)	1989	30 Years
Hamptons	Puyallup, WA	230	—		1,119,200	10,075,844	—	976,491	1,119,200	11,052,335	12,171,535	(3,208,047)	1991	30 Years
Harbinwood	Norcross, GA	72	—		236,761	2,086,122	—	274,307	236,761	2,360,429	2,597,190	(511,234)	1985	30 Years
Harborview	San Pedro, CA	160	—		6,402,500	12,627,347	—	1,181,453	6,402,500	13,808,800	20,211,300	(3,970,184)	1985	30 Years
Harbour Town	Boca Raton, FL	392	—		11,760,000	20,190,252	—	3,359,619	11,760,000	23,549,871	35,309,871	(4,567,867)	1985	30 Years
Hartwick	Tipton, IN	44	—		123,791	1,090,729	—	171,410	123,791	1,262,140	1,385,930	(282,053)	1982	30 Years
Harvest Grove I	Gahanna, OH	73	1,504,592		170,334	1,500,232	—	307,743	170,334	1,807,974	1,978,309	(401,278)	1986	30 Years
Harvest Grove II	Gahanna, OH	57	—		148,792	1,310,818	—	190,011	148,792	1,500,829	1,649,620	(301,890)	1987	30 Years
Hatcherway	Waycross, GA	64	684,375		96,885	853,716	—	239,832	96,885	1,093,549	1,190,434	(275,038)	1986	30 Years
Hathaway	Long Beach, CA	385	—		2,512,500	22,611,912	—	3,076,704	2,512,500	25,688,615	28,201,115	(8,610,848)	1987	30 Years
Hayfield Park	Burlington, KY	86	1,534,250		261,457	2,303,394	—	227,323	261,457	2,530,718	2,792,174	(528,945)	1986	30 Years
Heathmoore (Eva)	Evansville, IN	73	1,039,481		162,375	1,430,747	—	265,042	162,375	1,695,788	1,858,163	(377,669)	1984	30 Years
Heathmoore (KY)	Louisville, KY	62	—		156,840	1,381,730	—	246,181	156,840	1,627,910	1,784,750	(352,193)	1983	30 Years
Heathmoore (MI)	Clinton Twp., MI	72	1,584,774		227,105	2,001,243	—	320,616	227,105	2,321,859	2,548,964	(487,239)	1983	30 Years
Heathmoore I (IN)	Indianapolis, IN	55	1,145,909		144,557	1,273,702	—	231,132	144,557	1,504,834	1,649,391	(354,737)	1983	30 Years
Heathmoore I (MI)	Canton, MI	60	1,521,755		232,064	2,044,227	—	265,673	232,064	2,309,900	2,541,963	(486,486)	1986	30 Years
Heathmoore II (MI)	Canton, MI	51	—		170,433	1,501,697	—	168,207	170,433	1,669,903	1,840,336	(343,539)	1986	30 Years
Heritage Green	Sturbridge, MA	130	2,703,422		835,313	5,583,898	—	531,188	835,313	6,115,086	6,950,399	(973,901)	1974	30 Years
Heritage, The	Phoenix, AZ	204	—		1,211,205	13,136,903	—	667,629	1,211,205	13,804,533	15,015,738	(3,532,830)	1995	30 Years
Heron Pointe	Boynton Beach, FL	192	—		1,546,700	7,774,676	—	956,899	1,546,700	8,731,575	10,278,275	(2,744,634)	1989	30 Years
Heron Pointe (Atl)	Atlantic Beach, FL	99	1,566,550		214,332	1,888,814	—	378,016	214,332	2,266,830	2,481,162	(534,992)	1986	30 Years
Heronwood (REIT)	Ft. Myers, FL	59	1,157,161		146,100	1,315,211	—	238,372	146,100	1,553,583	1,699,683	(229,006)	1982	30 Years
Hickory Mill	Hilliard, OH	60	—		161,714	1,424,682	—	347,037	161,714	1,771,719	1,933,433	(388,013)	1980	30 Years
Hickory Place	Gainesville, FL	70	1,246,264		192,453	1,695,454	—	292,252	192,453	1,987,706	2,180,160	(455,358)	1983	30 Years
Hidden Acres	Sarasota, FL	94	1,601,965		253,139	2,230,579	—	355,532	253,139	2,586,110	2,839,249	(553,524)	1987	30 Years
Hidden Lake	Sacramento, CA	272	15,165,000		1,715,000	12,263,475	—	1,029,490	1,715,000	13,292,965	15,007,965	(2,043,036)	1985	30 Years
Hidden Lakes	Haltom City, TX	312	—		1,872,000	20,242,109	—	953,464	1,872,000	21,195,573	23,067,573	(4,880,561)	1996	30 Years
Hidden Oaks	Cary, NC	216	—		1,178,600	10,614,135	—	1,597,072	1,178,600	12,211,208	13,389,808	(3,604,260)	1988	30 Years
Hidden Palms	Tampa, FL	256	—		2,049,600	6,345,885	—	1,628,333	2,049,600	7,974,218	10,023,818	(2,502,051)	1986	30 Years
Hidden Pines	Casselberry, FL	56	19,562		176,308	1,553,565	—	440,840	176,308	1,994,406	2,170,713	(455,713)	1981	30 Years
Hidden Valley Club	Ann Arbor, MI	324	—		915,000	6,667,098	—	3,482,805	915,000	10,149,903	11,064,903	(7,326,836)	1973	30 Years
High Meadow	Ellington, CT	100	4,115,841		583,679	3,901,774	—	217,220	583,679	4,118,994	4,702,673	(670,431)	1975	30 Years
High Points	New Port Richey, FL	95	—		222,308	1,958,772	—	475,690	222,308	2,434,463	2,656,771	(566,044)	1986	30 Years
High River	Tuscaloosa, AL (T)	152	3,569,223		208,108	3,663,221	—	689,898	208,108	4,353,119	4,561,226	(1,028,666)	1978	30 Years
Highland Creste	Kent, WA	198	—		935,200	8,415,391	—	1,038,433	935,200	9,453,825	10,389,025	(2,897,831)	1989	30 Years
Highland Glen	Westwood, MA	180	—		2,229,095	16,828,153	—	365,953	2,229,095	17,194,106	19,423,202	(2,472,591)	1979	30 Years
Highland Glen II	Westwood, MA	—	—		603,508	400,524	—	—	603,508	400,524	1,004,032	—	(F)	30 Years
Highland Point	Aurora, CO	319	(Q	)	1,631,900	14,684,439	—	1,432,664	1,631,900	16,117,102	17,749,002	(4,668,312)	1984	30 Years
Highline Oaks	Denver, CO	220	(M	)	1,057,400	9,340,249	—	1,340,899	1,057,400	10,681,148	11,738,548	(3,316,917)	1986	30 Years
Hillcrest Villas	Crestview, FL	65	912,418		141,603	1,247,677	—	194,103	141,603	1,441,780	1,583,383	(325,706)	1985	30 Years
Hillside Manor	Americus, GA	60	—		102,632	904,111	—	380,601	102,632	1,284,712	1,387,344	(316,348)	1985	30 Years
Holly Ridge	Pembroke Park, FL	98	—		295,596	2,603,985	—	366,302	295,596	2,970,287	3,265,883	(638,237)	1986	30 Years
Holly Sands I	Ft. Walton Bch., FL	72	—		190,942	1,682,524	—	303,321	190,942	1,985,845	2,176,787	(458,903)	1985	30 Years
Holly Sands II	Ft. Walton Bch., FL	52	1,009,375		124,578	1,098,074	—	171,993	124,578	1,270,067	1,394,645	(292,134)	1986	30 Years
Hudson Crossing	New York, NY (G)	259	—		23,420,000	70,069,263	—	2,334	23,420,000	70,071,597	93,491,597	(1,135,506)	2003	30 Years
Hudson Pointe	Jersey City, NJ	182	—		5,148,500	41,596,476	—	96,488	5,148,500	41,692,964	46,841,463	(1,261,380)	2003	30 Years
Hunt Club	Charlotte, NC	300	—		990,000	17,992,887	—	941,935	990,000	18,934,823	19,924,823	(4,396,636)	1990	30 Years
Hunt Club II	Charlotte, NC	—	—		100,000	—	—	—	100,000	—	100,000	—	(F)	30 Years
Hunters Green	Fort Worth, TX	248	—		524,300	3,653,481	—	1,335,663	524,300	4,989,143	5,513,443	(2,362,518)	1981	30 Years
Hunters Ridge	St. Louis, MO	198	10,680,000		994,500	8,913,997	—	1,488,157	994,500	10,402,154	11,396,654	(3,196,673)	1986-1987	30 Years
Huntington Park	Everett, WA	381	—		1,597,500	14,367,864	—	1,590,150	1,597,500	15,958,014	17,555,514	(6,503,313)	1991	30 Years
Independence Village	Reynoldsburg, OH	124	—		226,988	2,000,011	—	400,858	226,988	2,400,869	2,627,856	(556,417)	1978	30 Years
Indian Bend	Scottsdale, AZ	276	—		1,075,700	9,675,133	—	1,992,973	1,075,700	11,668,106	12,743,806	(5,069,961)	1973	30 Years
Indian Lake I	Morrow, GA	244	—		839,669	7,398,395	—	627,815	839,669	8,026,210	8,865,879	(1,617,767)	1987	30 Years
Indian Ridge	Waltham, MA	—	9,240,826		5,878,374	19,025,500	—	—	5,878,374	19,025,500	24,903,875	—	(F)	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Indian Ridge I (REIT)	Tallahassee, FL	57	—		135,500	1,218,598	—	209,525	135,500	1,428,123	1,563,623	(228,546)	1981	30 Years
Indian Ridge II (REIT)	Tallahassee, FL	39	—		94,300	849,192	—	97,914	94,300	947,106	1,041,406	(145,511)	1982	30 Years
Indian Tree	Arvada, CO	168	—		881,225	4,552,815	—	1,574,849	881,225	6,127,664	7,008,889	(2,805,735)	1983	30 Years
Indigo Springs	Kent, WA	278	—		1,270,500	11,446,902	—	1,902,334	1,270,500	13,349,236	14,619,736	(4,268,149)	1991	30 Years
Iris Glen	Conyers, GA	79	1,661,685		270,458	2,383,030	—	269,213	270,458	2,652,242	2,922,700	(525,978)	1984	30 Years
Ironwood at the Ranch	Westminster, CO	226	—		1,493,300	13,439,305	—	1,127,418	1,493,300	14,566,722	16,060,022	(4,142,728)	1986	30 Years
Isle at Arrowhead Ranch	Glendale, AZ	256	—		1,650,237	19,593,123	—	689,680	1,650,237	20,282,804	21,933,041	(5,089,909)	1996	30 Years
Isles at Sawgrass	Sunrise, FL	368	—		7,360,000	18,750,693	—	836,610	7,360,000	19,587,303	26,947,303	(2,417,186)	1991-1995	30 Years
Ivory Wood	Bothell, WA	144	—		2,732,800	13,888,282	—	109,805	2,732,800	13,998,087	16,730,887	(397,217)	2000	30 Years
Ivy Place	Atlanta, GA	122	—		802,950	7,228,257	—	1,108,006	802,950	8,336,262	9,139,212	(2,793,461)	1978	30 Years
Jaclen Towers	Beverly, NJ	100	1,846,425		437,072	2,921,735	—	481,757	437,072	3,403,492	3,840,564	(589,283)	1976	30 Years
James Street Crossing	Kent, WA	300	16,379,123		2,081,254	18,748,337	—	1,004,928	2,081,254	19,753,265	21,834,519	(5,271,007)	1989	30 Years
Jefferson Way I	Orange Park, FL	56	1,000,621		147,799	1,302,268	—	320,768	147,799	1,623,036	1,770,835	(352,958)	1987	30 Years
Junipers at Yarmouth	Yarmouth, ME	225	—		1,355,700	7,860,135	—	1,358,073	1,355,700	9,218,208	10,573,908	(2,911,277)	1970	30 Years
Jupiter Cove I	Jupiter, FL	63	1,504,253		233,932	2,060,900	—	411,275	233,932	2,472,174	2,706,107	(562,196)	1987	30 Years
Jupiter Cove II	Jupiter, FL	61	1,485,940		1,220,000	483,833	—	256,117	1,220,000	739,950	1,959,950	(174,000)	1987	30 Years
Jupiter Cove III	Jupiter, FL	63	1,582,555		242,010	2,131,722	—	251,001	242,010	2,382,723	2,624,733	(482,176)	1987	30 Years
Kempton Downs	Gresham, OR	278	—		1,217,349	10,943,372	—	1,935,825	1,217,349	12,879,197	14,096,545	(4,894,670)	1990	30 Years
Ketwood	Kettering, OH	93	—		266,443	2,347,655	—	363,454	266,443	2,711,109	2,977,552	(608,337)	1979	30 Years
Keystone	Austin, TX	166	—		498,500	4,487,295	—	1,305,265	498,500	5,792,560	6,291,060	(2,440,621)	1981	30 Years
Kings Colony	Savannah, GA	89	1,914,070		230,149	2,027,865	—	269,045	230,149	2,296,910	2,527,059	(511,926)	1987	30 Years
Kingsport	Alexandria, VA	415			1,262,250	12,198,024	—	3,249,132	1,262,250	15,447,156	16,709,406	(5,868,986)	1986	30 Years
Kirby Place	Houston, TX	362	—		3,621,600	25,896,774	—	1,279,979	3,621,600	27,176,753	30,798,353	(7,145,671)	1994	30 Years
La Mirage	San Diego, CA	1,070	—		28,895,200	95,567,943	—	5,398,766	28,895,200	100,966,709	129,861,909	(27,009,669)	1988/1992	30 Years
La Mirage IV	San Diego, CA	340	—		6,000,000	47,449,353	—	31,426	6,000,000	47,480,779	53,480,779	(5,207,446)	2001	30 Years
La Tour Fontaine	Houston, TX	162	—		2,916,000	15,917,178	—	892,412	2,916,000	16,809,591	19,725,591	(3,800,140)	1994	30 Years
Ladera	Phoenix, AZ	248	(Q	)	2,978,879	20,640,453	—	676,946	2,978,879	21,317,400	24,296,279	(5,342,405)	1995	30 Years
Laguna Clara	Santa Clara, CA	264	16,980,452		13,642,420	29,707,475	—	139,451	13,642,420	29,846,926	43,489,346	(1,129,028)	1972	30 Years
Lakes at Vinings	Atlanta, GA	464	20,928,154		6,498,000	21,832,252	—	2,133,971	6,498,000	23,966,223	30,464,223	(6,102,433)	1972/1975	30 Years
Lakeshore at Preston	Plano, TX	302	—		3,325,800	15,208,348	—	962,054	3,325,800	16,170,401	19,496,201	(3,938,455)	1992	30 Years
Lakeshore I (GA)	Ft. Oglethorpe, GA	79	1,202,296		169,375	1,492,378	—	349,287	169,375	1,841,665	2,011,040	(453,172	1986	30 Years
Lakeview	Lodi, CA	138	7,286,000		950,000	5,750,629	—	988,476	950,000	6,739,105	7,689,105	(1,030,871)	1983	30 Years
Lakeville Resort	Petaluma, CA	492	—		2,736,500	24,610,651	—	3,030,474	2,736,500	27,641,124	30,377,624	(8,675,873)	1984	30 Years
Lakewood	Tulsa, OK	152	5,600,000		855,000	6,480,729	—	662,558	855,000	7,143,287	7,998,287	(1,180,057)	1985	30 Years
Lakewood Greens	Dallas, TX	252	7,766,087		2,019,600	9,026,907	—	662,722	2,019,600	9,689,628	11,709,228	(2,491,710)	1986	30 Years
Lakewood Oaks	Dallas, TX	352	—		1,631,600	14,686,192	—	2,133,304	1,631,600	16,819,495	18,451,095	(6,532,548)	1987	30 Years
Landera	San Antonio, TX	184	—		766,300	6,896,811	—	1,108,443	766,300	8,005,255	8,771,555	(2,533,836)	1983	30 Years
Landings at Port Imperial	W. New York, NJ	276	—		27,246,045	37,741,050	—	509,265	27,246,045	38,250,315	65,496,360	(5,428,415)	1999	30 Years
Landings of Lake Zurich	Lake Zurich, IL	206	16,800,000		2,250,338	17,668,851	—	279,231	2,250,338	17,948,082	20,198,421	(571,857)	2000	30 Years
Lantern Cove	Foster City, CA	232	36,403,000		6,945,000	21,945,503	—	846,634	6,945,000	22,792,136	29,737,136	(3,026,656)	1985	30 Years
Larkspur I (Hil)	Hilliard, OH	60	—		179,628	1,582,519	—	311,026	179,628	1,893,545	2,073,173	(416,014)	1983	30 Years
Larkspur Shores	Hilliard, OH	342	—		17,107,300	31,399,237	—	3,629,618	17,107,300	35,028,855	52,136,155	(9,052,654)	1983	30 Years
Larkspur Woods	Sacramento, CA	232	—		5,802,900	14,576,106	—	1,207,348	5,802,900	15,783,454	21,586,354	(4,291,619)	1989/1993	30 Years
LaSalle	Beaverton, OR (G)	554	33,793,865		7,202,000	35,877,612	—	956,081	7,202,000	36,833,692	44,035,692	(3,023,189)	1998	30 Years
Laurel Bay	Ypsilanti, MI	68	—		186,004	1,639,366	—	281,881	186,004	1,921,247	2,107,251	(391,457)	1989	30 Years
Laurel Glen	Acworth, GA	81	1,655,375		289,509	2,550,891	—	244,329	289,509	2,795,220	3,084,729	(555,275)	1986	30 Years
Laurel Ridge	Chapel Hill, NC	160	—		160,000	3,206,076	—	3,522,787	160,000	6,728,863	6,888,863	(4,255,349)	1975	30 Years
Laurel Ridge II	Chapel Hill, NC	—	—		22,551	—	—	—	22,551	—	22,551	—	(F)	30 Years
Legacy at Highlands Ranch	Highlands Ranch, CO	422	24,830,208		6,330,000	37,556,449	—	27,300	6,330,000	37,583,749	43,913,749	(337,167)	1999	30 Years
Legacy Park Central	Concord, CA	259	36,210,339		6,469,230	44,565,469	—	14,786	6,469,230	44,580,255	51,049,485	(1,142,450)	2003	30 Years
Legends at Preston	Morrisville, NC	382	(U	)	3,056,000	27,150,721	—	454,700	3,056,000	27,605,420	30,661,420	(4,217,275)	2000	30 Years
Lexford Apartment Homes	Miami, FL	72	1,251,771		191,986	1,691,254	—	249,229	191,986	1,940,482	2,132,468	(379,834)	1987	30 Years
Lexington Farm	Alpharetta, GA	352	—		3,521,900	22,888,305	—	937,216	3,521,900	23,825,522	27,347,422	(5,376,439)	1995	30 Years
Lexington Glen	Atlanta, GA	480	—		5,760,000	40,190,507	—	2,444,677	5,760,000	42,635,184	48,395,184	(9,549,983)	1990	30 Years
Lexington Park	Orlando, FL	252	—		2,016,000	12,346,726	—	1,302,812	2,016,000	13,649,537	15,665,537	(3,353,117)	1988	30 Years
Liberty Park	Brain Tree, MA	202	26,500,000		5,977,504	26,748,835	—	245,445	5,977,504	26,994,280	32,971,784	(1,678,470)	2000	30 Years
Lincoln Heights	Quincy, MA	336	(R	)	5,928,400	33,595,262	—	1,124,674	5,928,400	34,719,936	40,648,336	(8,698,107)	1991	30 Years
Lindendale	Columbus, OH	77	1,246,157		209,159	1,842,816	—	316,167	209,159	2,158,982	2,368,141	(473,320)	1987	30 Years
Link Terrace	Hinesville, GA	54	—		121,839	1,073,581	—	206,261	121,839	1,279,841	1,401,680	(275,218)	1984	30 Years
Little Cottonwoods	Tempe, AZ	379	—		3,050,133	26,991,689	—	1,491,773	3,050,133	28,483,462	31,533,595	(7,464,295)	1984	30 Years
Lodge (OK), The	Tulsa, OK	208	—		313,371	2,750,936	—	2,020,555	313,371	4,771,491	5,084,862	(3,672,328)	1979	30 Years
Lodge (TX), The	San Antonio, TX	384	—		1,363,636	7,464,586	—	3,174,967	1,363,636	10,639,553	12,003,189	(6,053,471)	1989/1990	30 Years
Lofton Place	Tampa, FL	280	—		2,240,000	16,679,214	—	1,479,566	2,240,000	18,158,780	20,398,780	(4,319,588)	1988	30 Years
Longfellow Glen	Sudbury, MA	120	4,215,246		1,094,273	7,314,994	—	1,530,341	1,094,273	8,845,335	9,939,609	(1,361,991)	1984	30 Years
Longfellow Place	Boston, MA (G)	710	—		53,164,160	183,940,619	—	21,372,867	53,164,160	205,313,486	258,477,646	(41,568,834)	1975	30 Years
Longwood	Decatur, GA	268	—		1,454,048	13,087,837	—	1,082,842	1,454,048	14,170,679	15,624,727	(5,533,304)	1992	30 Years
Longwood (KY)	Lexington, KY	60	—		146,309	1,289,042	—	247,496	146,309	1,536,538	1,682,847	(348,197)	1985	30 Years
Loomis Manor	West Hartford, CT	43	(P	)	422,350	2,823,326	—	249,410	422,350	3,072,735	3,495,086	(503,715)	1948	30 Years
Madison at Cedar Springs	Dallas, TX	380	(R	)	2,470,000	33,194,620	—	798,402	2,470,000	33,993,023	36,463,023	(7,487,590)	1995	30 Years
Madison at Chase Oaks	Plano, TX	470	(R	)	3,055,000	28,932,885	—	1,319,755	3,055,000	30,252,640	33,307,640	(6,895,431)	1995	30 Years
Madison at River Sound	Lawrenceville, GA	586	(U	)	3,666,999	47,387,106	—	1,109,283	3,666,999	48,496,389	52,163,388	(10,688,084)	1996	30 Years
Madison at Round Grove	Lewisville, TX	404	(Q	)	2,626,000	25,682,373	—	1,105,771	2,626,000	26,788,144	29,414,144	(6,134,751)	1995	30 Years
Madison at Scofield Farms	Austin, TX	260	12,228,292		2,080,000	14,597,971	—	912,614	2,080,000	15,510,585	17,590,585	(2,659,953)	1996	30 Years
Madison at Stone Creek	Austin, TX	390	—		2,535,000	22,611,700	—	1,076,877	2,535,000	23,688,576	26,223,576	(5,565,233)	1995	30 Years
Madison at the Arboretum	Austin, TX	161	—		1,046,500	9,638,269	—	745,152	1,046,500	10,383,421	11,429,921	(2,512,190)	1995	30 Years
Madison at Walnut Creek	Austin, TX	342	—		2,737,600	14,623,574	—	1,293,096	2,737,600	15,916,669	18,654,269	(4,460,782)	1994	30 Years
Madison at Wells Branch	Austin, TX	300	—		2,377,344	16,370,879	—	1,172,821	2,377,344	17,543,699	19,921,044	(3,059,418)	1995	30 Years
Madison on Melrose	Richardson, TX	200	—		1,300,000	15,096,551	—	465,462	1,300,000	15,562,013	16,862,013	(3,500,152)	1995	30 Years
Madison on the Parkway	Dallas, TX	376	—		2,444,000	22,505,043	—	998,686	2,444,000	23,503,729	25,947,729	(5,438,721)	1995	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Magnolia at Whitlock	Marietta, GA	152	—		132,979	1,526,005	—	3,543,532	132,979	5,069,537	5,202,516	(2,887,149)	1971	30 Years
Manchester (REIT)	Jacksonville, FL	78	1,203,850		184,100	1,657,194	—	270,348	184,100	1,927,541	2,111,641	(304,856)	1985	30 Years
Marabou Mills I	Indianapolis, IN	86	1,277,316		224,178	1,974,952	—	262,450	224,178	2,237,402	2,461,580	(504,740)	1986	30 Years
Marabou Mills II	Indianapolis, IN	63	—		192,186	1,693,220	—	135,414	192,186	1,828,634	2,020,821	(385,310)	1987	30 Years
Marabou Mills III	Indianapolis, IN	59	1,140,520		171,557	1,511,602	—	114,701	171,557	1,626,303	1,797,860	(338,114)	1987	30 Years
Mariner Club (FL)	Pembroke Pines, FL	304	—		1,824,500	20,771,566	—	2,136,280	1,824,500	22,907,846	24,732,346	(5,052,355)	1988	30 Years
Mariners Wharf	Orange Park, FL	272	—		1,861,200	16,744,951	—	1,128,478	1,861,200	17,873,429	19,734,629	(4,770,601)	1989	30 Years
Marks	Englewood, CO (G)	616	19,195,000		4,928,500	44,621,814	—	3,039,690	4,928,500	47,661,503	52,590,003	(13,362,054)	1987	30 Years
Marquessa	Corona Hills, CA	336	—		6,888,500	21,604,584	—	1,750,384	6,888,500	23,354,968	30,243,468	(6,245,286)	1992	30 Years
Marsh Landing I	Brunswick, GA	57	—		133,193	1,173,573	—	329,630	133,193	1,503,203	1,636,396	(353,922)	1984	30 Years
Marshlanding II	Brunswick, GA	48	—		111,187	979,679	—	178,555	111,187	1,158,234	1,269,422	(261,647)	1986	30 Years
Martha Lake	Lynnwood, WA	155	—		821,200	7,405,070	—	1,182,229	821,200	8,587,299	9,408,499	(2,550,229)	1991	30 Years
Martins Landing	Roswell, GA	300	11,840,996		4,802,000	12,899,972	—	1,464,149	4,802,000	14,364,121	19,166,121	(3,762,920)	1972	30 Years
McDowell Place	Naperville, IL	400	(R	)	2,580,400	23,209,629	—	2,444,503	2,580,400	25,654,132	28,234,532	(7,943,825)	1988	30 Years
Meadow Ridge	Norwich, CT	120	4,314,082		747,957	4,999,937	—	171,799	747,957	5,171,737	5,919,693	(844,335)	1987	30 Years
Meadowland	Bogart, GA	60	—		152,395	1,342,663	—	85,687	152,395	1,428,350	1,580,745	(303,395)	1984	30 Years
Meadowood (Cin)	Cincinnati, OH	106	—		330,734	2,913,731	—	472,251	330,734	3,385,982	3,716,717	(717,874)	1985	30 Years
Meadowood (Cuy)	Cuyahoga Falls, OH	59	—		201,407	1,774,784	—	259,350	201,407	2,034,134	2,235,540	(411,178)	1985	30 Years
Meadowood (Fra)	Franklin, IN	51	923,896		129,252	1,138,733	—	206,312	129,252	1,345,045	1,474,297	(316,357)	1983	30 Years
Meadowood (New)	Newburgh, IN	65	901,306		131,546	1,159,064	—	183,765	131,546	1,342,829	1,474,375	(297,143)	1984	30 Years
Meadowood (Nic)	Nicholasville, KY	67	1,306,284		173,223	1,526,283	—	275,486	173,223	1,801,769	1,974,992	(406,242)	1983	30 Years
Meadowood (Tem)	Temperance, MI	57	1,259,217		173,675	1,530,262	—	164,710	173,675	1,694,972	1,868,647	(343,340)	1984	30 Years
Meadowood Apts. (Man)	Mansfield, OH	50	—		118,504	1,044,002	—	170,785	118,504	1,214,787	1,333,291	(272,630)	1983	30 Years
Meadowood I (GA)	Norcross, GA	61	—		205,468	1,810,393	—	270,600	205,468	2,080,993	2,286,460	(443,539)	1982	30 Years
Meadowood I (OH)	Columbus, OH	60	—		146,912	1,294,458	—	365,004	146,912	1,659,462	1,806,374	(397,148)	1984	30 Years
Meadowood II (GA)	Norcross, GA	51	—		176,968	1,559,544	—	161,838	176,968	1,721,383	1,898,351	(366,655)	1984	30 Years
Meadowood II (OH)	Columbus, OH	23	451,232		57,802	509,199	—	131,106	57,802	640,305	698,106	(147,229)	1985	30 Years
Meadows I (OH), The	Columbus, OH	60	—		150,800	1,328,616	—	246,697	150,800	1,575,313	1,726,113	(362,183)	1985	30 Years
Meadows II (OH), The	Columbus, OH	60	1,111,775		186,636	1,644,521	—	226,121	186,636	1,870,642	2,057,278	(411,956)	1987	30 Years
Meldon Place	Toledo, OH	127	2,204,599		288,434	2,541,701	—	592,118	288,434	3,133,819	3,422,253	(817,209)	1978	30 Years
Merrifield	Salisbury, MD	95	1,850,593		268,712	2,367,645	—	322,539	268,712	2,690,183	2,958,895	(555,614)	1988	30 Years
Merrill Creek	Lakewood, WA	149	—		814,200	7,330,606	—	455,885	814,200	7,786,491	8,600,691	(2,205,184)	1994	30 Years
Merritt at Satellite Place	Duluth, GA	424	(S	)	3,400,000	30,115,674	—	640,803	3,400,000	30,756,478	34,156,478	(5,799,699)	1999	30 Years
Mesa Del Oso	Albuquerque, NM	221	10,575,735		4,305,000	12,112,957	—	550,912	4,305,000	12,663,869	16,968,869	(1,941,777)	1983	30 Years
Miguel Place	Port Richey, FL	91	1,403,066		199,349	1,756,482	—	465,526	199,349	2,222,009	2,421,358	(515,996)	1987	30 Years
Mill Creek	Milpitas, CA	516	—		12,858,693	57,168,503	—	944,669	12,858,693	58,113,172	70,971,865	(3,592,125)	1991	30 Years
Mill Pond	Millersville, MD	240	7,300,000		2,880,000	8,468,462	—	1,225,792	2,880,000	9,694,254	12,574,254	(2,423,456)	1984	30 Years
Millburn	Stow, OH	52	—		192,062	1,692,276	—	243,634	192,062	1,935,910	2,127,972	(377,177)	1984	30 Years
Millburn Court I	Centerville, OH	65	—		260,000	1,246,757	—	128,394	260,000	1,375,150	1,635,150	(235,950)	1979	30 Years
Millburn Court II	Centerville, OH	51	847,143		122,870	1,082,698	—	306,157	122,870	1,388,854	1,511,725	(349,669)	1981	30 Years
Mira Flores	Palm Beach Gardens, FL	352	—		7,040,000	22,515,299	—	550,895	7,040,000	23,066,194	30,106,194	(2,592,195)	1996	30 Years
Mission Bay	Orlando, FL	304	—		2,432,000	21,623,560	—	1,175,146	2,432,000	22,798,706	25,230,706	(5,243,256)	1991	30 Years
Mission Hills	Oceanside, CA	282	9,978,164		5,640,000	21,130,732	—	724,441	5,640,000	21,855,173	27,495,173	(3,431,159)	1984	30 Years
Misty Woods	Cary, NC	360	—		720,790	18,063,934	—	2,276,854	720,790	20,340,788	21,061,578	(5,440,061)	1984	30 Years
Montecito	Valencia, CA	210	—		8,400,000	24,709,146	—	511,649	8,400,000	25,220,795	33,620,795	(3,587,840)	1999	30 Years
Montevista	Dallas, TX	350	—		3,931,550	19,788,568	—	680,654	3,931,550	20,469,223	24,400,773	(2,179,403)	2000	30 Years
Montgomery Court I (MI)	Haslett, MI	59	1,115,312		156,298	1,377,153	—	356,839	156,298	1,733,992	1,890,290	(383,878)	1984	30 Years
Montgomery Court I (OH)	Dublin, OH	60	1,193,960		163,755	1,442,643	—	386,489	163,755	1,829,132	1,992,887	(426,340)	1985	30 Years
Montgomery Court II (OH)	Dublin, OH	57	—		149,734	1,319,417	—	213,328	149,734	1,532,746	1,682,479	(337,008)	1986	30 Years
Montierra	Scottsdale, AZ	249	(Q	)	3,455,000	17,266,787	—	429,480	3,455,000	17,696,266	21,151,266	(3,670,042)	1999	30 Years
Montierra (CA)	San Diego, CA	272	17,613,777		8,160,000	29,360,938	—	1,282,390	8,160,000	30,643,328	38,803,328	(4,791,765)	1990	30 Years
Montrose Square	Columbus, OH	129	—		193,266	1,703,260	—	512,715	193,266	2,215,975	2,409,241	(564,131)	1987	30 Years
Morgan Trace	Union City, GA	80	—		239,102	2,105,728	—	336,135	239,102	2,441,863	2,680,965	(507,307)	1986	30 Years
Morningside	Scottsdale, AZ	160	—		670,470	12,607,976	—	771,645	670,470	13,379,621	14,050,091	(3,463,821)	1989	30 Years
Mosswood I	Winter Springs, FL	58	—		163,294	1,438,796	—	393,746	163,294	1,832,541	1,995,835	(392,232)	1981	30 Years
Mosswood II	Winter Springs, FL	89	1,433,020		275,330	2,426,158	—	501,847	275,330	2,928,005	3,203,335	(609,524)	1982	30 Years
Mountain Park Ranch	Phoenix, AZ	240	(O	)	1,662,332	18,260,276	—	947,522	1,662,332	19,207,798	20,870,130	(5,016,400)	1994	30 Years
Mountain Terrace	Stevenson Ranch, CA	510	—		3,966,500	35,814,995	—	1,861,843	3,966,500	37,676,838	41,643,338	(10,841,998)	1992	30 Years
Nehoiden Glen	Needham, MA	61	1,579,980		634,538	4,241,755	—	269,303	634,538	4,511,057	5,145,595	(696,968)	1978	30 Years
Newberry I	Lansing, MI	62	—		183,509	1,616,913	—	294,682	183,509	1,911,596	2,095,105	(429,211)	1985	30 Years
Newberry II	Lansing, MI	48	—		142,292	1,253,951	—	150,661	142,292	1,404,612	1,546,905	(313,508)	1986	30 Years
Newport Heights	Tukwila, WA	80	—		391,200	3,522,780	—	668,608	391,200	4,191,388	4,582,588	(1,687,193)	1985	30 Years
Noonan Glen	Winchester, MA	18	463,505		151,344	1,011,700	—	140,922	151,344	1,152,623	1,303,966	(188,712)	1983	30 Years
North Hill	Atlanta, GA	420	15,005,000		2,525,300	18,550,989	—	5,196,592	2,525,300	23,747,581	26,272,881	(8,335,012)	1984	30 Years
Northampton 1	Largo, MD	344	19,151,947		1,843,200	17,528,381	—	3,533,447	1,843,200	21,061,828	22,905,028	(8,657,186)	1977	30 Years
Northampton 2	Largo, MD	276	—		1,513,500	14,246,990	—	1,839,013	1,513,500	16,086,003	17,599,503	(6,068,531)	1988	30 Years
Northglen	Valencia, CA	234	14,526,153		9,360,000	20,778,553	—	615,241	9,360,000	21,393,794	30,753,794	(3,155,237)	1988	30 Years
Northridge	Pleasant Hill, CA	221	—		5,527,800	14,691,705	—	1,937,959	5,527,800	16,629,664	22,157,464	(4,306,125)	1974	30 Years
Northridge (GA)	Carrolton, GA	77	—		238,811	2,104,181	—	193,708	238,811	2,297,889	2,536,699	(480,896)	1985	30 Years
Northrup Court I	Coraopolis, PA	60	1,280,579		189,246	1,667,463	—	205,942	189,246	1,873,405	2,062,651	(397,996)	1985	30 Years
Northrup Court II	Coraopolis, PA	49	—		157,190	1,385,018	—	124,810	157,190	1,509,828	1,667,018	(322,481)	1985	30 Years
Northwoods Village	Cary, NC	228	—		1,369,700	11,460,337	—	1,682,449	1,369,700	13,142,786	14,512,486	(3,858,921)	1986	30 Years
Norton Glen	Norton, MA	150	4,090,315		1,012,556	6,768,727	—	1,544,561	1,012,556	8,313,288	9,325,843	(1,417,387)	1983	30 Years
Nova Glen I	Daytona Beach, FL	62	—		142,086	1,251,930	—	476,522	142,086	1,728,452	1,870,538	(431,168)	1984	30 Years
Nova Glen II	Daytona Beach, FL	81	—		175,168	1,543,420	—	421,224	175,168	1,964,644	2,139,811	(443,569)	1986	30 Years
Novawood I	Daytona Beach, FL	58	149,213		122,311	1,077,897	—	392,066	122,311	1,469,963	1,592,275	(319,923)	1980	30 Years
Novawood II	Daytona Beach, FL	61	—		144,401	1,272,484	—	257,493	144,401	1,529,977	1,674,379	(316,622)	1980	30 Years
Oak Gardens	Hollywood, FL	105	—		329,968	2,907,288	—	325,962	329,968	3,233,249	3,563,217	(667,609)	1988	30 Years
Oak Mill 2	Germantown, MD	192	9,600,000		854,133	10,233,783	—	1,343,262	854,133	11,577,045	12,431,178	(3,534,283)	1985	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Oak Park North	Agoura Hills, CA	220	(I	)	1,706,900	15,362,666	—	849,534	1,706,900	16,212,200	17,919,100	(5,308,426)	1990	30 Years
Oak Park South	Agoura Hills, CA	224	(I	)	1,683,800	15,154,608	—	934,602	1,683,800	16,089,210	17,773,010	(5,318,141)	1989	30 Years
Oak Ridge	Clermont, FL	63	1,133,804		173,617	1,529,936	—	337,313	173,617	1,867,250	2,040,866	(448,021)	1985	30 Years
Oak Shade	Orange City, FL	82	—		229,403	2,021,290	—	379,036	229,403	2,400,326	2,629,729	(490,223)	1985	30 Years
Oakland Hills	Margate, FL	189	—		3,040,000	4,930,604	—	623,229	3,040,000	5,553,832	8,593,832	(1,029,500)	1987	30 Years
Oakley Woods	Union City, GA	60	1,039,270		165,449	1,457,485	—	333,530	165,449	1,791,015	1,956,464	(416,167)	1984	30 Years
Oaks	Santa Clarita, CA	520	45,346,636		23,400,000	61,020,438	—	592,808	23,400,000	61,613,246	85,013,246	(3,397,866)	2000	30 Years
Oaks (NC)	Charlotte, NC	318	—		2,196,744	23,601,540	—	592,535	2,196,744	24,194,075	26,390,819	(5,411,979)	1996	30 Years
Oakwood Manor	Hollywood, FL	63	—		173,247	1,525,973	—	107,001	173,247	1,632,974	1,806,221	(341,687)	1986	30 Years
Oakwood Village (FL)	Hudson, FL	75	—		145,547	1,282,427	—	461,832	145,547	1,744,259	1,889,806	(440,445)	1986	30 Years
Oakwood Village (FL) II	Hudson, FL	—	—		31,734	—	—	—	31,734	—	31,734	—	(F)	30 Years
Oakwood Village (GA)	Augusta, GA	70	—		161,174	1,420,119	—	200,283	161,174	1,620,402	1,781,576	(349,989)	1985	30 Years
Ocean Walk	Key West, FL	297	21,079,921		2,838,749	25,545,009	—	1,225,250	2,838,749	26,770,259	29,609,007	(6,908,706)	1990	30 Years
Old Archer Court	Gainesville, FL	72	901,193		170,323	1,500,735	—	385,311	170,323	1,886,046	2,056,370	(460,544)	1977	30 Years
Old Mill Glen	Maynard, MA	50	1,724,089		396,756	2,652,233	—	245,151	396,756	2,897,383	3,294,139	(461,710)	1983	30 Years
Olde Redmond Place	Redmond, WA	192	(R	)	4,807,100	14,126,038	—	1,997,525	4,807,100	16,123,563	20,930,663	(3,665,972)	1986	30 Years
Olivewood (MI)	Sterling Hts., MI	150	—		519,167	4,574,905	—	664,845	519,167	5,239,750	5,758,917	(1,109,021)	1986	30 Years
Olivewood I	Indianapolis, IN	62	—		184,701	1,627,420	—	432,521	184,701	2,059,941	2,244,643	(479,917)	1985	30 Years
Olivewood II	Indianapolis, IN	67	1,202,744		186,235	1,640,571	—	274,675	186,235	1,915,245	2,101,480	(426,409)	1986	30 Years
Olympus Towers	Seattle, WA (G)	328	—		14,752,034	73,376,841	—	167,959	14,752,034	73,544,800	88,296,834	(2,735,326)	2000	30 Years
One Eton Square	Tulsa, OK	448	—		1,570,100	14,130,937	—	2,845,077	1,570,100	16,976,014	18,546,114	(5,276,884)	1985	30 Years
Orchard Ridge	Lynnwood, WA	104	—		480,600	4,372,033	—	670,847	480,600	5,042,880	5,523,480	(1,990,358)	1988	30 Years
Overlook Manor	Frederick, MD	108	—		1,299,100	3,930,931	—	1,116,086	1,299,100	5,047,017	6,346,117	(1,307,187)	1980/1985	30 Years
Overlook Manor II	Frederick, MD	182	5,235,000		2,186,300	6,262,597	—	313,889	2,186,300	6,576,486	8,762,786	(1,645,955)	1980/1985	30 Years
Overlook Manor III	Frederick, MD	64	—		1,026,300	3,027,390	—	157,356	1,026,300	3,184,746	4,211,046	(778,826)	1980/1985	30 Years
Paces Station	Atlanta, GA	610	—		4,801,500	32,548,053	—	4,487,857	4,801,500	37,035,909	41,837,409	(11,074,115)	1984-1988/1989	30 Years
Palladia	Hillsboro, OR	497	—		6,461,000	44,888,156	—	338,685	6,461,000	45,226,841	51,687,841	(5,760,211)	2000	30 Years
Palm Place	Sarasota. FL	80	—		248,315	2,188,339	—	467,814	248,315	2,656,153	2,904,468	(616,666)	1984	30 Years
Palm Side (REIT)	Palm Bay, FL	87	1,054,701		116,334	1,047,004	—	55,317	116,334	1,102,321	1,218,655	(64,988)	1986	30 Years
Panther Ridge	Federal Way, WA	260	—		1,055,800	9,506,117	—	1,109,293	1,055,800	10,615,410	11,671,210	(3,330,910)	1980	30 Years
Paradise Pointe	Dania, FL	320	—		1,913,414	17,417,956	—	3,422,034	1,913,414	20,839,990	22,753,404	(7,724,137)	1987-90	30 Years
Parc Royale	Houston, TX	171	—		2,223,000	11,936,833	—	1,381,767	2,223,000	13,318,599	15,541,599	(3,048,204)	1994	30 Years
Park Meadow	Gilbert, AZ	224	—		835,217	15,120,769	—	1,046,479	835,217	16,167,248	17,002,465	(4,211,667)	1986	30 Years
Park Place (MN)	Plymouth, MN	250	—		1,219,900	10,964,119	—	1,618,488	1,219,900	12,582,607	13,802,507	(4,113,558)	1986	30 Years
Park Place (TX)	Houston, TX	229	—		1,603,000	12,054,926	—	704,991	1,603,000	12,759,917	14,362,917	(3,263,810)	1996	30 Years
Park Place II	Plymouth, MN	250	—		1,216,100	10,951,698	—	1,427,768	1,216,100	12,379,465	13,595,565	(3,938,123)	1986	30 Years
Park Place West (CT)	West Hartford, CT	63	—		466,243	3,116,742	—	166,607	466,243	3,283,350	3,749,593	(538,740)	1961	30 Years
Park West (CA)	Los Angeles, CA	444	—		3,033,500	27,302,383	—	2,843,743	3,033,500	30,146,126	33,179,626	(10,352,251)	1987/90	30 Years
Park West (TX)	Austin, TX	196	—		648,705	4,738,542	—	1,283,557	648,705	6,022,099	6,670,804	(2,641,943)	1985	30 Years
Parkfield	Denver, CO	476	—		8,330,000	28,667,618	—	468,924	8,330,000	29,136,542	37,466,542	(4,316,037)	2000	30 Years
Parkside	Union City, CA	208	—		6,246,700	11,827,453	—	2,673,000	6,246,700	14,500,453	20,747,153	(3,910,813)	1979	30 Years
Parkview Terrace	Redlands, CA	558	—		4,969,200	35,653,777	—	3,230,594	4,969,200	38,884,371	43,853,571	(9,727,223)	1986	30 Years
Parkville (Col)	Columbus, OH	100	1,672,484		150,433	1,325,756	—	390,618	150,433	1,716,374	1,866,807	(458,705)	1978	30 Years
Parkville (IN)	Gas City, IN	49	694,894		103,434	911,494	—	178,785	103,434	1,090,279	1,193,713	(264,564)	1982	30 Years
Parkville (Par)	Englewood, OH	48	—		127,863	1,126,638	—	169,572	127,863	1,296,209	1,424,072	(281,425)	1982	30 Years
Parkway North (REIT)	Ft. Meyers, FL	56	1,051,070		145,350	1,308,115	—	280,069	145,350	1,588,184	1,733,534	(253,581)	1984	30 Years
Parkwood (CT)	East Haven, CT	102	—		531,365	3,552,064	—	219,030	531,365	3,771,094	4,302,459	(618,483)	1975	30 Years
Parkwood Village I (REIT)	Douglasville, GA	69	1,127,305		172,878	1,555,984	—	34,541	172,878	1,590,525	1,763,402	(61,392)	1985	30 Years
Parkwood Village II (REIT)	Douglasville, GA	66	1,256,771		207,576	1,868,265	—	49,192	207,576	1,917,457	2,125,033	(67,336)	1987	30 Years
Phillips Park	Wellesley, MA	49	3,865,979		816,922	5,460,955	—	276,381	816,922	5,737,336	6,554,258	(848,626)	1988	30 Years
Pier, The	Jersey City, NJ	297	—		4,000,159	94,650,860	—	105,867	4,000,159	94,756,727	98,756,886	(2,712,478)	2003	30 Years
Pine Barrens	Jacksonville, FL	104	—		268,303	2,364,041	—	631,257	268,303	2,995,298	3,263,601	(654,746)	1986	30 Years
Pine Harbour	Orlando, FL	366	—		1,664,300	14,970,915	—	2,267,381	1,664,300	17,238,296	18,902,596	(6,957,680)	1991	30 Years
Pine Knoll	Jonesboro, GA	46	1,121,098		138,052	1,216,391	—	173,686	138,052	1,390,077	1,528,129	(290,447)	1985	30 Years
Pine Meadows I (FL)	Ft. Meyers, FL	60	—		152,019	1,339,596	—	434,712	152,019	1,774,309	1,926,328	(458,287)	1985	30 Years
Pine Terrace I	Callaway, FL	148	1,990,498		288,992	2,546,426	—	838,258	288,992	3,384,685	3,673,677	(829,488)	1983	30 Years
Pine Tree Club	Wildwood, MO	150	—		1,125,000	7,017,082	—	809,505	1,125,000	7,826,587	8,951,587	(1,745,720)	1986	30 Years
Pinegrove I (REIT)	Roseville, MI	50	1,048,446		145,660	1,311,019	—	43,992	145,660	1,355,011	1,500,671	(61,727)	1983	30 Years
Pinegrove II (REIT)	Roseville, MI	33	—		99,074	891,743	—	14,584	99,074	906,327	1,005,401	(39,554)	1984	30 Years
Pinellas Pines	Pinellas Park, FL	68	—		174,999	1,541,934	—	271,202	174,999	1,813,136	1,988,135	(399,301)	1983	30 Years
Pines of Cloverlane	Ypsilanti, MI	582	—		1,907,800	16,767,519	—	6,152,504	1,907,800	22,920,024	24,827,824	(9,709,860)	1975-79	30 Years
Plum Tree	Hales Corners, WI	332	(N	)	1,996,700	20,247,195	—	1,187,650	1,996,700	21,434,845	23,431,545	(5,530,474)	1989	30 Years
Plumwood I	Columbus, OH	109	—		289,814	2,553,597	—	430,973	289,814	2,984,571	3,274,385	(660,531)	1978	30 Years
Plumwood II	Columbus, OH	34	—		107,583	947,924	—	117,040	107,583	1,064,964	1,172,547	(217,716)	1983	30 Years
Point (NC)	Charlotte, NC	340	(S	)	1,700,000	25,417,267	—	634,862	1,700,000	26,052,129	27,752,129	(5,809,724)	1996	30 Years
Pointe at South Mountain	Phoenix, AZ	364	—		2,228,800	20,059,311	—	1,548,364	2,228,800	21,607,675	23,836,475	(6,336,652)	1988	30 Years
Polos East	Orlando, FL	308	—		1,386,000	19,058,620	—	1,025,807	1,386,000	20,084,427	21,470,427	(4,669,386)	1991	30 Years
Port Royale	Ft. Lauderdale, FL	252	—		1,754,200	15,789,873	—	2,379,538	1,754,200	18,169,411	19,923,611	(6,674,068)	1988	30 Years
Port Royale II	Ft. Lauderdale, FL	161	—		1,022,200	9,203,166	—	1,502,671	1,022,200	10,705,837	11,728,037	(3,559,887)	1988	30 Years
Port Royale III	Ft. Lauderdale, FL	324	—		7,454,900	14,725,802	—	2,496,741	7,454,900	17,222,543	24,677,443	(4,972,774)	1988	30 Years
Port Royale IV	Ft. Lauderdale, FL	—	—		—	24,645	—	—	—	24,645	24,645	—	(F)	30 Years
Portland Center	Portland, OR (G)	525	—		6,032,900	43,554,399	—	4,807,084	6,032,900	48,361,482	54,394,382	(11,826,982)	1965	30 Years
Portofino	Chino Hills, CA	176	—		3,572,400	14,660,994	—	958,006	3,572,400	15,618,999	19,191,399	(3,942,024)	1989	30 Years
Portofino (Val)	Valencia, CA	216	14,127,942		8,640,000	21,487,126	—	509,337	8,640,000	21,996,463	30,636,463	(3,194,003)	1989	30 Years
Portside Towers	Jersey City, NJ (G)	527	53,654,654		22,455,700	96,842,913	—	4,579,315	22,455,700	101,422,228	123,877,928	(23,158,728)	1992/1997	30 Years
Prairie Creek I	Richardson, TX	464	(Q	)	4,067,292	38,986,022	—	1,065,640	4,067,292	40,051,662	44,118,954	(8,305,833)	1998/99	30 Years
Preakness	Antioch, TN	260	—		1,561,900	7,668,521	—	1,878,288	1,561,900	9,546,808	11,108,708	(3,074,683)	1986	30 Years
Preserve at Deer Creek	Deerfield Beach, FL	540	—		13,500,000	60,011,208	—	214,932	13,500,000	60,226,140	73,726,140	(2,388,140)	1997	30 Years
Preston at Willowbend	Plano, TX	229	—		872,500	7,878,915	—	3,842,155	872,500	11,721,070	12,593,570	(4,761,628)	1985	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Preston Bend	Dallas, TX	255	(M	)	1,085,200	9,532,056	—	890,964	1,085,200	10,423,020	11,508,220	(3,168,810)	1986	30 Years
Princeton Court	Evansville, IN	62	832,324		116,696	1,028,219	—	259,207	116,696	1,287,426	1,404,122	(302,131)	1985	30 Years
Promenade (FL)	St. Petersburg, FL	334	—		2,124,193	25,804,037	—	2,598,382	2,124,193	28,402,419	30,526,612	(6,374,139)	1994	30 Years
Promenade at Aventura	Aventura, FL	296	—		13,320,000	30,353,748	—	759,120	13,320,000	31,112,868	44,432,868	(4,416,132)	1995	30 Years
Promenade at Peachtree	Chamblee, GA	406	—		10,150,000	31,219,739	—	118,870	10,150,000	31,338,610	41,488,610	(735,368)	2001	30 Years
Promenade at Town Center I	Valencia, CA	294	—		14,700,000	35,390,279	—	305,092	14,700,000	35,695,370	50,395,370	(1,528,228)	2001	30 Years
Promenade at Town Center II	Valencia, CA	270	36,480,700		13,500,000	34,405,636	—	218,260	13,500,000	34,623,896	48,123,896	(1,337,682)	2001	30 Years
Promenade at Wyndham Lakes	Coral Springs, FL	332	—		6,640,000	26,743,760	—	791,411	6,640,000	27,535,171	34,175,171	(4,479,900)	1998	30 Years
Promenade Terrace	Corona, CA	330	13,857,293		2,282,800	20,546,289	—	2,410,823	2,282,800	22,957,113	25,239,913	(6,985,404)	1990	30 Years
Promontory Pointe I & II	Phoenix, AZ	424	—		2,355,509	30,421,840	—	1,856,078	2,355,509	32,277,917	34,633,426	(8,396,729)	1984/1996	30 Years
Prospect Towers	Hackensack, NJ	157	—		3,926,600	27,966,416	—	2,394,922	3,926,600	30,361,339	34,287,939	(7,558,563)	1995	30 Years
Prospect Towers II	Hackensack, NJ	203	—		4,500,000	33,104,733	—	325,131	4,500,000	33,429,863	37,929,863	(3,041,709)	2002	30 Years
Providence	Bothell, WA	200	—		3,573,621	19,059,505	—	72,051	3,573,621	19,131,557	22,705,178	(771,677)	2000	30 Years
Providence at Kirby	Houston, TX	263	17,945,369		3,945,000	20,587,782	—	1,271,074	3,945,000	21,858,856	25,803,856	(1,916,148)	1999	30 Years
Quail Call	Albany, GA	55	658,053		104,723	922,728	—	247,805	104,723	1,170,532	1,275,256	(276,965)	1984	30 Years
Ramblewood I (Aug) (REIT)	Augusta, GA	84	1,338,474		172,475	1,552,271	—	47,908	172,475	1,600,179	1,772,654	(25,205)	1985	30 Years
Ramblewood I (Val)	Valdosta, GA	52	—		132,084	1,163,801	—	230,610	132,084	1,394,412	1,526,495	(292,411)	1983	30 Years
Ramblewood II (Aug)	Augusta, GA	102	—		169,269	1,490,783	—	358,423	169,269	1,849,206	2,018,475	(467,880)	1986	30 Years
Ramblewood II (Val)	Valdosta, GA	28	—		61,672	543,399	—	29,870	61,672	573,269	634,941	(126,369)	1983	30 Years
Ranch at Fossil Creek	Haltom City, TX	274	—		1,715,435	16,829,282	—	128,284	1,715,435	16,957,566	18,673,001	(841,197)	2003	30 Years
Ranchside	New Port Richey, FL	76	—		144,692	1,274,898	—	330,093	144,692	1,604,991	1,749,683	(353,128)	1985	30 Years
Ranchstone	Houston, TX	220	(S	)	770,000	15,371,431	—	503,303	770,000	15,874,734	16,644,734	(3,590,712)	1996	30 Years
Ravens Crest	Plainsboro, NJ	704	(R	)	4,670,850	42,080,642	—	4,858,741	4,670,850	46,939,384	51,610,234	(18,200,484)	1984	30 Years
Ravinia	Greenfield, WI	206	(N	)	1,240,100	12,055,713	—	731,216	1,240,100	12,786,929	14,027,029	(3,315,764)	1991	30 Years
Red Deer I	Fairborn, OH	68	—		204,317	1,800,254	—	293,810	204,317	2,094,064	2,298,380	(437,221)	1986	30 Years
Red Deer II	Fairborn, OH	63	—		193,852	1,708,044	—	170,208	193,852	1,878,252	2,072,104	(395,366)	1987	30 Years
Redan Village I	Decatur, GA	78	—		274,294	2,416,963	—	341,091	274,294	2,758,054	3,032,349	(591,108)	1984	30 Years
Redan Village II	Decatur, GA	76	—		240,605	2,119,855	—	145,866	240,605	2,265,721	2,506,327	(462,051)	1986	30 Years
Redlands Lawn and Tennis	Redlands, CA	496	—		4,822,320	26,359,328	—	2,220,115	4,822,320	28,579,443	33,401,763	(7,573,689)	1986	30 Years
Redwood Hollow (REIT)	Smyrna, TN	72	1,187,874		129,586	1,166,522	—	67,696	129,586	1,234,217	1,363,803	(70,637)	1986	30 Years
Regency	Charlotte, NC	178	—		890,000	11,783,920	—	891,737	890,000	12,675,656	13,565,656	(2,951,836)	1986	30 Years
Regency Palms	Huntington Beach, CA	310	—		1,857,400	16,713,254	—	2,710,700	1,857,400	19,423,953	21,281,353	(6,385,834)	1969	30 Years
Remington Place	Phoenix, AZ	412	—		1,492,750	13,377,478	—	2,852,279	1,492,750	16,229,757	17,722,507	(5,679,494)	1983	30 Years
Reserve at Ashley Lake	Boynton Beach, FL	440	24,150,000		3,520,400	23,332,494	—	1,738,849	3,520,400	25,071,342	28,591,742	(6,664,216)	1990	30 Years
Reserve at Clarendon Centre, The	Arlington, VA (G)	252	—		10,500,000	52,957,381	—	198,456	10,500,000	53,155,837	63,655,837	(2,510,300)	2003	30 Years
Reserve at Eisenhower, The	Alexandria, VA	226	—		6,500,000	34,585,060	—	76,969	6,500,000	34,662,028	41,162,028	(2,513,414)	2002	30 Years
Reserve at Fairfax Corners	Fairfax, VA	652	(U	)	15,804,057	63,129,051	—	458,593	15,804,057	63,587,643	79,391,700	(5,344,613)	2001	30 Years
Reserve at Marina Bay I	Quincy, MA	136	—		3,618,844	24,123,769	—	43,756	3,618,844	24,167,525	27,786,369	(758,339)	2002	30 Years
Reserve at Marina Bay II	Quincy, MA	108	—		3,923,754	19,306,394	—	16,928	3,923,754	19,323,322	23,247,076	(569,298)	2003	30 Years
Reserve at Potomac Yard	Alexandria, VA	588	—		11,918,917	69,485,747	—	374,099	11,918,917	69,859,847	81,778,763	(2,228,864)	2002	30 Years
Reserve at Town Center	Loudon, VA	290	26,500,000		3,144,056	27,920,288	—	291,751	3,144,056	28,212,039	31,356,095	(954,272)	20002	30 Years
Reserve at Town Center (WA)	Mill Creek, WA	389	—		10,369,400	41,172,081	—	97,349	10,369,400	41,269,431	51,638,831	(1,033,039)	2001	30 Years
Reserve at Tyson’s Corner	Vienna, VA	—	—		—	513,946	—	—	—	513,946	513,946	—	(F)	30 Years
Reserve Square	Cleveland, OH (G)	748	—		2,618,852	23,582,869	—	16,653,297	2,618,852	40,236,166	42,855,018	(20,110,589)	1973	30 Years
Residences at Little River	Haverhill, MA	174	—		6,905,138	19,177,447	—	57,791	6,905,138	19,235,238	26,140,376	(832,987)	2003	30 Years
Retreat, The	Phoenix, AZ	480	(S	)	3,475,114	27,265,252	—	734,003	3,475,114	27,999,255	31,474,369	(5,655,559)	1999	30 Years
Ribbon Mill	Manchester, CT	104	4,304,635		787,929	5,267,144	—	285,163	787,929	5,552,307	6,340,236	(890,987)	1908	30 Years
Richmond Townhomes	Houston, TX	188	—		940,000	13,906,905	—	647,139	940,000	14,554,044	15,494,044	(3,346,047)	1995	30 Years
Ridgewood (Lou)	Louisville, KY	61	—		163,686	1,442,301	—	162,005	163,686	1,604,306	1,767,992	(326,488)	1984	30 Years
Ridgewood (MI)	Westland, MI	56	1,122,876		176,969	1,559,588	—	295,340	176,969	1,854,928	2,031,897	(405,703)	1983	30 Years
Ridgewood I (Bed)	Bedford, IN	48	792,694		107,120	943,843	—	194,393	107,120	1,138,236	1,245,356	(260,896)	1984	30 Years
Ridgewood I (Elk)	Elkhart, IN	70	—		159,371	1,404,234	—	350,215	159,371	1,754,449	1,913,820	(402,448)	1984	30 Years
Ridgewood I (GA)	Decatur, GA	63	—		230,574	2,031,610	—	370,821	230,574	2,402,430	2,633,004	(491,193)	1984	30 Years
Ridgewood I (Lex)	Lexington, KY	62	—		203,720	1,794,792	—	202,147	203,720	1,996,939	2,200,659	(419,770)	1984	30 Years
Ridgewood I (OH)	Columbus, OH	60	1,135,727		174,066	1,534,135	—	289,937	174,066	1,824,072	1,998,138	(393,255)	1984	30 Years
Ridgewood II (Bed)	Bedford, IN	50	821,030		99,559	877,221	—	130,858	99,559	1,008,079	1,107,637	(225,649)	1986	30 Years
Ridgewood II (Elk)	Elkhart, IN	99	—		215,335	1,897,333	—	345,757	215,335	2,243,090	2,458,425	(532,808)	1986	30 Years
Ridgewood II (GA)	Decatur, GA	52	909,920		164,999	1,453,626	—	205,788	164,999	1,659,415	1,824,414	(329,833)	1986	30 Years
Ridgewood II (OH)	Columbus, OH	58	1,097,870		162,914	1,435,648	—	212,620	162,914	1,648,268	1,811,182	(356,197)	1985	30 Years
Ridgewood Village	San Diego, CA	192	—		5,761,500	14,032,511	—	265,199	5,761,500	14,297,709	20,059,209	(3,544,259)	1997	30 Years
Ridgewood Village II	San Diego, CA	216	—		6,048,000	19,971,537	—	50,210	6,048,000	20,021,747	26,069,747	(2,928,817)	1997	30 Years
Rincon	Houston, TX	288	—		4,401,900	16,734,746	—	1,014,040	4,401,900	17,748,785	22,150,685	(5,025,547)	1996	30 Years
River Glen I	Reynoldsburg, OH	60	—		171,272	1,508,892	—	144,495	171,272	1,653,387	1,824,659	(348,018)	1987	30 Years
River Glen II	Reynoldsburg, OH	53	1,096,621		158,684	1,398,175	—	218,027	158,684	1,616,202	1,774,886	(335,670)	1987	30 Years
River Hill	Grand Prairie, TX	334	—		2,004,000	19,272,944	—	920,781	2,004,000	20,193,725	22,197,725	(4,700,454)	1996	30 Years
River Oaks (CA)	Oceanside, CA	280	10,131,654		5,600,000	20,673,714	—	960,332	5,600,000	21,634,045	27,234,045	(3,457,684)	1984	30 Years
River Park	Fort Worth, TX	280	—		2,245,400	8,811,727	—	2,564,494	2,245,400	11,376,220	13,621,620	(3,251,237)	1984	30 Years
River Pointe at Den Rock Park	Lawrence, MA	174	18,100,000		4,615,702	18,440,147	—	241,056	4,615,702	18,681,203	23,296,905	(1,427,397)	2000	30 Years
River Stone Ranch	Austin, TX	448	—		5,376,000	27,004,185	—	750,087	5,376,000	27,754,272	33,130,272	(1,342,879)	1998	30 Years
Rivers Bend (CT)	Windsor, CT	373	(P	)	3,325,517	22,573,826	—	756,625	3,325,517	23,330,451	26,655,967	(3,624,154)	1973	30 Years
Rivers Edge	Waterbury, CT	156	—		781,900	6,561,167	—	516,929	781,900	7,078,097	7,859,997	(1,766,206)	1974	30 Years
Rivers End I	Jacksonville, FL	66	1,291,998		171,745	1,507,065	—	464,814	171,745	1,971,879	2,143,624	(427,137)	1986	30 Years
Rivers End II	Jacksonville, FL	69	—		190,688	1,680,171	—	380,596	190,688	2,060,767	2,251,455	(441,437)	1986	30 Years
Riverside Park	Tulsa, OK	288	—		1,441,400	12,371,637	—	821,818	1,441,400	13,193,455	14,634,855	(3,607,550)	1994	30 Years
Riverview Condominiums	Norwalk, CT	92	5,957,202		2,300,000	7,406,730	—	1,248,485	2,300,000	8,655,215	10,955,215	(1,563,974)	1991	30 Years
Roanoke	Rochester Hills, MI	88	40,500		369,911	3,259,270	—	326,572	369,911	3,585,842	3,955,753	(714,204)	1985	30 Years
Rock Creek	Carrboro, NC	188	—		895,700	8,062,543	—	1,472,355	895,700	9,534,898	10,430,598	(2,904,686)	1986	30 Years
Rockingham Glen	West Roxbury, MA	143	2,203,001		1,124,217	7,515,160	—	367,160	1,124,217	7,882,320	9,006,537	(1,277,826)	1974	30 Years
Rolling Green (Amherst)	Amherst, MA	204	3,575,203		1,340,702	8,962,317	—	1,958,458	1,340,702	10,920,775	12,261,477	(1,792,577)	1970	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Rolling Green (Milford)	Milford, MA	304	7,144,117		2,012,350	13,452,150	—	1,480,825	2,012,350	14,932,975	16,945,325	(2,647,587)	1970	30 Years
Rosecliff	Quincy, MA	156	—		5,460,000	15,721,570	—	129,854	5,460,000	15,851,424	21,311,424	(3,027,904)	1990	30 Years
Rosecliff II	Quincy, MA	—	—		—	1,379	—	—	—	1,379	1,379	—	(F)	30 Years
Rosewood (KY)	Louisville, KY	77	—		253,453	2,233,196	—	277,373	253,453	2,510,569	2,764,022	(530,876)	1984	30 Years
Rosewood (OH)	Columbus, OH	90	—		212,378	1,871,186	—	422,686	212,378	2,293,872	2,506,250	(502,796)	1985	30 Years
Rosewood Commons I	Indianapolis, IN	96	1,712,753		228,644	2,014,652	—	301,649	228,644	2,316,301	2,544,946	(536,374)	1986	30 Years
Rosewood Commons II	Indianapolis, IN	77	—		220,463	1,942,520	—	246,408	220,463	2,188,928	2,409,391	(485,177)	1987	30 Years
Royal Oak	Eagan, MN	231	13,139,491		1,602,904	14,423,662	—	1,510,056	1,602,904	15,933,718	17,536,621	(4,227,396)	1989	30 Years
Royal Oaks (FL)	Jacksonville, FL	284	—		1,988,000	13,645,117	—	955,505	1,988,000	14,600,623	16,588,623	(3,473,615)	1991	30 Years
Royale	Cranston, RI	76	(P	)	512,785	3,427,866	—	372,436	512,785	3,800,301	4,313,087	(611,412)	1976	30 Years
Sabal Palm at Boot Ranch	Palm Harbor, FL	432	—		3,888,000	28,923,692	—	1,542,166	3,888,000	30,465,858	34,353,858	(6,970,371)	1996	30 Years
Sabal Palm at Carrollwood Place	Tampa, FL	432	—		3,888,000	26,911,542	—	1,004,942	3,888,000	27,916,484	31,804,484	(6,343,494)	1995	30 Years
Sabal Palm at Lake Buena Vista	Orlando, FL	400	21,170,000		2,800,000	23,687,893	—	1,166,490	2,800,000	24,854,383	27,654,383	(5,845,594)	1988	30 Years
Sabal Palm at Metrowest	Orlando, FL	411	—		4,110,000	38,394,865	—	1,726,456	4,110,000	40,121,321	44,231,321	(9,006,054)	1998	30 Years
Sabal Palm at Metrowest II	Orlando, FL	456	—		4,560,000	33,907,283	—	830,402	4,560,000	34,737,685	39,297,685	(7,769,914)	1997	30 Years
Sabal Pointe	Coral Springs, FL	275	—		1,951,600	17,570,508	—	2,148,804	1,951,600	19,719,312	21,670,912	(6,284,413)	1995	30 Years
Saddle Club	Denver, CO	—	—		—	753,755	—	—	—	753,755	753,755	—	(F)	30 Years
Saddle Ridge	Ashburn, VA	216	—		1,364,800	12,283,616	—	1,258,862	1,364,800	13,542,478	14,907,278	(4,513,980)	1989	30 Years
Sailboat Bay	Raleigh, NC	192	—		960,000	8,797,580	—	787,261	960,000	9,584,841	10,544,841	(2,291,347)	1986	30 Years
Sandalwood	Toledo, OH	50	1,027,632		151,926	1,338,636	—	198,882	151,926	1,537,517	1,689,443	(308,075)	1984	30 Years
Sandpiper II	Fort Pierce, FL	66	—		155,496	1,369,987	—	349,606	155,496	1,719,593	1,875,088	(438,958)	1982	30 Years
Sanford Court	Sanford, FL	106	1,617,450		238,814	2,104,212	—	497,180	238,814	2,601,392	2,840,206	(605,767)	1976	30 Years
Savannah at Park Place	Atlanta, GA	416	—		7,696,095	34,474,837	—	317,791	7,696,095	34,792,628	42,488,723	(1,147,300)	2001	30 Years
Savannah Lakes	Boynton Beach, FL	466	—		7,000,000	30,422,607	—	944,529	7,000,000	31,367,135	38,367,135	(3,259,424)	1991	30 Years
Savannah Midtown	Atlanta, GA	322	—		7,209,873	29,712,389	—	409,868	7,209,873	30,122,257	37,332,130	(1,020,854)	2000	30 Years
Savoy I	Aurora, CO	444	—		6,109,460	38,765,670	—	117,013	6,109,460	38,882,684	44,992,144	(1,528,681)	2001	30 Years
Scarborough Square	Rockville, MD	121	4,811,343		1,815,000	7,608,126	—	1,104,289	1,815,000	8,712,414	10,527,414	(2,135,143)	1967	30 Years
Schooner Bay I	Foster City, CA	168	27,000,000		5,345,000	16,947,265	—	860,591	5,345,000	17,807,856	23,152,856	(2,334,379)	1985	30 Years
Schooner Bay II	Foster City, CA	144	23,760,000		4,550,000	14,975,001	—	760,060	4,550,000	15,735,061	20,285,061	(2,035,972)	1985	30 Years
Scottsdale Meadows	Scottsdale, AZ	168	—		1,512,000	11,407,699	—	785,946	1,512,000	12,193,645	13,705,645	(3,228,748)	1984	30 Years
Security Manor	Westfield, MA	63	(P	)	355,456	2,376,152	—	53,336	355,456	2,429,488	2,784,944	(394,435)	1971	30 Years
Sedona Springs	Austin, TX	396	(S	)	2,574,000	23,477,043	—	1,470,834	2,574,000	24,947,876	27,521,876	(5,879,393)	1995	30 Years
Seeley Lake	Lakewood, WA	522	—		2,760,400	24,845,286	—	2,136,658	2,760,400	26,981,945	29,742,345	(7,571,569)	1990	30 Years
Seventh & James	Seattle, WA	96	—		663,800	5,974,803	—	1,907,503	663,800	7,882,306	8,546,106	(2,454,420)	1992	30 Years
Shadetree	West Palm Beach, FL	76	—		532,000	1,420,721	—	337,343	532,000	1,758,064	2,290,064	(322,125)	1982	30 Years
Shadow Bay I	Jacksonville, FL	53	—		123,319	1,086,720	—	163,688	123,319	1,250,408	1,373,727	(293,618)	1984	30 Years
Shadow Bay II	Jacksonville, FL	59	923,423		139,709	1,231,134	—	149,200	139,709	1,380,334	1,520,042	(321,749)	1985	30 Years
Shadow Brook	Scottsdale, AZ	224	—		3,065,496	18,367,686	—	1,264,011	3,065,496	19,631,697	22,697,193	(5,153,874)	1984	30 Years
Shadow Creek	Winter Springs, FL	280	—		6,000,000	21,719,768	—	61,442	6,000,000	21,781,211	27,781,211	(663,359)	2000	30 Years
Shadow Lake	Doraville, GA	228	—		1,140,000	13,117,277	—	657,150	1,140,000	13,774,427	14,914,427	(3,180,214)	1989	30 Years
Shadow Ridge	Tallahassee, FL	62	—		150,327	1,324,061	—	261,755	150,327	1,585,817	1,736,143	(356,374)	1983	30 Years
Shadow Trace	Stone Mountain, GA	81	—		244,320	2,152,729	—	318,293	244,320	2,471,021	2,715,342	(530,446)	1984	30 Years
Shadowood I	Sarasota, FL	69	600,000		157,661	1,389,061	—	372,053	157,661	1,761,114	1,918,775	(392,701)	1982	30 Years
Shadowood II	Sarasota, FL	70	1,120,960		152,031	1,339,469	—	245,867	152,031	1,585,336	1,737,367	(342,470)	1983	30 Years
Sheffield Court	Arlington, VA	597	—		3,349,350	31,337,168	—	2,970,541	3,349,350	34,307,709	37,657,059	(12,256,204)	1986	30 Years
Sherbrook (IN)	Indianapolis, IN	76	1,536,953		171,920	1,514,707	—	193,269	171,920	1,707,976	1,879,897	(397,596)	1986	30 Years
Sherbrook (OH)	Columbus, OH	60	1,041,084		163,493	1,440,036	—	330,562	163,493	1,770,598	1,934,092	(396,239)	1985	30 Years
Sherbrook (PA)	Wexford, PA	74	—		279,665	2,464,404	—	306,980	279,665	2,771,384	3,051,049	(581,057)	1986	30 Years
Siena Terrace	Lake Forest, CA	356	17,316,163		8,900,000	24,083,024	—	1,342,385	8,900,000	25,425,408	34,325,408	(5,457,037)	1988	30 Years
Silver Forest	Ocala, FL	51	798,844		126,536	1,114,917	—	184,435	126,536	1,299,352	1,425,888	(262,537)	1985	30 Years
Silver Springs (FL)	Jacksonville, FL	432	—		1,831,100	16,474,735	—	4,045,225	1,831,100	20,519,960	22,351,060	(6,300,272)	1985	30 Years
Sky Ridge	Woodstock, GA	120	—		437,373	3,853,792	—	418,050	437,373	4,271,842	4,709,216	(874,855)	1987	30 Years
Skycrest	Valencia, CA	264	17,582,696		10,560,000	25,574,457	—	695,678	10,560,000	26,270,136	36,830,136	(3,785,956)	1999	30 Years
Skylark	Union City, CA	174	—		1,781,600	16,731,916	—	826,785	1,781,600	17,558,701	19,340,301	(4,086,181)	1986	30 Years
Skyview	Rancho Santa Margarita, CA	260	—		3,380,000	21,953,151	—	360,073	3,380,000	22,313,224	25,693,224	(4,471,167)	1999	30 Years
Slate Run (Hop)	Hopkinsville, KY	57	—		91,304	804,535	—	199,255	91,304	1,003,790	1,095,094	(243,726)	1984	30 Years
Slate Run (Ind)	Indianapolis, IN	90	1,890,871		295,593	2,604,497	—	467,165	295,593	3,071,661	3,367,254	(672,611)	1984	30 Years
Slate Run (Leb)	Lebanon, IN	61	1,147,354		154,061	1,357,445	—	294,121	154,061	1,651,566	1,805,627	(367,467)	1984	30 Years
Slate Run (Mia)	Miamisburg, OH	48	778,713		136,065	1,198,879	—	198,060	136,065	1,396,940	1,533,004	(295,504)	1985	30 Years
Slate Run I (Lou)	Louisville, KY	65	—		179,766	1,583,931	—	259,677	179,766	1,843,608	2,023,373	(411,898)	1984	30 Years
Slate Run II (Lou)	Louisville, KY	63	1,087,384		167,723	1,477,722	—	168,959	167,723	1,646,682	1,814,404	(345,039)	1985	30 Years
Sommerset Place	Raleigh, NC	144	—		360,000	7,800,206	—	809,925	360,000	8,610,131	8,970,131	(2,043,656)	1983	30 Years
Sonata at Cherry Creek	Denver, CO	183	—		5,490,000	18,130,479	—	333,314	5,490,000	18,463,793	23,953,793	(2,725,093)	1999	30 Years
Sonoran	Phoenix, AZ	429	—		2,361,922	31,841,724	—	1,301,191	2,361,922	33,142,915	35,504,837	(8,470,598)	1995	30 Years
Sonterra at Foothill Ranch	Foothill Ranch, CA	300	(R	)	7,503,400	24,048,507	—	825,168	7,503,400	24,873,674	32,377,074	(5,929,481)	1997	30 Years
South Pointe	St. Louis, MO	192	7,110,250		961,100	8,651,150	—	1,699,666	961,100	10,350,816	11,311,916	(3,160,472)	1986	30 Years
South Shore	Stockton, CA	129	6,833,000		840,000	6,826,626	—	556,688	840,000	7,383,314	8,223,314	(1,141,569)	1979	30 Years
South Winds	Fall River, MA	404	7,123,908		2,481,821	16,780,359	—	1,503,262	2,481,821	18,283,621	20,765,442	(3,165,723)	1971	30 Years
Southwood	Palo Alto, CA	99	—		6,936,600	14,324,069	—	1,227,705	6,936,600	15,551,774	22,488,374	(3,896,233)	1985	30 Years
Spicewood	Indianapolis, IN	50	984,566		128,355	1,131,044	—	131,274	128,355	1,262,318	1,390,673	(273,232)	1986	30 Years
Spinnaker Cove	Hermitage, TN	278	(M	)	1,461,731	12,770,421	—	2,375,670	1,461,731	15,146,091	16,607,822	(4,414,455)	1986	30 Years
Spring Gate	Springfield, FL	66	—		132,951	1,171,447	—	294,672	132,951	1,466,118	1,599,070	(394,965)	1983	30 Years
Spring Hill Commons	Acton, MA	105	—		1,107,436	7,402,980	—	362,840	1,107,436	7,765,820	8,873,256	(1,221,705)	1973	30 Years
Spring Lake Manor	Birmingham, AL (T)	240	3,696,601		199,992	4,512,048	—	1,175,058	199,992	5,687,106	5,887,098	(1,441,914)	1972	30 Years
Springbrook	Anderson, SC	92	1,575,700		150,209	1,488,611	—	308,655	150,209	1,797,266	1,947,475	(404,389)	1986	30 Years
Springs Colony	Altamonte Springs, FL	188	(M	)	630,411	5,852,157	—	1,378,442	630,411	7,230,598	7,861,009	(3,122,431)	1986	30 Years
Springtree (REIT)	W. Palm Beach, FL	72	1,121,825		183,100	1,648,301	—	179,965	183,100	1,828,266	2,011,366	(288,426)	1982	30 Years
Springwood (Col)	Columbus, OH	64	994,795		189,948	1,672,889	—	293,483	189,948	1,966,372	2,156,320	(430,356)	1983	30 Years
St. Andrews at Winston Park	Coconut Creek, FL	284	—		5,680,000	19,812,090	—	695,344	5,680,000	20,507,434	26,187,434	(2,226,160)	1997	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction

Steeplechase	Charlotte, NC	247	—		1,111,500	10,180,750	—	698,720	1,111,500	10,879,470	11,990,970	(2,720,640)	1986	30 Years
Sterling Heights Condominium, LLC	Bellevue, WA	76	—		1,928,071	8,363,070	—	386,210	1,928,071	8,749,280	10,677,351	—	1988	30 Years
Sterling Point	Littleton, CO	143	—		935,500	8,419,200	—	835,218	935,500	9,254,418	10,189,918	(2,697,580)	1979	30 Years
Stewart Way I	Hinesville, GA	132	2,019,543		290,773	2,562,373	—	511,434	290,773	3,073,807	3,364,580	(664,709)	1986	30 Years
Stewart Way III	Hinesville, GA	59	—		100,500	1,530,464	—	64,663	100,500	1,595,127	1,695,627	(61,285)	1986	30 Years
Stillwater	Savannah, GA	53	—		151,198	1,332,417	—	209,501	151,198	1,541,918	1,693,116	(311,929)	1983	30 Years
Stone Crossing	Montgomery, AL (T)	152	1,866,400		103,186	2,716,316	—	462,829	103,186	3,179,145	3,282,331	(812,006)	1973	30 Years
Stone Oak	Houston, TX	318	—		2,544,000	17,513,496	—	274,935	2,544,000	17,788,431	20,332,431	(1,692,755)	1998	30 Years
Stonehenge (Day)	Dayton, OH	69	—		202,294	1,782,140	—	236,420	202,294	2,018,560	2,220,854	(444,399)	1985	30 Years
Stonehenge (Ind)	Indianapolis, IN	60	1,117,603		146,810	1,293,559	—	309,073	146,810	1,602,632	1,749,442	(395,830)	1984	30 Years
Stonehenge (KY)	Glasgow, KY	54	739,227		111,632	983,596	—	185,422	111,632	1,169,018	1,280,650	(255,824)	1983	30 Years
Stonehenge (Mas)	Massillon, OH	60	—		145,386	1,281,012	—	280,585	145,386	1,561,596	1,706,983	(355,926)	1984	30 Years
Stonehenge I (Ric)	Richmond, IN	59	1,046,236		156,343	1,377,552	—	246,405	156,343	1,623,957	1,780,300	(389,281)	1984	30 Years
Stoneleigh at Deerfield	Alpharetta, GA	370	—		4,810,000	29,997,224	—	—	4,810,000	29,997,224	34,807,224	(137,684)	2003	30 Years
Stoney Creek	Lakewood, WA	231	—		1,215,200	10,938,134	—	1,078,955	1,215,200	12,017,089	13,232,289	(3,432,437)	1990	30 Years
Stratford Square	Winter Park, FL (T)	204	4,814,693		391,300	3,176,441	—	503,490	391,300	3,679,932	4,071,232	(926,019)	1972	30 Years
Sturbridge Meadows	Sturbridge, MA	104	2,133,569		702,447	4,695,714	—	187,448	702,447	4,883,162	5,585,609	(790,018)	1985	30 Years
Suffolk Grove I	Grove City, OH	71	—		214,107	1,886,415	—	419,166	214,107	2,305,581	2,519,687	(482,138)	1985	30 Years
Suffolk Grove II	Grove City, OH	49	—		167,683	1,477,569	—	234,035	167,683	1,711,603	1,879,286	(364,925)	1987	30 Years
Sugartree I	New Smyrna Beach, FL	61	890,931		155,018	1,453,696	—	337,939	155,018	1,791,635	1,946,653	(382,325)	1984	30 Years
Sugartree II (REIT)	New Smyrna Beach, FL	60	1,444,026		178,416	1,599,476	—	23,597	178,416	1,623,072	1,801,488	(76,817)	1985	30 Years
Summer Chase	Denver, CO	384	(Q	)	1,709,200	15,375,008	—	2,492,547	1,709,200	17,867,555	19,576,755	(6,233,072)	1983	30 Years
Summer Creek	Plymouth, MN	72	—		579,600	3,815,800	—	497,446	579,600	4,313,246	4,892,846	(1,162,281)	1985	30 Years
Summer Ridge	Riverside, CA	136	—		602,400	5,422,807	—	1,657,058	602,400	7,079,866	7,682,266	(2,036,002)	1985	30 Years
Summerhill Glen	Maynard, MA	120	1,795,295.76		415,812	3,000,816	—	408,057	415,812	3,408,873	3,824,685	(610,591)	1980	30 Years
Summerset Village	Chatsworth, CA	280	(Q	)	2,630,700	23,670,889	—	1,173,531	2,630,700	24,844,420	27,475,120	(7,312,315)	1985	30 Years
Summerset Village II	Chatsworth, CA	—	—		260,646	31,577	—	—	260,646	31,577	292,223	—	(F)	30 Years
Summerwood	Hayward, CA	162	—		4,866,600	6,942,743	—	783,586	4,866,600	7,726,329	12,592,929	(2,014,676)	1982	30 Years
Summit & Birch Hill	Farmington, CT	186	(P	)	1,757,438	11,748,112	—	866,789	1,757,438	12,614,902	14,372,340	(1,921,101)	1967	30 Years
Summit at Lake Union	Seattle, WA	150	—		1,424,700	12,852,461	—	1,179,999	1,424,700	14,032,460	15,457,160	(3,995,450)	1995 - 1997	30 Years
Summit Center (FL)	W. Palm Beach, FL	87	2,119,290		670,000	1,733,312	—	390,548	670,000	2,123,860	2,793,860	(445,064)	1987	30 Years
Sunforest	Davie, FL	494	—		10,000,000	32,124,850	—	593,340	10,000,000	32,718,189	42,718,189	(1,667,412)	1989	30 Years
Sunnyside	Tifton, GA	72	1,223,638		166,887	1,470,612	—	240,478	166,887	1,711,091	1,877,978	(389,425)	1984	30 Years
Sunset Way I	Miami, FL	100	—		258,568	2,278,539	—	386,942	258,568	2,665,481	2,924,049	(592,006)	1987	30 Years
Sunset Way II	Miami, FL	100	—		274,903	2,422,546	—	292,675	274,903	2,715,221	2,990,125	(582,451)	1988	30 Years
Suntree	West Palm Beach, FL	67	—		469,000	1,479,589	—	93,509	469,000	1,573,097	2,042,097	(245,608)	1982	30 Years
Surrey Downs	Bellevue, WA	122	—		3,057,100	7,848,618	—	677,314	3,057,100	8,525,933	11,583,033	(2,097,612)	1986	30 Years
Sutton Place	Dallas, TX	456	—		1,306,335	12,227,725	—	4,461,706	1,306,335	16,689,431	17,995,766	(7,559,599)	1985	30 Years
Sutton Place (FL)	Lakeland, FL	55	777,468		120,887	1,065,150	—	315,354	120,887	1,380,504	1,501,392	(323,419)	1984	30 Years
Sycamore Creek	Scottsdale, AZ	350	—		3,152,000	19,083,727	—	1,501,078	3,152,000	20,584,805	23,736,805	(5,655,884)	1984	30 Years
Tabor Ridge	Berea, OH	97	—		235,940	2,079,290	—	431,301	235,940	2,510,591	2,746,531	(571,404)	1986	30 Years
Talleyrand	Tarrytown, NY (M)	300	35,000,000		12,000,000	49,838,160	—	545,143	12,000,000	50,383,303	62,383,303	(5,827,652)	1997-98	30 Years
Tamarlane	Portland, ME	115	—		690,900	5,153,633	—	432,109	690,900	5,585,741	6,276,641	(1,615,692)	1986	30 Years
Tanasbourne Terrace	Hillsboro, OR	373	(Q	)	1,876,700	16,891,205	—	2,548,661	1,876,700	19,439,865	21,316,565	(7,672,952)	1986-89	30 Years
Tanglewood (RI)	West Warwick, RI	176	6,305,957		1,141,415	7,630,129	—	292,946	1,141,415	7,923,074	9,064,490	(1,264,960)	1973	30 Years
Tanglewood (VA)	Manassas, VA	432	25,110,000		2,108,295	24,619,176	—	3,179,192	2,108,295	27,798,367	29,906,662	(8,705,290)	1987	30 Years
Terrace Trace	Tampa, FL	87	1,503,913		193,916	1,708,615	—	307,346	193,916	2,015,961	2,209,877	(452,793)	1985	30 Years
Thymewood II	Miami, FL	70	—		219,661	1,936,463	—	189,773	219,661	2,126,236	2,345,897	(434,930)	1986	30 Years
Tierra Antigua	Albuquerque, NM	148	6,249,298		1,825,000	7,792,856	—	370,058	1,825,000	8,162,915	9,987,915	(1,254,029)	1985	30 Years
Timber Hollow	Chapel Hill, NC	198	—		800,000	11,219,537	—	1,106,214	800,000	12,325,751	13,125,751	(2,898,612)	1986	30 Years
Timbercreek	Toledo, OH	77	1,416,857		203,420	1,792,350	—	310,580	203,420	2,102,930	2,306,350	(446,629)	1987	30 Years
Timberwalk	Jacksonville, FL	284	—		1,988,000	13,204,219	—	1,045,529	1,988,000	14,249,748	16,237,748	(3,450,151)	1987	30 Years
Timberwood (GA)	Perry, GA	60	—		144,299	1,271,305	—	202,840	144,299	1,474,145	1,618,444	(298,729)	1985	30 Years
Toscana	Irvine, CA	563	—		39,410,000	50,806,072	—	2,411,627	39,410,000	53,217,699	92,627,699	(8,060,818)	1991/1993	30 Years
Town Center (TX)	Kingwood, TX	258	—		1,291,300	11,530,216	—	1,330,686	1,291,300	12,860,903	14,152,203	(3,633,662)	1994	30 Years
Town Center II (TX)	Kingwood, TX	260	—		1,375,000	14,169,656	—	92,683	1,375,000	14,262,339	15,637,339	(2,661,766)	1994	30 Years
Trails (CO), The	Aurora, CO	351	(Q	)	1,217,900	8,877,205	—	3,148,290	1,217,900	12,025,495	13,243,395	(5,539,307)	1986	30 Years
Trails at Briar Forest	Houston, TX	476	12,481,969		2,380,000	24,911,561	—	1,546,286	2,380,000	26,457,847	28,837,847	(6,218,539)	1990	30 Years
Trails at Dominion Park	Houston, TX	843	—		2,531,800	35,699,589	—	3,981,877	2,531,800	39,681,466	42,213,266	(11,864,870)	1992	30 Years
Trailway Pond I	Burnsville, MN	75	4,909,210		479,284	4,312,144	—	643,234	479,284	4,955,378	5,434,662	(1,341,515)	1988	30 Years
Trailway Pond II	Burnsville, MN	165	11,354,755		1,107,288	9,961,409	—	1,183,825	1,107,288	11,145,233	12,252,521	(2,881,743)	1988	30 Years
Turf Club	Littleton, CO	324	(S	)	2,107,300	15,478,040	—	2,112,217	2,107,300	17,590,257	19,697,557	(4,847,167)	1986	30 Years
Turkscap I	Brandon, FL	49	—		125,766	1,108,139	—	429,342	125,766	1,537,482	1,663,248	(395,058)	1977	30 Years
Turkscap III	Brandon, FL	50	716,655		135,850	1,196,987	—	328,064	135,850	1,525,051	1,660,901	(329,895)	1982	30 Years
Tuscany Villas, LLC	Los Angeles, CA	180	—		1,431,048	14,928,007	—	495,570	1,431,048	15,423,577	16,854,625	(3,857,158)	1995	30 Years
Tyrone Gardens	Randolph, MA	165	—		4,953,000	5,799,572	—	915,287	4,953,000	6,714,859	11,667,859	(1,787,956)	1961/1965	30 Years
Union Station	Los Angeles, CA	—	6,663,301		8,500,000	13,280,094	—	—	8,500,000	13,280,094	21,780,094	—	(F)	30 Years
University Square I	Tampa, FL	81	—		197,457	1,739,807	—	303,136	197,457	2,042,944	2,240,400	(442,158)	1979	30 Years
Valencia Plantation	Orlando, FL	194	—		873,000	12,819,377	—	507,665	873,000	13,327,043	14,200,043	(2,979,093)	1990	30 Years
Valley Creek I	Woodbury, MN	225	12,815,000		1,626,715	14,634,831	—	2,043,340	1,626,715	16,678,171	18,304,887	(4,466,314)	1989	30 Years
Valley Creek II	Woodbury, MN	177	10,100,000		1,232,659	11,097,830	—	1,177,876	1,232,659	12,275,706	13,508,366	(3,166,646)	1990	30 Years
Valleybrook	Newnan, GA	71	1,379,854		254,490	2,242,463	—	309,335	254,490	2,551,798	2,806,288	(496,689)	1986	30 Years
Valleyfield (KY)	Lexington, KY	83	1,711,251		252,329	2,223,757	—	346,771	252,329	2,570,528	2,822,856	(562,103)	1985	30 Years
Valleyfield (PA)	Bridgeville, PA	77	—		274,317	2,417,029	—	355,949	274,317	2,772,978	3,047,295	(588,533)	1985	30 Years
Valleyfield I	Decatur, GA	66	1,479,328		252,413	2,224,134	—	256,536	252,413	2,480,670	2,733,083	(529,218)	1984	30 Years
Valleyfield II	Decatur, GA	66	—		258,320	2,276,084	—	163,332	258,320	2,439,416	2,697,737	(492,502)	1985	30 Years
Van Deene Manor	West Springfield, MA	111	(P	)	744,491	4,976,771	—	299,545	744,491	5,276,315	6,020,806	(823,599)	1970	30 Years
Venetian Condominium Phase II, LLC	Phoenix, AZ	160	—		1,047,212	9,436,170	—	1,261,715	1,047,212	10,697,885	11,745,097	(2,992,991)	1983	30 Years
Venetian Condominium, LLC	Phoenix, AZ	11	—		71,939	648,237	—	304,817	71,939	953,055	1,024,994	(183,429)	1983	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Verona Condominium, LLC	Scottsdale, AZ	108	—		1,301,497	7,522,719	—	1,513,642	1,301,497	9,036,361	10,337,858	(1,897,725)	1994	30 Years
Versailles	Woodland Hills, CA	253	—		12,650,000	33,656,521	—	860,376	12,650,000	34,516,897	47,166,897	(1,560,730)	1991	30 Years
Via Ventura	Scottsdale, AZ	328	—		1,486,600	13,382,006	—	6,510,868	1,486,600	19,892,874	21,379,474	(9,453,807)	1980	30 Years
Villa Encanto	Phoenix, AZ	383	(S	)	2,884,447	22,197,363	—	2,090,906	2,884,447	24,288,269	27,172,716	(6,810,494)	1983	30 Years
Villa Solana	Laguna Hills, CA	272	—		1,665,100	14,985,678	—	3,256,161	1,665,100	18,241,838	19,906,938	(7,289,293)	1984	30 Years
Village at Bear Creek	Lakewood, CO	472	(R	)	4,519,700	40,676,390	—	1,481,137	4,519,700	42,157,527	46,677,227	(11,347,171)	1987	30 Years
Village at Lakewood	Phoenix, AZ	240	(O	)	3,166,411	13,859,090	—	1,215,500	3,166,411	15,074,590	18,241,001	(4,135,239)	1988	30 Years
Village Oaks	Austin, TX	280	—		1,186,000	10,663,736	—	1,372,381	1,186,000	12,036,117	13,222,117	(3,907,815)	1984	30 Years
Village of Newport	Kent, WA	100	—		416,300	3,756,582	—	512,035	416,300	4,268,618	4,684,918	(1,723,977)	1987	30 Years
Villas at Josey Ranch	Carrollton, TX	198	6,312,554		1,587,700	7,254,727	—	1,450,139	1,587,700	8,704,866	10,292,566	(2,218,515)	1986	30 Years
Vintage	Ontario, CA	—	—		7,059,230	3,274,995	—	—	7,059,230	3,274,995	10,334,225	—	(F)	30 Years
Vista Del Lago	Mission Viejo, CA	608	—		4,525,800	40,736,293	—	5,942,086	4,525,800	46,678,379	51,204,179	(17,950,833)	1986-88	30 Years
Vista Del Lago (TX)	Dallas, TX	296	—		3,552,000	20,066,912	—	564,041	3,552,000	20,630,953	24,182,953	(2,801,110)	1992	30 Years
Vista Grove	Mesa, AZ	224	—		1,341,796	12,157,045	—	623,388	1,341,796	12,780,434	14,122,230	(3,155,650)	1997 - 1998	30 Years
Warwick Station	Westminster, CO	332	8,355,000		2,282,000	21,113,974	—	1,051,234	2,282,000	22,165,209	24,447,209	(5,962,103)	1986	30 Years
Water Terrace	Marina Del Rey, CA	450	—		63,207,814	164,804,953	—	175,898	63,207,814	164,980,852	228,188,666	(5,235,538)	2003	30 Years
Waterbury (GA)	Athens, GA	53	—		147,450	1,299,195	—	78,711	147,450	1,377,906	1,525,356	(282,354)	1985	30 Years
Waterbury (IN)	Greenwood, IN	44	768,352		105,245	927,324	—	123,476	105,245	1,050,801	1,156,046	(233,827)	1984	30 Years
Waterbury (MI)	Westland, MI	101	—		331,739	2,922,589	—	434,288	331,739	3,356,876	3,688,615	(710,942)	1985	30 Years
Waterbury (OH)	Cincinnati, OH	70	—		193,167	1,701,834	—	311,022	193,167	2,012,856	2,206,023	(464,444)	1985	30 Years
Waterfield Square I	Stockton, CA	170	6,923,000		950,000	6,627,805	—	1,129,880	950,000	7,757,684	8,707,684	(1,215,015)	1984	30 Years
Waterfield Square II	Stockton, CA	158	6,595,000		845,000	6,147,280	—	873,520	845,000	7,020,801	7,865,801	(1,108,953)	1984	30 Years
Waterford (Jax)	Jacksonville, FL	432	—		3,024,000	23,662,293	—	1,594,230	3,024,000	25,256,523	28,280,523	(6,122,910)	1988	30 Years
Waterford (Jax) II	Jacksonville, FL	—	—		566,923	62,373	—	—	566,923	62,373	629,296	—	(F)	30 Years
Waterford at Deerwood	Jacksonville, FL	248	10,290,623		1,696,000	10,659,702	—	1,707,551	1,696,000	12,367,253	14,063,253	(3,066,038)	1985	30 Years
Waterford at Orange Park	Orange Park, FL	280	9,540,000		1,960,000	12,098,784	—	1,844,952	1,960,000	13,943,736	15,903,736	(3,820,997)	1986	30 Years
Waterford at the Lakes	Kent, WA	344	(U	)	3,100,200	16,140,924	—	1,352,381	3,100,200	17,493,305	20,593,505	(5,239,745)	1990	30 Years
Waterford Village (Palm Beach)	Delray Beach, FL	236	—		1,888,000	15,358,635	—	2,100,469	1,888,000	17,459,104	19,347,104	(4,653,998)	1989	30 Years
Watermarke	Irvine, CA	490	84,279,474		19,283,234	98,197,941	—	1,949	19,283,234	98,199,890	117,483,124	—	2004	30 Years
Webster Green	Needham, MA	77	6,029,612		1,418,893	9,485,006	—	262,757	1,418,893	9,747,763	11,166,656	(1,464,694)	1985	30 Years
Welleby Lake Club	Sunrise, FL	304	—		3,648,000	17,620,879	—	1,083,776	3,648,000	18,704,656	22,352,656	(4,373,892)	1991	30 Years
Wellington Hill	Manchester, NH	390	(M	)	1,890,200	17,120,662	—	3,781,412	1,890,200	20,902,074	22,792,274	(8,398,986)	1987	30 Years
Wellsford Oaks	Tulsa, OK	300	—		1,310,500	11,794,290	—	996,034	1,310,500	12,790,324	14,100,824	(3,709,767)	1991	30 Years
Wentworth	Roseville, MI	75	—		217,502	1,916,232	—	329,122	217,502	2,245,353	2,462,856	(490,008)	1985	30 Years
West Of Eastland	Columbus, OH	124	1,870,795		234,544	2,066,675	—	430,909	234,544	2,497,584	2,732,128	(583,432)	1977	30 Years
Westbrooke Village	Manchester, MO	252	—		1,890,000	10,606,343	—	1,293,112	1,890,000	11,899,454	13,789,454	(2,640,147)	1984	30 Years
Westbrooke Village II	Manchester, MO	—	—		420,000	—	—	—	420,000	—	420,000	—	(F)	30 Years
Westfield Village	Centerville, VA	228	—		7,000,000	23,245,834	—	94,805	7,000,000	23,340,639	30,340,639	(338,393)	1988	30 Years
Westgate	Pasadena, CA	—	21,372,556		46,168,848	2,874,125	—	—	46,168,848	2,874,125	49,042,973	—	(F)	30 Years
Westridge	Tacoma, WA	714	—		3,501,900	31,506,082	—	2,916,311	3,501,900	34,422,394	37,924,294	(10,092,237)	1987/1991	30 Years
Westside Villas I	Los Angeles, CA	21	—		1,785,000	3,233,254	—	261,994	1,785,000	3,495,248	5,280,248	(545,501)	1999	30 Years
Westside Villas II	Los Angeles, CA	23	—		1,955,000	3,541,435	—	11,214	1,955,000	3,552,649	5,507,649	(531,845)	1999	30 Years
Westside Villas III	Los Angeles, CA	36	—		3,060,000	5,538,871	—	28,120	3,060,000	5,566,991	8,626,991	(838,273)	1999	30 Years
Westside Villas IV	Los Angeles, CA	36	—		3,060,000	5,539,390	—	23,784	3,060,000	5,563,175	8,623,175	(829,700)	1999	30 Years
Westside Villas V	Los Angeles, CA	60	—		5,100,000	9,224,485	—	39,009	5,100,000	9,263,494	14,363,494	(1,383,856)	1999	30 Years
Westside Villas VI	Los Angeles, CA	18	—		1,530,000	3,024,001	—	79,714	1,530,000	3,103,715	4,633,715	(449,993)	1989	30 Years
Westside Villas VII	Los Angeles, CA	53	—		4,505,000	10,758,900	—	36,373	4,505,000	10,795,273	15,300,273	(984,501)	2001	30 Years
Westway	Brunswick, GA	70	—		168,323	1,483,106	—	379,127	168,323	1,862,233	2,030,556	(404,086)	1984	30 Years
Westwood Glen	Westwood, MA	156	1,230,385		1,616,505	10,806,004	—	277,864	1,616,505	11,083,868	12,700,372	(1,705,235)	1972	30 Years
Westwood Pines	Tamarac, FL	208	—		1,528,600	13,739,616	—	1,137,305	1,528,600	14,876,921	16,405,521	(4,006,465)	1991	30 Years
Westwynd Apts	West Hartford, CT	46	—		308,543	2,062,548	—	193,591	308,543	2,256,138	2,564,681	(375,647)	1969	30 Years
Whisper Creek	Denver, CO	272	—		5,310,000	22,997,972	—	5,509	5,310,000	23,003,481	28,313,481	(178,754)	2002	30 Years
Whispering Oaks	Walnut Creek, CA	316	—		2,170,800	19,539,586	—	2,485,240	2,170,800	22,024,826	24,195,626	(7,008,176)	1974	30 Years
Whispering Pines	Fr. Pierce, FL	64	—		384,000	621,367	—	246,359	384,000	867,726	1,251,726	(209,879)	1986	30 Years
Whispering Pines II	Fr. Pierce, FL	44	—		105,172	926,476	—	182,873	105,172	1,109,349	1,214,520	(246,751)	1986	30 Years
Whisperwood	Cordele, GA	50	—		84,240	742,374	—	224,275	84,240	966,649	1,050,889	(234,883)	1985	30 Years
White Bear Woods	White Bear Lake, MN	225	14,172,876		1,624,741	14,618,490	—	1,629,783	1,624,741	16,248,273	17,873,013	(4,214,473)	1989	30 Years
Wilcrest Woods	Savannah, GA	68	1,238,956		187,306	1,650,373	—	247,499	187,306	1,897,872	2,085,178	(391,930)	1986	30 Years
Wilkins Glen	Medfield, MA	102	1,602,924		538,483	3,629,943	—	372,779	538,483	4,002,722	4,541,205	(688,709)	1975	30 Years
Willow Brook (CA)	Pleasant Hill, CA	228	29,000,000		5,055,000	19,797,344	—	590,007	5,055,000	20,387,351	25,442,351	(2,776,411)	1985	30 Years
Willow Creek	Fresno, CA	116	5,112,000		275,000	5,270,767	—	494,009	275,000	5,764,776	6,039,776	(888,452)	1984	30 Years
Willow Creek I (GA)	Griffin, GA	53	—		145,769	1,298,973	—	273,348	145,769	1,572,322	1,718,090	(302,602)	1985	30 Years
Willow Lakes	Spartanburg, SC	95	1,922,871		200,990	1,770,937	—	258,215	200,990	2,029,152	2,230,142	(444,564)	1986	30 Years
Willow Run (GA)	Stone Mountain, GA	73	1,611,355		197,965	1,744,287	—	319,574	197,965	2,063,861	2,261,826	(464,366)	1983	30 Years
Willow Run (IN)	New Albany, IN	64	1,054,106		183,873	1,620,119	—	179,497	183,873	1,799,616	1,983,489	(392,364)	1984	30 Years
Willow Run (KY)	Madisonville, KY	72	1,050,359		141,016	1,242,352	—	241,821	141,016	1,484,172	1,625,188	(324,146)	1984	30 Years
Willow Trail	Norcross, GA	224	—		1,120,000	11,412,982	—	776,798	1,120,000	12,189,780	13,309,780	(2,880,398)	1985	30 Years
Willowood East II	Indianapolis, IN	60	—		104,918	924,590	—	197,856	104,918	1,122,445	1,227,363	(285,281)	1985	30 Years
Willowood I (Gro)	Grove City, OH	46	882,762		126,045	1,110,558	—	239,948	126,045	1,350,506	1,476,551	(291,455)	1984	30 Years
Willowood I (IN)	Columbus, IN	51	1,072,450		163,896	1,444,104	—	156,205	163,896	1,600,309	1,764,205	(335,584)	1983	30 Years
Willowood I (KY)	Frankfort, KY	57	944,597		138,822	1,223,176	—	249,300	138,822	1,472,476	1,611,299	(315,236)	1984	30 Years
Willowood I (Tro) (REIT)	Trotwood, OH	60	805,606		84,566	755,859	—	22,958	84,566	778,817	863,383	(41,741)	1985	30 Years
Willowood I (Woo)	Wooster, OH	51	—		117,254	1,033,137	—	193,690	117,254	1,226,827	1,344,081	(260,765)	1984	30 Years
Willowood II (Gro)	Grove City, OH	26	514,563		70,924	624,814	—	122,629	70,924	747,444	818,367	(165,515)	1985	30 Years
Willowood II (IN)	Columbus, IN	58	1,080,479		161,306	1,421,284	—	150,077	161,306	1,571,361	1,732,668	(335,740)	1986	30 Years
Willowood II (KY)	Frankfort, KY	53	—		120,375	1,060,639	—	139,638	120,375	1,200,277	1,320,653	(252,309)	1985	30 Years
Willowood II (Tro)	Trotwood, OH	65	—		142,623	1,256,667	—	184,930	142,623	1,441,597	1,584,221	(316,459)	1987	30 Years
Willowood II (Woo)	Wooster, OH	53	809,548		103,199	909,398	—	218,760	103,199	1,128,158	1,231,357	(259,895)	1986	30 Years
Willows I (OH), The	Columbus, OH	50	—		76,283	672,340	—	176,413	76,283	848,753	925,036	(194,487)	1987	30 Years

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/04					Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Units (J)	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Willows II (OH), The	Columbus, OH	41	—		96,679	851,845	—	121,476	96,679	973,321	1,070,000	(209,652)	1981	30 Years
Willows III (OH), The	Columbus, OH	43	839,800		129,221	1,137,783	—	163,894	129,221	1,301,677	1,430,899	(274,708)	1987	30 Years
Wimberly	Dallas, TX	372	—		2,232,000	27,685,923	—	999,023	2,232,000	28,684,946	30,916,946	(6,456,451)	1996	30 Years
Wimbledon Oaks	Arlington, TX	248	6,946,816		1,491,700	8,843,716	—	1,113,301	1,491,700	9,957,017	11,448,717	(2,623,126)	1985	30 Years
Winchester Park	Riverside, RI	416	—		2,822,618	18,868,626	—	2,045,354	2,822,618	20,913,980	23,736,599	(3,737,756)	1972	30 Years
Winchester Wood	Riverside, RI	62	2,100,842		683,215	4,567,154	—	155,033	683,215	4,722,187	5,405,403	(718,119)	1989	30 Years
Windemere	Mesa, AZ	224	—		940,450	8,659,280	—	1,612,387	940,450	10,271,667	11,212,117	(3,256,731)	1986	30 Years
Windmont	Atlanta, GA	178	—		3,204,000	7,128,448	—	538,649	3,204,000	7,667,097	10,871,097	(1,497,777)	1988	30 Years
Windridge (CA)	Laguna Niguel, CA	344	(I	)	2,662,900	23,985,497	—	2,441,510	2,662,900	26,427,007	29,089,907	(9,705,615)	1989	30 Years
Windsor at Fair Lakes	Fairfax, VA	250	—		10,000,000	28,587,109	—	111,646	10,000,000	28,698,755	38,698,755	(409,217)	1988	30 Years
Windwood I (FL)	Palm Bay, FL	64	—		113,913	1,003,498	—	243,657	113,913	1,247,155	1,361,068	(314,435)	1988	30 Years
Windwood II (FL)	Palm Bay, FL	64	190,000		118,915	1,047,598	—	329,282	118,915	1,376,881	1,495,796	(355,743)	1987	30 Years
Wingwood (Orl)	Orlando, FL	86	1,355,993		236,884	2,086,402	—	1,024,156	236,884	3,110,558	3,347,442	(721,426)	1980	30 Years
Winter Woods I (FL)	Winter Garden, FL	57	—		144,921	1,276,965	—	431,417	144,921	1,708,382	1,853,304	(385,927)	1985	30 Years
Winter Woods II (FL) (REIT)	Winter Garden, FL	44	785,888		95,404	858,637	—	122,045	95,404	980,682	1,076,086	(69,566)	1986	30 Years
Winterwood	Charlotte, NC	384	—		1,722,000	15,501,142	—	3,165,741	1,722,000	18,666,882	20,388,882	(7,859,879)	1986	30 Years
Winthrop Court (KY)	Frankfort, KY	77	1,367,193		184,709	1,627,191	—	287,071	184,709	1,914,261	2,098,971	(421,968)	1985	30 Years
Winthrop Court II (OH)	Columbus, OH	38	722,000		102,381	896,576	—	180,774	102,381	1,077,350	1,179,731	(225,559)	1986	30 Years
Wood Creek (CA)	Pleasant Hill, CA	256	—		9,729,900	23,009,768	—	1,339,346	9,729,900	24,349,115	34,079,015	(6,643,373)	1987	30 Years
Woodbine (Cuy)	Cuyahoga Falls, OH	55	—		185,868	1,637,701	—	172,540	185,868	1,810,240	1,996,108	(360,274)	1982	30 Years
Woodbridge	Cary, GA	128	4,345,133		737,400	6,636,870	—	687,123	737,400	7,323,993	8,061,393	(2,452,538)	1993-95	30 Years
Woodbridge (CT)	Newington, CT	73	(P	)	498,377	3,331,548	—	178,190	498,377	3,509,738	4,008,114	(557,686)	1968	30 Years
Woodbridge II	Cary, GA	216	—		1,244,600	11,243,364	—	813,985	1,244,600	12,057,349	13,301,949	(3,824,157)	1993-95	30 Years
Woodcliff I	Lilburn, GA	71	—		276,659	2,437,667	—	312,468	276,659	2,750,135	3,026,794	(585,599)	1984	30 Years
Woodcliff II	Lilburn, GA	72	1,567,439		266,449	2,347,769	—	181,406	266,449	2,529,176	2,795,625	(512,045)	1986	30 Years
Woodcreek	Beaverton, OR	440	—		1,755,800	15,816,455	—	3,196,899	1,755,800	19,013,354	20,769,154	(7,936,119)	1982-84	30 Years
Woodcrest I	Warner Robins, GA	66	—		115,739	1,028,353	—	210,895	115,739	1,239,248	1,354,987	(253,998)	1984	30 Years
Woodlake (WA)	Kirkland, WA	288	(R	)	6,631,400	16,735,484	—	1,263,513	6,631,400	17,998,998	24,630,398	(4,480,114)	1984	30 Years
Woodland Hills	Decatur, GA	228	—		1,224,600	11,010,681	—	1,917,051	1,224,600	12,927,732	14,152,332	(4,335,302)	1985	30 Years
Woodland Meadows	Ann Arbor, MI	306	(S	)	2,006,000	18,049,552	—	1,681,341	2,006,000	19,730,893	21,736,893	(5,423,498)	1987-1989	30 Years
Woodlands I (Col)	Columbus, OH	88	1,655,571		231,996	2,044,233	—	440,687	231,996	2,484,920	2,716,915	(541,088)	1983	30 Years
Woodlands I (PA)	Zelienople, PA	50	969,754		163,192	1,437,897	—	232,903	163,192	1,670,799	1,833,991	(348,646)	1983	30 Years
Woodlands I (Str)	Streetsboro, OH	60	—		197,378	1,739,112	—	260,478	197,378	1,999,590	2,196,967	(441,936)	1984	30 Years
Woodlands II (Col)	Columbus, OH	70	1,435,552		192,633	1,697,310	—	333,778	192,633	2,031,088	2,223,721	(439,645)	1984	30 Years
Woodlands II (PA)	Zelienople, PA	62	—		192,972	1,700,297	—	159,745	192,972	1,860,042	2,053,014	(376,857)	1987	30 Years
Woodlands II (Str)	Streetsboro, OH	60	1,480,825		183,996	1,621,205	—	217,784	183,996	1,838,989	2,022,985	(404,901)	1985	30 Years
Woodlands III (Col)	Columbus, OH	93	—		230,536	2,031,249	—	500,391	230,536	2,531,639	2,762,175	(554,892)	1987	30 Years
Woodlands of Brookfield	Brookfield, WI	148	(N	)	1,484,600	13,961,081	—	1,031,015	1,484,600	14,992,095	16,476,695	(3,698,131)	1990	30 Years
Woodlands of Minnetonka	Minnetonka, MN	248	—		2,394,500	13,543,076	—	1,722,736	2,394,500	15,265,812	17,660,312	(4,112,003)	1988	30 Years
Woodleaf	Campbell, CA	178	(R	)	8,550,600	16,988,183	—	675,416	8,550,600	17,663,599	26,214,199	(4,138,418)	1984	30 Years
Woodmoor	Austin, TX	208	—		653,800	5,875,968	—	2,177,019	653,800	8,052,987	8,706,787	(3,562,078)	1981	30 Years
Woodridge (CO)	Aurora, CO	212	—		2,780,700	7,576,972	—	1,188,477	2,780,700	8,765,449	11,546,149	(2,364,676)	1980-82	30 Years
Woodridge (MN)	Eagan, MN	200	7,276,603		1,602,300	10,449,579	—	1,153,497	1,602,300	11,603,076	13,205,376	(3,041,176)	1986	30 Years
Woodridge II (CO)	Aurora, CO	116	—		—	4,148,517	—	619,130	—	4,767,647	4,767,647	(1,290,865)	1980-82	30 Years
Woodridge III (CO)	Aurora, CO	256	—		—	9,130,764	—	1,365,767	—	10,496,531	10,496,531	(2,842,985)	1980-82	30 Years
Woods of Elm Creek	San Antonio, TX	185	—		590,000	5,310,328	—	914,515	590,000	6,224,843	6,814,843	(1,986,445)	1983	30 Years
Woods of North Bend	Raleigh, NC	235	(S	)	1,039,500	9,305,319	—	1,964,177	1,039,500	11,269,496	12,308,996	(4,362,921)	1983	30 Years
Woodscape	Raleigh, NC	240	—		957,300	8,607,940	—	1,166,997	957,300	9,774,937	10,732,237	(3,139,609)	1979	30 Years
Woodside	Lorton, VA	252	—		1,326,000	12,510,903	—	1,825,800	1,326,000	14,336,702	15,662,702	(5,133,619)	1987	30 Years
Woodtrail	Newnan, GA	61	—		250,895	2,210,658	—	261,610	250,895	2,472,268	2,723,163	(497,786)	1984	30 Years
Wyndridge 2	Memphis, TN	284	14,135,000		1,488,000	13,607,636	—	1,957,097	1,488,000	15,564,733	17,052,733	(4,700,357)	1988	30 Years
Wyndridge 3	Memphis, TN	284	10,855,000		1,502,500	13,531,741	—	1,176,297	1,502,500	14,708,038	16,210,538	(4,300,010)	1988	30 Years
Yarmouth Woods	Yarmouth, ME	138	—		692,800	6,096,155	—	843,517	692,800	6,939,672	7,632,472	(1,825,054)	1971/1978	30 Years
Management Business	Chicago, IL	—	—		—	—	—	40,949,836	—	40,949,836	40,949,836	(21,825,823)	(D)	30 Years
Operating Partnership	Chicago, IL (H)	—	106,081		—	43,447	—	—	—	43,447	43,447	—	(F)	30 Years

Total Investment in Real Estate		183,931	$2,111,416,752		$2,340,734,919	$11,555,979,825	$—	$955,905,915	$2,340,734,919	$12,511,885,740	$14,852,620,659	$(2,599,826,521)

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $683,112,290 as of December 31, 2004.
(B)	The aggregate cost for Federal Income Tax purposes as of December 31, 2004 was approximately $9.3 billion.
(C)	The life to compute depreciation for furniture & fixtures is 5 years.
(D)	This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.
(E)	Improvements are net of write-off of fully depreciated assets which are no longer in service.
(F)	Represents land, construction-in-progress and/or miscellaneous pursuit costs on projects either held for future development or projects currently under development.
(G)	A portion or all of these properties includes commercial space (retail, parking and/or office space).
(H)	The mortgage debt is the balance for two properties that were sold, which balance was not collateralized by the respective properties. The amounts were transferred to ERPOP.
(I)	These four properties are pledged as additional collateral in connection with various tax-exempt bond financings.
(J)	Total units exclude 16,218 unconsolidated units.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2004

Entity Encumbrances	Number of Properties Encumbered By		See Properties With Note:	Amount

EQR Arbors Financing LP	1		(K)	$13,265,000
EQR Breton Hammocks Financing LP	1		(L)	15,310,708
EQR-Bond Partnership	12		(M)	181,994,000
EQR Flatlands LLC	5		(N)	50,000,000
EWR, LP	5		(O)	44,239,899
GPT-Windsor, LLC	16	*	(P)	63,000,000
EQR-Codelle, LP	10		(Q)	118,422,038
EQR-Conner, LP	14		(R)	206,516,196
EQR-FANCAP 2000A LP	11		(S)	148,333,000
GC Southeast Partners (SEP)	5		(T)	700,000
EQR-Fankey 2004 Ltd. Pship	8		(U)	213,541,577

Entity Encumbrances				1,055,322,418

Individual Property Encumbrances				2,111,416,752

Total Encumbrances per Financial Statements				$3,166,739,170

*                 Collateral also includes $3.0 million invested in U.S. Treasury Securities which is included in Deposits - Restricted in the accompanying consolidated balance sheets at December 31, 2004.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Balance, beginning of year	$12,874,379	$13,046,263	$13,019,841
Acquisitions and development	2,563,612	800,143	528,302
Improvements	218,724	184,876	164,077
Write-off of fully depreciated assets which are no longer in service	—	(31,590)	—
Dispositions and other	(804,094)	(1,125,313)	(665,957)
Balance, end of year	$14,852,621	$12,874,379	$13,046,263

The changes in accumulated depreciation for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Balance, beginning of year	$2,296,013	$2,112,017	$1,719,131
Depreciation	496,422	470,908	471,295
Write-off of fully depreciated assets which are no longer in service	—	(31,590)	—
Dispositions and other	(192,608)	(255,322)	(78,409)
Balance, end of year	$2,599,827	$2,296,013	$2,112,017

EXHIBIT INDEX

Exhibit	Document

12	Computation of Ratio of Earnings to Combined Fixed Charges.

21	List of Subsidiaries of ERP Operating Partnership

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney for John W. Alexander dated March 9, 2005.
24.2	Power of Attorney for Stephen O. Evans dated March 1, 2005.
24.3	Power of Attorney for Charles L. Atwood dated March 7, 2005.
24.4	Power of Attorney for Desiree G. Rogers dated March 7, 2005.
24.5	Power of Attorney for B. Joseph White dated March 4, 2005.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 8, 2005.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2005.
24.8	Power of Attorney for Boone A. Knox dated March 2, 2005.
24.9	Power of Attorney for Samuel Zell dated March 9, 2005.
24.10	Power of Attorney for Gerald A. Spector dated March 1, 2005.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.
31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.