Form 10-Q
period 2005-06-30
ERP OPERATING LTD PARTNERSHIP
filed 2005-08-08
CIK 931182

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Investment in real estate
Land	$2,222,255	$2,183,818
Depreciable property	12,565,622	12,350,900
Construction in progress (including land)	403,068	317,903
Investment in real estate	15,190,945	14,852,621
Accumulated depreciation	(2,765,550)	(2,599,827)
Investment in real estate, net	12,425,395	12,252,794

Cash and cash equivalents	102,752	83,505
Investments in unconsolidated entities	10,658	11,461
Rents receivable	942	1,681
Deposits – restricted	172,106	82,194
Escrow deposits – mortgage	34,586	35,800
Deferred financing costs, net	38,242	34,986
Goodwill, net	30,000	30,000
Other assets	93,355	112,854
Total assets	$12,908,036	$12,645,275

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,203,644	$3,166,739
Notes, net	3,021,015	3,143,067
Line of credit	428,000	150,000
Accounts payable and accrued expenses	104,751	87,422
Accrued interest payable	71,251	70,411
Rents received in advance and other liabilities	272,284	227,588
Security deposits	49,995	49,501
Distributions payable	143,296	142,437
Total liabilities	7,294,236	7,037,165

Commitments and contingencies
Minority Interests – Partially Owned Properties	7,189	9,557

Partners’ capital:
Preference Units	632,893	636,216
Preference Interests	60,000	206,000
Junior Preference Units	184	184
General Partner	4,611,865	4,457,700
Limited Partners	333,545	319,841
Deferred compensation	—	(18)
Accumulated other comprehensive loss	(31,876)	(21,370)
Total partners’ capital	5,606,611	5,598,553
Total liabilities and partners’ capital	$12,908,036	$12,645,275

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004
REVENUES
Rental income	$975,593	$885,339	$496,249	$456,489
Fee and asset management	5,826	6,860	3,254	3,703

Total revenues	981,419	892,199	499,503	460,192

EXPENSES
Property and maintenance	273,341	240,866	139,646	124,728
Real estate taxes and insurance	105,589	99,538	52,822	50,612
Property management	41,457	38,294	20,482	20,517
Fee and asset management	4,930	4,383	2,411	2,333
Depreciation	254,450	223,927	128,957	115,876
General and administrative	31,271	22,546	14,211	12,876

Total expenses	711,038	629,554	358,529	326,942

Operating income	270,381	262,645	140,974	133,250

Interest and other income	62,625	4,159	3,151	2,512
Interest:
Expense incurred, net	(184,322)	(161,224)	(94,627)	(82,893)
Amortization of deferred financing costs	(3,294)	(2,872)	(1,597)	(1,586)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	145,390	102,708	47,901	51,283
Allocation to Minority Interests – Partially Owned Properties	2,296	296	819	443
Loss from investments in unconsolidated entities	(215)	(7,797)	(157)	(391)

Net gain on sales of unconsolidated entities	124	4,405	—	1,971
Income from continuing operations	147,595	99,612	48,563	53,306
Net gain on sales of discontinued operations	259,824	149,259	108,559	77,760
Discontinued operations, net	(4,663)	11,222	(2,646)	4,322
Net income	$402,756	$260,093	$154,476	$135,388

ALLOCATION OF NET INCOME:
Preference Units	$26,043	$27,325	$13,018	$13,653
Preference Interests	$5,272	$10,106	$1,388	$5,053
Junior Preference Units	$7	$62	$3	$31
Premium on redemption of Preference Interests	$4,112	$—	$2,384	$—
General Partner	$342,340	$206,862	$128,326	$108,553
Limited Partners	24,982	15,738	9,357	8,098
Net income available to OP Units	$367,322	$222,600	$137,683	$116,651

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.37	$0.21	$0.10	$0.12
Net income available to OP Units	$1.20	$0.74	$0.45	$0.39
Weighted average OP Units outstanding	305,793	299,438	306,190	299,847

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.36	$0.21	$0.10	$0.11
Net income available to OP Units	$1.19	$0.74	$0.44	$0.39
Weighted average OP Units outstanding	309,362	302,017	309,979	302,201

Distributions declared per OP Unit outstanding	$0.8650	$0.8650	$0.4325	$0.4325

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004

Comprehensive income:

Net income	$402,756	$260,093	$154,476	$135,388
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	(11,674)	5,736	(14,842)	15,890
Equity in unrealized holding gains arising during the period –unconsolidated entities	—	3,667	—	—
Losses reclassified into earnings from other comprehensive income	1,168	970	586	488
Comprehensive income	$392,250	$270,466	$140,220	$151,766

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$402,756	$260,093
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	(2,296)	(296)
Depreciation	259,268	241,761
Amortization of deferred financing costs	3,503	3,352
Amortization of discounts and premiums on debt	(813)	(367)
Amortization of deferred settlements on derivative instruments	478	590
Loss from investments in unconsolidated entities	215	7,797
Income from technology investments	(57,054)	—
Net (gain) on sales of unconsolidated entities	(124)	(4,405)
Net (gain) on sales of discontinued operations	(259,824)	(149,259)
Debt extinguishments	5,307	108
Unrealized loss on derivative instruments	3	73
Compensation paid with Company Common Shares	18,069	8,741
Other operating activities, net	1	10

Changes in assets and liabilities:
Decrease (increase) in rents receivable	760	(949)
(Increase) in deposits – restricted	(1,094)	(1,548)
(Increase) in other assets	(3,923)	(6,900)
Increase in accounts payable and accrued expenses	8,192	11,883
Increase in accrued interest payable	828	1,075
(Decrease) in rents received in advance and other liabilities	(8,958)	(7,702)
Increase in security deposits	469	943
Net cash provided by operating activities	365,763	365,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(642,332)	(398,084)
Investment in real estate – development/other	(91,140)	(36,458)
Improvements to real estate	(93,431)	(89,289)
Additions to non-real estate property	(4,109)	(2,234)
Interest capitalized for real estate under development	(5,761)	(4,568)
Interest capitalized for unconsolidated entities under development	—	(2,282)
Proceeds from disposition of real estate, net	835,703	506,614
Proceeds from disposition of unconsolidated entities	124	7,451
Proceeds from technology and other investments	82,054	—
Investments in unconsolidated entities	(410)	(406,297)
Distributions from unconsolidated entities	330	23,416
(Increase) decrease in deposits on real estate acquisitions, net	(88,818)	51,432
Decrease in mortgage deposits	1,238	3,045
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	(65)	(49,178)
Via FIN 46 (cash consolidated)	—	3,628
Acquisition of Minority Interests – Partially Owned Properties	(1,143)	(72)
Other investing activities, net	—	(950)
Net cash (used for) investing activities	(7,760)	(393,826)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(6,759)	$(3,651)
Mortgage notes payable:
Proceeds	149,129	264,495
Lump sum payoffs	(197,886)	(168,911)
Scheduled principal repayments	(14,392)	(12,425)
Prepayment premiums/fees	(5,307)	(445)
Notes, net:
Proceeds	—	298,629
Lump sum payoffs	(120,000)	(375,000)
Line of credit:
Proceeds	2,037,800	1,067,000
Repayments	(1,759,800)	(662,000)
(Payments on) settlement of derivative instruments	—	(3,837)
Proceeds from sale of OP Units	6,155	5,017
Proceeds from exercise of EQR options	20,781	25,679
Redemption of Preference Interests	(146,000)	—
Premium on redemption of Preference Interests	(300)	—
Payment of offering costs	(26)	(24)
Contributions – Minority Interests – Partially Owned Properties	1,756	—
Distributions:
OP Units – General Partner	(247,193)	(240,894)
Preference Units	(26,101)	(27,354)
Preference Interests	(5,444)	(10,106)
Junior Preference Units	(7)	(113)
OP Units – Limited Partners	(17,897)	(18,499)
Minority Interests – Partially Owned Properties	(7,265)	(15,062)
Net cash (used for) provided by financing activities	(338,756)	122,499
Net increase in cash and cash equivalents	19,247	93,673
Cash and cash equivalents, beginning of period	83,505	49,579
Cash and cash equivalents, end of period	$102,752	$143,252

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$192,691	$171,912
Valuation of OP Units issued – Other transactions	$18,190	$—

Real estate acquisitions/dispositions:
Mortgage loans assumed	$122,267	$50,942

Valuation of OP Units issued	$1,800	$—

Mortgage loans (assumed) by purchaser	$24,999	$(1,338)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(2,892)	$(958,606)

Mortgage loans assumed	$2,012	$273,467

Minority Interests – Partially Owned Properties	$59	$432

Investments in unconsolidated entities	$668	$608,333

Net other liabilities recorded	$88	$27,196

Consolidation of previously Unconsolidated Properties – Via FIN 46:
Investment in real estate	$—	$(548,342)

Mortgage loans consolidated	$—	$294,722

Minority Interests – Partially Owned Properties	$—	$3,074

Investments in unconsolidated entities	$—	$234,984

Net other liabilities recorded	$—	$19,190

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

EQR is the general partner of, and as of June 30, 2005 owned an approximate 93.2% ownership interest in ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of June 30, 2005, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 933 properties in 32 states and the District of Columbia consisting of 198,420 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	837	175,498
Partially Owned Properties (Consolidated)	39	6,805
Unconsolidated Properties	57	16,117
	933	198,420

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company will adopt SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006.  SFAS No. 123(R) will require all companies to expense stock-based compensation (such as stock options), as well as making other more minor revisions to SFAS No. 123.  As the Company began expensing all stock-based compensation effective January 1, 2003, it does not anticipate that the adoption of SFAS No. 123(R) will have a material effect on its consolidated statements of operations or financial position.

The cost related to stock-based employee compensation included in the determination of net income for the six months and quarter ended June 30, 2005 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The cost related to stock-based employee compensation included in the determination of net income for the six months and quarter ended June 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net income and earnings per OP Unit if the fair value based method had been applied to all outstanding and unvested awards for the six months and quarter ended June 30, 2004 (amounts in thousands except per OP Unit amounts):

	Six Months Ended	Quarter Ended
	June 30, 2004	June 30, 2004
Net income available to OP Units – as reported	$222,600	$116,651
Add: Stock-based employee compensation expense included in reported net income:
EQR’s restricted/performance shares	6,256	3,374
EQR’s share options	1,547	758
EQR’s ESPP discount	938	274
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
EQR’s restricted/performance shares	(6,256)	(3,374)
EQR’s share options	(3,006)	(1,448)
EQR’s ESPP discount	(938)	(274)
Net income available to OP Units – pro forma	$221,141	$115,961
Earnings per OP Unit:
Basic – as reported	$0.74	$0.39
Basic – pro forma	$0.74	$0.39
Diluted – as reported	$0.74	$0.39
Diluted – pro forma	$0.73	$0.38

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Operating partnership is presently the controlling partner in various consolidated partnerships consisting of 39 properties and 6,805 units having a minority interest book value of $7.2 million at June 30, 2005.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of June 30, 2005, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $70.2 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2005 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, the Operating Partnership could be required to consolidate certain of its existing Unconsolidated Properties.  The adoption of Issue 04-5 by the Operating Partnership for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 is not expected to have any effect on net income as the aggregate results of operations of any Unconsolidated Properties required to be consolidated are already included in loss from investments in unconsolidated entities.

3.                                      Partners’ Capital

The following table presents the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the six months ended June 30, 2005:

2005
OP Units outstanding at January 1,	305,629,855

Issued to General Partner:
Conversion of Series E Preference Units	146,132
Conversion of Series H Preference Units	2,314
Employee Share Purchase Plan	220,272
Exercise of EQR options	923,196
Restricted EQR share grants, net	534,356

Issued to Limited Partners:
Issuance – Other transactions	544,732
Issuance – Acquisitions	55,197

OP Units outstanding at June 30,	308,056,054

2005
Limited Partner OP Units outstanding at January 1,	20,552,940

Limited Partner OP Units Issued:
Other transactions	544,732
Acquisitions	55,197
Conversion of Limited Partner OP Units to EQR Common Shares	(241,148)
Limited Partner OP Units Outstanding at June 30,	20,911,721
Limited Partner OP Units Ownership Interest in Operating Partnership	6.8%

Limited Partner OP Units Issued:
Other transactions – per unit	$33.39
Other transactions – valuation	$18.2 million
Acquisitions – per unit	$32.61
Acquisitions – valuation	$1.8 million

The limited partners of the Operating Partnership as of June 30, 2005 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units.  Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding Preference Units as of June 30, 2005 and December 31, 2004:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend Rate per Unit (3)	June 30, 2005	December 31, 2004
Preference Units:

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 500,000 units issued and outstanding at June 30, 2005 and December 31, 2004 (4)	10/15/05	N/A	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at June 30, 2005 and December 31, 2004 (4)	9/9/06	N/A	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at June 30, 2005 and December 31, 2004 (4)	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 680,396 and 811,724 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	11/1/98	1.1128	$1.75	17,010	20,293

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 35,334 and 36,934 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	6/30/98	1.4480	$1.75	883	923

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2005 and December 31, 2004	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at June 30, 2005 and December 31, 2004 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$632,893	$636,216

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

The following table presents the issued and outstanding Preference Interests as of June 30, 2005 and December 31, 2004:

	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend Rate per Unit (3)		Amounts in thousands
					June 30, 2005	December 31, 2004
Preference Interests:

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 1,100,000 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	03/03/05	N/A		(4)	$—	$55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 220,000 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	03/23/05	N/A		(4)	—	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 420,000 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	05/01/05	N/A		(4)		21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 1,000,000 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	08/11/05	N/A		(4)	—	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 180,000 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	05/01/05	N/A		(4)	—	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at June 30, 2005 and December 31, 2004	03/21/06	N/A	$3.9375		25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at June 30, 2005 and December 31, 2004	03/23/06	1.5108	$3.8125		9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding atJune 30, 2005 and December 31, 2004	06/22/06	1.4542	$3.8125		13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at June 30, 2005 and December 31, 2004	12/14/06	1.4108	$3.8125		11,500	11,500
					$60,000	$206,000

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

(4)          During the six months ended June 30, 2005, the Operating Partnership redeemed or repurchased for cash all of its Series B through F Preference Interests with a liquidation value of $146.0 million. The Operating Partnership recorded approximately $4.1 million as premiums on redemption of Preference

Interests in the accompanying consolidated statements of operations, which included $3.8 million in original insurance costs and $0.3 million in cash redemption charges.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2005 and December 31, 2004:

	Redemption Date		Conversion Rate		Annual Dividend Rate per Unit (1)	Amounts in thousands
						June 30, 2005	December 31, 2004
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2005 and December 31, 2004		(2)		(2)	$2.00	$184	$184
						$184	$184

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

4.                                      Real Estate

During the six months ended June 30, 2005, the Operating Partnership acquired the entire equity interest in twenty properties containing 4,874 units and two land parcels from unaffiliated parties for a total purchase price of $775.1 million.

During the six months ended June 30, 2005, the Operating Partnership acquired additional ownership interests in eleven Partially Owned Properties, all of which remain partially owned.  The acquisition was funded using $18.2 million in cash and through the issuance of 544,732 OP Units valued at $18.2 million, with $35.3 million recorded as additional building basis and $1.1 million recorded as a reduction of Minority Interests – Partially Owned Properties.  The Operating Partnership also acquired the majority of the remaining third party equity interests it did not previously own in two properties, consisting of 120 units. The properties were previously accounted for under the equity method of accounting and subsequent to the purchase were consolidated.

During the six months ended June 30, 2005, the Operating Partnership disposed of the following to unaffiliated parties (including two land parcels and various individual condominium units) (sales price in thousands):

	Properties	Units	Sales Price
Wholly Owned Properties	25	6,088	$713.4
Partially Owned Properties (Consolidated)	2	678	165.2
	27	6,766	$878.6

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $259.8 million on the above sales.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of July 27, 2005, the Operating Partnership had entered into separate agreements to acquire five multifamily properties containing 3,021 units and two land parcels from unaffiliated parties.  The Operating Partnership expects a combined purchase price of approximately $1.1 billion.

As of July 27, 2005, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Operating Partnership had entered into separate agreements to dispose of twelve multifamily properties containing 3,357 units and one land parcel to unaffiliated parties.  The Operating Partnership expects a combined disposition price of approximately $357.9 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of June 30, 2005 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Other	Totals

Total projects	45	11	56	(1)

Total units	10,846	1,451	12,297	(1)

Operating Partnership’s ownership percentage of outstanding debt	25.0%	10.7%

Operating Partnership’s share of outstanding debt (2)	$121,200	$2,861	$124,061

(1)                Totals exclude Fort Lewis Military Housing consisting of one property and 3,820 units, which is not accounted for under the equity method of accounting but is included in the Operating Partnership’s property/unit counts as of June 30, 2005.

(2)                All debt is non-recourse to the Operating Partnership.

7.                                      Deposits – Restricted

The following table presents the deposits – restricted as of June 30, 2005 and December 31, 2004 (amounts in thousands):

	June 30, 2005	December 31, 2004

Collateral enhancement for partially owned development loans	$12,000	$12,000
Tax-deferred (1031) exchange proceeds	61,062	—
Earnest money on pending acquisitions	31,023	3,267
Resident security, utility and other	68,021	66,927
Totals	$172,106	$82,194

8.                                      Mortgage Notes Payable

As of June 30, 2005, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.2 billion.

During the six months ended June 30, 2005, the Operating Partnership:

•                  Repaid $212.3 million of mortgage loans;

•                  Assumed/consolidated $124.3 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Obtained $149.1 million of new mortgage loans on certain properties; and

•                  Was released from $25.0 million of mortgage debt assumed by the purchaser on disposed properties.

As of June 30, 2005, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through December 1, 2034.  At June 30, 2005, the interest rate range on the Operating Partnership’s mortgage debt was 2.14% to 12.465%.  During the six months ended June 30, 2005, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.71%.

9.                                      Notes

As of June 30, 2005, the Operating Partnership had outstanding unsecured notes of approximately $3.0 billion.

During the six months ended June 30, 2005, the Operating Partnership repaid $120.0 million of fixed rate public notes at maturity.

As of June 30, 2005, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029.  At June 30, 2005, the interest rate range on the Operating Partnership’s notes was 4.75% to 7.75%.  During the six months ended June 30, 2005, the weighted average interest rate on the Operating Partnership’s notes was 6.18%.

10.                               Line of Credit

On April 1, 2005, the Operating Partnership obtained a new three-year $1.0 billion unsecured revolving credit facility maturing on May 29, 2008, and terminated the $700.0 million credit facility that was scheduled to expire in May 2005.  The Operating Partnership has the ability to increase available borrowings up to $500.0 million under certain circumstances.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

As of June 30, 2005, $428.0 million was outstanding and $52.2 million was restricted (dedicated to support letters of credit and not available for borrowing) on the revolving credit facility.  During the six months ended June 30, 2005, the weighted average interest rate under the credit facility was 3.11%.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at June 30, 2005 (dollar amounts are in thousands):

	Cash Flow Hedges (1)	Fair Value Hedges (2)	Forward Starting Swaps (3)	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps	Development Cash Flow Hedges (1)
Current Notional Balance	$150,000	$370,000	$400,000	$255,069	$255,069	$24,175
Lowest Possible Notional	$150,000	$370,000	$400,000	$91,052	$91,052	$6,700
Highest Possible Notional	$150,000	$370,000	$400,000	$255,069	$255,069	$34,625
Lowest Interest Rate	3.683%	3.245%	4.435%	6.000%	6.000%	3.310%
Highest Interest Rate	3.683%	3.787%	5.179%	6.000%	6.000%	3.500%
Earliest Maturity Date	2005	2009	2015	2007	2007	2005
Latest Maturity Date	2005	2009	2016	2007	2007	2006
Estimated Asset (Liability) Fair Value	$(301)	$(8,072)	$(13,767)	$4	$(4)	$34

(1)  Cash Flow Hedges and Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

(2)  Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(3)  Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned debt issuance.

On June 30, 2005, the net derivative instruments were reported at their fair value as other assets of approximately $34,000 and as other liabilities of approximately $22.1 million.  As of June 30, 2005, there were approximately $32.1 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at June 30, 2005, the Operating Partnership may recognize an estimated $4.1 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2006.

12.                               Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004
Numerator for net income per OP Unit – basic:
Income from continuing operations	$147,595	$99,612	$48,563	$53,306
Allocation to Preference Units	(26,043)	(27,325)	(13,018)	(13,653)
Allocation to Preference Interests	(5,272)	(10,106)	(1,388)	(5,053)
Allocation to Junior Preference Units	(7)	(62)	(3)	(31)
Allocation to premium on redemption of Preference Interests	(4,112)	—	(2,384)	—

Income from continuing operations available to OP Units	112,161	62,119	31,770	34,569
Net gain on sales of discontinued operations	259,824	149,259	108,559	77,760
Discontinued operations, net	(4,663)	11,222	(2,646)	4,322
Numerator for net income per OP Unit – basic	$367,322	$222,600	$137,683	$116,651

Numerator for net income per OP Unit – diluted:
Income from continuing operations	$147,595	$99,612	$48,563	$53,306
Allocation to Preference Units	(26,043)	(27,325)	(13,018)	(13,653)
Allocation to Preference Interests	(5,272)	(10,106)	(1,388)	(5,053)
Allocation to Junior Preference Units	(7)	(62)	(3)	(31)
Allocation to premium on redemption of Preference Interests	(4,112)	—	(2,384)	—

Income from continuing operations available to OP Units	112,161	62,119	31,770	34,569
Net gain on sales of discontinued operations	259,824	149,259	108,559	77,760
Discontinued operations, net	(4,663)	11,222	(2,646)	4,322
Numerator for net income per OP Unit – diluted	$367,322	$222,600	$137,683	$116,651

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	305,793	299,438	306,190	299,847
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	3,569	2,579	3,789	2,354

Denominator for net income per OP Unit – diluted	309,362	302,017	309,979	302,201

Net income per OP Unit – basic	$1.20	$0.74	$0.45	$0.39

Net income per OP Unit – diluted	$1.19	$0.74	$0.44	$0.39

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.367	$0.207	$0.104	$0.115
Net gain on sales of discontinued operations	0.850	0.499	0.355	0.260
Discontinued operations, net	(0.015)	0.037	(0.009)	0.014

Net income per OP Unit – basic	$1.202	$0.743	$0.450	$0.389

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.363	$0.206	$0.103	$0.114
Net gain on sales of discontinued operations	0.840	0.494	0.350	0.258
Discontinued operations, net	(0.015)	0.037	(0.009)	0.014

Net income per OP Unit – diluted	$1.188	$0.737	$0.444	$0.386

Convertible preference interests/units that could be converted into 1,851,982 and 3,544,867 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the six months ended June 30, 2005 and 2004, respectively, and 1,832,986 and 3,535,758 weighted average Common Shares for the quarters ended June 30, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the six months and quarters ended June 30, 2005 and 2004 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004
REVENUES
Rental income	$23,866	$69,466	$8,029	$32,860
Total revenues	23,866	69,466	8,029	32,860

EXPENSES (1)
Property and maintenance	11,679	25,979	5,114	11,799
Real estate taxes and insurance	4,693	8,248	1,143	4,099
Property management	137	126	55	126
Depreciation	4,818	17,834	1,243	8,700
Total expenses	21,327	52,187	7,555	24,724

Discontinued operating income	2,539	17,279	474	8,136

Interest and other income	114	98	78	55
Interest (2):
Expense incurred, net	(7,107)	(5,675)	(3,104)	(3,693)
Amortization of deferred financing costs	(209)	(480)	(94)	(176)

Discontinued operations, net	$(4,663)	$11,222	$(2,646)	$4,322

(1)             Includes expenses paid in the current period for properties sold in prior periods related to the Operating Partnership’s period of ownership.

(2)             Interest includes only specific amounts from each property sold.

For the properties sold during the six months ended June 30, 2005 (excluding condominium conversion properties), the investment in real estate, net, and the mortgage notes payable balances at December 31, 2004 were $437.7 million and $72.7 million, respectively.

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

During the year ended December 31, 2004, the Operating Partnership established a reserve and recorded a corresponding expense of $15.2 million for estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne. Of this amount, approximately $15.0 million had been spent for hurricane related repairs through June 30, 2005. The $0.2 million remaining reserve is included in rents received in advance and other liabilities on the consolidated balance sheets.

As of June 30, 2005, the Operating Partnership has four projects totaling 1,165 units in various stages of development with estimated completion dates ranging through December 31, 2006. The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value. If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development agreement, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing. As of July 27, 2005, the Operating Partnership had set-aside $5.0 million towards this credit enhancement. The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement. This agreement expires no later than December 31, 2018. Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

The Operating Partnership’s guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project was terminated effective May 2, 2005 as the tax-exempt bonds were redeemed in full and the associated letter of credit was cancelled.

15.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”). Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Operating Partnership’s rental real estate segment comprises approximately 99.4% and 99.2% of total revenues for the six months ended June 30, 2005 and 2004, respectively, and approximately 99.3% and 99.2% of total revenues for the quarters ended June 30, 2005 and 2004, respectively. The Operating Partnership’s rental real estate segment comprises approximately 99.8% of total assets at both June 30, 2005 and December 31, 2004.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following table presents the NOI from our rental real estate from continuing operations for the six months and quarters ended June 30, 2005 and 2004 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004
Rental income	$975,593	$885,339	$496,249	$456,489
Property and maintenance expense	(273,341)	(240,866)	(139,646)	(124,728)
Real estate taxes and insurance expense	(105,589)	(99,538)	(52,822)	(50,612)
Property management expense	(41,457)	(38,294)	(20,482)	(20,517)

Net operating income	$555,206	$506,641	$283,299	$260,632

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the six months ended June 30, 2005 or 2004.

16.                               Subsequent Events/Other

Subsequent to June 30, 2005 and through July 27, 2005, the Operating Partnership:

•                  Disposed of three properties consisting of 700 units (excluding condominium units) for approximately $98.3 million; and

•                  Was released from $10.0 million of mortgage debt assumed by the purchaser on disposed properties.

During the six months ended June 30, 2005, the Operating Partnership received proceeds of $82.1 million from the following investments:

•                  $25.0 million in full redemption of its 1,000,000 shares of 8.25% Convertible Trust Preferred Securities; and

•                  $57.1 million for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc. The $57.1 million was recorded as interest and other income in the accompanying consolidated statements of operations.

On March 28, 2005, the Company and Bruce W. Duncan, the Company’s Chief Executive Officer (“CEO”), entered into an Amended and Restated Employment Agreement (as further amended effective June 30, 2005, the “Amendment”) to reflect changes required in view of Mr. Duncan’s planned retirement as CEO and trustee to be effective December 31, 2005. The Amendment also amended Mr. Duncan’s Deferred Compensation Agreement entered into in January 2003. The Company recorded approximately $5.2 million of additional general and administrative expense during the six months ended June 30, 2005, and expects to record approximately $4.7 million during the remainder of 2005, primarily related to accelerated vesting of share options and restricted/performance shares.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the six months ended June 30, 2005. In summary, during the six months ended June 30, 2005, we acquired twenty properties, consisting of 4,874 units, for an aggregate purchase price of $729.8 million and two land parcels for $45.3 million, all of which we deem to be in high barrier to entry markets. The Operating Partnership sold 24 properties, consisting of 5,994 units, for an aggregate sales price of $644.0 million, 772 condominium units (and three properties) for $198.3 million and two land parcels for $36.3 million during the six months ended June 30, 2005.

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

Properties that the Operating Partnership owned for all of both the six month periods ended June 30, 2005 and 2004 (the “Six-Month 2005 Same Store Properties”), which represented 162,598 units and properties that the Operating Partnership owned for all of both the quarters ended June 30, 2005 and 2004 (the “Second Quarter 2005 Same Store Properties”), which represented 168,385 units, also impacted the Operating Partnership’s results of operations. Both the Six-Month 2005 Same Store Properties and Second Quarter 2005 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the six months and quarters ended June 30, 2005 and 2004. The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

For the six months ended June 30, 2005, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations increased by approximately $42.7 million when compared to the six months ended June 30, 2004.

Six-Month 2005 Same Store Properties revenues increased primarily as a result of higher rental rates charged to residents, increased occupancy and lower concessions. Six-Month 2005 Same Store Properties expenses increased primarily due to higher payroll, utility costs, maintenance costs and real estate taxes. The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Six-Month 2005 Same Store Properties:

YTD June 2005 vs. YTD June 2004
YTD over YTD Same-Store Results
$ in Millions – 162,598 Same-Store Units

Description	Revenues	Expenses	NOI

YTD 2005	$849.2	$348.0	$501.2
YTD 2004	$826.9	$332.0	$494.9
Change	$22.3	$16.0	$6.3
Change	2.7%	4.8%	1.3%

Same Store Occupancy Statistics

YTD 2005	93.8%
YTD 2004	93.3%
Change	0.5%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2005 Same Store Properties:

	Six Months Ended June 30,
	2005	2004
	(Amounts in millions)

Operating income	$270.4	$262.6
Adjustments:
Non-same store operating results	(54.1)	(11.6)
Fee and asset management revenue	(5.8)	(6.9)
Fee and asset management expense	4.9	4.4
Depreciation	254.5	223.9
General and administrative	31.3	22.5

Same store NOI	$501.2	$494.9

For properties that the Operating Partnership acquired prior to January 1, 2004 and expects to continue to own through December 31, 2005, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2005:

2005 Same Store Assumptions

Physical Occupancy	94.0%
Revenue Change	2.00% to 3.25%
Expense Change	3.6% to 5.0%
NOI Change	0.0% to 3.0%
Acquisitions	$2.0 billion
Dispositions	$1.4 billion

These 2005 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than Six-Month 2005 Same Store Properties increased by approximately $68.0 million primarily as a result of new properties acquired/consolidated in 2004 and the first six months of 2005.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $1.6 million primarily as a result of lower income earned from Ft. Lewis. As of June 30, 2005 and 2004, the Operating Partnership managed 17,539 units and 17,798 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to third party management companies. These expenses increased by approximately $3.2 million. This increase is primarily attributable to higher payroll costs, including bonus and long-term compensation costs, during 2005.

Depreciation expense, which includes depreciation on non-real estate assets, increased $30.5 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $8.7 million between the periods under comparison. This increase is primarily attributable to higher executive compensation expense due to the previously announced December 2005 planned retirement of Bruce W. Duncan, EQR’s Chief Executive Officer, and the March 2005 resignation of Edward Geraghty, EQR’s former Eastern Division President, and additional accruals for certain management incentive programs as a result of the Rent.com gain (see discussion below). The Operating Partnership anticipates that general and administrative expenses will approximate $63.0 million for the year ending December 31, 2005. This above assumption is based on current expectations and is forward-looking.

Interest and other income increased by approximately $58.5 million, primarily as a result of the $57.1 million in cash received for the Operating Partnership’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense, including amortization of deferred financing costs, increased approximately $23.5 million primarily as a result of higher overall debt balances as well as higher variable interest rates. During the six months ended June 30, 2005, the Operating Partnership capitalized interest costs of approximately $5.8 million as compared to $6.9 million for the six months ended June 30, 2004. This capitalization of interest related specifically to our consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2005 was 6.18% as compared to 5.95% for the six months ended June 30, 2004.

Loss from investments in unconsolidated entities decreased approximately $7.6 million between the periods under comparison. This decrease is primarily the result of the consolidation of properties that were previously unconsolidated in the first quarter of 2004.

Net gain on sales of discontinued operations increased approximately $110.6 million between the periods under comparison primarily due to the sale of Water Terrace, a 450-unit high rise luxury apartment building in Marina del Rey, California.

Discontinued operations, net, decreased approximately $15.9 million between the periods under comparison. The decrease in revenues and expenses between periods results from the timing, size and number of properties sold. Any property sold after June 30, 2004 will include a full period’s results in the six months of 2004 but minimal to no results in the six months of 2005. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2005 to the quarter ended June 30, 2004

For the quarter ended June 30, 2005, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations decreased by approximately $3.4 million when compared to the quarter ended June 30, 2004.

Second Quarter 2005 Same Store Properties revenues increased primarily as a result of higher rental rates charged to residents, increased occupancy and lower concessions provided residents. Second Quarter 2005 Same Store Properties expenses increased primarily due to higher utilities, maintenance, payroll, and real estate tax costs. The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Second Quarter 2005 Same Store Properties:

Second Quarter 2005 vs. Second Quarter 2004
Quarter over Quarter Same-Store Results
$ in Millions – 168,385 Same-Store Units

Description	Revenues	Expenses	NOI

Q2 2005	$448.8	$182.6	$266.2
Q2 2004	$435.5	$174.2	$261.3
Change	$13.3	$8.4	$4.9
Change	3.0%	4.9%	1.8%

Same Store Occupancy Statistics

Q2 2005	94.1%
Q2 2004	93.7%
Change	0.4%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2005 Same Store Properties:

	Quarter Ended June 30,
	2005	2004
	(Amounts in millions)

Operating income	$141.0	$133.3
Adjustments:
Non-same store operating results	(17.1)	0.6
Fee and asset management revenue	(3.3)	(3.7)
Fee and asset management expense	2.4	2.3
Depreciation	129.0	115.9
General and administrative	14.2	12.9

Same store NOI	$266.2	$261.3

Rental income from properties other than Second Quarter 2005 Same Store Properties increased by approximately $26.4 million primarily as a result of new properties acquired/consolidated in 2004 and the first six months of 2005.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $0.5 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to third party management companies. These expenses were comparable for the periods presented.

Depreciation expense, which includes depreciation on non-real estate assets, increased $13.1 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $1.3 million between the periods under comparison. This increase is primarily attributable to higher executive compensation expense due to the previously announced December 2005 planned retirement of Bruce W. Duncan, EQR’s Chief Executive Officer, and additional accruals for certain management incentive programs as a result of the Rent.com gain (see discussion above), offset by reduced consulting services incurred in the second quarter of 2005.

Interest and other income increased by approximately $0.6 million, primarily as a result of higher balances available for investments including deposits in tax deferred exchange accounts.

Interest expense, including amortization of deferred financing costs, increased approximately $11.7 million primarily as a result of higher overall debt balances as well as higher variable interest rates. During the quarter ended June 30, 2005, the Operating Partnership capitalized interest costs of approximately $2.9 million as compared to $4.2 million for the quarter ended June 30, 2004. This capitalization of interest related specifically to our consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2005 was 6.20% as compared to 5.80% for the quarter ended June 30, 2004.

Loss from investments in unconsolidated entities decreased approximately $0.2 million between the periods under comparison. This decrease is primarily the result of improved operations at the respective unconsolidated properties.

Net gain on sales of discontinued operations increased approximately $30.8 million between the periods under comparison. This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the quarter ended June 30, 2005 as compared to the same period in 2004.

Discontinued operations, net, decreased approximately $7.0 million between the periods under comparison. The decrease in revenues and expenses between periods results from the timing, size and number of properties sold. Any property sold after June 30, 2004 will include a full quarter’s results in the second quarter of 2004 but minimal to no results in the second quarter of 2005. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2005, the Operating Partnership had approximately $83.5 million of cash and cash equivalents and $484.6 million available under its revolving credit facility (net of $65.4 million which was restricted/dedicated to support letters of credit and not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at June 30, 2005 was approximately $102.8 million and the amount available on the Operating Partnership’s revolving credit facility was $519.8 million (net of $52.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the six months ended June 30, 2005, the Operating Partnership generated and/or obtained cash from various transactions, which included the following:

•                  Disposed of 27 properties, two land parcels and various individual condominium units receiving net proceeds of approximately $835.8 million;

•                  Increased borrowings by the net amount of $278.0 million on its revolving credit facility;

•                  Obtained $149.1 million in new mortgage financing;

•                  Obtained $57.1 million for its ownership interest in Rent.com;

•                  Received $25.0 million in full redemption of its 1,000,000 shares of 8.25% Convertible Trust Preferred Securities; and

•                  Issued approximately 1.1 million OP Units and received net proceeds of $26.9 million.

During the six months ended June 30, 2005, the above proceeds were primarily utilized to:

•                  Invest $91.1 million primarily in development projects;

•      Acquire 20 properties and two land parcels, utilizing cash of $642.3 million;

•      Repay $120.0 million of fixed rate public notes at maturity;

•      Repay $212.3 million of mortgage loans; and

•     Redeem or repurchase the Series B through F Preference Interests at a liquidation value of $146.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Operating Partnership in turn would repurchase $85.0 million of its OP Units held by EQR.  EQR did not repurchase any of its Common Shares during the six months ended June 30, 2005.

The Operating Partnership’s total debt summary and debt maturity schedule as of June 30, 2005, are as follows:

Debt Summary

	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,204	5.71%
Unsecured	3,449	5.96%
Total	$6,653	5.84%

Fixed Rate	$5,215	6.46%
Floating Rate	1,438	3.59%
Total	$6,653	5.84%

Above Totals Include:
Tax Exempt:
Fixed	$285	3.58%
Floating	466	2.91%
Total	$751	3.15%

Unsecured Revolving Credit Facility	$428	3.11%

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule as of June 30, 2005

Year	$ Millions	% of Total
2005	$199	3.0%
2006 (1)	579	8.7%
2007	397	6.0%
2008 (2)	1,036	15.6%
2009	839	12.6%
2010	216	3.2%
2011	717	10.8%
2012	519	7.8%
2013	451	6.8%
2014+ (3)	1,700	25.5%
Total	$6,653	100.0%

(1)  Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

(2) Includes $428 million outstanding on the Operating Partnership’s unsecured revolving credit facility. The Operating Partnership entered into a new credit facility on April 1, 2005 that matures on May 29, 2008.

(3)  Includes $300 million of unsecured debt with a final maturity of 2015 that was putable/callable on April 13, 2005. Debt was remarketed and remains outstanding until April 13, 2015.

As of the date of this filing, $1.48 billion in debt securities remains available for issuance by the Operating Partnership under a registration statement the SEC declared effective in June 2003 and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis.)

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2005 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Market Capitalization as of June 30, 2005

Total Debt		$6,652,659,406

OP Units	308,056,054
OP Unit Equivalents (see below)	1,819,996
Total outstanding at quarter-end	309,876,050
EQR Common Share Price at June 30, 2005	$36.82
		11,409,636,161
Perpetual Preference Units Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		25,500,000
Total Market Capitalization		$18,702,795,567

Total Debt/Total Market Capitalization		36%

Convertible Preference Units, Preference Interests and Junior Preference Units as of June 30, 2005

	Units	Conversion Ratio	OP Unit Equivalents
Preference Units:
Series E	680,396	1.1128	757,145
Series H	35,334	1.4480	51,164
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series B	7,367	1.020408	7,517
Total			1,819,996

The Operating Partnership’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2005.

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

For the six months ended June 30, 2005, our actual improvements to real estate totaled approximately $93.4 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate For the Six Months Ended June 30, 2005

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	151,934	$26,532	$175	$33,635	$221	$60,167	$396

New Acquisition Properties (3)	21,282	2,168	115	7,046	374	9,214	489

Other (4)	9,087	10,035		14,015		24,050

Total	182,303	$38,735		$54,696		$93,431

(1)   Total units exclude 16,117 unconsolidated units.

(2)   Wholly Owned Properties acquired prior to January 1, 2003.

(3)   Wholly Owned Properties acquired during 2003, 2004 and 2005.  Per unit amounts are based on a weighted average of 18,823 units.

(4)   Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $2.8 million included in building improvements spent on six specific assets related to major renovations and repositioning of these assets.

The Operating Partnership expects to fund approximately $67.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, for the remainder of 2005.

During the six months ended June 30, 2005, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $4.1 million.  The Operating Partnership expects to fund approximately $13.7 million in total additions to non-real estate property for the remainder of 2005, the majority of which includes software licenses and hardware related to the Operating Partnership’s pricing and procurement initiatives.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2005.

Other

Total distributions paid in July 2005 amounted to $145.2 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2005.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and revolving credit facility.  Of the $15.2 billion in investment in real estate on the Operating Partnership’s balance sheet at June 30, 2005, $9.7 billion or 63.7%, was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings of up to $1.0 billion.  This facility matures in May 2008 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of July 27, 2005, $449.0 million was outstanding under this facility (and $47.0 million was restricted and dedicated to support letters of credit).

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

•      Other – As of June 30, 2005, the Operating Partnership has ownership interests in eleven properties containing 1,451 units acquired in a prior merger.  The current weighted average ownership percentage is 10.7%.  The Operating Partnership’s strategy with respect to these interests is either to acquire a majority ownership or sell the Operating Partnership’s interest.

As of June 30, 2005, the Operating Partnership has four projects totaling 1,165 units in various stages of development with estimated completion dates ranging through December 31, 2006.  The three development agreements currently in place are discussed in detail in Note 14 of the Operating Partnership’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in unconsolidated entities.

The Operating Partnership’s guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project was terminated effective May 2, 2005 as the tax-exempt bonds were redeemed in full and the associated letter of credit was cancelled.

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

Funds From Operations

For the six months ended June 30, 2005, Funds From Operations (“FFO”) available to OP Units increased $77.6 million, or 23.8%, as compared to the six months ended June 30, 2004.

For the quarter ended June 30, 2005, FFO available to OP Units increased $3.9 million, or 2.3%, as compared to the quarter ended June 30, 2004.

The following is a reconciliation of net income to FFO available to OP Units for the six months and quarters ended June 30, 2005 and 2004:

Funds From Operations (Amounts in thousands) (Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2005	2004	2005	2004

Net income	$402,756	$260,093	$154,476	$135,388
Adjustments:
Depreciation	254,450	223,927	128,957	115,876
Depreciation – Non-real estate additions	(2,685)	(2,717)	(1,391)	(1,417)
Depreciation – Partially Owned Properties	(2,685)	(4,171)	(1,362)	(2,075)
Depreciation – Unconsolidated Properties	2,047	7,879	975	1,116
Net (gain) on sales of unconsolidated entities	(124)	(4,405)	—	(1,971)
Discontinued operations:
Depreciation	4,818	17,834	1,243	8,700
Net (gain) on sales of discontinued operations	(259,824)	(149,259)	(108,559)	(77,760)
Net incremental gain on sales of condominium units	29,619	8,470	15,944	4,946
Net gain on sales of vacant land	10,366	5,536	(2)	5,521

FFO (1)(2)	438,738	363,187	190,281	188,324
Preferred distributions	(31,322)	(37,493)	(14,409)	(18,737)
Premium on redemption of Preference Interests	(4,112)	—	(2,384)	—

FFO available to OP Units	$403,304	$325,694	$173,488	$169,587

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

(2)  The Operating Partnership believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company, because it is a recognized measure of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  FFO in and of itself does not represent net income or net cash flows from operating activities in accordance with

GAAP.  Therefore, FFO should not be exclusively considered as an alternative to net income or to net cash flows from operating activities in accordance with GAAP.  The Operating Partnership’s calculation of FFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 4. Controls and Procedures

Effective as of June 30, 2005, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended June 30, 2005, there were no changes to the internal controls over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

OP Units Issued in the Quarter Ended June 30, 2005

The Operating Partnership issued 55,197 OP Units having a value of $1.8 million during the second quarter of 2005.

These OP Units were issued in exchange for direct or indirect interests in multifamily properties in private placement transactions under section 4(2) of the Securities Act of 1933, as amended (the “Securites Act”).  OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR and the Operating Partnership, the cash equivalent thereof at any time one year after the date of issuance.

Item 6. Exhibits

10.1*	First Amendment to Amended and Restated Employment Agreement between Equity Residential and Bruce W. Duncan, dated June 30, 2005.

10.2**

Revolving Credit Agreement dated as of April 1, 2005 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book runners, Commerzbank AG, New York and Grand Cayman Branches, Wachovia Bank, National Association, Wells Fargo Bank, N.A., Suntrust Bank, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).

10.3**	Guaranty of Payment made as of April 1, 2005 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.

10.4***	Third Amendment to Equity Residential 2002 Share Incentive Plan.

10.5***	Second Amendment to Amended and Restated Compensation Agreement between Equity Residential and Samuel Zell dated April 25, 2005.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

*              Included as an exhibit to EQR’s Form 10-Q for the quarterly period ended June 30, 2005.

**           Included as an exhibit to EQR’s Form 8-K dated April 1, 2005, filed on April 4, 2005.

***         Included as an exhibit to EQR’s Form 10-Q for the quarterly period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
BY: EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date:	August 8, 2005	By:	/s/	Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date:	August 8, 2005	By:	/s/	Mark L. Wetzel
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