Form 10-Q
period 2005-09-30
ERP OPERATING LTD PARTNERSHIP
filed 2005-11-07
CIK 931182

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Investment in real estate
Land	$2,283,157	$2,183,818
Depreciable property	12,670,716	12,350,900
Construction in progress (including land)	330,965	317,903
Investment in real estate	15,284,838	14,852,621
Accumulated depreciation	(2,805,552)	(2,599,827)
Investment in real estate, net	12,479,286	12,252,794

Cash and cash equivalents	306,933	83,505
Investments in unconsolidated entities	11,390	11,461
Rents receivable	940	1,681
Deposits – restricted	305,366	82,194
Escrow deposits – mortgage	36,389	35,800
Deferred financing costs, net	40,041	34,986
Goodwill, net	30,000	30,000
Other assets	101,484	112,854
Total assets	$13,311,829	$12,645,275

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,323,932	$3,166,739
Notes, net	3,443,588	3,143,067
Lines of credit	—	150,000
Accounts payable and accrued expenses	124,908	87,422
Accrued interest payable	64,201	70,411
Rents received in advance and other liabilities	490,894	227,588
Security deposits	49,977	49,501
Distributions payable	143,572	142,437
Total liabilities	7,641,072	7,037,165

Commitments and contingencies
Minority Interests – Partially Owned Properties	10,716	9,557

Partners’ capital:
Preference Units	504,741	636,216
Preference Interests	60,000	206,000
Junior Preference Units	184	184
General Partner	4,772,642	4,457,700
Limited Partners	340,037	319,841
Deferred compensation	—	(18)
Accumulated other comprehensive loss	(17,563)	(21,370)
Total partners’ capital	5,660,041	5,598,553
Total liabilities and partners’ capital	$13,311,829	$12,645,275

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
REVENUES
Rental income	$1,453,829	$1,316,790	$501,776	$454,128
Fee and asset management	8,456	9,268	2,630	2,436
Total revenues	1,462,285	1,326,058	504,406	456,564

EXPENSES
Property and maintenance	411,187	362,372	146,341	129,612
Real estate taxes and insurance	162,711	159,407	59,701	62,480
Property management	63,254	56,850	21,924	18,865
Fee and asset management	7,518	6,500	2,595	2,144
Depreciation	378,123	334,352	129,701	116,170
General and administrative	45,012	34,778	14,243	11,961
Total expenses	1,067,805	954,259	374,505	341,232
Operating income	394,480	371,799	129,901	115,332

Interest and other income	65,471	6,841	2,878	2,655
Interest:
Expense incurred, net	(281,762)	(242,361)	(97,997)	(81,862)
Amortization of deferred financing costs	(4,996)	(4,583)	(1,730)	(1,781)

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	173,193	131,696	33,052	34,344
Allocation to Minority Interests – Partially Owned Properties	672	1,107	(1,624)	811
Income (loss) from investments in unconsolidated entities	(450)	(7,468)	(235)	329
Net gain on sales of unconsolidated entities	124	4,407	—	2
Income from continuing operations	173,539	129,742	31,193	35,486
Net gain on sales of discontinued operations	513,419	207,653	254,178	58,394
Discontinued operations, net	2,585	21,866	1,416	5,288
Net income	$689,543	$359,261	$286,787	$99,168
ALLOCATION OF NET INCOME:
Preference Units	$39,004	$40,671	$12,961	$13,346
Preference Interests	$6,431	$15,158	$1,159	$5,052
Junior Preference Units	$11	$67	$4	$5
Premium on redemption of Preference Units	$4,316	$—	$4,316	$—
Premium on redemption of Preference Interests	$4,134	$1,117	$22	$1,117
General Partner	$592,587	$281,025	$250,247	$74,163
Limited Partners	43,060	21,223	18,078	5,485
Net income available to OP Units	$635,647	$302,248	$268,325	$79,648

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.39	$0.24	$0.04	$0.05
Net income available to OP Units	$2.08	$1.01	$0.87	$0.26
Weighted average OP Units outstanding	306,171	299,929	306,915	300,900

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.39	$0.24	$0.04	$0.05
Net income available to OP Units	$2.05	$1.00	$0.86	$0.26
Weighted average OP Units outstanding	310,211	302,739	311,564	304,028
Distributions declared per OP Unit outstanding	$1.2975	$1.2975	$0.4325	$0.4325

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004

Comprehensive income:

Net income	$689,543	$359,261	$286,787	$99,168
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	2,010	(5,394)	13,684	(11,130)
Equity in unrealized holding gains arising during the period –unconsolidated entities	—	3,667	—	—
Losses reclassified into earnings from other comprehensive income	1,797	1,494	629	524
Comprehensive income	$693,350	$359,028	$301,100	$88,562

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$689,543	$359,261
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	(672)	(1,107)
Depreciation	391,151	367,882
Amortization of deferred financing costs	5,470	5,449
Amortization of discounts and premiums on debt	(1,677)	(458)
Amortization of deferred settlements on derivative instruments	761	769
Loss from investments in unconsolidated entities	450	7,468
Income from technology investments	(57,054)	—
Net (gain) on sales of unconsolidated entities	(124)	(4,407)
Net (gain) on sales of discontinued operations	(513,419)	(207,653)
Debt extinguishments	10,977	108
Unrealized loss on derivative instruments	10	249
Compensation paid with Company Common Shares	26,799	12,791
Other operating activities, net	480	(1,445)

Changes in assets and liabilities:
Decrease (increase) in rents receivable	762	(2,156)
Decrease (increase) in deposits – restricted	12,319	(2,478)
(Increase) in other assets	(1,468)	(10,718)
Increase in accounts payable and accrued expenses	29,462	35,244
(Decrease) increase in accrued interest payable	(6,146)	7,323
(Decrease) increase in rents received in advance and other liabilities	(7,123)	10,019
Increase in security deposits	452	2,050
Net cash provided by operating activities	580,953	578,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(871,477)	(585,153)
Investment in real estate – development/other	(131,460)	(77,613)
Improvements to real estate	(167,274)	(150,491)
Additions to non-real estate property	(12,447)	(4,181)
Interest capitalized for real estate under development	(9,105)	(7,995)
Interest capitalized for unconsolidated entities under development	—	(2,282)
Proceeds from disposition of real estate, net	1,476,746	658,760
Proceeds from disposition of unconsolidated entities	124	7,453
Proceeds from technology and other investments	82,054	—
Investments in unconsolidated entities	(1,377)	(406,370)
Distributions from unconsolidated entities	330	26,389
(Increase) decrease in deposits on real estate acquisitions, net	(235,491)	53,682
(Increase) decrease in mortgage deposits	(564)	947
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	(65)	(49,183)
Via FIN 46 (cash consolidated)	—	3,628
Acquisition of Minority Interests – Partially Owned Properties	(1,712)	(72)
Other investing activities, net	67,200	16,802
Net cash provided by (used for) investing activities	195,482	(515,679)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(10,525)	$(7,648)
Mortgage notes payable:
Proceeds	249,491	395,361
Lump sum payoffs	(351,492)	(395,671)
Scheduled principal repayments	(21,060)	(18,955)
Prepayment premiums/fees	(10,977)	(445)
Notes, net:
Proceeds	499,435	898,014
Lump sum payoffs	(190,000)	(475,000)
Scheduled principal repayments	(4,286)	(4,286)
Lines of credit:
Proceeds	3,573,300	1,209,500
Repayments	(3,723,300)	(1,219,500)
(Payments on) settlement of derivative instruments	(7,823)	(7,346)
Proceeds from sale of OP Units	7,369	5,989
Proceeds from exercise of EQR options	34,610	44,113
Redemption of Preference Interests	(146,000)	—
Premium on redemption of Preference Interests	(322)	—
Payment of offering costs	(26)	(24)
Contributions – Minority Interests – Partially Owned Properties	1,746	100
Distributions:
OP Units – General Partner	(371,373)	(362,244)
Preference Units	(39,118)	(41,006)
Preference Interests	(6,603)	(15,158)
Junior Preference Units	(11)	(144)
OP Units – Limited Partners	(26,926)	(27,499)
Minority Interests – Partially Owned Properties	(9,116)	(25,249)
Net cash (used for) financing activities	(553,007)	(47,098)
Net increase in cash and cash equivalents	223,428	15,414
Cash and cash equivalents, beginning of period	83,505	49,579
Cash and cash equivalents, end of period	$306,933	$64,993

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$303,071	$254,863
Valuation of OP Units issued – Other transactions	$19,164	$9,087

Real estate acquisitions/dispositions:
Mortgage loans assumed	$318,424	$50,942

Valuation of OP Units issued	$1,800	$—

Mortgage loans (assumed) by purchaser	$(35,031)	$(16,778)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(2,892)	$(960,331)

Mortgage loans assumed	$2,012	$274,818

Minority Interests – Partially Owned Properties	$59	$445

Investments in unconsolidated entities	$668	$608,681

Net other liabilities recorded	$88	$27,204

Consolidation of previously Unconsolidated Properties – Via FIN 46:
Investment in real estate	$—	$(548,342)

Mortgage loans consolidated	$—	$294,722

Minority Interests – Partially Owned Properties	$—	$3,074

Investments in unconsolidated entities	$—	$234,984

Net other liabilities recorded	$—	$19,190

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

EQR is the general partner of, and as of September 30, 2005 owned an approximate 93.3% ownership interest in ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of September 30, 2005, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 922 properties in 32 states and the District of Columbia consisting of 195,575 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	829	173,411
Partially Owned Properties (Consolidated)	36	6,134
Unconsolidated Properties	57	16,030
	922	195,575

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company will adopt SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006.  SFAS No. 123(R) will require all companies to expense stock-based compensation (such as stock options), as well as making other revisions to SFAS No. 123.  As the Company began expensing all stock-based compensation effective January 1, 2003, it does not anticipate that the adoption of SFAS No. 123(R) will have a material effect on its consolidated statements of operations or financial position.

The cost related to stock-based employee compensation included in the determination of net income for the nine months and quarter ended September 30, 2005 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The cost related to stock-based employee compensation included in the determination of net income for the nine months and quarter ended September 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net income and earnings per OP Unit if the fair value based method had been applied to all outstanding and unvested awards for the nine months and quarter ended September 30, 2004 (amounts in thousands except per OP Unit amounts):

	Nine Months Ended	Quarter Ended
	September 30, 2004	September 30, 2004
Net income available to OP Units – as reported	$302,248	$79,648
Add: Stock-based employee compensation expense included in reported net income:
EQR’s restricted/performance shares	9,399	3,144
EQR’s share options	2,266	718
EQR’s ESPP discount	1,126	188
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
EQR’s restricted/performance shares	(9,399)	(3,144)
EQR’s share options	(4,207)	(1,200)
EQR’s ESPP discount	(1,126)	(188)
Net income available to OP Units – pro forma	$300,307	$79,166
Earnings per OP Unit:
Basic – as reported	$1.01	$0.26
Basic – pro forma	$1.00	$0.26
Diluted – as reported	$1.00	$0.26
Diluted – pro forma	$0.99	$0.26

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 36 properties and 6,134 units and various uncompleted development properties having a minority interest book value of $10.7 million at September 30, 2005.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of September 30, 2005, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $75.9 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2005 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, the Operating Partnership could be required to consolidate certain of its existing Unconsolidated Properties.  The adoption of Issue 04-5 by the Operating Partnership is required for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006.  The adoption is not expected to have a material effect on the results of operations or financial position nor is it expected to have any effect on net equity or net income as the aggregate results of any Unconsolidated

Properties required to be consolidated are already included in investments in unconsolidated entities and income (loss) from investments in unconsolidated entities, respectively.

3.                                      Partners’ Capital

The following table presents the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the nine months ended September 30, 2005:

2005

OP Units outstanding at January 1,	305,629,855

Issued to General Partner:
Conversion of Series E Preference Units	286,005
Conversion of Series H Preference Units	2,893
Employee Share Purchase Plan	258,379
Exercise of EQR options	1,437,668
Restricted EQR share grants, net	531,767

Issued to Limited Partners:
Issuance – Other transactions	570,812
Issuance – Acquisitions	55,197
OP Units outstanding at September 30,	308,772,576

2005

Limited Partner OP Units outstanding at January 1,	20,552,940

Limited Partner OP Units Issued:
Other transactions	570,812
Acquisitions	55,197
Conversion of Limited Partner OP Units to EQR Common Shares	(572,137)
Limited Partner OP Units Outstanding at September 30,	20,606,812
Limited Partner OP Units Ownership Interest in Operating Partnership	6.7%

Limited Partner OP Units Issued:
Other transactions – per unit	$33.57
Other transactions – valuation	$19.2 million
Acquisitions – per unit	$32.61
Acquisitions – valuation	$1.8 million

The limited partners of the Operating Partnership as of September 30, 2005 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units.  Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding Preference Units as of September 30, 2005 and December 31, 2004:

			Annual
			Dividend		Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Rate per Unit (3)		September 30, 2005	December 31, 2004
Preference Units

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 0 and 500,000 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	10/15/05	N/A		(5)	$—	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at September 30, 2005 and December 31, 2004 (4)	9/9/06	N/A	$22.81252		115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at September 30, 2005 and December 31, 2004 (4)	7/15/07	N/A	$21.50		175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 554,696 and 811,724 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	11/1/98	1.1128	$1.75		13,868	20,293

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 34,934 and 36,934 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6/30/98	1.4480	$1.75		873	923

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2005 and December 31, 2004	12/10/26	N/A	$4.145		50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at September 30, 2005 and December 31, 2004 (4)	6/19/08	N/A	$16.20		150,000	150,000
					$504,741	$636,216

(1)

On or after the redemption date, redeemable preference units (Series C, D, K and N) may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.

(2)

On or after the redemption date, convertible preference units (Series E & H) may be redeemed under certain circumstances at the option of the Operating Partnership for cash (in the case of Series E) or OP Units (in the case of Series H), in whole or in part, at various redemption prices per unit based upon the contractual rate, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption/conversion of the corresponding EQR Preferred Shares.

(3)

Dividends on all series of Preference Units are payable quarterly at various pay dates. Dividend rates listed for Series C, D and N are Preference Unit rates and the equivalent depositary unit annual dividend rates are $2.281252, $2.15 and $1.62, respectively.

(4)	Series C, D and N Preference Units each have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend rate per unit.

(5)

On September 14, 2005, the Company issued an irrevocable notice to redeem for cash on October 17, 2005 all 500,000 shares of its Series B Preferred Shares. The Operating Partnership elected to redeem for cash its corresponding Series B Preference Units. The liquidation value of $125.0 million was included as a separate component of rents received in advance and other liabilities in the accompanying consolidated balance sheets at September 30, 2005. Additionally, the Operating Partnership recorded the write-off of approximately $4.3 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of September 30, 2005 and December 31, 2004:

			Annual
			Dividend		Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Rate per Unit (3)		September 30, 2005	December 31, 2004
Preference Interests:

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 1,100,000 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	03/03/05	N/A		(4)	$—	$55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 220,000 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	03/23/05	N/A		(4)	—	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 420,000 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	05/01/05	N/A		(4)	—	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 1,000,000 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	08/11/05	N/A		(4)	—	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 180,000 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	05/01/05	N/A		(4)	—	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at September 30, 2005 and December 31, 2004	03/21/06	N/A	$3.9375		25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at September 30, 2005 and December 31, 2004	03/23/06	1.5108	$3.8125		9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at September 30, 2005 and December 31, 2004	06/22/06	1.4542	$3.8125		13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at September 30, 2005 and December 31, 2004	12/14/06	1.4108	$3.8125		11,500	11,500
					$60,000	$206,000

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

(3)	Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th and December 25th of each year.

(4)

During the nine months ended September 30, 2005, the Operating Partnership redeemed or repurchased for cash all of its Series B through F Preference Interests with a liquidation value of $146.0 million. The Operating Partnership recorded approximately $4.1 million as premiums on redemption of Preference Interests in the accompanying consolidated statements of operations, which included $3.8 million in original issuance costs and $0.3 million in cash redemption charges.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2005 and December 31, 2004:

					Annual
					Dividend	Amounts in thousands
	Redemption Date		Conversion Rate		Rate per Unit (1)	September 30, 2005	December 31, 2004
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2005 and December 31, 2004		(2)		(2)	$2.00	$184	$184
						$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

4.                                      Real Estate

During the nine months ended September 30, 2005, the Operating Partnership acquired the entire equity interest in twenty-six properties containing 7,168 units and three land parcels from unaffiliated parties for a total purchase price of $1.2 billion.

During the nine months ended September 30, 2005, the Operating Partnership acquired additional ownership interests in twelve Partially Owned Properties, all of which remain partially owned.  The acquisitions were funded using $20.3 million in cash and through the issuance of 570,812 OP Units valued at $19.2 million, with $37.8 million recorded as additional building basis and $1.7 million recorded as a reduction of Minority Interests – Partially Owned Properties.  The Operating Partnership also acquired the majority of the remaining third party equity interests it did not previously own in two properties, consisting of 120 units. The properties were previously accounted for under the equity method of accounting and subsequent to the purchase were consolidated.

During the nine months ended September 30, 2005, the Operating Partnership disposed of the following to unaffiliated parties (including two land parcels and various individual condominium units) (sales price in millions):

	Properties	Units	Sales Price
Wholly Owned Properties	39	10,452	$1,230.9
Partially Owned Properties (Consolidated)	5	1,349	310.6
	44	11,801	$1,541.5

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $513.4 million on the above sales (amount is net of $5.8 million of income taxes incurred on condominium sales – see additional discussion in Note 13).

5.                                      Commitments to Acquire/Dispose of Real Estate

As of November 3, 2005, in addition to the properties there were subsequently acquired as discussed in Note 16, the Operating Partnership had entered into separate agreements to acquire five multifamily properties containing 1,750 units and two land parcels from unaffiliated parties.  The Operating Partnership expects a combined purchase price of approximately $333.4 million.

As of November 3, 2005, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Operating Partnership had entered into separate agreements to dispose of eight multifamily properties containing 1,895 units to unaffiliated parties.  The Operating Partnership expects a combined disposition price of approximately $222.4 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of September 30, 2005 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Other	Totals

Total projects	45	11	56	(1)

Total units	10,846	1,451	12,297	(1)

Operating Partnership’s ownership percentage	25.0%	10.7%

Operating Partnership’s share of outstanding debt (2)	$121,200	$2,847	$124,047

(1)

Totals exclude Fort Lewis Military Housing consisting of one property and 3,733 units, which is not accounted for under the equity method of accounting but is included in the Operating Partnership’s property/unit counts as of September 30, 2005.

(2)	All debt is non-recourse to the Operating Partnership.

7.                                      Deposits – Restricted

The following table presents the deposits – restricted as of September 30, 2005 and December 31, 2004 (amounts in thousands):

	September 30, 2005	December 31, 2004

Collateral enhancement for partially owned development loans	$5,000	$12,000
Tax-deferred (1031) exchange proceeds	217,766	—
Earnest money on pending acquisitions	27,992	3,267
Resident security, utility and other	54,608	66,927
Totals	$305,366	$82,194

8.                                      Mortgage Notes Payable

As of September 30, 2005, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.3 billion.

During the nine months ended September 30, 2005, the Operating Partnership:

•                  Repaid $372.6 million of mortgage loans;

•                  Assumed/consolidated $320.4 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Obtained $249.5 million of new mortgage loans on certain properties; and

•                  Was released from $35.0 million of mortgage debt assumed by the purchaser on disposed properties.

As of September 30, 2005, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through February 1, 2041.  At September 30, 2005, the interest rate range on the Operating Partnership’s mortgage debt was 2.22% to 12.465%.  During the nine months ended September 30, 2005, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.65%.

9.                                      Notes

As of September 30, 2005, the Operating Partnership had outstanding unsecured notes of approximately $3.4 billion.

During the nine months ended September 30, 2005, the Operating Partnership:

•                  Repaid $190.0 million of fixed rate public notes at maturity.

•                  Issued $500.0 million of ten and one-half year 5.125% fixed rate public notes, receiving net proceeds of $496.2 million.

As of September 30, 2005, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029.  At September 30, 2005, the interest rate range on the Operating Partnership’s notes was 4.75% to 7.625%.  During the nine months ended September 30, 2005, the weighted average interest rate on the Operating Partnership’s notes was 6.14%.

10.                               Lines of Credit

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

On August 30, 2005, the Operating Partnership obtained a new one-year $600.0 million revolving credit facility maturing on August 29, 2006.  Advances under the new facility bear interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating.  EQR has guaranteed this credit facility up to the maximum amount and for its full term.

As of September 30, 2005, there were no outstanding borrowings and $47.3 million was restricted (dedicated to support letters of credit and not available for borrowing) on the revolving credit facilities.  During the nine months ended September 30, 2005, the weighted average interest rate under the credit facilities was 3.52%.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at September 30, 2005 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$300,000	$30,018
Lowest Possible Notional	$370,000	$300,000	$18,568
Highest Possible Notional	$370,000	$300,000	$65,739
Lowest Interest Rate	3.245%	4.435%	3.310%
Highest Interest Rate	3.787%	4.589%	4.530%
Earliest Maturity Date	2009	2016	2006
Latest Maturity Date	2009	2017	2007
Estimated Asset (Liability) Fair Value	$(14,134)	$7,226	$24

(1) Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2) Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3) Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On September 30, 2005, the net derivative instruments were reported at their fair value as other assets of approximately $7.3 million and as other liabilities of approximately $14.2 million.  As of September 30, 2005, there were approximately $18.0 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at September 30, 2005, the Operating Partnership may recognize an estimated $3.3 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2006.

During the nine months ended September 30, 2005, the Operating Partnership paid approximately $7.8 million to terminate eight forward starting swaps in conjunction with the issuance of $500.0 million of ten and one-half year unsecured notes.  The $7.8 million cost has been deferred and will be recognized as additional interest expense over the life of the unsecured notes.

12.                               Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per

OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
Numerator for net income per OP Unit – basic:
Income from continuing operations	$173,539	$129,742	$31,193	$35,486
Allocation to Preference Units	(39,004)	(40,671)	(12,961)	(13,346)
Allocation to Preference Interests	(6,431)	(15,158)	(1,159)	(5,052)
Allocation to Junior Preference Units	(11)	(67)	(4)	(5)
Allocation to premium on redemption of Preference Units	(4,316)	—	(4,316)	—
Allocation to premium on redemption of Preference Interests	(4,134)	(1,117)	(22)	(1,117)

Income from continuing operations available to OP Units	119,643	72,729	12,731	15,966
Net gain on sales of discontinued operations	513,419	207,653	254,178	58,394
Discontinued operations, net	2,585	21,866	1,416	5,288
Numerator for net income per OP Unit – basic	$635,647	$302,248	$268,325	$79,648

Numerator for net income per OP Unit – diluted:
Income from continuing operations	$173,539	$129,742	$31,193	$35,486
Allocation to Preference Units	(39,004)	(40,671)	(12,961)	(13,346)
Allocation to Preference Interests	(6,431)	(15,158)	(1,159)	(5,052)
Allocation to Junior Preference Units	(11)	(67)	(4)	(5)
Allocation to premium on redemption of Preference Units	(4,316)	—	(4,316)	—
Allocation to premium on redemption of Preference Interests	(4,134)	(1,117)	(22)	(1,117)

Income from continuing operations available to OP Units	119,643	72,729	12,731	15,966
Net gain on sales of discontinued operations	513,419	207,653	254,178	58,394
Discontinued operations, net	2,585	21,866	1,416	5,288
Numerator for net income per OP Unit – diluted	$635,647	$302,248	$268,325	$79,648

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	306,171	299,929	306,915	300,900
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	4,040	2,810	4,649	3,128

Denominator for net income per OP Unit – diluted	310,211	302,739	311,564	304,028

Net income per OP Unit – basic	$2.08	$1.01	$0.87	$0.26

Net income per OP Unit – diluted	$2.05	$1.00	$0.86	$0.26

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.391	$0.242	$0.041	$0.053
Net gain on sales of discontinued operations	1.678	0.692	0.828	0.194
Discontinued operations, net	0.008	0.073	0.005	0.017

Net income per OP Unit – basic	$2.077	$1.007	$0.874	$0.264

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.386	$0.240	$0.041	$0.053
Net gain on sales of discontinued operations	1.655	0.686	0.816	0.192
Discontinued operations, net	0.008	0.072	0.004	0.017

Net income per OP Unit – diluted	$2.049	$0.998	$0.861	$0.262

Convertible preference units/interests that could be converted into 1,807,587 and 3,462,296 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the nine months ended September 30, 2005 and 2004, respectively, and 1,720,246 and 3,298,945 weighted average Common Shares for the quarters ended September 30, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the nine months and quarters ended September 30, 2005 and 2004 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
REVENUES
Rental income	$59,432	$131,939	$12,026	$39,796
Total revenues	59,432	131,939	12,026	39,796

EXPENSES (1)
Property and maintenance	25,380	49,077	5,219	14,993
Real estate taxes and insurance	8,758	15,710	1,486	4,851
Property management	338	374	135	182
Depreciation	13,028	33,530	2,182	9,951
Total expenses	47,504	98,691	9,022	29,977

Discontinued operating income	11,928	33,248	3,004	9,819

Interest and other income	210	142	64	43
Interest (2):
Expense incurred, net	(9,079)	(10,658)	(1,415)	(4,258)
Amortization of deferred financing costs	(474)	(866)	(237)	(316)

Discontinued operations, net	$2,585	$21,866	$1,416	$5,288

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Operating Partnership’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.

The Operating Partnership generally is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership’s income or loss in their tax returns; therefore no provision for Federal income taxes is made in the consolidated financial statements of the Operating Partnership.  Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level.  The Operating Partnership has generally only incurred certain state and local income, excise and franchise taxes.

The Operating Partnership has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and sale activities.  The Operating Partnership recognized a provision for income taxes of $5.8 million and $5.3 million for the nine months and quarter ended September 30, 2005, respectively.  These amounts were classified as reductions of the net gain on sales of discontinued operations in the accompanying consolidated statements of operations.  In addition, the aggregate results of operations (primarily net operating income) of the Operating Partnership’s condominium conversion properties are included in discontinued operations, net, in the accompanying consolidated statements of operations.  As of September 30, 2005, the net real estate basis of the Operating Partnership’s condominium conversion activities, which was included in investment in real estate, net, in the consolidated balance sheets, was $144.7 million.

For the properties sold during the nine months ended September 30, 2005 (excluding condominium conversion properties), the investment in real estate, net, and the mortgage notes payable balances at December 31, 2004 were $664.1 million and $107.6 million, respectively.

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

In August 2004, the Operating Partnership tried a class action lawsuit in Palm Beach County, Florida regarding certain charges made to residents who terminated their leases early or failed to provide sufficient notice of intent to vacate.  In December 2004, the Court issued a Findings of Fact and Conclusions of Law holding those fees legally uncollectible under Florida law.  In recognition of the Findings of Fact and Conclusions of Law, which awarded damages and interest to the class in the amount of approximately $1.6 million, the Operating Partnership established a reserve of approximately $1.6 million and correspondingly recorded this as a general and administrative expense in December 2004.  Due to a pending appeal, the award is neither final nor enforceable.  Accordingly, it is not possible to determine or predict the ultimate outcome of the case.  While no assurances can be given, the Operating Partnership does not believe that this lawsuit, if the ultimate outcome is unfavorable, will have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against the Operating Partnership which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the year ended December 31, 2004, the Operating Partnership established a reserve and recorded a corresponding expense of $15.2 million for estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne.  The entire reserve had been spent for hurricane related repairs through September 30, 2005.

During the quarter ended September 30, 2005, the Operating Partnership established a reserve and recorded a corresponding expense of $6.2 million for estimated uninsured property damage at certain of its properties caused by Hurricane Katrina and unrelated fire damage at three properties.  Of this amount, approximately $0.7 million had been spent for hurricane and fire damage related repairs through September 30, 2005.  The remaining $5.5 million reserve is included in rents received in advance and other liabilities on the consolidated balance sheets.

Hurricane Wilma landed in South Florida during late October 2005 and has caused damages across the state affecting many of our properties.  As of the date of this filing, we have yet to quantify the damages and/or amounts covered by insurance.

As of September 30, 2005, the Operating Partnership has five projects totaling 1,465 units in various stages of development with estimated completion dates ranging through March 31, 2007.  The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development agreement, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of November 1, 2005, the Operating Partnership had no amounts outstanding related to this credit enhancement.  The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Operating Partnership’s rental real estate segment comprises approximately 99.4% and 99.3% of total revenues for the nine months ended September 30, 2005 and 2004, respectively, and approximately 99.5% of total revenues for both the quarters ended September 30, 2005 and 2004.  The Operating Partnership’s rental real estate segment comprises approximately 99.8% of total assets at both September 30, 2005 and December 31, 2004.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (as reflected in the accompanying consolidated statements of operations).  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents the NOI from our rental real estate from continuing operations for the nine months and quarters ended September 30, 2005 and 2004 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
Rental income	$1,453,829	$1,316,790	$501,776	$454,128
Property and maintenance expense	(411,187)	(362,372)	(146,341)	(129,612)
Real estate taxes and insurance expense	(162,711)	(159,407)	(59,701)	(62,480)
Property management expense	(63,254)	(56,850)	(21,924)	(18,865)
Net operating income	$816,677	$738,161	$273,810	$243,171

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the nine months ended September 30, 2005 or 2004.

16.                               Subsequent Events/Other

Subsequent to September 30, 2005 and through November 1, 2005, the Operating Partnership:

•                  Acquired three properties consisting of 516 units, including one land parcel, for approximately $88.2 million and assumed $16.6 million in mortgage debt and obtained $6.8 million in new mortgage debt on two of those properties;

•                  Disposed of two properties consisting of 544 units (excluding condominium units) and two land parcels for approximately $111.2 million; and

•                  Repaid $48.0 million of mortgage loans.

On November 3, 2005, the Operating Partnership closed on the acquisition of three high-rise apartment towers, known as Trump Place, located at 140, 160 and 180 Riverside Boulevard on the Upper West Side of Manhattan.  The purchase price was $808.8 million and was financed through a combination of available unrestricted cash, tax-deferred (1031) exchange proceeds from property dispositions and the Operating Partnership’s revolving credit facilities.  The properties contain 1,325 residential apartment units, approximately 40,000 square feet of retail space and 424 parking spaces.

During the nine months ended September 30, 2005, the Operating Partnership received proceeds from technology and other investments of $82.1 million from the following:

•                  $25.0 million in full redemption of its 1,000,000 shares of 8.25% Convertible Trust Preferred Securities; and

•                  $57.1 million for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc.  The $57.1 million was recorded as interest and other income in the accompanying consolidated statements of operations.

On March 28, 2005, the Company and Bruce W. Duncan, the Company’s Chief Executive Officer (“CEO”), entered into an Amended and Restated Employment Agreement (as further amended effective June 30, 2005, the “Amendment”) to reflect changes required in view of Mr. Duncan’s planned retirement as CEO and trustee to be effective December 31, 2005.  The Amendment also amended Mr. Duncan’s Deferred Compensation Agreement entered into in January 2003.  The Company recorded approximately $7.5 million of additional general and administrative expense during the nine months ended September 30, 2005, and expects to record approximately $2.3 million during the remainder of 2005, primarily related to accelerated vesting of share options and restricted/performance shares.

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

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believes”, “estimates”, “expects” and “anticipates” and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•

We intend to actively acquire and develop multifamily properties for rental operations and/or conversion into condominiums, as well as upgrade and sell existing properties as individual condominiums. We may underestimate the costs necessary to bring an acquired or condominium conversion property up to standards established for its intended market position or to otherwise develop a property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual condominiums. Upon conversion of properties to condominiums, we have increased our risk related to construction performed during the conversion. Condominium associations may assert that the construction performed was defective, resulting in litigation and/or settlement discussions. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We also plan to develop more properties ourselves over the next few years in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market. This may increase the overall level of risk associated with our developments. The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Notes 5, 11, 14 and 16 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the nine months ended September 30, 2005.  In summary, during the nine months ended September 30, 2005, we acquired twenty-six properties, consisting of 7,168 units, for an aggregate purchase price of $1.1 billion and three land parcels for $46.7 million, all of which we deem to be in high barrier to entry markets.  The Operating Partnership sold 39 properties, consisting of 10,212 units, for an aggregate sales price of $1.1 billion, 1,341 condominium units for $382.2 million, a 248-unit property in the process of being converted to condominiums for $45.9 million and two land parcels for $36.3 million during the nine months ended September 30, 2005.

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

Properties that the Operating Partnership owned for all of both the nine month periods ended September 30, 2005 and 2004 (the “Nine-Month 2005 Same Store Properties”), which represented 158,005 units and properties that the Operating Partnership owned for all of both the quarters ended September 30, 2005 and 2004 (the “Third Quarter 2005 Same Store Properties”), which represented 165,673 units, also impacted the Operating Partnership’s results of operations.  Both the Nine-Month 2005 Same Store Properties and Third Quarter 2005 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the nine months and quarters ended September 30, 2005 and 2004.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

For the nine months ended September 30, 2005, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations increased by approximately $41.5 million when compared to the nine months ended September 30, 2004.

Nine-Month 2005 Same Store Properties revenues increased primarily as a result of higher rental rates charged to residents, increased occupancy and lower concessions.  Nine-Month 2005 Same Store Properties expenses increased primarily due to higher payroll, utility costs, maintenance costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Nine-Month 2005 Same Store Properties:

YTD September 2005 vs. YTD September 2004
YTD over YTD Same-Store Results

$ in Millions – 158,005 Same-Store Units

Description	Revenues	Expenses	NOI

YTD 2005	$1,240.3	$512.9	$727.4
YTD 2004	$1,201.5	$485.8	$715.7
Change	$38.8	$27.1	$11.7
Change	3.2%	5.6%	1.6%

Same Store Occupancy Statistics

YTD 2005	94.2%
YTD 2004	93.5%
Change	0.7%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2005 Same Store Properties:

	Nine Months Ended September 30,
	2005	2004
	(Amounts in millions)

Operating income	$394.5	$371.8
Adjustments:
Insurance (hurricane property damage)	—	14.1
Non-same store operating results	(89.2)	(36.6)
Fee and asset management revenue	(8.5)	(9.3)
Fee and asset management expense	7.5	6.5
Depreciation	378.1	334.4
General and administrative	45.0	34.8

Same store NOI	$727.4	$715.7

For properties that the Operating Partnership acquired prior to January 1, 2004 and expects to continue to own through December 31, 2005, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2005:

2005 Same Store Assumptions

Physical Occupancy	94.3%
Revenue Change	3.6%
Expense Change	5.3%
NOI Change	2.5%
Acquisitions	$2.0 billion
Dispositions	$1.4 billion

These 2005 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than Nine-Month 2005 Same Store Properties increased by approximately $98.2 million primarily as a result of new properties acquired/consolidated in 2004 and the first nine months of 2005.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $1.8 million primarily as a result of lower income earned from Ft. Lewis.  As of September 30, 2005 and 2004, the Operating Partnership managed 17,148 units and 17,714 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the

Operating Partnership’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $6.4 million.  This increase is primarily attributable to higher payroll costs, including bonus and long-term compensation costs, during 2005.

Depreciation expense, which includes depreciation on non-real estate assets, increased $43.8 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $10.2 million between the periods under comparison.  This increase is primarily attributable to higher executive compensation expense due to the previously announced December 2005 planned retirement of Bruce W. Duncan, EQR’s Chief Executive Officer, and the March 2005 resignation of Edward Geraghty, EQR’s former Eastern Division President, and additional accruals for certain management incentive programs as a result of the Rent.com gain (see discussion below).  The Operating Partnership anticipates that general and administrative expenses will approximate $57.1 million for the year ending December 31, 2005.  This above assumption is based on current expectations and is forward-looking.

Interest and other income increased by approximately $58.6 million, primarily as a result of the $57.1 million in cash received for the Operating Partnership’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense, including amortization of deferred financing costs, increased approximately $39.8 million primarily as a result of higher overall debt balances as well as higher variable interest rates.  During the nine months ended September 30, 2005, the Operating Partnership capitalized interest costs of approximately $9.1 million as compared to $10.3 million for the nine months ended September 30, 2004.  This capitalization of interest related specifically to our consolidated projects under development.  The effective interest cost on all indebtedness for the nine months ended September 30, 2005 was 6.23% as compared to 5.86% for the nine months ended September 30, 2004.

Loss from investments in unconsolidated entities decreased approximately $7.0 million between the periods under comparison.  This decrease is primarily the result of the consolidation of properties that were previously unconsolidated in the first quarter of 2004.

Net gain on sales of discontinued operations increased approximately $305.8 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the nine months ended September 30, 2005 as compared to the same period in 2004, and due to the sale of Water Terrace, a 450-unit high rise luxury apartment building in Marina del Rey, California.

Discontinued operations, net, decreased approximately $19.3 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after September 30, 2004 will include a full period’s results in the nine months of 2004 but minimal to no results in the nine months of 2005.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2005 to the quarter ended September 30, 2004

For the quarter ended September 30, 2005, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations decreased by approximately $1.3 million when compared to the quarter ended September 30, 2004.

Third Quarter 2005 Same Store Properties revenues increased primarily as a result of higher rental rates charged to residents, increased occupancy and lower concessions provided residents.  Third Quarter 2005 Same Store Properties expenses increased primarily due to higher utilities, maintenance, insurance and real estate tax costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Third Quarter 2005 Same Store Properties:

Third Quarter 2005 vs. Third Quarter 2004
Quarter over Quarter Same-Store Results

$ in Millions – 165,673 Same-Store Units

Description	Revenues	Expenses	NOI

Q3 2005	$446.6	$187.4	$259.2
Q3 2004	$428.2	$176.5	$251.7
Change	$18.4	$10.9	$7.5
Change	4.3%	6.2%	3.0%

Same Store Occupancy Statistics

Q3 2005	94.7%
Q3 2004	93.6%
Change	1.1%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2005 Same Store Properties:

	Quarter Ended September 30,
	2005	2004
	(Amounts in millions)

Operating income	$129.9	$115.3
Adjustments:
Insurance (hurricane property damage)	—	14.1
Non-same store operating results	(14.6)	(5.6)
Fee and asset management revenue	(2.6)	(2.4)
Fee and asset management expense	2.6	2.1
Depreciation	129.7	116.2
General and administrative	14.2	12.0

Same store NOI	$259.2	$251.7

Rental income from properties other than Third Quarter 2005 Same Store Properties increased by approximately $29.3 million primarily as a result of new properties acquired/consolidated in 2004 and the first nine months of 2005.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $0.3 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $3.1 million.  This increase is primarily attributable to higher payroll costs, including long-term compensation costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased $13.5 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.3 million between the periods under comparison.  This increase is primarily attributable to higher executive compensation expense due to the previously announced December 2005 planned retirement of Bruce W. Duncan, EQR’s Chief Executive Officer, and additional accruals for certain management incentive programs as a result of the Rent.com gain (see discussion above), offset by reduced consulting services incurred in the third quarter of 2005 as compared to the third quarter of 2004.

Interest and other income increased by approximately $0.2 million, primarily as a result of higher balances available for investments including deposits in tax deferred exchange accounts.

Interest expense, including amortization of deferred financing costs, increased approximately $16.1 million primarily as a result of higher overall debt balances as well as higher variable interest rates.  During the quarter ended September 30, 2005, the Operating Partnership capitalized interest costs of approximately $3.3 million as compared to $3.4 million for the quarter ended September 30, 2004.  This capitalization of interest related specifically to our consolidated projects under development.  The effective interest cost on all indebtedness for the quarter ended September 30, 2005 was 6.28% as compared to 5.69% for the quarter ended September 30, 2004.

Loss from investments in unconsolidated entities increased approximately $0.6 million between the periods under comparison.  This increase is primarily the result of increased equity losses at selected unconsolidated properties for the third quarter of 2005 as compared to the third quarter of 2004.

Net gain on sales of discontinued operations increased approximately $195.8 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the quarter ended September 30, 2005 as compared to the same period in 2004.

Discontinued operations, net, decreased approximately $3.9 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after September 30, 2004 will include a full quarter’s results in the third quarter of 2004 but minimal to no results in the third quarter of 2005.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2005, the Operating Partnership had approximately $83.5 million of cash and cash equivalents and $484.6 million available under its revolving credit facility (net of $65.4 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at September 30, 2005 was approximately $306.9 million and the amount available on the Operating Partnership’s revolving credit facilities was $1,552.7 million (net of $47.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the nine months ended September 30, 2005, the Operating Partnership generated and/or obtained cash from various transactions, which included the following:

•                  Disposed of 44 properties, two land parcels and various individual condominium units receiving net proceeds of approximately $1.5 billion;

•                  Obtained $496.2 million in net proceeds from the issuance of $500.0 million of ten and one-half year 5.125% fixed rate public notes;

•                  Obtained $249.5 million in new mortgage financing;

•                  Obtained $57.1 million for its ownership interest in Rent.com;

•                  Received $25.0 million in full redemption of its 1,000,000 shares of 8.25% Convertible Trust Preferred Securities; and

•                  Issued approximately 1.7 million OP Units and received net proceeds of $42.0 million.

During the nine months ended September 30, 2005, the above proceeds were primarily utilized to:

•                  Invest $131.5 million primarily in development projects;

•                  Acquire 26 properties and three land parcels, utilizing cash of $871.5 million;

•                  Repay $190.0 million of fixed rate public notes at maturity;

•                  Repay $372.6 million of mortgage loans; and

•                  Redeem or repurchase the Series B through F Preference Interests at a liquidation value of $146.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $585.0 million of its Common Shares pursuant to an existing $200.0 million share buyback program authorized by the Board of Trustees in July 2002 and a new $500.0 million share buyback program authorized by the Board of Trustees in November 2005.  The Operating Partnership in turn would repurchase $585.0 million of its OP Units held by EQR.  EQR did not repurchase any of its Common Shares during the nine months ended September 30, 2005.

The Operating Partnership’s total debt summary and debt maturity schedule as of September 30, 2005, are as follows:

Debt Summary

	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,324	5.65%
Unsecured	3,443	5.93%
Total	$6,767	5.80%

Fixed Rate	$5,679	6.39%
Floating Rate	1,088	3.61%
Total	$6,767	5.80%

Above Totals Include:
Tax Exempt:
Fixed	$135	3.80%
Floating	616	2.83%
Total	$751	3.14%

Unsecured Revolving Credit Facility	$—	3.52%

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule as of September 30, 2005

Year	$ Millions	% of Total
2005	$39	0.6%
2006 (1)	596	8.8%
2007	378	5.6%
2008	616	9.1%
2009	860	12.7%
2010	262	3.9%
2011	721	10.6%
2012	523	7.7%
2013	567	8.4%
2014+	2,205	32.6%
Total	$6,767	100.0%

(1) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

As of the date of this filing, $980.0 million in debt securities remains available for issuance by the Operating Partnership under a registration statement the SEC declared effective in June 2003 and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis.)

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2005 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units/interests; and (iii) the liquidation value of all perpetual preference units/interests outstanding.

Capital Structure as of September 30, 2005

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,323,932	49%
Unsecured Debt		3,443,588	51%
Lines of Credit		—	—
Total Debt		$6,767,520	100%	36%

OP Units	308,772,576
OP Unit Equivalents (see below)	1,679,537
Total outstanding at quarter-end	310,452,113
EQR Common Share Price at September 30, 2005	$37.85
		11,750,612	96%
Perpetual Preference Units/Interests (see below)		515,500	4%
Total Equity		12,266,112	100%	64%

Total Market Capitalization		$19,033,632		100%

Convertible Preference Units/Interests as of September 30, 2005

(Amounts in thousands except for unit and per unit amounts)

			Annual	Annual	Weighted
	Outstanding	Liquidation	Dividend Rate	Dividend	Average	Conversion	OP Unit
Series	Units	Value	Per Unit	Amount	Rate	Ratio	Equivalents
Preference Units:
7.00% Series E	554,696	$13,868	$1.75	$971		1.1128	617,266
7.00% Series H	34,934	873	1.75	61		1.4480	50,584
Preference Interests:
7.625% Series H	190,000	9,500	3.8125	724		1.5108	287,052
7.625% Series I	270,000	13,500	3.8125	1,029		1.4542	392,634
7.625% Series J	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units/Interests	1,286,997	$49,425		$3,677	7.44%		1,679,537

Perpetual Preference Units/Interests as of September 30, 2005 (1)

(Amounts in thousands except for unit and per unit amounts)

			Annual	Annual
	Outstanding	Liquidation	Dividend Rate	Dividend	Weighted
Series	Units	Value	Per Unit	Amount	Average Rate
Preference Units:
9 1/8% Series C	460,000	$115,000	$22.81252	$10,494
8.60% Series D	700,000	175,000	21.50	15,050
8.29% Series K	1,000,000	50,000	4.145	4,145
6.48% Series N	600,000	150,000	16.20	9,720
Preference Interests:
7.875% Series G	510,000	25,500	3.9375	2,008
Total Perpetual Preference Units/Interests	3,270,000	$515,500		$41,417	8.03%

(1) Excludes $125.0 million for the 9 1/8% Series B Preference Units which was redeemed for cash on 10/17/05 and was included in rents received in advance and other liabilities in the consolidated balance sheets at 9/30/05.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2005.

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

For the nine months ended September 30, 2005, our actual improvements to real estate totaled approximately $167.3 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Nine Months Ended September 30, 2005

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (2)	148,198	$43,850	$296	$63,303	$427	$107,153	$723
New Acquisition Properties (3)	23,468	4,022	204	12,557	637	16,579	841
Other (4)	7,879	16,719		26,823		43,542
Total	179,545	$64,591		$102,683		$167,274

(1)          Total units exclude 16,030 unconsolidated units.

(2)          Wholly Owned Properties acquired prior to January 1, 2003.

(3)          Wholly Owned Properties acquired during 2003, 2004 and 2005.  Per unit amounts are based on a weighted average of 19,707 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $4.5 million included in building improvements spent on eight specific assets related to major renovations and repositioning of these assets.

The Operating Partnership expects to fund approximately $60.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, for the remainder of 2005.

During the nine months ended September 30, 2005, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $12.4 million.  The Operating Partnership expects to fund approximately $5.5 million in total additions to non-real estate property for the remainder of 2005, the majority of which includes software licenses and hardware related to the Operating Partnership’s pricing and procurement initiatives.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2005.

Other

Total distributions paid in October 2005 amounted to $145.5 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2005.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and revolving credit facilities.  Of the $15.3 billion in investment in real estate on the Operating Partnership’s balance sheet at September 30, 2005, $9.6 billion or 62.8%, was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings of up to $1.0 billion.  This facility matures in May 2008 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  In addition, the Operating Partnership closed on a new one-year revolving credit facility expiring on August 29, 2006 with potential borrowings of $600.0 million.  As of November 4, 2005, $705.0 million was outstanding under these facilities (and $40.5 million was restricted and dedicated to support letters of credit).

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

•                  Other – As of September 30, 2005, the Operating Partnership has ownership interests in eleven properties containing 1,451 units acquired in a prior merger.  The current weighted average ownership percentage is 10.7%.  The Operating Partnership’s strategy with respect to these interests is either to acquire a majority ownership or sell the Operating Partnership’s interest.

As of September 30, 2005, the Operating Partnership has five projects totaling 1,465 units in various stages of development with estimated completion dates ranging through March 31, 2007.  The development agreements currently in place are discussed in detail in Note 14 of the Operating Partnership’s Consolidated Financial Statements.

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

Funds From Operations

For the nine months ended September 30, 2005, Funds From Operations (“FFO”) available to OP Units increased $100.5 million, or 21.0%, as compared to the nine months ended September 30, 2004.

For the quarter ended September 30, 2005, FFO available to OP Units increased $22.9 million, or 15.0%, as compared to the quarter ended September 30, 2004.

The following is a reconciliation of net income to FFO available to OP Units for the nine months and quarters ended September 30, 2005 and 2004:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
Net income	$689,543	$359,261	$286,787	$99,168
Adjustments:
Depreciation	378,123	334,352	129,701	116,170
Depreciation – Non-real estate additions	(3,928)	(4,025)	(1,243)	(1,308)

Depreciation – Partially Owned and Unconsolidated Properties	2,136	2,828	2,774	(880)
Net (gain) on sales of unconsolidated entities	(124)	(4,407)	—	(2)
Discontinued operations:
Depreciation	13,028	33,530	2,182	9,951
Net (gain) on sales of discontinued operations	(513,419)	(207,653)	(254,178)	(58,394)
Net incremental gain on sales of condominium units	56,667	15,669	27,631	7,199
Net gain on sales of land parcels	10,366	5,483	—	(53)

FFO (1)(2)	632,392	535,038	193,654	171,851

Preferred distributions	(45,446)	(55,896)	(14,124)	(18,403)
Premium on redemption of Preference Units	(4,316)	—	(4,316)	—
Premium on redemption of Preference Interests	(4,134)	(1,117)	(22)	(1,117)
FFO available to OP Units	$578,496	$478,025	$175,192	$152,331

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

Item 4. Controls and Procedures

Effective as of September 30, 2005, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended September 30, 2005, there were no changes to the internal controls over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2004, the Operating Partnership tried a class action lawsuit in Palm Beach County, Florida regarding certain charges made to residents who terminated their leases early or failed to provide sufficient notice of intent to vacate.  In December 2004, the Court issued a Findings of Fact and Conclusions of Law holding those fees legally uncollectible under Florida law.  In recognition of the Findings of Fact and Conclusions of Law, which awarded damages and interest to the class in the amount of approximately $1.6 million, the Operating Partnership established a reserve of approximately $1.6 million and correspondingly recorded this as a general and administrative expense in December 2004.  Due to a pending appeal, the award is neither final nor enforceable.  Accordingly, it is not possible to determine or predict the ultimate outcome of the case.  While no assurances can be given, the Operating Partnership does not believe that this lawsuit, if the ultimate outcome is unfavorable, will have a material adverse effect on the Operating Partnership.

There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Operating Partnership’s Form 10-K for the year ended December 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

OP Units Issued in the Quarter Ended September 30, 2005

The Operating Partnership issued 26,080 OP Units having a value of $1.0 million during the third quarter of 2005.

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

Item 6.    Exhibits

10.1*

Revolving Credit Agreement dated as of August 30, 2005 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent and a bank, Deutsche Bank Trust Company Americas, as syndication agent and a bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and Merrill Lynch Bank USA, as a bank (the “Credit Agreement”).

10.2*	Guaranty of Payment made as of August 30, 2005 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.

10.3**	Summary of Changes to Equity Residential’s Trustee Compensation.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of Registrant’s General Partner.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

*	Included as an exhibit to the Operating Partnership’s Form 8-K dated August 30, 2005, filed on September 2, 2005.

**	Included as an exhibit to the Operating Partnership’s Form 8-K dated September 21, 2005, filed on September 27, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
BY: EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date:	November 7, 2005	By:	/s/	Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date:	November 7, 2005	By:	/s/	Mark L. Wetzel
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