Form 10-K
period 2005-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2006-03-08
CIK 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2005

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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information to be contained in Equity Residential’s definitive proxy statement, which Equity Residential anticipates will be filed no later than April 14, 2006.  Equity Residential is the general partner and 93.4% owner of ERP Operating Limited Partnership.

ERP OPERATING LIMITED PARTNERSHIP

Item 1.  Business

General

ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential (“EQR”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and is a fully integrated real estate company primarily engaged in the acquisition, development, ownership, management and operation of multifamily properties.  In addition, ERPOP may acquire or develop multifamily properties specifically to convert directly into condominiums as well as upgrade and sell existing properties as individual condominiums. ERPOP may also acquire land parcels to hold and/or sell based on market opportunities.

EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned).  The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also leases (under operating leases) approximately forty property management offices throughout the United States.

EQR is the general partner of, and as of December 31, 2005 owned an approximate 93.4% ownership interest in, ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its various subsidiaries.  As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it.  As used herein, the term “Company” means EQR and the Operating Partnership.

As of December 31, 2005, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 926 properties in 31 states and the District of Columbia consisting of 197,404 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	834	175,501
Partially Owned Properties (Consolidated)	35	6,004
Unconsolidated Properties	57	15,899
	926	197,404

As of March 1, 2006, the Company has approximately 6,000 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize current income, capital appreciation of each property and the total return for its partners.

The Operating Partnership’s strategy for accomplishing these objectives include:

•                  Leveraging our size and scale in four critical ways:

•                  Investing in apartment communities located in strategically targeted markets, to maximize our total return on an enterprise level;

•                  Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;

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

•                  Giving residents reasons to stay with Equity by providing a range of product options available in our diversified portfolio and by enhancing their experience through our employees and our services.

•                  Being open and responsive to market realities to take advantage of investment opportunities that align with our long-term vision.

Acquisition, Development and Disposition Strategies

The Operating Partnership anticipates that future property acquisitions and developments will occur within the United States.  Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings.  In addition, the Operating Partnership may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain, which might otherwise result from the sales.

When evaluating potential acquisitions, developments and dispositions, the Operating Partnership generally considers the following factors:

•                  strategically targeted markets;

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

•                  purchase prices and yields of available existing stabilized communities, if any;

•                  competition from existing multifamily properties, residential properties under development and the potential for the construction of new multifamily properties in the area; and

•                  opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition and development strategies.  In addition, when feasible, the Operating Partnership may structure these transactions as tax deferred exchanges.

Debt and Equity Activity

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2005 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capital Structure as of December 31, 2005
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,379,289	45%
Unsecured Debt		3,442,784	45%
Lines of Credit		769,000	10%
Total Debt		$7,591,073	100%	37%

Total OP Units	309,960,589
OP Unit Equivalents (see below)	1,650,760
Total outstanding at quarter-end	311,611,349
EQR Common Share Price at December 31, 2005	$39.12
		$12,190,236	96%
Perpetual Preference Units/Interests (see below)		515,500	4%
Total Equity		$12,705,736	100%	63%

Total Market Capitalization		$20,296,809		100%

Convertible Preference Units/Interests as of December 31, 2005
(Amounts in thousands except for unit/interest and per unit/interest amounts)
Series	Redemption Date	Outstanding Units/Interests	Liquidation Value	Annual Dividend Rate Per Unit/Interest	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	529,096	$13,228	$1.75	$926		1.1128	588,778
7.00% Series H	6/30/98	34,734	868	1.75	61		1.4480	50,295
Preference Interests:
7.625% Series H (1)	3/23/06	190,000	9,500	3.8125	724		1.5108	287,052
7.625% Series I	6/22/06	270,000	13,500	3.8125	1,029		1.4542	392,634
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units/Interests		1,261,197	$48,780		$3,632	7.44%		1,650,760

Perpetual Preference Units/Interests as of December 31, 2005
(Amounts in thousands except for unit/interest and per unit/interest amounts)
Series	Redemption Date	Outstanding Units/Interests	Liquidation Value	Annual Dividend Rate Per Unit/Interest	Annual Dividend Amount	Weighted Average Rate
Preference Units:
9 1/8% Series C	9/9/06	460,000	$115,000	$22.8125	$10,494
8.60% Series D	7/15/07	700,000	175,000	21.50	15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Preference Interests:
7.875% Series G (1)	3/21/06	510,000	25,500	3.9375	2,008
Total Perpetual Preference Units/Interests		3,270,000	$515,500		$41,417	8.03%

(1)          The Series G and H Preference Interests were called for redemption on February 10, 2006 to be effective March 21, 2006 and March 23, 2006, respectively. See Note 3 in the notes to consolidated financial statements for additional discussion.

Debt and Equity Offerings For the Years Ended December 31, 2005, 2004 and 2003

During 2005:

•                  The Operating Partnership issued $500.0 million of ten and one-half year 5.125% unsecured fixed rate notes (the “March 2016 Notes”) in a public debt offering in September 2005.  The March 2016 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2016 Notes are due March 15, 2016 with interest payable semiannually in arrears on March 15 and September 15, commencing March 15, 2006.  The Operating Partnership received net proceeds of approximately $496.2 million in connection with this issuance.

•                  EQR issued 2,248,744 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $54.9 million.

•                  EQR issued 286,751 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $8.3 million.

During 2004:

•                  The Operating Partnership issued $300.0 million of five-year 4.75% unsecured fixed rate notes (the “June 2009 Notes”) in a public debt offering in June 2004.  The June 2009 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The June 2009 Notes are due June 15, 2009 with interest payable semiannually in arrears on June 1 and December 1, commencing December 1, 2004.  The Operating Partnership received net proceeds of approximately $296.8 million in connection with this issuance.

•                  The Operating Partnership issued $500.0 million of ten-year 5.25% unsecured fixed rate notes (the “September 2014 Notes”) in a public debt offering in September 2004.  The September 2014 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The September 2014 Notes are due September 15, 2014 with interest payable semiannually in arrears on September 1 and March 1, commencing March 1, 2005.  The Operating Partnership received net proceeds of approximately $496.1 million in connection with this issuance.

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

During 2003:

•                  The Operating Partnership issued $400.0 million of ten-year 5.20% unsecured fixed rate notes (the “April 2013 Notes”) in a public debt offering in March 2003.  The April 2013 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The April 2013 Notes are due April 1, 2013 with interest payable semiannually in arrears on April 1 and October 1, commencing October 1, 2003.  The Operating Partnership received net proceeds of approximately $397.5 million in connection with this issuance.

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

                        EQR contributed all of the net proceeds of the above equity offerings to the Operating Partnership in exchange for OP Units or preference units.

As of March 1, 2006, $580.0 million in debt securities remains available for issuance by the Operating Partnership under a registration statement the SEC declared effective in June 2003 and $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

Cumulative through December 31, 2005, a subsidiary of ERPOP issued and has outstanding various series of Preference Interests (the “Preference Interests”) with an equity value of $60.0 million receiving net proceeds of $58.5 million.

Credit Facilities

On April 1, 2005, the Operating Partnership obtained a new three-year $1.0 billion unsecured revolving credit facility maturing May 29, 2008, and terminated the $700.0 million credit facility that was scheduled to expire on May 29, 2005.  The Operating Partnership has the ability to increase available borrowings up to $500.0 million under certain circumstances.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

On August 30, 2005, the Operating Partnership obtained a new one-year $600.0 million revolving credit facility maturing on August 29, 2006.  EQR had guaranteed this credit facility up to the maximum amount and for its full term.  The Operating Partnership terminated this short-term revolving credit facility on January 20, 2006.

As of December 31, 2005 and December 31, 2004, $769.0 million and $150.0 million, respectively, was outstanding and $50.2 million and $65.4 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facilities.  During the years ended December 31, 2005 and December 31, 2004, the weighted average interest rate on borrowings under the lines of credit were 3.80% and 1.73%, respectively.

Competition

All of the Operating Partnership’s properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership’s ability to lease units at the properties or at any newly acquired properties and on the rents charged.  The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership’s managers.  In addition, other forms of rental properties and single-family housing provide housing alternatives to potential residents of multifamily properties.  See Item 1A Risk Factors for additional information with respect to competition.

Environmental Considerations

See Item 1A Risk Factors for information concerning the potential effects of environmental regulations on our operations.

Item 1A.  Risk Factors

General

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

The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our preference interests (“Interests”) of a subsidiary of ERP Operating Limited Partnership; preference units (“Units”); or units of limited partnership interest (“OP Units”) of ERP Operating Limited Partnership.  In this section, we refer to the Interests, Units and the OP Units together as our “securities,” and the investors who own Interests, Units and/or OP Units as our “security holders.”

Our Performance and OP Unit Value are Subject to Risks Associated with the Real Estate Industry

General

Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our properties.  These factors include changes in the national, regional and local economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other available multifamily property owners and changes in market rental rates.  Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time.  Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

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

New Acquisitions, Developments and/or Condominium Conversion Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to actively acquire and develop multifamily properties for rental operations and/or specifically to convert directly into condominiums as well as upgrade and sell existing properties as individual condominiums.  We may underestimate the costs necessary to bring an acquired or condominium conversion property up to standards established for its intended market position or to develop a property.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price we expect to sell individual condominiums.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We also plan to develop more properties ourselves in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market.  This may increase the overall level of risk associated with developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Changes in Laws and Litigation Risk Could Affect Our Business

We are generally not able to pass through to our residents under existing leases real estate or other federal, state or local taxes.  Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders.  Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions on our securities.

As the largest owner of multifamily properties, we may become involved in legal proceedings, including but not limited to, proceedings related to consumer, employment, tort and commercial legal issues, that if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.

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

Insurance Policy Deductibles and Exclusions

In order to partially mitigate the substantial increase in insurance costs in recent years, management has determined to gradually increase deductible and self-insured retention amounts.  As of December 31, 2005, the Operating Partnership’s property insurance policy (for Wholly Owned Properties) provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with any excess losses being covered by insurance.  Any earthquake and named windstorm losses are subject to a deductible of 2% (5% for California earthquakes) of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention.  The Operating Partnership’s liability and worker’s compensation policies at December 31, 2005, provide for a $1.0 million per occurrence deductible. These higher deductible and self-insured retention amounts do expose the Operating Partnership to greater potential uninsured losses, such as the property damage caused by hurricanes and other natural disasters, but management believes the savings in insurance premium expense justifies this increased exposure over the long-term.

As a result of the terrorist attacks of September 11, 2001, property insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies.  While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive and deductibles are very high.  Additionally, the terrorism insurance coverage that is available typically excludes coverage for losses from nuclear, biological and chemical attacks.  At the present time, the Operating Partnership has determined that it is not economically prudent to obtain property terrorism insurance for its entire portfolio to the extent otherwise available, especially given the significant risks that are not covered by such insurance.  As of December 31, 2005, the Operating Partnership’s high-rise properties were insured for $300 million in terrorism insurance coverage, with a $2.5 million deductible.  In the event of a terrorist attack impacting one or more of the properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.  The Operating Partnership believes, however, that the number and geographic diversity of its portfolio and its high-rise terrorism insurance coverage help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preference Interests and Units Could Adversely Affect Our Performance

General

The Operating Partnership’s total debt summary, as of December 31, 2005, included:

Debt Summary
	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,379	5.63%
Unsecured	4,212	5.89%
Total	$7,591	5.76%

Fixed Rate	$5,700	6.32%
Floating Rate	1,891	3.75%
Total	$7,591	5.76%

Above Totals Include:
Tax Exempt:
Fixed	$135	4.02%
Floating	629	2.95%
Total	$764	3.25%

Unsecured Revolving Credit Facility	$769	3.80%

(1) Net of the effect of any derivative instruments.

In addition to debt, we have $564.3 million of combined liquidation value of outstanding preference interests and units, with a weighted average dividend preference of 7.98% per annum, as of December 31, 2005.  Our use of debt and preferred equity financing creates certain risks, including the following:

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.  As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.  The Operating Partnership’s debt maturity schedule as of December 31, 2005 is as follows:

Debt Maturity Schedule
Year	$ Millions	% of Total
2006 (1)	$774	10.2%
2007	389	5.1%
2008 (2)	1,175	15.5%
2009	862	11.4%
2010	264	3.5%
2011	805	10.6%
2012	537	7.1%
2013	568	7.5%
2014	505	6.6%
2015+	1,712	22.5%
Total	$7,591	100.0%

(1) Includes $150.0 million of 7.57% unsecured debt with a final maturity of 2026 that is putable in 2006. Also includes $215.0 million outstanding on the Operating Partnership’s short-term $600.0 million unsecured revolving credit facility. This facility was terminated on January 20, 2006 in conjunction with the Operating Partnership’s $400.0 million unsecured note issuance which closed on January 19, 2006.

(2) Includes $554.0 million outstanding on the Operating Partnership’s long term unsecured revolving credit facility, which matures on May 29, 2008.

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

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur indebtedness.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material indebtedness.  Our most restrictive unsecured public debt covenants as of December 31, 2005 and 2004, respectively, are (terms are defined in the indentures):

Selected Unsecured Public Debt Covenants
	December 31,	December 31,
	2005	2004
Total Debt to Adjusted Total Assets (not to exceed 60%)	44.9%	42.5%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	20.0%	20.8%

Consolidated Income Available For Debt Service To Maximum Annual Service Charges (must be at least 1.5 to 1)	2.84	2.97

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	261.4%	278.1%

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our Consolidated Debt-to-Total Market Capitalization Ratio was 37% as of December 31, 2005. Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates.  We may also borrow additional money with variable interest rates in the future.  Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt.  Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders.  We use interest hedging arrangements to manage our exposure to interest rate volatility, but these arrangements may expose us to additional risks, and no strategy can completely insulate us from risks associated with interest rate fluctuations.  There can be no assurance that our hedging arrangements will have the desired beneficial impact and may involve costs, such as transaction fees or breakage costs, if we terminate them.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of EQR’s Board of Trustees, Samuel Zell, and EQR’s executive officers, particularly David J. Neithercut, EQR’s President and Chief Executive Officer and Gerald A. Spector, EQR’s Chief Operating Officer.  If they resign, our operations could be temporarily adversely affected.  Mr. Zell has entered into executive compensation and retirement benefit agreements with the Company.  Mr. Spector has entered into a Deferred Compensation Agreement with the Company that under certain conditions could provide him with a salary benefit after his termination of employment with the Company.  In addition, Mr. Zell and Mr. Spector have entered into Noncompetition Agreements with the Company.

In the event EQR’s Chairman of the Board and/or CEO are unable to serve, (i) the Lead Trustee shall automatically be appointed to serve as the interim successor to the Chairman, (ii) the Chairman shall automatically be appointed to serve as the interim successor to the CEO and (iii) the Chair of the Compensation Committee of the Board will immediately call a meeting of the Committee to recommend to the full Board the selection of a permanent replacement for either or both positions, as necessary.

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

Our Success is Dependent on our General Partner’s Compliance With Federal Income Tax Requirements

We rely to a significant extent upon our general partner, EQR, as our source of equity capital.  EQR is required to satisfy numerous technical requirements to remain qualified as a REIT for federal income tax purposes.  EQR’s failure to qualify as a REIT could have a material adverse impact upon its, and consequently our, ability to raise equity capital.  Please see the “Risk Factors-Our Success as a REIT is Dependent on Compliance with Federal Income Tax Requirements” and “Federal Income Tax Considerations” sections in EQR’s Annual Report on Form 10-K for a discussion of these federal income tax considerations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2005, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 926 properties in 31 states and the District of Columbia consisting of 197,404 units.  The Operating Partnership’s properties are more fully described as follows:

Type	Properties	Units	Average Units	December 31, 2005 Occupancy
Garden	568	150,337	265	93.9%
Mid/High-Rise	57	15,896	279	94.5%
Ranch	300	27,478	92	91.8%
Military Housing	1	3,693	3,693	95.3%
Total	926	197,404

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

The following tables set forth certain information by type and state relating to the Operating Partnership’s properties (occupancy information excludes condominium conversion, development and unstabilized acquired properties) at December 31, 2005:

GARDEN-STYLE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2005 Occupancy
Arizona	43	11,676	5.91%	95.1%
California	97	24,495	12.41	94.2
Colorado	27	8,560	4.33	94.3
Connecticut	20	2,528	1.28	92.4
Florida	71	21,725	11.01	95.0
Georgia	30	9,605	4.87	94.1
Illinois	7	2,360	1.20	92.5
Maine	5	672	0.34	85.8
Maryland	21	5,145	2.61	91.7
Massachusetts	36	5,094	2.58	93.5
Michigan	4	1,114	0.56	91.4
Minnesota	17	3,819	1.93	93.4
Missouri	1	192	0.10	95.8
New Hampshire	1	390	0.20	80.7
New Jersey	4	1,402	0.71	93.6
New Mexico	2	369	0.19	92.6
New York	1	300	0.15	95.6
North Carolina	27	7,491	3.79	93.7
Oklahoma	7	1,828	0.93	94.5
Oregon	10	3,604	1.83	94.4
Rhode Island	5	778	0.39	94.2
Tennessee	9	2,603	1.32	93.3
Texas	65	19,987	10.12	94.1
Virginia	14	4,491	2.28	93.7
Washington	41	9,423	4.77	93.9
Wisconsin	3	686	0.35	92.8

Total Garden-Style	568	150,337	76.16%
Average Garden-Style		265		93.9%

MID-RISE/HIGH RISE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2005 Occupancy
California	3	682	0.35%	97.3%
Colorado	1	339	0.17	85.4
Connecticut	1	263	0.13	93.5
Florida	3	653	0.33	96.5
Georgia	3	854	0.43	93.5
Illinois	2	927	0.47	95.7
Massachusetts	12	3,470	1.76	94.5
Minnesota	1	163	0.08	88.3
New Jersey	5	1,366	0.69	95.2
New York	5	1,822	0.92	97.0
Texas	3	596	0.30	95.8
Virginia	6	2,599	1.32	93.9
Washington	10	2,012	1.02	93.4
Washington, D.C.	2	150	0.08	90.0

Total Mid-Rise/High-Rise	57	15,896	8.05%
Average Mid-Rise/High-Rise		279		94.5%

RANCH-STYLE PROPERTIES

Florida	86	8,112	4.11%	95.0%
Georgia	53	4,413	2.24	92.4
Indiana	40	3,877	1.96	90.5
Kentucky	19	1,533	0.78	90.6
Maryland	4	414	0.21	89.3
Michigan	17	1,536	0.78	87.4
Ohio	72	6,791	3.44	90.3
Pennsylvania	5	469	0.24	88.0
South Carolina	2	187	0.09	88.7
Tennessee	2	146	0.07	95.9

Total Ranch-Style	300	27,478	13.92%
Average Ranch-Style		92		91.8%

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,693	1.87%	95.3%

Total Military Housing	1	3,693	1.87%
Average Military Housing		3,693		95.3%

Total Residential Portfolio	926	197,404	100%

The properties currently in various stages of development at December 31, 2005 are included in the following table.

CONSOLIDATED DEVELOPMENT PROJECTS as of December 31, 2005

(Amounts in thousands except for project and unit amounts)

Projects	Location	Units	Total Capital Cost (1)	Total Book Value to Date (1) (2)	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development
2400 M Street	Washington, D.C.	359	$111,947	$104,336	97%	—	—	2Q 2006	3Q 2007
Union Station	Los Angeles, CA	278	62,030	46,343	73%	—	—	2Q 2006	4Q 2006
Bella Vista III (3)	Woodland Hills, CA	264	71,139	35,315	26%	—	—	4Q 2006	3Q 2007
Vintage	Ontario, CA	300	52,412	17,105	9%	—	—	1Q 2007	4Q 2007
Highland Glen II (3)	Westwood, MA	102	21,620	1,997	1%	—	—	1Q 2007	4Q 2007
Silver Spring	Silver Spring, MD	457	145,224	19,091	1%	—	—	1Q 2008	4Q 2009

Total Projects Under Development		1,760	464,372	224,187

Completed Not Stabilized
Indian Ridge	Waltham, MA	264	47,032	44,840	100%	78%	72%	Completed	3Q 2006

Total Projects Completed Not Stabilized		264	47,032	44,840

Completed And Stabilized During the Fourth Quarter
1210 Massachusetts Ave (Sovereign Park)	Washington, D.C.	144	39,702	39,527	100%	93%	92%	Completed	Stabilized

Total Projects Completed And Stabilized During the Fourth Quarter		144	39,702	39,527

Total Projects	8	2,168	$551,106	$308,554

(1) Total capital cost represents estimated development cost for projects under development and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all completed projects.

(2) Of the total book value to date, $83.8 million has been transferred to land and depreciable property and $224.8 million is currently reflected as construction in progress (“CIP”). The remaining $180.5 million of CIP represents land held for future development and related costs and land and related development costs for uncompleted condominium projects.  Of the $242.6 million remaining to be invested, $55.5 million will be funded through third party construction mortgages.

(3) Projects are wholly owned. All others are partially owned.

Item 3.  Legal Proceedings

The Operating Partnership tried a class action lawsuit in Palm Beach County, Florida during the last week of August of 2004 which challenged the assessment and collection of certain lease termination fees.  The case has been settled, subject to court approval.  The Operating Partnership will pay $1.7 million into a class fund, $1.629 million of which was previously accrued during 2004.  In addition, the Operating Partnership will pay $325,000 to reimburse class counsel for its out of pocket expenses, plus $2.55 million in attorney’s fees.  Costs of claims administration will be approximately $100,000.  An accrual for these additional potential payments was recorded in the fourth quarter of 2005.  Preliminary court approval of the settlement was obtained in February of 2006 and final judgment is expected in the second quarter of 2006.

The Operating Partnership does not believe there is any other litigation pending or threatened against the Operating Partnership which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for the OP Units.

The following table sets forth, for the years indicated, the distributions paid on the Operating Partnership’s OP Units:

	Distributions
	2005	2004

Fourth Quarter Ended December 31,	$0.4425	$0.4325
Third Quarter Ended September 30,	$0.4325	$0.4325
Second Quarter Ended June 30,	$0.4325	$0.4325
First Quarter Ended March 31,	$0.4325	$0.4325

The number of record holders of OP Units and Junior Convertible Preference Units in the Operating Partnership at February 3, 2006, were 583 and 1, respectively.  The number of outstanding OP Units and Junior Convertible Preference Units as of February 3, 2006 were 310,836,063 and 7,367 respectively.  The Operating Partnership did not repurchase any of its OP Units during the year ended December 31, 2005.

Certain information related to EQR’s equity compensation plans is set forth in Item 8, Notes 14 and 15.

OP Units Issued in the Quarter Ended December 31, 2005

The Operating Partnership issued 330,742 OP Units having a value of $12.7 million to its limited partners during the fourth quarter ended December 31, 2005.

These OP Units were issued in exchange for direct or indirect interests in multifamily properties in private placement transactions under section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR and the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance.  Information with respect to unregistered OP Unit sales for the first three quarters of 2005 is contained in the Operating Partnership’s quarterly reports on Form 10-Q relating to such quarters.

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

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per OP Unit and property data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA:

Total revenues from continuing operations	$1,954,937	$1,753,824	$1,581,021	$1,558,622	$1,589,764

Interest and other income	$68,517	$8,957	$15,512	$14,624	$21,774

Income from continuing operations	$222,716	$169,614	$178,488	$196,819	$254,198

Net gain on sales of discontinued operations	$697,655	$318,443	$310,706	$104,296	$148,906

Discontinued operations, net	$11,676	$36,107	$89,311	$147,060	$104,580

Net income	$932,047	$524,164	$578,505	$448,175	$506,414

Net income available to OP Units	$866,306	$449,811	$461,297	$351,024	$394,971

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.51	$0.32	$0.21	$0.34	$0.49
Net income available to OP Units	$2.83	$1.50	$1.57	$1.19	$1.36
Weighted average OP Units outstanding	306,579	300,683	294,523	294,637	291,362

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.51	$0.31	$0.21	$0.33	$0.48
Net income available to OP Units	$2.79	$1.48	$1.55	$1.18	$1.34
Weighted average OP Units outstanding	310,785	303,871	297,041	297,969	295,213

Distributions declared per OP Unit outstanding	$1.74	$1.73	$1.73	$1.73	$1.68

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$16,590,370	$14,852,621	$12,874,379	$13,046,263	$13,016,183
Real estate, after accumulated depreciation	$13,702,230	$12,252,794	$10,578,366	$10,934,246	$11,297,338
Total assets	$14,098,945	$12,645,275	$11,466,893	$11,810,917	$12,235,625
Total debt	$7,591,073	$6,459,806	$5,360,489	$5,523,699	$5,742,758
Minority Interests	$16,965	$9,557	$9,903	$9,811	$4,078
Partners’ capital	$5,800,558	$5,598,553	$5,606,467	$5,798,615	$6,045,694

OTHER DATA:
Total properties (at end of period)	926	939	968	1,039	1,076
Total apartment units (at end of period)	197,404	200,149	207,506	223,591	224,801

Funds from operations available to OP Units - basic (1)(2)	$784,625	$651,741	$640,390	$719,265	$706,294

Cash flow provided by (used for):
Operating activities	$714,291	$717,750	$744,319	$888,263	$889,668
Investing activities	$(607,961)	$(565,968)	$334,028	$(48,622)	$57,429
Financing activities	$(101,007)	$(117,856)	$(1,058,643)	$(861,369)	$(919,266)

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership’s ability to control its subsidiaries other than entities owning interests in the Unconsolidated Properties and certain other entities in which it has investments, each such subsidiary entity has been consolidated with the Operating Partnership for financial reporting purposes.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Privat e Securities Litigation Reform Act of 1995.  The statements are based on current expectations, estimates, projections and assumptions made by management.  While the Operating Partnership’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The Operating Partnership assumes no obligation to update or supplement forward-looking statements because of subsequent events.  Factors that might cause such differences include, but are not limited to, the following:

•                  We intend to actively acquire and develop multifamily properties for rental operations and/or conversion into condominiums, as well as upgrade and sell existing properties as individual condominiums.  We may underestimate the costs necessary to bring an acquired or condominium conversion property up to standards established for its intended market position or to otherwise develop a property.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual condominiums.  Upon conversion of properties to condominiums, we have increased our risk related to construction performed during the conversion.  Condominium associations may assert that the construction performed was defective, resulting in litigation and/or settlement discussions.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We also plan to develop more properties ourselves in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market.  This may increase the overall level of risk associated with our developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the years ended December 31, 2005 and December 31, 2004.  In summary, we:

Year Ended December 31, 2005:

•                  Acquired $2.5 billion of apartment properties consisting of forty-one properties and 12,059 units, and $138.3 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $1.4 billion of apartment properties consisting of 50 properties and 12,848 units, as well as 2,241 condominium units for $593.3 million and five land parcels for $108.3 million.

Year Ended December 31, 2004:

•                  Acquired $900.8 million of apartment properties consisting of twenty-four properties and 6,182 units, as well as $12.4 million of land parcels; and

•                  Sold $787.8 million of apartment properties consisting of fifty-six properties and 14,159 units as well as 977 condominium units for $177.3 million and two land parcels for $27.9 million.

The Operating Partnership’s primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”).  NOI represents rental income less property and maintenance expense, real estate tax and insurance expense, and property management expense.  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.

Properties that the Operating Partnership owned for all of both 2005 and 2004 (the “2005 Same Store Properties”), which represented 154,854 units, impacted the Operating Partnership’s results of operations.  Properties that the Operating Partnership owned for all of both 2004 and 2003 (the “2004 Same Store Properties”), which represented 162,201 units, also impacted the Operating Partnership’s results of operations.  Both the 2005 Same Store Properties and 2004 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property and variable interest entity activities also impacted overall results of operations for the years ended December 31, 2005 and 2004.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

For the year ended December 31, 2005, income from continuing operations increased by approximately $53.1 million when compared to the year ended December 31, 2004.  The increase in continuing operations is discussed below.

Revenues from the 2005 Same Store Properties increased $61.9 million primarily as a result of lower concessions provided residents and a slight increase in average rent per unit and occupancy rates.  Expenses from the 2005 Same Store Properties increased $36.2 million primarily due to higher payroll, utility costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the 2005 Same Store Properties:

Year 2005 vs. Year 2004 Year over Year Same-Store Results
$ in Millions – 154,854 Same-Store Units
Description	Revenues	Expenses (1)	NOI

2005	$1,636.7	$678.2	$958.5
2004	$1,574.8	$642.0	$932.8
Change	$61.9	$36.2	$25.7
Change	3.9%	5.6%	2.8%

(1)   Year 2005 expenses exclude $11.1 million of uninsured property damage caused by Hurricane Wilma.  Year 2004 expenses exclude $15.2 million of uninsured property damage caused by Hurricanes Charley, Frances, Ivan and Jeanne.

Same-Store Occupancy Statistics

Year 2005	94.1%
Year 2004	93.5%
Change	0.6%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2005 Same Store Properties.

	Year Ended December 31,
	2005	2004
	(Amounts in millions)

Operating income	$511.9	$490.5
Adjustments:
Insurance (1)	11.1	15.2
Non-same store operating results	(143.2)	(64.6)
Fee and asset management revenue	(11.1)	(11.8)
Fee and asset management expense	9.9	8.8
Depreciation	508.1	445.4
General and administrative	71.8	49.3

Same store NOI	$958.5	$932.8

(1) Hurricane property damage net of reimbursement from insurance company.

For properties that the Operating Partnership acquired prior to January 1, 2005 and expects to continue to own through December 31, 2006, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2006:

2006 Same-Store Assumptions
Physical Occupancy	94.5%
Revenue Change	4.75% to 5.75%
Expense Change	4.25% to 5.25%
NOI Change	4.50% to 6.50%

These 2006 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $78.6 million and consist primarily of properties acquired in calendar years 2005 and 2004 as well as our corporate housing business.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $1.7 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2005 and 2004, the Operating Partnership managed 16,269 units and 17,988 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $7.2 million or 9.4%.  This increase is primarily attributable to higher overall payroll costs including bonuses, long-term compensation costs and an increase of the Operating Partnership’s match for employee 401(k) contributions.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $62.8 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $22.5 million between the periods under comparison.  This increase was primarily due to higher executive compensation expense due to severance costs of $9.8 million for several EQR executive officers, $7.9 million of additional accruals specific to performance shares for selected EQR executive officers and a $2.5 million profit sharing accrual to be paid in the first quarter of 2006.  The Operating Partnership anticipates that general and administrative expenses will approximate $50.0 million for the year ending December 31, 2006.  The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $59.6 million, primarily as a result of the $57.1 million in cash received for the Operating Partnership’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $56.2 million primarily as a result of higher overall debt balances as well as higher variable interest rates.  During the year ended December 31, 2005, the Operating Partnership capitalized interest costs of approximately $13.7 million as compared to $14.0 million for the year ended December 31, 2004.  This capitalization of interest primarily relates to consolidated projects under development.  The effective interest cost on all indebtedness for the year ended December 31, 2005 was 6.16% as compared to 5.87% for the year ended December 31, 2004.

Income (loss) from investments in unconsolidated entities increased approximately $7.8 million between the periods under comparison.  This increase is primarily the result of consolidation of properties that were previously unconsolidated in the first quarter of 2004.

Net gain on sales of unconsolidated entities decreased $3.3 million, primarily due to a decrease in the number of unconsolidated entities sold.

Net gain on sales of land parcels increased $24.8 million, primarily due to an increase in the number of land parcels sold and large gains recorded on two land parcels located in Tyson’s Corner, Virginia.

Net gain on sales of discontinued operations increased approximately $379.2 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the year ended December 31, 2005 as compared to the same period in 2004 as well as higher condominium sales.  The Operating Partnership recognized $91.6 million and $32.1 million of net incremental gain on sales of condominium units (net of provision for income taxes) for the years ended December 31, 2005 and 2004, respectively.

Discontinued operations, net, decreased approximately $24.4 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after December 31, 2004 will include a full period’s results in the year ended December 31, 2004 but minimal to no results in the year ended December 31, 2005.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

For the year ended December 31, 2004, income from continuing operations decreased by approximately $8.9 million when compared to the year ended December 31, 2003 due to the reasons noted below.

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

2004 vs. 2003 Year over Year Same-Store Results
$ in Millions – 162,201 Same-Store Units
Description	Revenues	Expenses (1)	NOI

2004	$1,613.5	$653.5	$960.0
2003	$1,599.4	$631.0	$968.4
Change	$14.1	$22.5	$(8.4)
Change	0.9%	3.6%	(0.9)%

(1)   Year 2004 expenses exclude $15.2 million of uninsured property damage caused by Hurricanes Charley, Frances, Ivan and Jeanne.

Same-Store Occupancy Statistics

Year 2004	93.3%
Year 2003	93.0%
Change	0.3%

Non-same store operating results are primarily from newly acquired properties not yet included as 2004 Same Store Properties and the consolidation of all previously unconsolidated development projects.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $4.2 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2004 and 2003, the Operating Partnership managed 17,988 units and 18,475 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses increased by approximately $7.0 million or 10.1%.  This increase is primarily attributable to higher payroll costs, including bonuses and long-term compensation costs as well as severance costs for certain employees.  In addition, the property management company experienced slightly higher costs for travel, temporary help, internal conferences and legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $62.4 million primarily as a result of the consolidation of previously unconsolidated projects and properties acquired after December 31, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and also due to additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $12.3 million between the periods under comparison.  This increase was primarily due to the costs of consulting services rendered to increase operating efficiencies and increased litigation and internal control costs partially offset by $1.4 million of immediate expense recognition related to EQR options granted in the first quarter of 2003 to EQR’s former chief executive officer.   Consulting services were contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.

The Operating Partnership recorded impairment charges on its technology investments of approximately $1.2 million for the year ended December 31, 2003.  See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations decreased approximately $6.6 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $12.7 million.  This increase was primarily attributable to increases in mortgage and unsecured note balances and lower capitalized interest.  During the year ended December 31, 2004, the Operating Partnership capitalized interest costs of approximately $14.0 million as compared to $20.6 million for the year ended December 31, 2003.  This capitalization of interest primarily related to equity investments in Partially Owned Properties (consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2004 was 5.87% as compared to 6.36% for the year ended December 31, 2003.

Loss from investments in unconsolidated entities decreased approximately $2.8 million between the periods under comparison.  This decrease is primarily the result of consolidation of properties that were previously unconsolidated, partially offset by an increase in realized losses on the settlement of derivative instruments.

Net gain on sales of discontinued operations increased approximately $7.7 million between the periods under comparison.  This increase is primarily the result of an increase in the number of condominium units sold.

Discontinued operations, net, decreased approximately $53.2 million between the periods under comparison.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2005

As of January 1, 2005, the Operating Partnership had approximately $83.5 million of cash and cash equivalents and $484.6 million available under its line of credit (net of $65.4 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2005 was approximately $88.8 million and the amount available on the Operating Partnership’s line of credit was $780.8 million (net of $50.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the year ended December 31, 2005, the Operating Partnership generated proceeds from various transactions, which included the following:

•      Disposed of fifty-six properties (including various individual condominium units) and five land parcels and received net proceeds of approximately $2.0 billion;

•      Obtained $496.2 million in net proceeds from the issuance of $500.0 million of ten and one-half year 5.125% fixed rate public notes;

•      Obtained $280.1 million in new mortgage financing;

•      Obtained $57.1 million for its ownership interest in Rent.com;

•      Received $25.0 million in full redemption of 1,000,000 shares of Wellsford 8.25% Convertible Trust Preferred Securities; and

•      Issued approximately 2.5 million OP Units and received net proceeds of $63.1 million.

During the year ended December 31, 2005, the above proceeds were primarily utilized to:

•      Acquire forty-one properties and seven land parcels (including one additional unit at one property), utilizing cash of $2.2 billion;

•      Repay $470.4 million of mortgage loans;

•     Repay $194.3 million of fixed rate public notes;

•     Redeem or repurchase the Series B through F Preference Interests at a liquidation value of $146.0 million;

•     Redeem the Series B Preference Units at a liquidation value of $125.0 million; and

•     Invest $180.0 million primarily in development projects.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  EQR did not repurchase any of its Common Shares during the year ended December 31, 2005 but did repurchase $31.5 million (719,800 shares at an average price per share of $43.76) during February 2006 to offset the issuance of 661,962 OP Units to limited partners in connection with a property acquisition and to partially offset EQR restricted shares granted in February 2006.  EQR is authorized to repurchase approximately $553.5 million of additional Common Shares.  The Operating Partnership in turn would repurchase $553.5 million of its OP Units held by EQR.

The Operating Partnership’s total debt summary and debt maturity schedule as of December 31, 2005, are as follows:

Debt Summary
	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,379	5.63%
Unsecured	4,212	5.89%
Total	$7,591	5.76%

Fixed Rate	$5,700	6.32%
Floating Rate	1,891	3.75%
Total	$7,591	5.76%

Above Totals Include:
Tax Exempt
Fixed	$135	4.02%
Floating	629	2.95%
Total	$764	3.25%

Unsecured Revolving Credit Facility	$769	3.80%

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule
Year	$ Millions	% of Total
2006 (1)	$774	10.2%
2007	389	5.1%
2008 (2)	1,175	15.5%
2009	862	11.4%
2010	264	3.5%
2011	805	10.6%
2012	537	7.1%
2013	568	7.5%
2014	505	6.6%
2015+	1,712	22.5%
Total	$7,591	100.0%

(1) Includes $150.0 million of 7.57% unsecured debt with a final maturity of 2026 that is putable in 2006.  Also includes $215.0 million outstanding on the Operating Partnership’s short-term $600.0 million unsecured revolving credit facility.  This facility was terminated on January 20, 2006 in conjunction with the Operating Partnership’s $400.0 million unsecured note issuance which closed on January 19, 2006.

(2) Includes $554.0 million outstanding on the Operating Partnership’s long-term unsecured revolving credit facility which matures on May 29, 2008.

As of March 1, 2006, $580.0 million in debt securities remained available for issuance by the Operating Partnership under a registration statement the SEC declared effective in June 2003 and $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2005 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference interests/units; and (iii) the liquidation value of all perpetual preference interests/units outstanding.

Capital Structure as of December 31, 2005
(Amounts in thousands except for unit and per unit amounts)
Secured Debt		$3,379,289	45%
Unsecured Debt		3,442,784	45%
Lines of Credit		769,000	10%
Total Debt		$7,591,073	100%	37%

Total OP Units	309,960,589
OP Unit Equivalents (see below)	1,650,760
Total outstanding at quarter-end	311,611,349
EQR Common Share Price at December 31, 2005	$39.12
		$12,190,236	96%
Perpetual Preference Units/Interests (see below)		515,500	4%
Total Equity		$12,705,736	100%	63%

Total Market Capitalization		$20,296,809		100%

Convertible Preference Units/Interests as of December 31, 2005
(Amounts in thousands except for unit/interest and per unit/interest amounts)
Series	Redemption Date	Outstanding Units/Interests	Liquidation Value	Annual Dividend Rate Per Unit/Interest	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	529,096	$13,228	$1.75	$926		1.1128	588,778
7.00% Series H	6/30/98	34,734	868	1.75	61		1.4480	50,295
Preference Interests:
7.625% Series H (1)	3/23/06	190,000	9,500	3.8125	724		1.5108	287,052
7.625% Series I	6/22/06	270,000	13,500	3.8125	1,029		1.4542	392,634
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units/Interests		1,261,197	$48,780		$3,632	7.44%		1,650,760

Perpetual Preferred Equity as of December 31, 2005
(Amounts in thousands except for unit/interest and per unit/interest amounts)
Series	Redemption Date	Outstanding Units/Interests	Liquidation Value	Annual Dividend Rate Per Unit/Interest	Annual Dividend Amount	Weighted Average Rate
Preference Units:
9 1/8% Series C	9/9/06	460,000	$115,000	$22.8125	$10,494
8.60% Series D	7/15/07	700,000	175,000	21.50	15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Preference Interests:
7.875% Series G (1)	3/21/06	510,000	25,500	3.9375	2,008
Total Perpetual Preference Units/Interests		3,270,000	$515,500		$41,417	8.03%

(1)   The Series G and H Preference Interests were called for redemption or February 10, 2006 to be effective March 21, 2006 and March 23, 2006, respectively.  See Note 3 in the notes to consolidated financial statements for additional discussion.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $16.6 billion in investment in real estate on the Operating Partnership’s balance sheet at December 31, 2005, $10.8 billion or 65.3%, was unencumbered.

As of March 1, 2006, the Operating Partnership has a revolving credit facility with potential borrowings of up to $1.0 billion. This facility matures in May 2008 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of March 1, 2006, $520.0 million was outstanding under this facility (and $54.8 million was restricted and dedicated to support letters of credit).

See Note 21 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2005.

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

•      roof replacement and major renovations;

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

All building improvements are depreciated over a five to ten-year estimated useful life.  We expense as incurred all expenditures that do not improve the value of the asset or extend its useful life.

For the year ended December 31, 2005, our actual improvements to real estate totaled approximately $232.5 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate For the Year Ended December 31, 2005
	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	145,305	$55,508	$382	$89,252	$614	$144,760	$996

New Acquisition Properties (3)	27,669	5,626	270	19,508	937	25,134	1,207

Other (4)	8,531	23,421		39,185		62,606

Total	181,505	$84,555		$147,945		$232,500

(1)   Total units exclude 15,899 unconsolidated units.

(2)   Wholly Owned Properties acquired prior to January 1, 2003.

(3)   Wholly Owned Properties acquired during 2003, 2004 and 2005.  Per unit amounts are based on a weighted average of 20,828 units.

(4)   Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $6.8 million included in building improvements spent on nine specific assets related to major renovations and repositioning of these assets.

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

(4)   Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $6.6 million included in building improvements spent on fifteen assets related to major renovations and repositioning of these assets.

The Operating Partnership expects to fund approximately $170.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, in 2006.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the year ended December 31, 2005, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, was approximately $17.6 million.  The Operating Partnership expects to fund approximately $10.8 million in total additions to non-real estate property in 2006.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2005.

Other

Total distributions paid in January 2006 amounted to $147.2 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2005.

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

•          Lexford/Other – As of December 31, 2005, the Operating Partnership has ownership interests in eleven properties containing 1,360 units acquired in a prior merger.  The current weighted average ownership percentage is 11.0%.  The Operating Partnership’s strategy with respect to these interests is either to acquire a majority ownership or sell the Operating Partnership’s interest.

As of December 31, 2005, the Operating Partnership has six projects totaling 1,760 units in various stages of development with estimated completion dates ranging through March 31, 2008.  The three development agreements currently in place have the following key terms:

•        The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value.  If the Operating Partnership chooses not to purchase the interest, the Operating Partnership must agree to a sale of the project to an unrelated third party at such value.  The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property. In connection with this development partner, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of the date of this filing, the Operating Partnership had no amounts outstanding related to this credit enhancement.  The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

In addition, the Operating Partnership has various deal-specific development agreements with partners, the terms of which are similar in nature to those described above.

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

The following table summarizes the Operating Partnership’s contractual obligations for the next five years and thereafter as of December 31, 2005:

Payments Due by Year (in thousands)
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Debt (a)	$773,735	$389,054	$1,174,724	$861,529	$264,190	$4,127,841	$7,591,073
Operating Leases:
Minimum Rent Payments (b)	5,920	4,556	4,404	4,245	3,725	4,908	27,758
Other Long-Term Liabilities:
Deferred Compensation (c)	813	813	813	1,444	1,444	16,556	21,883
Total	$780,468	$394,423	$1,179,941	$867,218	$269,359	$4,149,305	$7,640,714

(a)   Amounts include aggregate principal payments only.  The Operating Partnership paid $397,886, $348,574 and $352,391 for interest on debt, inclusive of derivative instruments, for the years ended December 31, 2005, 2004 and 2003, respectively.

(b)   Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on a ground lease for one property.

(c)   Estimated payments to EQR’s Chairman, two former CEO’s and its chief operating officer based on planned retirement dates.

Critical Accounting Policies and Estimates

The Operating Partnership’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2005 and are consistent with the year ended December 31, 2004.

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

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 and its amendments (SFAS Nos. 137/138/149) requires the Operating Partnership to make estimates and judgments that affect the fair value of the instruments.  The Operating Partnership, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Operating Partnership bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

The Company elected the “Prospective Method” which requires expensing of employee awards granted or modified after January 1, 2003.  Compensation expense under all of the EQR’s plans is generally recognized over periods ranging from three months to five years.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

Funds From Operations

For the year ended December 31, 2005, Funds From Operations (“FFO”) available to OP Units increased $132.9 million, or 20.4%, as compared to the year ended December 31, 2004. For the year ended December 31, 2004, FFO available to OP Units increased $11.4 million, or 1.8%, as compared to the year ended December 31, 2003.

The following is a reconciliation of net income to FFO available to OP Units for the years ended December 31, 2005, 2004 and 2003:

Funds From Operations (Amounts in thousands)
	Year Ended December 31,
	2005	2004	2003
Net income	$932,047	$524,164	$578,505
Adjustments:
Depreciation	508,140	445,374	383,021
Depreciation – Non-real estate additions	(5,752)	(5,574)	(7,019)
Depreciation – Partially Owned and Unconsolidated Properties	2,487	1,903	19,911
Net (gain) on sales of unconsolidated entities	(1,330)	(4,593)	(4,942)
Discontinued Operations:
Depreciation	20,818	51,209	88,548
Net (gain) on sales of discontinued operations	(697,655)	(318,443)	(310,706)
Net incremental gain on sales of condominium units	91,611	32,054	10,280

FFO (1)(2)	850,366	726,094	757,598
Preferred distributions	(57,248)	(73,236)	(96,971)
Premium on redemption of preference units/interests	(8,493)	(1,117)	(20,237)

FFO available to OP Units	$784,625	$651,741	$640,390

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market risks relating to the Operating Partnership’s financial instruments result primarily from changes in short-term LIBOR interest rates.  The Operating Partnership does not have any direct foreign exchange or other significant market risk.

The Operating Partnership’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving credit facilities.  The Operating Partnership typically incurs fixed rate debt obligations to finance acquisitions and capital expenditures, while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing.  The Operating Partnership continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment.

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

The fair values of the Operating Partnership’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were both approximately $3.6 billion at December 31, 2005.

The Operating Partnership had total outstanding floating rate debt of approximately $1.9 billion, or 24.9% of total debt at December 31, 2005, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 37 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $7.1 million.  If market rates of interest on all of the floating rate debt permanently decreased by 37 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $7.1 million.

At December 31, 2005, the Operating Partnership had total outstanding fixed rate debt of approximately $5.7 billion, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 63 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $5.2 billion.  If market rates of interest permanently decreased by 63 basis points (a 10%

decrease from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $6.3 billion.

At December 31, 2005, the Operating Partnership’s derivative instruments had a net liability fair value of approximately $6.0 million.  If market rates of interest permanently increased by 49 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $0.1 million.  If market rates of interest permanently decreased by 49 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $11.5 million.

The Operating Partnership had total outstanding floating rate debt of approximately $1.4 billion, or 21.5% of total debt at December 31, 2004, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 25 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $3.5 million.  If market rates of interest on all of the floating rate debt permanently decreased by 25 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $3.5 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2005, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)   Management’s Report on Internal Control over Financial Reporting:

ERP Operating Limited Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2005.  Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein at Item 8, page F-3.

(c)   Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, EQR’s definitive proxy statement, which EQR anticipates will be filed no later than April 14, 2006.  EQR is the general partner of and owns an approximate 93.4% ownership interest in ERPOP.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)
(1) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
(2 & 3) See Items (b) and (c) below.
(b) Exhibits:

3.1^	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.
4.1*	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee (“Indenture”).
4.2**	First Supplemental Indenture to Indenture, dated as of September 9, 2004.
4.3++++	Form of 6.69% Note due October 30, 2006.
4.4+++++	Description of 7 5/8% Notes due April 15, 2007.
4.5@	Form of 6.9% Note due August 1, 2007.
4.6@@	Form of 4.861% Note due November 30, 2007.
4.7@@@	Form of 4.75% Note due June 15, 2009.
4.8@@@@	Terms Agreement regarding 6.95% Notes due March 2, 2011.
4.9§	Terms Agreement regarding 6.625% Notes due March 15, 2012.
4.10§§	Form of 5.2% Note due April 1, 2013.
4.11§§§	Form of 5.25% Note due September 15, 2014.
4.12§§§§	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.
4.13§§§§§	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.
4.14§§§§§§	Terms Agreement regarding 7.57% Notes due August 15, 2026.
4.15++	Terms Agreement regarding 5.125% Notes due March 15, 2016.
10.1^^	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.
10.2^^	Assignment and Assumption Agreement between Equity Residential and ERP Operating Limited Partnership dated December 19, 2003.
10.3***	Noncompetition Agreement (Zell).
10.4***	Noncompetition Agreement (Spector).
10.5***	Form of Noncompetition Agreement (other officers).
10.6***	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.
10.7••

Revolving Credit Agreement dated as of April 1, 2005 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book runners, Commerzbank AG, New York and Grand Cayman Branches, Wachovia Bank, National Association, Wells Fargo Bank, N.A., Suntrust Bank, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).

10.8••	Guaranty of Payment, made as of April 1, 2005, between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.
10.9^^^^

Revolving Credit Agreement dated as of August 30, 2005 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent and a bank, Deutsche Bank Trust Company Americas, as syndication agent and a bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and Merrill Lynch USA, as a bank (the “Short-Term Credit Agreement”).

10.10^^^^	Guaranty of Payment made as of August 30, 2005 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Short-Term Credit Agreement.
10.11****	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.

10.12•	Amended and Restated Equity Residential Advantage Retirement Savings Plan, effective January 1, 2001.
10.13^^	First Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.
10.14^^	Second Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.
10.15^^	Third Amendment to the Equity Residential Advantage Retirement Savings Plan, effective May 2003.
10.16•••	Equity Residential 2002 Share Incentive Plan.
10.17##	First Amendment to Equity Residential 2002 Share Incentive Plan.
10.18##	Second Amendment to Equity Residential 2002 Share Incentive Plan.
10.19###	Third Amendment to Equity Residential 2002 Share Incentive Plan.
10.20+	Fourth Amendment to Equity Residential 2002 Share Incentive Plan.
10.21##	Form of Equity Residential Performance Based Unit Award Grant Agreement.
10.22•	Form of Change in Control Agreement between Equity Residential and other executive officers.
10.23^^	Form of Indemnification Agreement between Equity Residential and each trustee and executive officer.
10.24#	Amended and Restated Executive Compensation Agreement between Equity Residential and Samuel Zell dated March 5, 2003, but effective as of January 1, 2003.
10.25##	First Amendment to Amended and Restated Executive Compensation Agreement between Equity Residential and Samuel Zell dated February 3, 2005.
10.26###	Second Amendment to Amended and Restated Compensation Agreement between Equity Residential and Samuel Zell dated April 25, 2005.
10.27•	Amended and Restated Deferred Compensation Agreement between Equity Residential and Gerald A. Spector dated January 1, 2002.
10.28•	Retirement Benefits Agreement between Samuel Zell and Equity Residential dated October 18, 2001.
10.29#	Employment Agreement between Equity Residential and Bruce W. Duncan dated as of January 20, 2003.
10.30####	Amended and Restated Employment Agreement between Equity Residential and Bruce W. Duncan dated as of March 28, 2005.
10.31^^^	First Amendment to Amended and Restated Employment Agreement between Equity Residential and Bruce W. Duncan, dated June 30, 2005.
10.32#	Deferred Compensation Agreement between Equity Residential and Bruce W. Duncan dated as of January 20, 2003.
10.33^^^^^	Summary of Changes to Trustee Compensation.
10.34+	Equity Residential Supplemental Executive Retirement Savings Plan as Amended and Restated effective January 1, 2003.
10.35+	Amendment No. 1 to the Equity Residential Supplemental Executive Retirement Savings Plan.
12	Computation of Ratio of Earnings to Combined Fixed Charges.
21	List of Subsidiaries of ERP Operating Limited Partnership.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney for John W. Alexander dated February 27, 2006.
24.2	Power of Attorney for Stephen O. Evans dated February 28, 2006.
24.3	Power of Attorney for Charles L. Atwood dated February 24, 2006.
24.4	Power of Attorney for Desiree G. Rogers dated March 1, 2006.
24.5	Power of Attorney for B. Joseph White dated February 23, 2006.
24.6	Power of Attorney for Sheli Z. Rosenberg dated February 23, 2006.
24.7	Power of Attorney for James D. Harper, Jr. dated February 24, 2006.
24.8	Power of Attorney for Boone A. Knox dated February 24, 2006.
24.9	Power of Attorney for Samuel Zell dated February 24, 2006.
24.10	Power of Attorney for Gerald A. Spector dated February 27, 2006.
31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

+	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2005.
++	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 13, 2005.
+++	NA
++++	Included as an exhibit to Form 8-K of Merry Land & Investment Company, Inc., filed on October 31, 1997.
+++++	Contained in 424B2 Prospectus Filing of Evans Withycombe Residential, Inc. dated March 28, 1997.
@	Included as an exhibit to Form 8-K of Merry Land & Investment Company, Inc., filed on July 29, 1997.
@@	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on November 20, 2002.
@@@	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on June 4, 2004.
@@@@	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 2, 2001.
§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 14, 2002.
§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 19, 2003.
§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 10, 2004.
§§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on April 13, 1998.
§§§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on October 9, 1997.
§§§§§§	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on August 13, 1996.
*	Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
**	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 10, 2004.
***	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
****	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 1999.
^	Included as an exhibit to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
^^	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2003.
^^^	Included as an exhibit to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2005.
^^^^	Included as an exhibit to Equity Residential’s Form 8-K dated August 30, 2005, filed on September 2, 2005.
^^^^^	Included as an exhibit to Equity Residential’s Form 8-K dated September 21, 2005, filed on September 27, 2005.
•	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2001.
••	Included as an exhibit to Equity Residential’s Form 8-K dated April 1, 2005, filed on April 4, 2005.
•••	Included as an exhibit to Equity Residential’s Form S-8 filed on January 21, 2003.
#	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2002.
##	Included as an exhibit to Equity Residential’s Form 10-K for the year ended December 31, 2004.
###	Included as an exhibit to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2005.
####	Included as an exhibit to Equity Residential’s Form 8-K filed on March 28, 2005.
(c)	Financial Statement Schedules: See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
		BY:	EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date:	March 8, 2006	By:	/s/	David J. Neithercut
David J. Neithercut
President, Chief Executive Officer, and Trustee

Date:	March 8, 2006	By:	/s/	Donna Brandin
Donna Brandin
Executive Vice President and Chief Financial Officer

Date:	March 8, 2006	By:	/s/	Mark L. Wetzel
Mark L. Wetzel
Senior Vice President and Chief Accounting Officer, *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated have signed this report below.

Date:	March 8, 2006	By:	/s/	Samuel Zell*
Samuel Zell
Chairman of the Board of Trustees

Date:	March 8, 2006	By:	/s/	Gerald A. Spector*
Gerald A. Spector
Executive Vice President, Chief Operating Officer and Trustee

Date:	March 8, 2006	By:	/s/	Sheli Z. Rosenberg*
Sheli Z. Rosenberg
Trustee

Date:	March 8, 2006	By:	/s/	James D. Harper*
James D. Harper
Trustee

SIGNATURES-CONTINUED

Date:	March 8, 2006	By:	/s/	John W. Alexander*
John W. Alexander
Trustee

Date:	March 8, 2006	By:	/s/	B. Joseph White*
B. Joseph White
Trustee

Date:	March 8, 2006	By:	/s/	Charles L. Atwood*
Charles L. Atwood
Trustee

Date:	March 8, 2006	By:	/s/	Desiree G. Rogers*
Desiree G. Rogers
Trustee

Date:	March 8, 2006	By:	/s/	Stephen O. Evans*
Stephen O. Evans
Trustee

Date:	March 8, 2006	By:	/s/	Boone A. Knox*
Boone A. Knox
Trustee

* By:	/s/ Mark L. Wetzel
Mark L. Wetzel
as Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

ERP OPERATING LIMITED PARTNERSHIP

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for variable interest entities in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 28, 2006, except for the fourth paragraph of Note 21, for which the date is March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners

ERP Operating Limited Partnership

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting at Item 9A, that ERP Operating Limited Partnership (the “Operating Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ERP Operating Limited Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006, except for the fourth paragraph of Note 21, for which the date is March 2, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 28, 2006

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Investment in real estate
Land	$2,848,601	$2,183,818
Depreciable property	13,336,636	12,350,900
Construction in progress (including land)	405,133	317,903
Investment in real estate	16,590,370	14,852,621
Accumulated depreciation	(2,888,140)	(2,599,827)
Investment in real estate, net	13,702,230	12,252,794

Cash and cash equivalents	88,828	83,505
Investments in unconsolidated entities	6,838	11,461
Rents receivable	789	1,681
Deposits – restricted	77,093	82,194
Escrow deposits – mortgage	35,225	35,800
Deferred financing costs, net	40,636	34,986
Goodwill, net	30,000	30,000
Other assets	117,306	112,854
Total assets	$14,098,945	$12,645,275

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,379,289	$3,166,739
Notes, net	3,442,784	3,143,067
Lines of credit	769,000	150,000
Accounts payable and accrued expenses	108,855	87,422
Accrued interest payable	78,441	70,411
Rents received in advance and other liabilities	302,418	227,588
Security deposits	54,823	49,501
Distributions payable	145,812	142,437
Total liabilities	8,281,422	7,037,165

Commitments and contingencies
Minority Interests – Partially Owned Properties	16,965	9,557

Partners’ capital:
Preference Units	504,096	636,216
Preference Interests	60,000	206,000
Junior Preference Units	184	184
General Partner	4,905,716	4,457,700
Limited Partners	345,034	319,841
Deferred compensation	—	(18)
Accumulated other comprehensive loss	(14,472)	(21,370)
Total partners’ capital	5,800,558	5,598,553
Total liabilities and partners’ capital	$14,098,945	$12,645,275

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2005	2004	2003
REVENUES
Rental income	$1,943,789	$1,742,028	$1,566,065
Fee and asset management	11,148	11,796	14,956
Total revenues	1,954,937	1,753,824	1,581,021

EXPENSES
Property and maintenance	544,495	477,605	422,212
Real estate taxes and insurance	224,400	205,173	170,181
Property management	84,307	77,093	70,051
Fee and asset management	9,852	8,814	7,797
Depreciation	508,140	445,374	383,021
General and administrative	71,799	49,299	37,025
Impairment on technology investments	—	—	1,162
Total expenses	1,442,993	1,263,358	1,091,449

Operating income	511,944	490,466	489,572

Interest and other income	68,517	8,957	15,512
Interest:
Expense incurred, net	(384,021)	(328,289)	(316,251)
Amortization of deferred financing costs	(6,570)	(6,057)	(5,440)

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	189,870	165,077	183,393
Allocation to Minority Interests – Partially Owned Properties	801	1,787	271
Income (loss) from investments in unconsolidated entities	470	(7,325)	(10,118)
Net gain on sales of unconsolidated entities	1,330	4,593	4,942
Net gain on sales of land parcels	30,245	5,482	—
Income from continuing operations	222,716	169,614	178,488
Net gain on sales of discontinued operations	697,655	318,443	310,706
Discontinued operations, net	11,676	36,107	89,311
Net income	$932,047	$524,164	$578,505

ALLOCATION OF NET INCOME:
Preference Units	$49,642	$53,746	$76,435
Preference Interests	$7,591	$19,420	$20,211
Junior Preference Units	$15	$70	$325
Premium on redemption of Preference Units	$4,359	$—	$20,237
Premium on redemption of Preference Interests	$4,134	$1,117	$—

General Partner	$807,792	$418,583	$426,639
Limited Partners	58,514	31,228	34,658
Net income available to OP Units	$866,306	$449,811	$461,297

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.51	$0.32	$0.21
Net income available to OP Units	$2.83	$1.50	$1.57
Weighted average OP Units outstanding	306,579	300,683	294,523

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.51	$0.31	$0.21
Net income available to OP Units	$2.79	$1.48	$1.55
Weighted average OP Units outstanding	310,785	303,871	297,041

Distributions declared per OP Unit outstanding	$1.74	$1.73	$1.73

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2005	2004	2003

Comprehensive income:
Net income	$932,047	$524,164	$578,505
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding gains (losses) arising during the year	4,357	(3,707)	11,467
Equity in unrealized holding gains arising during the year – unconsolidated entities	—	3,667	7,268
Losses reclassified into earnings from other comprehensive income	2,541	2,071	1,653
Comprehensive income	$938,945	$526,195	$598,893

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$932,047	$524,164	$578,505
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	(801)	(1,787)	(271)
Depreciation	528,958	496,583	471,569
Amortization of deferred financing costs	7,166	7,276	6,702
Amortization of discounts and premiums on debt	(3,502)	(784)	(991)
Amortization of deferred settlements on derivative instruments	1,160	1,001	710
Impairment on technology investments	—	—	1,162
(Income) from technology investments	(57,054)	—	—
(Income) loss from investments in unconsolidated entities	(470)	7,325	10,118
Net (gain) on sales of unconsolidated entities	(1,330)	(4,593)	(4,942)
Net (gain) on sales of land parcels	(30,245)	(5,482)	—
Net (gain) on sales of discontinued operations	(697,655)	(318,443)	(310,706)
Loss on debt extinguishments	10,977	113	2,095
Unrealized loss (gain) on derivative instruments	10	249	(118)
Compensation paid with Company Common Shares	35,905	16,826	14,883
Other operating activities, net	246	(178)	(3,147)

Changes in assets and liabilities:
Decrease (increase) in rents receivable	918	(628)	2,234
Decrease (increase) in deposits – restricted	5,829	(6,037)	4,406
(Increase) in other assets	(22,690)	(20,341)	(18,940)
Increase (decrease) in accounts payable and accrued expenses	7,334	2,844	(4,682)
Increase (decrease) in accrued interest payable	8,171	9,176	(2,851)
(Decrease) increase in rents received in advance and other liabilities	(15,952)	7,655	(170)
Increase (decrease) in security deposits	5,269	2,811	(1,247)

Net cash provided by operating activities	714,291	717,750	744,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(2,229,881)	(820,029)	(595,077)
Investment in real estate – development/other	(179,962)	(117,940)	(8,386)
Improvements to real estate	(232,500)	(212,171)	(181,948)
Additions to non-real estate property	(17,610)	(6,552)	(2,928)
Interest capitalized for real estate under development	(13,701)	(11,687)	—
Interest capitalized for unconsolidated entities under development	—	(2,282)	(20,647)
Proceeds from disposition of real estate, net	1,978,087	937,690	1,130,925
Proceeds from disposition of unconsolidated entities	3,533	7,940	14,136
Proceeds from refinancing of unconsolidated entities	—	—	6,708
Proceeds from technology and other investments	82,054	—	—
Investments in unconsolidated entities	(1,480)	(406,524)	(14,038)
Distributions from unconsolidated entities	3,194	26,553	20,515
(Increase) decrease in deposits on real estate acquisitions, net	(706)	58,715	(22,656)
Decrease in mortgage deposits	683	9,144	11,298

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	$(62)	$(49,183)	$6,879
Via FIN 46 (cash consolidated)	—	3,628	—
Acquisition of Minority Interests – Partially Owned Properties	(1,989)	(72)	(125)
Other investing activities, net	2,379	16,802	(10,628)
Net cash (used for) provided by investing activities	(607,961)	(565,968)	334,028

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(12,816)	(9,696)	(6,127)
Mortgage notes payable:
Proceeds	280,125	467,541	111,150
Lump sum payoffs	(442,786)	(469,333)	(401,951)
Scheduled principal repayments	(27,607)	(25,607)	(30,919)
Prepayment premiums/fees	(10,977)	(450)	(2,187)
Notes, net:
Proceeds	499,435	898,014	398,816
Lump sum payoffs	(190,000)	(531,390)	(190,000)
Scheduled principal repayments	(4,286)	(4,286)	(4,480)
Lines of credit:
Proceeds	6,291,300	1,742,000	182,000
Repayments	(5,672,300)	(1,602,000)	(312,000)
(Payments on) settlement of derivative instruments	(7,823)	(7,346)	(12,999)
Proceeds from sale of OP Units	8,285	6,853	6,324
Proceeds from sale of Preference Units	—	—	150,000
Proceeds from exercise of EQR options	54,858	79,043	68,400
Redemption of Preference Units	(125,000)	—	(386,989)
Redemption of Preference Interests	(146,000)	(40,000)	—
Premium on redemption of Preference Units	(43)	—	(8,345)
Premium on redemption of Preference Interests	(322)	—	—
Payment of offering costs	(26)	(24)	(5,304)
Contributions – Minority Interests – Partially Owned Properties	7,439	100	—
Distributions:
OP Units – General Partner	(496,004)	(484,540)	(472,211)
Preference Units	(51,092)	(54,350)	(79,341)
Preference Interests	(7,763)	(19,464)	(20,211)
Junior Preference Units	(15)	(148)	(324)
OP Units – Limited Partners	(35,833)	(36,446)	(38,472)
Minority Interests – Partially Owned Properties	(11,756)	(26,327)	(3,473)
Net cash (used for) financing activities	(101,007)	(117,856)	(1,058,643)
Net increase in cash and cash equivalents	5,323	33,926	19,704
Cash and cash equivalents, beginning of year	83,505	49,579	29,875
Cash and cash equivalents, end of year	$88,828	$83,505	$49,579

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$397,886	$348,574	$352,391

Cash paid during the year for income, franchise and excise taxes	$11,522	$3,074	$2,245

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$443,478	$95,901	$89,446
Valuation of OP Units issued	$33,662	$9,087	$331
Mortgage loans (assumed) by purchaser	$(35,031)	$(29,470)	$(53,250)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(5,608)	$(960,331)	$(111,113)
Mortgage loans assumed	$2,839	$274,818	$51,625
Valuation of OP Units issued	$—	$—	$4,231
Minority Interests – Partially Owned Properties	$59	$445	$42
Investments in unconsolidated entities	$1,176	$608,681	$34,942
Net other liabilities recorded	$1,472	$27,204	$27,152

Consolidation of previously unconsolidated properties – Via FIN 46:
Investment in real estate	$—	$(548,342)	$—
Mortgage loans consolidated	$—	$294,722	$—
Minority interests – Partially Owned Properties	$—	$3,074	$—
Investments in unconsolidated entities	$—	$234,984	$—
Net other liabilities recorded	$—	$19,190	$—

Refinancing of mortgage notes payable into notes, net	$—	$130,000	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

PREFERENCE UNITS
Balance, beginning of year	$636,216	$670,913	$946,157
Redemption of 9 1/8% Series B Cumulative Redeemable	(125,000)	—	—
Conversion of 7.00% Series E Cumulative Convertible	(7,065)	(34,519)	(8,891)
Conversion of 7.00% Series H Cumulative Convertible	(55)	(178)	(180)
Conversion of 7.25% Series G Convertible Cumulative	—	—	(29,184)
Redemption of 7.25% Series G Convertible Cumulative	—	—	(286,989)
Redemption of 7.625% Series L Cumulative Redeemable	—	—	(100,000)
Issuance of 6.48% Series N Cumulative Redeemable	—	—	150,000
Balance, end of year	$504,096	$636,216	$670,913

PREFERENCE INTERESTS
Balance, beginning of year	$206,000	$246,000	$246,000
Redemption of Series A through F	(146,000)	(40,000)	—
Balance, end of year	$60,000	$206,000	$246,000

JUNIOR PREFERENCE UNITS
Balance, beginning of year	$184	$2,217	$5,846
Conversion of Series A	—	(2,033)	(3,629)
Balance, end of year	$184	$184	$2,217

GENERAL PARTNER
Balance, beginning of year	$4,457,700	$4,371,483	$4,306,873
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	7,120	34,697	38,255
Conversion of OP Units held by Limited Partners to OP Units held by General Partner	24,196	36,920	10,903
Exercise of EQR share options	54,858	79,043	68,400
EQR’s Employee Share Purchase Plan (ESPP)	8,285	6,853	6,324
Stock-based employee compensation expense:
EQR performance shares	7,697	224	334
EQR restricted shares	20,037	8,794	2,163
EQR share options	6,562	2,982	2,626
EQR ESPP discount	1,591	1,290	1,196
Offering costs	(26)	(24)	(5,304)
Net income available to OP Units – General Partner	807,792	418,583	426,639
Premium on redemption of Preference Units – original issuance costs	4,316	—	11,892
Premium on redemption of Preference Interests – original issuance costs	3,812	1,117	—
OP Units – General Partner distributions	(500,697)	(488,040)	(474,702)
Supplemental Executive Retirement Savings Plan (SERP)	(4,177)	(8,705)	(24,661)
Adjustment for Limited Partners ownership in Operating Partnership	6,650	(7,517)	545
Balance, end of year	$4,905,716	$4,457,700	$4,371,483

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

LIMITED PARTNERS

Balance, beginning of year	$319,841	$342,809	$349,646
OP Unit Issuance:
Mergers and acquisitions	33,662	9,087	4,562
Conversion of OP Units held by Limited Partners to OP Units held by General Partner	(24,196)	(36,920)	(10,903)
Conversion of Junior Preference Units into OP Units held by Limited Partners	—	2,033	3,629
Net income available to OP Units – Limited Partners	58,514	31,228	34,658
OP Units – Limited Partners distributions	(36,137)	(35,913)	(38,238)
Adjustment for Limited Partners’ ownership in Operating Partnership	(6,650)	7,517	(545)
Balance, end of year	$345,034	$319,841	$342,809

DEFERRED COMPENSATION

Balance, beginning of year	$(18)	$(3,554)	$(12,118)
Amortization to compensation expense:
EQR performance shares	—	88	1,150
EQR restricted shares	18	3,448	7,414
Balance, end of year	$—	$(18)	$(3,554)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of year	$(21,370)	$(23,401)	$(43,789)
Accumulated other comprehensive loss – derivative and other instruments:
Unrealized holding gains (losses) arising during the year	4,357	(3,707)	11,467
Equity in unrealized holding gains arising during the year – unconsolidated entities	—	3,667	7,268
Losses reclassified into earnings from other comprehensive income	2,541	2,071	1,653
Balance, end of year	$(14,472)	$(21,370)	$(23,401)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Business

ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential (“EQR”). EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and is a fully integrated real estate company primarily engaged in the acquisition, development, ownership, management and operation of multifamily properties. In addition, ERPOP may acquire or develop multifamily properties specifically to convert directly into condominiums as well as upgrade and sell existing properties as individual condominiums. ERPOP may also acquire land parcels to hold and/or sell based on market opportunities.

EQR is the general partner of, and as of December 31, 2005 owned an approximate 93.4% ownership interest in, ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries. As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it. As used herein, the term “Company” means EQR and the Operating Partnership.

As of December 31, 2005, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 926 properties in 31 states and the District of Columbia consisting of 197,404 units (table does not include various uncompleted development properties). The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	834	175,501
Partially Owned Properties (Consolidated)	35	6,004
Unconsolidated Properties	57	15,899
	926	197,404

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Operating Partnership beneficially owns 100% fee simple title to 833 of the 834 Wholly Owned Properties. The Operating Partnership owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2026 for one property. This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

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

Replacements inside a unit such as appliances and carpeting are depreciated over a five-year estimated useful life. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Operating Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Operating Partnership’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $18.3 million and $18.1 million at December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 133 and its amendments (SFAS Nos. 137/138/149), Accounting for Derivative Instruments and Hedging Activities, requires the Operating Partnership to make estimates and judgments that affect the fair value of the instruments. The Operating Partnership, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Operating Partnership bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were both approximately $3.6 billion at December 31, 2005. The fair values of the Operating Partnership’s financial instruments, other than mortgage notes payable, unsecured notes and derivative instruments, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values. See Note 11 for further discussion of derivative instruments.

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

The Company will adopt SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006. SFAS No. 123(R) will require all companies to expense stock-based compensation (such as stock options), as well as making other revisions to SFAS No. 123. As the Company began expensing all stock-based compensation effective January 1, 2003, the adoption of SFAS No. 123(R) will not have a material effect on its consolidated statements of operations or financial position.

The cost related to stock-based employee compensation included in the determination of net income for the year ended December 31, 2005 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2004 and December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per OP Unit if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31, 2004 and 2003 (amounts in thousands except per OP Unit amounts):

	Year Ended December 31,
	2004	2003
Net income available to OP Units – as reported	$449,811	$461,297
Add: Stock-based employee compensation expense included in reported net income:
EQR’s performance shares	312	1,466
EQR’s restricted shares	12,242	9,577
EQR’s share options (1)	2,982	2,626
EQR’s ESPP discount	1,290	1,196
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
EQR’s performance shares	(312)	(1,466)
EQR’s restricted shares	(12,242)	(9,577)
EQR’s share options (1)	(5,385)	(6,784)
EQR’s ESPP discount	(1,290)	(1,196)
Net income available to OP Units – pro forma	$447,408	$457,139

Earnings per OP Unit:
Basic – as reported	$1.50	$1.57
Basic – pro forma	$1.49	$1.55

Diluted – as reported	$1.48	$1.55
Diluted – pro forma	$1.47	$1.54

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

The fair value of the option grants as computed under SFAS No. 123 would be recognized over the vesting period of the options. The fair value for the Company’s share options was estimated at the time the share options were granted using the Black Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.81%	3.03%	3.02%
Expected dividend yield	6.37%	6.52%	6.46%
Volatility	18.2%	20.0%	20.8%
Expected life of the options	6 years	5 years	5 years
Fair value of options granted	$2.64	$2.26	$1.90

The valuation method and assumptions are the same as those the Company used in accounting for option expense in its consolidated financial statements. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model is only one method of valuing options and the Company’s use of this model should not be interpreted as an endorsement of its accuracy. Because the Company’s share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its share options and the actual value of the options may be significantly different.

Income Taxes

The Operating Partnership generally is not liable for Federal income taxes as the partners recognize their proportionate share of the Operating Partnership’s income or loss in their tax returns; therefore no provision for Federal income taxes has been made at the ERPOP level. Historically, the Operating Partnership has generally only incurred certain state and local income, excise and franchise taxes. The Operating Partnership has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and sale activities.

The Operating Partnership provided for current income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003

General and administrative (1)	$4,442	$3,008	$2,582
Net gain on sales of discontinued operations (2)	8,750	—	—
Discontinued operations, net (3)	361	341	—

Provision for income, franchise and excise taxes	$13,553	$3,349	$2,582

(1)   Primarily includes state and local income, excise and franchise taxes. In 2005, also includes $2.0 million of federal income taxes related to the sale of land parcels owned by a TRS and included in income from continuing operations.

(2)   Primarily represents federal income taxes incurred on the gains on sales of condominium units owned by a TRS.

(3)   Primarily represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

The Operating Partnership utilized approximately $43.9 million of net operating losses (“NOL”) during the year ended December 31, 2005 and has no NOL carryforwards available as of January 1, 2006.

During the years ended December 31, 2005, 2004 and 2003, the Operating Partnership’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2005	2004	2003
Tax treatment of dividends and distributions:
Ordinary dividends	$0.902	$1.104	$0.799
Qualified dividends	0.070	0.003	0.009
Pre-May 6, 2003 long-term capital gain	—	—	0.150
Post-May 5, 2003 long-term capital gain	0.669	0.432	0.315
Unrecaptured section 1250 gain	0.099	0.151	0.251
Nontaxable distributions	—	0.040	0.206
Dividends and distributions declared per OP Unit outstanding	$1.740	$1.730	$1.730

The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2005 and 2004 was approximately $9.4 billion and $9.3 billion, respectively.

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 35 properties and 6,004 units and various uncompleted development properties having a minority interest book value of $17.0 million at December 31, 2005. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of December 31, 2005, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $73.4 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2005 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Operating Partnership is required for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006. Effective January 1, 2006, the Operating Partnership will consolidate its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units representing approximately $20.0 million of both net investment in real estate and mortgage notes payable at December 31, 2005. The adoption is not expected to have a material effect on the results of operations or financial position nor is it expected to have any effect on net equity or net income as the aggregate results of the aforementioned Lexford syndicated portfolio is already included in investments in unconsolidated entities and income (loss) from investments in unconsolidated entities, respectively.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Operating Partnership adopted the provisions of FIN No. 47 for the year ended December 31, 2005. The adoption did not have a material impact on the Operating Partnership’s consolidated financial position, results of operations or cash flows.

3.             Partners’ Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
OP Units outstanding at January 1,	305,629,855	299,551,617	293,396,124

Issued to General Partner:
Conversion of Series E Preference Units	314,485	1,536,501	395,723
Conversion of Series G Preference Units	—	—	996,459
Conversion of Series H Preference Units	3,182	10,268	10,424
Employee Share Purchase Plan	286,751	275,616	289,274
Exercise of EQR options	2,248,744	3,350,759	3,249,555
Restricted EQR share grants, net	520,821	515,622	900,555
OP Units other	—	(199)	(217)

Issued to Limited Partners:
Acquisitions/Consolidations	956,751	306,694	165,628
Conversion of Series A Junior Preference Units	—	82,977	148,092
OP Units outstanding at December 31,	309,960,589	305,629,855	299,551,617

	2005	2004	2003
Limited Partner OP Units outstanding at January 1,	20,552,940	21,907,732	22,300,643

Limited Partner OP Units Issued:
Acquisitions/Consolidations	956,751	306,694	165,628
Conversion of Series A Junior Preference Units	—	82,977	148,092
Conversion of Limited Partner OP Units to EQR Common Shares	(1,085,446)	(1,744,463)	(706,631)
Limited Partner OP Units Outstanding at December 31,	20,424,245	20,552,940	21,907,732
Limited Partner OP Units Ownership Interest in Operating Partnership	6.6%	6.7%	7.3%

Limited Partner OP Units Issued:
Acquisitions/consolidations – per unit	$35.18	$29.63	$27.54
Acquisitions/consolidations – valuation	$33.7 million	$9.1 million	$4.6 million
Conversion of Series A Junior Preference Units – per unit	—	$24.50	$24.50
Conversion of Series A Junior Preference Units – valuation	—	$2.0 million	$3.6 million

In February 1998, EQR filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities. In addition, EQR carried over $272.4 million related to a prior registration statement. As of February 1, 2006, $956.5 million in equity securities remained available for issuance under this registration statement. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one common share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The limited partners of the Operating Partnership as of December 31, 2005 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units. Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2005 and 2004:

			Annual Dividend		Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Rate per Unit (3)		December 31, 2005	December 31, 2004
Preference Units

9 1/8% Series B Cumulative Redeemable Preference Units; liquidation value $250 per unit; 0 and 500,000 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	10/15/05	N/A		(5)	$—	$125,000

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at December 31, 2005 and December 31, 2004 (4)	9/9/06	N/A	$22.8125		115,000	115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at December 31, 2005 and December 31, 2004 (4)	7/15/07	N/A	$21.50		175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 529,096 and 811,724 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	11/1/98	1.1128	$1.75		13,228	20,293

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 34,734 and 36,934 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	6/30/98	1.4480	$1.75		868	923

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2005 and December 31, 2004	12/10/26	N/A	$4.145		50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at December 31, 2005 and December 31, 2004 (4)	6/19/08	N/A	$16.20		150,000	150,000

					$504,096	$636,216

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

(3)           Dividends on all series of Preference Units are payable quarterly at various pay dates. Dividend rates listed for Series C, D and N are Preference Unit rates and the equivalent depositary unit annual dividend rates are $2.28125, $2.15 and $1.62, respectively.

(4)           Series C, D and N Preference Units each have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend rate per unit.

(5)           During the year ended December 31, 2005, the Operating Partnership redeemed for cash all 500,000 units of its Series B Preference Units with a liquidation value of $125.0 million in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares. Additionally, the Operating Partnership recorded the write-off of approximately $4.3 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

On June 19, 2003, the Operating Partnership redeemed all of its outstanding Series L Cumulative Redeemable Preference Units at liquidation value for total cash consideration of $100.0 million in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares. The Operating Partnership did not incur any original issuance costs as these units were issued by Merry Land & Investment Company, Inc. prior to its merger with the Company.

On June 19, 2003, EQR issued 600,000 Series N Cumulative Redeemable Preferred Shares in a public offering. EQR received $145.3 million in net proceeds from this offering after payment of the underwriters’ fee. These net proceeds were contributed by EQR to the Operating Partnership in exchange for 600,000 of the Operating Partnership’s 6.48% Series N Preference Units.

On December 26, 2003, the Operating Partnership redeemed the remaining outstanding Series G Convertible Cumulative Preference Units for cash consideration of $295.3 million, which included the liquidation value of $287.0 million and a cash redemption premium of $8.3 million. This redemption was completed in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares. The Operating Partnership recorded the $8.3 million cash redemption premium along with the write-off of $11.9 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of December 31, 2005 and December 31, 2004:

			Annual Dividend		Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)	Rate per Unit (3)		December 31, 2005	December 31, 2004
Preference Interests:

8.50% Series B Cumulative Redeemable Preference Units; Liquidation value $50 per unit; 0 and 1,100,000 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	03/03/05	N/A		(4)	$—	$55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 220,000 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	03/23/05	N/A		(4)	—	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 420,000 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	05/01/05	N/A		(4)	—	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 1,000,000 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	08/11/05	N/A		(4)	—	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 180,000 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	05/01/05	N/A		(4)	—	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2005 and December 31, 2004 (5)	03/21/06	N/A	$3.9375		25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2005 and December 31, 2004 (5)	03/23/06	1.5108	$3.8125		9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2005 and December 31, 2004	06/22/06	1.4542	$3.8125		13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2005 and December 31, 2004	12/14/06	1.4108	$3.8125		11,500	11,500
					$60,000	$206,000

(1)   On or after the fifth anniversary of the respective issuance (the “Redemption Date”), all of the Preference Interests may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)   On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares. In addition, on or after the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to EQR Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. Prior to the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted at the option of the holder (in whole but not in part) to EQR Common Shares based upon the contractual conversion right, plus accrued and unpaid distributions, if any, if the issuer has called the series for redemption (the “Accelerated Conversion Right”).

(3)     Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th,and December 25th of each year.

(4)   During the year ended December 31, 2005, the Operating Partnership redeemed or repurchased for cash all of its Series B through F Preference Interests with a liquidation value of $146.0 million. The Operating Partnership recorded approximately $4.1 million as premiums on redemption of Preference Interests in the accompanying consolidated statements of operations, which included $3.8 million in original issuance costs and $0.3 million in cash redemption charges.

(5)   On February 10, 2006, the Operating Partnership issued irrevocable notices to redeem for cash all 510,000 units of the Series G Preference Interests on March 21, 2006 and all 190,000 units of the Series H Preference Interests on March 23, 2006. The redemption notice on the Series H Preference Interest triggered the Accelerated Conversion Right (see above).

During the year ended December 31, 2004, the Operating Partnership redeemed for cash all 800,000 units of its 8.00% Series A Cumulative Redeemable Preference Interests with a liquidation value of $40.0 million. The Operating Partnership recorded approximately $1.1 million as premiums on redemption of Preference Interests in the accompanying consolidated statements of operations.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2005 and December 31, 2004:

				Annual Dividend	Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)		Rate per Unit (1)	December 31, 2005	December 31, 2004
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2005 and December 31, 2004	07/29/09		(2)	$2.00	$184	$184
					$184	$184

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

4.             Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of December 31, 2005 and 2004 (Amounts in thousands):

	2005	2004
Land	$2,848,601	$2,183,818
Buildings and Improvements	12,583,020	11,667,787
Furniture, Fixtures and Equipment	753,616	683,113
Construction in Progress (excluding land)	166,639	160,986
Construction in Progress (land)	238,494	156,917
Real Estate	16,590,370	14,852,621
Accumulated Depreciation	(2,888,140)	(2,599,827)
Real Estate, net	$13,702,230	$12,252,794

During the year ended December 31, 2005, the Operating Partnership acquired the entire equity interest in forty-one properties containing 12,059 units, inclusive of one additional unit at one existing property, and seven land parcels from unaffiliated parties for a total purchase price of $2.7 billion.

During the year ended December 31, 2005, the Operating Partnership also acquired a majority interest in the remaining equity interests it did not previously own in sixteen Partially Owned Properties, all of which remain partially owned. The acquisitions were funded using $24.2 million in cash and through the issuance of 614,717 OP Units valued at $20.8 million, with $43.0 million recorded as additional building basis and $2.0 million recorded as a reduction of Minority Interests – Partially Owned Properties. The Operating Partnership also acquired the majority of the remaining third party equity interests it did not previously own in three properties, consisting of 211 units. The properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated. The Operating Partnership recorded $5.6 million in investment in real estate and the following:

•      Assumed $2.8 million in mortgage debt;

•      Reduced investments in unconsolidated entities by $1.2 million;

•      Assumed $1.5 million of other liabilities net of other assets acquired; and

•      Paid cash of $0.1 million (net of cash acquired).

During the year ended December 31, 2004, the Operating Partnership acquired the entire equity interest in twenty-four properties containing 6,182 units from unaffiliated parties, inclusive of four additional units at two existing properties and one land parcel, for a total purchase price of $913.2 million.

During the year ended December 31, 2004, the Operating Partnership also acquired a majority interest in the remaining equity interests it did not previously own in nineteen properties and two land parcels. These properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated. The Operating Partnership recorded $960.3 million in investment in real estate and the following:

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

As previously noted, the Operating Partnership adopted FIN No. 46, as required, effective March 31, 2004. The adoption required the consolidation of all previously unconsolidated development projects. Accordingly, the Operating Partnership consolidated five completed properties, six projects which were under development at the time and various other land parcels held for future development. The Operating Partnership recorded $548.3 million in investment in real estate and the following:

•      Consolidated $294.7 million in mortgage debt;

•      Recorded $3.0 million of minority interests in partially owned properties;

•      Reduced investments in unconsolidated entities by $235.0 million;

•      Consolidated $19.2 million of other liabilities net of other assets acquired; and

•      Consolidated $3.6 million of cash.

During the year ended December 31, 2005, the Operating Partnership disposed of the following to unaffiliated parties (including five land parcels) (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	50	12,848	$1,351,636
Condominium Units	6	2,241	593,305
Land Parcels	—	—	108,280
	56	15,089	$2,053,221

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $697.7 million (amount is net of $8.8 million of income taxes incurred on condominium sales – see additional discussion in Note 2) and a net gain on sales of land parcels of approximately $30.2 million on the above sales.

During the year ended December 31, 2004, the Operating Partnership disposed of the following to unaffiliated parties (including two land parcels) (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	56	14,159	$787,804
Condominium Units	2	977	177,353
Land Parcels	—	—	27,855
	58	15,136	$993,012

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $318.4 million, a net gain on sales of unconsolidated entities of approximately $4.6 million, and a net gain on sales of land parcels of approximately $5.5 million on the above sales.

5.             Commitments to Acquire/Dispose of Real Estate

As of February 1, 2006, in addition to the properties that were subsequently acquired as discussed in Note 21, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	7	1,768	$284,000
Land Parcels	4	—	84,852
Total	11	1,768	$368,852

As of February 1, 2006, in addition to the properties that were subsequently disposed of as discussed in Note 21, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	22	6,906	$596,119
Development Properties	1	278	116,000
Land Parcels	3	—	90,910
Total	26	7,184	$803,029

The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.             Investments in Unconsolidated Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting. The following table summarizes the Operating Partnership’s investments in unconsolidated entities as of December 31, 2005 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Lexford/ Other	Totals

Total projects	45	11	56	(1)

Total units	10,846	1,360	12,206	(1)

Operating Partnership’s ownership percentage	25.0%	11.0%

Operating Partnership’s share of outstanding debt (2)	$121,200	$2,602	$123,802

(1)   Totals exclude Fort Lewis Military Housing consisting of one property and 3,693 units, which is not accounted for under the equity method of accounting, but is included in the Operating Partnership’s property/unit counts at December 31, 2005.

(2)   All debt is non-recourse to the Operating Partnership.

7.             Deposits - Restricted

The following table presents the deposits – restricted as of December 31, 2005 and 2004 (amounts in thousands):

	December 31, 2005	December 31, 2004

Collateral enhancement for partially owned development loans	$—	$12,000
Tax-deferred (1031) exchange proceeds	853	—
Earnest money on pending acquisitions	15,120	3,267
Resident security, utility and other	61,120	66,927

Totals	$77,093	$82,194

8.                                      Mortgage Notes Payable

As of December 31, 2005, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.4 billion.

During the year ended December 31, 2005, the Operating Partnership:

•                  Repaid $470.4 million of mortgage loans;

•                  Assumed/consolidated $446.3 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Obtained $280.1 million of mortgage loans on certain properties; and

•                  Was released from $35.0 million of mortgage debt assumed by the purchaser on disposed properties.

As of December 31, 2005, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through February 1, 2041. At December 31, 2005, the interest rate range on the Operating Partnership’s mortgage debt was 3.35% to 12.465%. During the year ended December 31, 2005, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.63%.

The historical cost, net of accumulated depreciation, of encumbered properties was $4.8 billion and $4.4 billion at December 31, 2005 and 2004, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total

2006	$354,521
2007	234,965
2008	490,882
2009	566,651
2010	263,963
Thereafter	1,468,307
Total	$3,379,289

As of December 31, 2004, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.2 billion.

During the year ended December 31, 2004, the Operating Partnership:

•                  Repaid $494.9 million of mortgage loans;

•                  Assumed $665.4 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

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

9.                                      Notes

The following tables summarize the Operating Partnership’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2005 and 2004, respectively:

December 31, 2005 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes	$3,331,394	4.75% - 7.625%	6.13%	2006 - 2026
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.06%	2028 - 2029

Totals	$3,442,784

December 31, 2004 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes	$3,031,677	4.75% - 7.75%	6.25%	2005 - 2026
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.07%	2028 - 2029

Totals	$3,143,067

The Operating Partnership’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Operating Partnership was in compliance with its unsecured public debt covenants for both the years ended December 31, 2005 and 2004.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities. In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement. As of February 1, 2006, $580.0 million in debt securities remained available for issuance under this registration statement.

In January 2006, the Operating Partnership issued $400.0 million of ten and one-half year 5.375% fixed rate public notes, receiving net proceeds of $395.5 million.

During the year ended December 31, 2005, the Operating Partnership:

•                  Issued $500.0 million of ten and one-half year 5.125% fixed-rate public notes, receiving net proceeds of $496.2 million;

•                  Had $300.0 million in fixed rate public notes remarketed as originally contemplated in a remarketing agreement entered into in connection with the original issuance of the notes with the interest rate changing from 6.63% to 6.584% effective April 14, 2005 (notes still mature on April 13, 2015);

•                  Repaid $190.0 million of fixed-rate public notes at maturity; and

•                  Repaid $4.3 million of other unsecured notes.

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

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total

2006 (1)	$204,214
2007	154,089
2008	129,842
2009	294,878
2010	227
Thereafter	2,659,534
Total	$3,442,784

(1)          Includes $150.0 million of 7.57% unsecured debt with a final maturity of 2026 that is putable in 2006.

10.                               Lines of Credit

On April 1, 2005, the Operating Partnership obtained a new three-year $1.0 billion unsecured revolving credit facility maturing on May 29, 2008, and terminated the $700.0 million credit facility that was scheduled to expire in May 2005. The Operating Partnership has the ability to increase available borrowings up to $500.0 million under certain circumstances. Advances under the new facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

On August 30, 2005, the Operating Partnership obtained a new one-year $600.0 million revolving credit facility maturing on August 29, 2006. Advances under the new facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating. EQR guaranteed this credit facility up to the maximum amount and for its full term. This credit facility was repaid in full and terminated on January 20, 2006.

As of December 31, 2005 and 2004, $769.0 million and $150.0 million, respectively, was outstanding and $50.2 million and $65.4 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facilities. During the years ended December 31, 2005 and 2004, the weighted average interest rate was 3.80% and 1.73%, respectively.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2005 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$300,000	$36,178
Lowest Possible Notional	$370,000	$300,000	$18,568
Highest Possible Notional	$370,000	$300,000	$65,739
Lowest Interest Rate	3.245%	4.435%	3.310%
Highest Interest Rate	3.787%	4.589%	4.530%
Earliest Maturity Date	2009	2016	2006
Latest Maturity Date	2009	2017	2007
Estimated Asset (Liability) Fair Value	$(15,730)	$9,618	$89

(1) Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2) Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3) Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On December 31, 2005, the net derivative instruments were reported at their fair value as other assets of approximately $9.7 million and as other liabilities of approximately $15.7 million. As of December 31, 2005, there were approximately $14.8 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at December 31, 2005, the Operating Partnership may recognize an estimated $3.1 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2006.

During the year ended December 31, 2005, the Operating Partnership paid approximately $7.8 million to terminate eight forward starting swaps in conjunction with the issuance of $500.0 million of ten and one-half year unsecured notes. The $7.8 million has been deferred and will be recognized as additional interest expense over the life of the unsecured notes.

In January 2006, the Operating Partnership received approximately $10.7 million to terminate six forward starting swaps in conjunction with the issuance of $400.0 million of ten and one-half year unsecured notes. The $10.7 million has been deferred and will be recognized as a reduction of interest expense over the life of the unsecured notes.

12.                               Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands except per OP Unit amounts)
Numerator for net income per OP Unit – basic:
Income from continuing operations	$222,716	$169,614	$178,488
Allocation to Preference Units	(49,642)	(53,746)	(76,435)
Allocation to Preference Interests	(7,591)	(19,420)	(20,211)
Allocation to Junior Preference Units	(15)	(70)	(325)
Allocation to premium on redemption of Preference Units	(4,359)	—	(20,237)
Allocation to premium on redemption of Preference Interests	(4,134)	(1,117)	—

Income from continuing operations available to OP Units	156,975	95,261	61,280
Net gain on sales of discontinued operations	697,655	318,443	310,706
Discontinued operations, net	11,676	36,107	89,311

Numerator for net income per OP Unit – basic	$866,306	$449,811	$461,297

Numerator for net income per OP Unit – diluted:
Income from continuing operations	$222,716	$169,614	$178,488
Allocation to Preference Units	(49,642)	(53,746)	(76,435)
Allocation to Preference Interests	(7,591)	(19,420)	(20,211)
Allocation to Junior Preference Units	(15)	(70)	(325)
Allocation to premium on redemption of Preference Units	(4,359)	—	(20,237)
Allocation to premium on redemption of Preference Interests	(4,134)	(1,117)	—

Income from continuing operations available to OP Units	156,975	95,261	61,280
Net gain on sales of discontinued operations	697,655	318,443	310,706
Discontinued operations, net	11,676	36,107	89,311

Numerator for net income per OP Unit – basic	$866,306	$449,811	$461,297

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	306,579	300,683	294,523
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	4,206	3,188	2,518

Denominator for net income per OP Unit – diluted	310,785	303,871	297,041

Net income per OP Unit – basic	$2.83	$1.50	$1.57
Net income per OP Unit – diluted	$2.79	$1.48	$1.55

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands except per OP Unit amounts)

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.512	$0.317	$0.208
Net gain on sales of discontinued operations	2.277	1.059	1.055
Discontinued operations, net	0.038	0.120	0.303

Net income per OP Unit – basic	$2.827	$1.496	$1.566

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.505	$0.313	$0.206
Net gain on sales of discontinued operations	2.245	1.048	1.046
Discontinued operations, net	0.038	0.119	0.301

Net income per OP Unit – diluted	$2.788	$1.480	$1.553

Convertible preference interests/units that could be converted into 1,772,048, 3,215,472 and 14,745,904 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2005, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 14.

13.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144) and all operations related to condominium conversion properties effective upon their respective transfer into a TRS.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
REVENUES
Rental income	$94,121	$199,587	$345,428
Total revenues	94,121	199,587	345,428

EXPENSES (1)
Property and maintenance	38,373	70,782	115,447
Real estate taxes and insurance	13,348	24,284	37,913
Property management	389	629	232
Depreciation	20,818	51,209	88,548
General and administrative	361	341	—
Total expenses	73,289	147,245	242,140

Discontinued operating income	20,832	52,342	103,288

Interest and other income	1,293	184	283
Interest (2):
Expense incurred, net	(9,853)	(15,200)	(12,998)
Amortization of deferred financing costs	(596)	(1,219)	(1,262)

Discontinued operations, net	$11,676	$36,107	$89,311

(1)       Includes expenses paid in the current period for properties sold in prior periods related to the Operating Partnership’s period of ownership.

(2)       Interest only includes interest expense specific to secured mortgage notes payable for properties sold.

For the properties sold during 2005 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2004 were $805.2 million and $111.8 million, respectively.

The net real estate basis of the Operating Partnership’s condominium conversion properties and land parcels owned by the TRS, which were included in investment in real estate, net in the consolidated balance sheets, was $276.8 million and $335.5 million at December 31, 2005 and 2004, respectively.

14.                               Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan. The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year. As of January 1, 2006, this amount equaled 23,370,851, of which 15,421,477 is available for future issuance. No awards may be granted under the 2002 Share Incentive Plan after February 20, 2012.

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

As to the Options that have been granted through December 31, 2005, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

As to the restricted shares that have been awarded through December 31, 2005, these shares generally vest three years from the award date. During the three-year period of restriction, the employee receives quarterly dividend payments on their shares. The Company’s unvested restricted shareholders receive dividends at the same rate and on the same date as any other Common Share holder. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a distribution in excess of accumulated earnings and have not been considered in reducing net income available to OP Units in a manner similar to the Operating Partnership preference unit dividends for the earnings per OP Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are canceled.

In addition, each year selected executive officers of the Company receive performance-based awards. The executive officers have the opportunity to earn in Common Shares an amount as little as 0% to as much as 225% of the target number of performance-based awards. The owners of performance-based awards have no right to vote, receive dividends or transfer the awards until Common Shares are issued in exchange for the awards. The number of Common Shares the executive officer actually receives on the third anniversary of the grant date will depend on the excess, if any, by which the Company’s Average Annual Return (i.e., the average of the Common Share dividends declared during each year as a percentage of the Common Share price as of the first business day of the first performance year and the average percentage increase in funds from operations (“FFO”) for each calendar year on a per share basis over the prior year) for the three performance years exceeds the average of the 10-year Treasury Note interest rate as of the first business day in January of each performance year (the “T-Note Rate”).

If the Company’s Average	Less							Greater
Annual Return exceeds	than							than
the T-Note Rate by:	0.99%	1-1.99%	2%	3%	4%	5%	6%	7%

Then the executive officer will receive
Common Shares equal to the
target number of awards times the
following %:	0%	50%	100%	115%	135%	165%	190%	225%

If the Company’s Average Annual Return exceeds the T-Note Rate by an amount which falls between any of the percentages in excess of the 2% threshold, the performance-based award will be determined by extrapolation between the two percentages. Fifty percent of the Common Shares to which an executive officer may be entitled under the performance share grants will vest, subject to the executive’s continued employment with the Company, on the third anniversary of the award (which will be the date the Common Shares are issued); twenty-five percent will vest on the fourth anniversary and the remaining twenty-five percent will vest on the fifth anniversary. The Common Shares will also fully vest upon the executive’s death, retirement at or after age 62, disability or upon a change in control of the Company.

The following table summarizes information regarding both the restricted and performance-based share plans for the three years ended December 31, 2005, 2004 and 2003:

			Compensation Expense
Year	Restricted/ Performance Share Awards Granted, Net of Cancellations	Weighted Average Grant Price	General and Administrative (1)	Property Management	Dividends Incurred
2005	520,821	$31.88	$23.6 million	$5.6 million	$2.7 million
2004	515,622	$29.28	$6.4 million	$6.1 million	$2.5 million
2003	900,555	$23.58	$6.0 million	$5.1 million	$2.5 million

(1)          2005 amount includes $8.9 million of additional one-time expenses related to EQR restricted/performance shares for Bruce W. Duncan and Edward Geraghty. See Note 21 for further discussion.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of $6.8 million, $3.0 million and $2.6 million, respectively, related to Options.

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

The table below summarizes the Option activity of the Share Incentive Plans and options assumed in connection with mergers (the “Merger Options”) for the three years ended December 31, 2005, 2004 and

2003:

	Common Shares Subject to Options	Weighted Average Exercise Price Per Option
Balance at December 31, 2002	12,818,815	$23.63
Options granted (1993 plan)	665,304	$23.55
Options granted (2002 plan)	2,217,124	$23.59
Options exercised (1993 plan)	(2,696,110)	$20.61
Options exercised (2002 plan)	(500,000)	$23.55
Merger Options exercised	(52,995)	$19.55
Options canceled (1993 plan)	(324,298)	$25.08
Options canceled (2002 plan)	(42,242)	$23.55
Balance at December 31, 2003	12,085,598	$24.27
Options granted (2002 plan)	2,254,570	$29.33
Options exercised (1993 plan)	(2,920,057)	$23.75
Options exercised (2002 plan)	(423,866)	$23.55
Merger Options exercised	(6,836)	$20.14
Options canceled (1993 plan)	(90,436)	$23.44
Options canceled (2002 plan)	(79,751)	$28.02
Balance at December 31, 2004	10,819,222	$25.48
Options granted (2002 plan)	2,235,268	$31.91
Options exercised (1993 plan)	(1,630,321)	$23.44
Options exercised (2002 plan)	(611,943)	$26.31
Merger Options exercised	(6,480)	$18.10
Options canceled (1993 plan)	(27,677)	$24.53
Options canceled (2002 plan)	(205,326)	$30.32
Balance at December 31, 2005	10,572,743	$27.02

The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$8.00 to $12.00	554	1.0	$10.87	554	$10.87
$12.01 to $16.00	1,400	0.1	$15.19	1,400	$15.19
$16.01 to $20.00	30,000	0.4	$16.38	30,000	$16.38
$20.01 to $24.00	2,573,936	5.0	$22.14	1,985,156	$21.73
$24.01 to $28.00	3,983,965	4.8	$26.59	3,983,965	$26.59
$28.01 to $32.00	3,918,962	8.5	$30.60	855,639	$30.30
$32.01 to $36.00	24,627	8.7	$32.29	8,208	$32.29
$36.01 to $40.00	39,299	9.6	$37.93	—	—
$8.00 to $40.00	10,572,743	6.2	$27.02	6,864,922	$25.60

As of December 31, 2004 and 2003, 6,851,442 Options (with a weighted average exercise price of $24.47) and 8,274,915 Options (with a weighted average exercise price of $23.86) were exercisable, respectively.

15.                               Employee Plans

The Company established an Employee Share Purchase Plan (the “ESPP”) to provide employees and EQR trustees the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 4,484,186 Common Shares available for purchase under the ESPP at December 31, 2005. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to the Operating Partnership in exchange for OP Units):

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands except share and per share amounts)

Shares issued	286,751	275,616	289,274
Issuance price ranges	$27.89 – $32.27	$23.35 – $27.39	$20.64 – $24.74
Issuance proceeds	$8,285	$6,853	$6,324

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Operating Partnership, on behalf of the Company, matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan (2% for 2004 and 2003). Participants are vested in the Company’s contributions over five years. The Operating Partnership, on behalf of the Company, made contributions in the amount of $1.7 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively, and expects to make contributions in the amount of approximately $3.5 million for the year ended December 31, 2005.

The Operating Partnership, on behalf of the Company, may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan. The Operating Partnership, on behalf of the Company, expects to make contributions in the amount of approximately $2.6 million for the year ended December 31, 2005. The Operating Partnership, on behalf of the Company, did not make a contribution for the years ended December 31, 2004 or 2003.

The Company established a supplemental executive retirement savings plan (the “SERP”) to provide certain officers and EQR trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement. The SERP is restricted to investments in EQR Common Shares, certain marketable securities that have been specifically approved, and cash equivalents. The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Operating Partnership and carried on the Operating Partnership’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to General Partners’ capital.

16.                               Distribution Reinvestment and Share Purchase Plan

On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”). The registration statement was declared effective on November 25, 1997. The Company has 11,571,446 Common Shares available for issuance under the DRIP Plan at December 31, 2005.

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

The Operating Partnership provided asset and property management services to certain related entities for properties not owned by the Operating Partnership. Fees received for providing such services were approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Operating Partnership reimbursed EQR’s Chief Operating Officer for the actual operating costs (excluding acquisition costs) of operating his personal aircraft for himself and other employees on Operating Partnership business. Amounts incurred were approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Operating Partnership leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. Amounts incurred for such office space for the years ended December 31, 2005, 2004 and 2003, respectively, were approximately $2.1 million, $1.9 million and $1.7 million. The Operating Partnership believes these amounts equal market rates for such space.

The Operating Partnership had the following additional non-continuing related party transaction. The Operating Partnership leased space in an office building in Augusta, Georgia indirectly owned by one of EQR’s former trustees since May 2003 and directly owned by an entity affiliated with the same EQR trustee from 1998 to 2003 (individual was a trustee through May 2004). Amounts incurred for such office space were approximately $0.2 million for both the years ended December 31, 2004 and 2003.

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

The Operating Partnership tried a class action lawsuit in Palm Beach County, Florida during the last week of August of 2004 which challenged the assessment and collection of certain lease termination fees. The case has been settled, subject to court approval. The Operating Partnership will pay $1.7 million into a class fund, $1.629 million of which was previously accrued during 2004. In addition, the Operating Partnership will pay $325,000 to reimburse class counsel for its out of pocket expenses, plus $2.55 million in attorney’s fees. Costs of claims administration will be approximately $100,000. An accrual for these additional potential payments was recorded in the fourth quarter of 2005. Preliminary court approval of the settlement was obtained in February 2006 and final judgment is expected in the second quarter of 2006.

The Operating Partnership does not believe there is any other litigation pending or threatened against the Operating Partnership which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the year ended December 31, 2004, the Operating Partnership established a reserve and recorded a corresponding expense of $15.2 million in estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne (included in rents received in advance and other liabilities and real estate taxes and insurance expense on the consolidated balance sheets and statements of operations, respectively). The entire reserve had been spent for hurricane related repairs through December 31, 2005.

During the year ended December 31, 2005, the Operating Partnership established a reserve and recorded a corresponding expense of $11.1 million, net of $8.1 million of insurance receivables, for estimated uninsured property damage at certain of its properties caused by Hurricane Wilma. The receivable of $8.1 million and the reserve of $19.2 million are included in other assets and rents received in advance and other liabilities, respectively, on the consolidated balance sheets. The expense of $11.1 million is included in real estate taxes and insurance expense in the consolidated statements of operations.

As of December 31, 2005, the Operating Partnership has six projects totaling 1,760 units in various stages of development with estimated completion dates ranging through March 31, 2008. The primary development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value. If the Operating Partnership chooses not to purchase the interest, the Operating Partnership must agree to a sale of the project to an unrelated third party at such value. The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property. In connection with this development agreement, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing. As of February 1, 2006, the Operating Partnership did not have any amounts outstanding related to this credit enhancement. The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement. This agreement expires no later than December 31, 2018. Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

In addition, the Operating Partnership has various deal-specific development agreements with partners, the overall terms of which are similar in nature to those described above.

The Operating Partnership’s guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project was terminated effective May 2, 2005 as the tax-exempt bonds were redeemed in full and the associated letter of credit was cancelled.

During the years ended December 31, 2005, 2004 and 2003, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $6.1 million, $5.8 million and $5.7 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its chief operating officer and two former chief executive officers. During the years ended December 31, 2005, 2004 and 2003, the Operating Partnership recognized compensation expense of $2.2 million, $39,000 and $3.0 million, respectively, related to these agreements.

The following table summarizes the Operating Partnership’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2005:

	Payments Due by Year (in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$5,920	$4,556	$4,404	$4,245	$3,725	$4,908	$27,758
Other Long-Term Liabilities:
Deferred Compensation (b)	813	813	813	1,444	1,444	16,556	21,883

(a)          Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on a ground lease for one property.

(b)         Estimated payments to EQR’s Chairman, two former CEO’s and its chief operating officer based on planned retirement dates.

19.                               Asset Impairment

The Operating Partnership recorded approximately $1.2 million of asset impairment charges related to its technology investments in the year ending December 31, 2003. These charges were the result of a review of the existing investments reflected on the consolidated balance sheet. These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets.

20.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”). Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Operating Partnership’s rental real estate segment comprises approximately 99.4%, 99.3% and 99.1% of total revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively. The Operating Partnership’s rental real estate segment comprises approximately 99.8% of total assets at both December 31, 2005 and 2004.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following table presents the NOI from our rental real estate specific to continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Rental income	$1,943,789	$1,742,028	$1,566,065
Property and maintenance expense	(544,495)	(477,605)	(422,212)
Real estate taxes and insurance expense	(224,400)	(205,173)	(170,181)
Property management expense	(84,307)	(77,093)	(70,051)
Net operating income	$1,090,587	$982,157	$903,621

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the three years ended December 31, 2005, 2004 or 2003.

21.                               Subsequent Events/Other

Subsequent to December 31, 2005 and through February 1, 2006, the Operating Partnership:

•                  Acquired $148.7 million of apartment properties consisting of three properties and 705 units;

•                  Sold $230.2 million of apartment properties consisting of six properties and 1,681 units (excluding condominium units);

•                  Issued $400.0 million of ten and one-half year 5.375% fixed rate public notes, receiving net proceeds of $395.5 million and terminated six forward starting swaps designated to hedge the note issuance, receiving net proceeds of $10.7 million;

•                  Terminated its $600.0 million short-term revolving credit facility; and

•                  Repaid $13.0 million of mortgage loans.

During February 2006, the Company repurchased 719,800 of its Common Shares on the open market at an average price of $43.76 per share. The Company paid approximately $31.5 million for these shares. Concurrent with this transaction, the Operating Partnership repurchased and retired 719,800 OP Units previously issued to EQR. These Common Shares were repurchased to offset the issuance of 661,962 OP Units in connection with a property acquisition and to partially offset restricted shares granted in February 2006.

See also Note 3 for discussion of the redemption notices on the series G and H Preference Interests.

On March 2, 2006, the Operating Partnership announced that it has retained JP Morgan to assist in the possible sale of its Lexford housing division.  As of March 2, 2006, the division is comprised of 299 properties consisting of 27,390 apartment units located in ten states and a property management business located in Columbus, Ohio.  Exploration of a sale does not mandate that a sale or other transaction will follow.  EQR’s Board of Trustees has not approved any specific transaction.

During the year ended December 31, 2005, the Operating Partnership received proceeds from technology and other investments of $82.1 million from the following:

•                  $25.0 million in full redemption of 1,000,000 shares of Wellsford 8.25% Convertible Trust Preferred Securities; and

•                  $57.1 million for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc. The $57.1 million was recorded as interest and other income in the accompanying consolidated statements of operations.

On March 28, 2005, the Company and Bruce W. Duncan, EQR’s former Chief Executive Officer (“CEO”), entered into an Amended and Restated Employment Agreement (as further amended effective June 30, 2005, the “Amendment”) to reflect changes required in view of Mr. Duncan’s retirement as CEO and trustee effective December 31, 2005. The Amendment also amended Mr. Duncan’s Deferred Compensation Agreement entered into in January 2003. The Company recorded approximately $11.2 million of additional general and administrative expense during the year ended December 31, 2005, primarily related to accelerated vesting of EQR’s share options and restricted/performance shares.

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

2005	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (1)	$518,919	$495,488	$478,906	$461,624
Operating income (1)	126,305	126,878	135,239	123,522
Income from continuing operations (1)	47,283	28,550	43,024	103,859
Net gain on sales of discontinued operations (1)	194,602	254,178	108,171	140,704
Discontinued operations, net (1)	619	4,059	3,281	3,717
Net income *	242,504	286,787	154,476	248,280
Net income available to OP Units	230,659	268,325	137,683	229,639
Earnings per OP Unit – basic:
Net income available to OP Units	$0.75	$0.87	$0.45	$0.75
Weighted average OP Units outstanding	307,792	306,915	306,190	305,391
Earnings per OP Unit – diluted:
Net income available to OP Units	$0.74	$0.86	$0.44	$0.74
Weighted average OP Units outstanding	312,408	311,564	309,979	308,576

(1)          The amounts presented for the first three quarters of 2005 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period primarily as a result of changes in discontinued operations due to additional property sales which occurred throughout 2005 and the Operating Partnership’s reclassification of its net gain on sales of land parcels to be included as a separate component of income from continuing operations. Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

2005	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in Form 10-Q	$504,406	$499,503	$488,502
Total revenues subsequently reclassified to discontinued operations	(8,918)	(20,597)	(27,924)
Other	—	—	1,046
Total revenues disclosed in Form 10-K	$495,488	$478,906	$461,624

Operating income previously reported in Form 10-Q	$129,901	$140,974	$130,956
Operating income subsequently reclassified to discontinued operations	(3,023)	(6,125)	(8,673)
Other	—	390	1,239
Operating income disclosed in Form 10-K	$126,878	$135,239	$123,522

Income from continuing operations previously reported in Form 10-Q	$31,193	$48,563	$101,154
Income from continuing operations subsequently reclassified to discontinued operations	(2,643)	(5,927)	(7,856)
Reclassification of net gain on sales of land parcels	—	(2)	10,368
Other	—	390	193
Income from continuing operations disclosed in Form 10-K	$28,550	$43,024	$103,859

Net gain on sales of discontinued operations previously reported in Form 10-Q	$254,178	$108,559	$151,265
Reclassification of net gain on sales of land parcels	—	2	(10,368)
Other	—	(390)	(193)
Net gain on sales of discontinued operations disclosed in Form 10-K	$254,178	$108,171	$140,704

Discontinued operations, net previously reported in Form 10-Q	$1,416	$(2,646)	$(4,139)
Discontinued operations, net from properties sold subsequent to the respective reporting period	2,643	5,927	7,856
Discontinued operations, net disclosed in Form 10-K	$4,059	$3,281	$3,717

2004	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (2)	$451,944	$448,251	$440,417	$413,212
Operating income (2)	126,633	112,902	127,337	123,594
Income from continuing operations (2)	42,164	33,053	53,523	40,874
Net gain on sales of discontinued operations (2)	116,272	58,448	72,224	71,499
Discontinued operations, net (2)	6,467	7,667	9,641	12,332
Net income *	164,903	99,168	135,388	124,705
Net income available to OP Units	147,563	79,648	116,651	105,949
Earnings per OP Unit – basic:
Net income available to OP Units	$0.49	$0.26	$0.39	$0.35
Weighted average OP Units outstanding	302,931	300,900	299,847	299,028
Earnings per OP Unit – diluted:
Net income available to OP Units	$0.48	$0.26	$0.39	$0.35
Weighted average OP Units outstanding	306,841	304,028	302,201	301,781

(2)          The amounts presented for the four quarters of 2004 are not equal to the same amounts previously reported in the respective Form 10-Q’s/10-K filed with the SEC for each period primarily as a result of changes in discontinued operations due to additional property sales which occurred throughout 2005 and 2004 and the Operating Partnership’s reclassification of its net gain on sales of land parcels to be included as a separate component of income from continuing operations. Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s/10-K:

2004	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in Form 10-Q/10-K	$487,366	$483,481	$474,727	$443,927
Total revenues subsequently reclassified to discontinued operations	(36,012)	(35,808)	(34,750)	(31,227)
Other	590	578	440	512
Total revenues disclosed in Form 10-K	$451,944	$448,251	$440,417	$413,212

Operating income previously reported in Form 10-Q/10-K	$135,952	$121,612	$136,148	$132,973
Operating income subsequently reclassified to discontinued operations	(9,832)	(9,217)	(9,157)	(9,817)
Other	513	507	346	438
Operating income disclosed in Form 10-K	$126,633	$112,902	$127,337	$123,594

Income from continuing operations previously reported in Form 10-Q/10-K	$47,573	$37,844	$52,665	$49,029
Income from continuing operations subsequently reclassified to discontinued operations	(5,409)	(4,737)	(4,678)	(8,155)
Reclassification of net gain on sales of land parcels	—	(54)	5,536	—
Income from continuing operations disclosed in Form 10-Q/10-K	$42,164	$33,053	$53,523	$40,874

Net gain on sales of discontinued operations previously reported in Form 10-Q/10-K	$116,272	$58,394	$77,760	$71,499
Reclassification of net gain on sales of land parcels	—	54	(5,536)	—
Net gain on sales of discontinued operations disclosed in Form 10-K	$116,272	$58,448	$72,224	$71,499

Discontinued operations, net previously reported in Form 10-Q/10-K	$1,058	$2,930	$4,963	$4,177
Discontinued operations, net from properties sold subsequent to the respective reporting period	5,409	4,737	4,678	8,155
Discontinued operations, net disclosed in Form 10-K	$6,467	$7,667	$9,641	$12,332

* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2005 and 2004. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2005

	Properties (I)	Units (I)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances

ERPOP Wholly Owned Unencumbered	366	100,176	$10,181,557,900	$(1,791,910,458)	$8,389,647,442	$—
ERPOP Wholly Owned Encumbered	187	50,068	4,667,122,468	(850,889,678)	3,816,232,790	1,637,238,367
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	985,111,291
ERPOP Wholly Owned Properties	553	150,244	14,848,680,368	(2,642,800,136)	12,205,880,232	2,622,349,658

Lexford Wholly Owned Unencumbered	152	13,970	440,222,839	(101,050,199)	339,172,640	—
Lexford Wholly Owned Encumbered	129	11,287	344,500,854	(82,531,830)	261,969,024	192,063,643
Lexford Wholly Owned Properties	281	25,257	784,723,693	(183,582,029)	601,141,664	192,063,643
Wholly Owned Properties	834	175,501	15,633,404,061	(2,826,382,165)	12,807,021,896	2,814,413,301

ERPOP Partially Owned Unencumbered	3	489	201,636,294	(4,617,484)	197,018,810	—
ERPOP Partially Owned Encumbered	24	4,654	732,869,183	(55,315,318)	677,553,865	551,057,508
ERPOP Partially Owned Properties	27	5,143	934,505,477	(59,932,802)	874,572,675	551,057,508

Lexford Partially Owned Unencumbered	1	153	3,603,851	(248,947)	3,354,904	—
Lexford Partially Owned Encumbered	7	708	18,856,920	(1,576,491)	17,280,429	13,817,776
Lexford Partially Owned Properties	8	861	22,460,771	(1,825,438)	20,635,333	13,817,776
Partially Owned Properties	35	6,004	956,966,248	(61,758,240)	895,208,008	564,875,284
Total Consolidated Investment in Real Estate	869	181,505	$16,590,370,309	$(2,888,140,405)	$13,702,229,904	$3,379,288,585

Unencumbered Properties	522	114,788	$10,827,020,884	$(1,897,827,088)	$8,929,193,796	$—
Encumbered Properties	347	66,717	5,763,349,425	(990,313,317)	4,773,036,108	3,379,288,585
Total Consolidated Investment in Real Estate	869	181,505	$16,590,370,309	$(2,888,140,405)	$13,702,229,904	$3,379,288,585

ERPOP Properties	580	155,387	$15,783,185,845	$(2,702,732,938)	$13,080,452,907	$3,173,407,166
Lexford Properties (2)	289	26,118	807,184,464	(185,407,467)	621,776,997	205,881,419
Total Consolidated Investment in Real Estate	869	181,505	$16,590,370,309	$(2,888,140,405)	$13,702,229,904	$3,379,288,585

(1) See attached Encumbrances Reconciliation.

(2) Represents the Company’s ranch-style properties.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2005

Portfolio/Entity Encumbrances	Number of Properties Encumbered By	See Properties With Note:	Amount

EQR Arbors Financing LP	1	(J)	$13,265,000
EQR-Bond Partnership	12	(K)	181,994,000
EQR Flatlands LLC	5	(L)	50,000,000
GPT-Windsor, LLC	16*	(M)	63,000,000
EQR-Codelle, LP	10	(N)	116,555,094
EQR-Conner, LP	14	(O)	202,528,377
EQR-FANCAP 2000A LP	11	(P)	148,333,000
EQR-Fankey 2004 Ltd. Pship	8	(Q)	209,435,820

Portfolio/Entity Encumbrances			985,111,291

Individual Property Encumbrances			2,394,177,294

Total Encumbrances per Financial Statements			$3,379,288,585

* Collateral also includes $2.9 million invested in U.S. Treasury Securities which is included in Deposits - Restricted in the accompanying consolidated balance sheets at December 31, 2005.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance, beginning of year	$14,852,621	$12,874,379	$13,046,263
Acquisitions and development	2,906,414	2,563,612	800,143
Improvements	250,110	218,724	184,876
Dispositions and other	(1,418,775)	(804,094)	(1,156,903)
Balance, end of year	$16,590,370	$14,852,621	$12,874,379

The changes in accumulated depreciation for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Balance, beginning of year	$2,599,827	$2,296,013	$2,112,017
Depreciation	528,152	496,422	470,908
Dispositions and other	(239,839)	(192,608)	(286,912)
Balance, end of year	$2,888,140	$2,599,827	$2,296,013

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
EQR Wholly Owned Unencumbered:
2300 Elliott	Seattle, WA	1992	92	$796,800	$7,173,725	$—	$4,349,931	$796,800	$11,523,656	$12,320,456	$(5,203,766)	$7,116,690	$—
500 Elliott, LLC	Seattle, WA (G)	2001	44	3,400,000	5,760,745	—	—	3,400,000	5,760,745	9,160,745	—	9,160,745	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,491,686	—	138,848	22,611,600	77,630,534	100,242,134	(4,009,196)	96,232,937	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	—	1,767,105	553,105	5,464,501	6,017,607	(992,640)	5,024,966	—
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	—	1,756,282	3,663,473	22,928,668	26,592,141	(6,776,567)	19,815,574	—
Alameda Ranch	Scottsdale, AZ	1990	272	11,823,840	31,990,970	—	—	11,823,840	31,990,970	43,814,810	—	43,814,810	—
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	—	1,377,239	24,310,000	60,591,367	84,901,367	(12,242,396)	72,658,971	—
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,784,691	—	—	9,900,000	35,784,691	45,684,691	—	45,684,691	—
Alexandria at Lake Buena Vista	Orlando, FL	2000	336	11,760,000	40,516,075	—	—	11,760,000	40,516,075	52,276,075	—	52,276,075	—
Arboretum at Stonelake	Austin, TX	1996	408	6,120,000	24,069,023	—	1,005,839	6,120,000	25,074,861	31,194,861	(2,363,508)	28,831,353	—
Arbors of Brentwood	Nashville, TN	1986	346	404,670	13,536,367	—	3,376,258	404,670	16,912,625	17,317,295	(7,553,080)	9,764,216	—
Ashley Park at Brier Creek	Raleigh, NC	2002	374	5,610,000	31,467,489	—	925,716	5,610,000	32,393,205	38,003,205	(1,413,581)	36,589,624	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	—	3,178,241	2,594,264	36,220,639	38,814,903	(10,673,884)	28,141,019	—
Aspen Crossing	Silver Spring, MD	1979	192	2,880,000	8,551,377	—	1,960,509	2,880,000	10,511,886	13,391,886	(2,918,194)	10,473,691	—
Audubon Village	Tampa, FL	1990	447	3,576,000	26,121,909	—	1,526,976	3,576,000	27,648,884	31,224,884	(7,446,575)	23,778,309	—
Auvers Village	Orlando, FL	1991	480	3,840,000	29,322,243	—	2,368,357	3,840,000	31,690,600	35,530,600	(8,629,375)	26,901,225	—
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,786,075	—	189,007	5,000,000	17,975,082	22,975,082	(677,281)	22,297,802	—
Balcones Club	Austin, TX	1984	312	2,185,500	10,119,232	—	2,582,074	2,185,500	12,701,306	14,886,806	(4,152,501)	10,734,306	—
Bay Ridge	San Pedro, CA	1987	60	2,401,300	2,176,963	—	527,782	2,401,300	2,704,745	5,106,045	(914,534)	4,191,511	—
Bayside at the Islands	Gilbert, AZ	1989	272	3,306,484	15,573,006	—	1,646,481	3,306,484	17,219,487	20,525,971	(5,290,960)	15,235,011	—
Bell Road I & II	Nashville, TN	(F)	—	3,100,000	1,120,214	—	—	3,100,000	1,120,214	4,220,214	—	4,220,214	—
Bella Vista I & II	Los Angeles, CA	2003	315	16,883,410	61,672,690	—	177,732	16,883,410	61,850,422	78,733,832	(4,269,829)	74,464,003	—
Bella Vista III	Los Angeles, CA	(F)	—	14,799,344	20,515,274	—	—	14,799,344	20,515,274	35,314,618	—	35,314,618	—
Bella Vista Private Residences	Phoenix, AZ	1995	248	2,978,879	20,641,333	—	764,856	2,978,879	21,406,189	24,385,068	(6,058,287)	18,326,781	—
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	—	429,812	2,626,000	16,454,853	19,080,853	(980,914)	18,099,939	—
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	—	925,648	4,507,100	13,500,462	18,007,562	(3,649,470)	14,358,092	—
Beneva Place	Sarasota, FL	1986	192	1,344,000	9,665,447	—	955,296	1,344,000	10,620,742	11,964,742	(2,857,539)	9,107,203	—
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	—	3,280,079	1,503,000	22,841,975	24,344,975	(5,916,644)	18,428,331	—
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	—	2,603,577	2,592,000	20,594,013	23,186,013	(5,884,075)	17,301,938	—
Bourbon Square	Palatine, IL	1984-87	612	3,899,744	35,113,276	—	8,674,682	3,899,744	43,787,958	47,687,702	(20,328,925)	27,358,777	—
Braewood, LLC	Bothell, WA	1999/2000	84	2,000,000	8,370,136	—	61,160	2,000,000	8,431,296	10,431,296	—	10,431,296	—
Bramblewood	San Jose, CA	1986	108	5,190,700	9,659,184	—	586,282	5,190,700	10,245,466	15,436,166	(2,791,288)	12,644,878	—
Brentwood	Vancouver, WA	1990	296	1,357,221	12,202,521	—	1,910,465	1,357,221	14,112,986	15,470,207	(5,735,863)	9,734,345	—
Breton Mill	Houston, TX	1986	392	212,820	8,547,263	—	1,902,175	212,820	10,449,438	10,662,258	(4,767,159)	5,895,099	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,509	—	—	1,100,564	792,509	1,893,073	—	1,893,073	—
Bridgeport	Raleigh, NC	1990	276	1,296,700	11,666,278	—	1,394,842	1,296,700	13,061,120	14,357,820	(5,917,706)	8,440,114	—
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	—	1,091,435	2,160,000	14,438,984	16,598,984	(3,459,414)	13,139,570	—
Brittany Square	Tulsa, OK	1982	212	625,000	4,050,961	—	1,952,149	625,000	6,003,110	6,628,110	(4,312,012)	2,316,098	—
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	—	480,859	3,600,400	10,692,018	14,292,418	(2,946,629)	11,345,789	—
Brookside II (MD)	Frederick, MD	1979	204	2,450,800	6,913,202	—	1,523,507	2,450,800	8,436,710	10,887,510	(2,656,701)	8,230,808	—
Burwick Farms	Howell, MI	1991	264	1,104,600	9,932,207	—	1,134,133	1,104,600	11,066,340	12,170,940	(3,552,891)	8,618,048	—
Cambridge at Hickory Hollow	Antioch, TN	1997	360	3,240,800	17,900,033	—	1,252,640	3,240,800	19,152,673	22,393,473	(5,912,911)	16,480,562	—
Cambridge Estates	Norwich, CT	1977	92	590,185	3,945,265	—	281,476	590,185	4,226,740	4,816,925	(865,711)	3,951,214	—
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	—	4,428,932	1,924,900	21,753,525	23,678,425	(9,582,156)	14,096,269	—
Canyon Crest	Santa Clarita, CA	1993	158	2,370,000	10,141,878	—	1,175,258	2,370,000	11,317,136	13,687,136	(2,859,416)	10,827,721	—
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,064	—	1,050,392	4,869,448	13,005,455	17,874,903	(3,812,632)	14,062,271	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,368,058	—	546,420	10,000,000	51,914,479	61,914,479	(4,888,025)	57,026,454	—
Carmel Terrace	San Diego, CA	1988-89	384	2,288,300	20,596,281	—	2,644,495	2,288,300	23,240,776	25,529,076	(8,935,979)	16,593,097	—
Casa Capricorn	San Diego, CA	1981	192	1,262,700	11,365,093	—	2,161,292	1,262,700	13,526,386	14,789,086	(4,579,366)	10,209,720	—
Casa Ruiz	San Diego, CA	1976-1986	196	3,922,400	9,389,153	—	2,067,941	3,922,400	11,457,095	15,379,495	(3,597,484)	11,782,010	—
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	—	2,464,910	3,603,400	22,122,464	25,725,864	(7,143,449)	18,582,415	—
CenterPointe	Beaverton, OR	1996	264	3,419,500	15,708,853	—	1,988,963	3,419,500	17,697,815	21,117,315	(3,024,936)	18,092,379	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	—	1,145,980	5,616,000	24,631,871	30,247,871	(4,912,423)	25,335,449	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	—	88,086	1,820,000	9,616,983	11,436,983	(1,300,115)	10,136,868	—
Champion Oaks	Houston, TX	1984	252	931,900	8,389,394	—	1,661,818	931,900	10,051,212	10,983,112	(4,290,170)	6,692,941	—
Chandler Court	Chandler, AZ	1987	312	1,353,100	12,175,173	—	2,823,620	1,353,100	14,998,793	16,351,893	(6,062,831)	10,289,062	—
Chantecleer Lakes Condominium Homes	Naperville, IL	1986	304	6,689,400	16,465,143	—	2,141,104	6,689,400	18,606,247	25,295,647	(5,585,250)	19,710,397	—
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	—	899,727	1,818,000	25,389,398	27,207,398	(6,581,581)	20,625,817	—
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	—	468,533	3,397,100	9,757,607	13,154,707	(2,675,769)	10,478,937	—
Cherry Creek IV	Hermitage, TN	(F)	—	—	1,593	—	—	—	1,593	1,593	—	1,593	—
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	—	921,259	756,300	7,727,894	8,484,194	(2,584,583)	5,899,611	—
Cimarron Ridge	Aurora, CO	1984	296	1,591,100	14,320,031	—	2,425,995	1,591,100	16,746,026	18,337,126	(5,888,899)	12,448,226	—
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,992,518	—	518,932	6,440,800	20,511,450	26,952,250	(875,149)	26,077,101	—
City View at Highlands	Lombard, IL	2003	403	4,636,653	60,295,044	—	190,276	4,636,653	60,485,320	65,121,973	(3,987,078)	61,134,895	—
Claire Point	Jacksonville, FL	1986	256	2,048,000	14,649,393	—	1,221,767	2,048,000	15,871,160	17,919,160	(4,417,915)	13,501,245	—
Clarion	Decatur, GA	1990	217	1,504,300	13,537,919	—	1,126,195	1,504,300	14,664,115	16,168,415	(4,392,488)	11,775,926	—
Clarys Crossing	Columbia, MD	1984	198	891,000	15,489,721	—	1,301,008	891,000	16,790,729	17,681,729	(4,497,851)	13,183,879	—
Club at the Green	Beaverton, OR	1991	254	2,030,950	12,616,747	—	1,876,278	2,030,950	14,493,025	16,523,975	(4,879,000)	11,644,975	—
Coach Lantern	Scarborough, ME	1971/1981	90	452,900	4,405,723	—	701,106	452,900	5,106,829	5,559,729	(1,536,881)	4,022,848	—
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	—	1,281,335	3,001,700	18,960,264	21,961,964	(5,390,670)	16,571,294	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Colinas Pointe	Denver, CO	1986	272	1,587,400	14,285,902	—	1,350,117	1,587,400	15,636,019	17,223,419	(4,954,973)	12,268,446	—
Collier Ridge	Atlanta, GA	1980	300	5,100,000	20,425,822	—	3,580,004	5,100,000	24,005,826	29,105,826	(6,314,409)	22,791,416	—
Conway Station	Orlando, FL	1987	242	1,936,000	10,852,858	—	991,219	1,936,000	11,844,077	13,780,077	(3,276,871)	10,503,206	—
Copper Canyon	Highlands Ranch, CO	1999	222	1,443,000	16,251,114	—	629,008	1,443,000	16,880,122	18,323,122	(4,067,383)	14,255,739	—
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,148,068	—	1,009,013	1,017,400	10,157,080	11,174,480	(3,348,370)	7,826,111	—
Copper Terrace	Orlando, FL	1989	300	1,200,000	17,887,868	—	1,719,808	1,200,000	19,607,676	20,807,676	(5,437,869)	15,369,808	—
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	—	1,465,594	2,028,939	13,931,723	15,960,662	(4,327,660)	11,633,002	—
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	—	1,736,604	1,505,219	31,279,138	32,784,357	(9,134,157)	23,650,201	—
Country Gables	Beaverton, OR	1991	288	1,580,500	14,215,444	—	2,567,285	1,580,500	16,782,729	18,363,229	(5,787,770)	12,575,459	—
Cove at Fishers Landing	Vancouver, WA	1993	253	2,277,000	15,656,887	—	607,222	2,277,000	16,264,109	18,541,109	(2,388,158)	16,152,951	—
Creekside Homes at Legacy	Plano. TX	1998	380	4,560,000	32,275,748	—	1,638,131	4,560,000	33,913,879	38,473,879	(8,641,344)	29,832,535	—
Creekside Village	Mountlake Terrace, WA	1987	512	2,807,600	25,270,594	—	3,076,578	2,807,600	28,347,171	31,154,771	(11,720,238)	19,434,533	—
Creekwood	Charlotte, NC	1987-1990	384	1,861,700	16,740,569	—	1,962,482	1,861,700	18,703,050	20,564,750	(5,908,656)	14,656,094	—
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	—	930,946	2,594,000	16,080,416	18,674,416	(4,808,354)	13,866,062	—
Crosswinds	St. Petersburg, FL	1986	208	1,561,200	5,756,822	—	1,291,783	1,561,200	7,048,605	8,609,805	(2,544,928)	6,064,877	—
Crystal Village	Attleboro, MA	1974	91	1,369,000	4,989,028	—	1,970,405	1,369,000	6,959,433	8,328,433	(2,103,143)	6,225,291	—
Cypress Lake at Waterford	Orlando, Fl	2001	316	7,000,000	27,654,816	—	533,701	7,000,000	28,188,517	35,188,517	(2,057,525)	33,130,992	—
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	—	1,202,633	1,609,800	12,035,387	13,645,187	(3,887,727)	9,757,460	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	—	342,044	498,080	3,671,605	4,169,684	(732,302)	3,437,383	—
Deerbrook	Jacksonville, FL	1983	144	1,008,000	8,845,716	—	1,073,706	1,008,000	9,919,423	10,927,423	(2,761,343)	8,166,080	—
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	—	5,102,503	2,082,095	23,842,318	25,924,413	(11,307,645)	14,616,768	—
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	—	1,709,169	2,966,400	12,279,379	15,245,779	(3,156,768)	12,089,011	—
Desert Homes	Phoenix, AZ	1982	412	1,481,050	13,390,249	—	3,333,042	1,481,050	16,723,291	18,204,341	(6,430,603)	11,773,738	—
Duraleigh Woods	Raleigh, NC	1987	362	1,629,000	19,917,750	—	2,915,729	1,629,000	22,833,479	24,462,479	(6,450,625)	18,011,854	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,426,168	—	1,932,443	1,808,900	18,358,611	20,167,511	(6,044,841)	14,122,670	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	—	11,992,182	14,855,000	69,558,817	84,413,817	(21,374,603)	63,039,215	—
Emerson Place/CRP II	Boston, MA	(F)	—	—	5,126,486	—	—	—	5,126,486	5,126,486	—	5,126,486	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	—	690,600	5,560,000	20,629,923	26,189,923	(3,087,745)	23,102,178	—
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	—	808,788	1,500,192	20,090,187	21,590,379	(5,700,710)	15,889,669	—
EOP Orange	Orange, CA	(F)	—	—	517,113	—	—	—	517,113	517,113	—	517,113	—
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	—	333,329	7,560,000	51,589,867	59,149,867	(1,905,797)	57,244,071	—
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	—	3,037,583	6,510,200	42,727,703	49,237,903	(11,038,731)	38,199,173	—
Fairland Gardens	Silver Spring, MD	1981	400	6,000,000	19,972,183	—	3,255,810	6,000,000	23,227,993	29,227,993	(6,124,878)	23,103,115	—
Fairway Greens, LLC	Pembroke Pines, FL	1987	49	291,326	3,239,538	—	733,964	291,326	3,973,502	4,264,828	(872,750)	3,392,078	—
Farnham Park	Houston, TX	1996	216	1,512,600	14,233,760	—	836,334	1,512,600	15,070,094	16,582,694	(4,360,059)	12,222,635	—
Fifth Avenue North	Seattle, WA (G)	2002	62	4,356,000	7,405,327	—	22	4,356,000	7,405,350	11,761,350	—	11,761,350	—
Four Lakes Athletic Club	Lisle, IL (G)	N/A	—	50,000	153,489	—	227,651	50,000	381,140	431,140	(58,289)	372,850	—
Four Lakes Condo, LLC Phase VI	Lisle, IL	1970/1988	1	1,971	11,845	—	(19,440)	1,971	(7,595)	(5,624)	(19,265)	(24,889)	—
Four Lakes Condo, LLC Phase VIII	Lisle, IL	1970/1988	45	119,801	704,976	—	2,248,109	119,801	2,953,085	3,072,886	(1,171,436)	1,901,450	—
Four Lakes Leasing Center	Lisle, IL (G)	N/A	—	50,000	152,815	—	41,649	50,000	194,464	244,464	(65,146)	179,318	—
Fox Run (WA)	Federal Way, WA	1988	144	639,700	5,765,018	—	1,126,426	639,700	6,891,444	7,531,144	(3,007,509)	4,523,635	—
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	—	53,086	80,000	1,339,225	1,419,225	(126,410)	1,292,816	—
Foxcroft	Scarborough, ME	1977/1979	104	523,400	4,527,409	—	742,262	523,400	5,269,671	5,793,071	(1,588,826)	4,204,245	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	—	769,410	—	45,370,410	45,370,410	(3,497,204)	41,873,206	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	—	1,614,683	1,896,600	18,685,477	20,582,077	(6,353,796)	14,228,282	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	—	2,050,349	2,228,200	22,106,619	24,334,819	(7,507,216)	16,827,603	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	—	1,129,173	2,306,100	13,193,189	15,499,289	(4,072,328)	11,426,961	—
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	—	2,235,818	9,209,780	27,958,484	37,168,264	(2,921,151)	34,247,113	—
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	—	1,175,772	6,796,511	21,425,164	28,221,675	(2,117,972)	26,103,703	—
Glastonbury Center	Glastonbury, CT	1962	105	852,606	5,699,497	—	489,326	852,606	6,188,824	7,041,430	(1,275,820)	5,765,610	—
Gore Meadows	Watertown, MA	(F)	—	—	163,697	—	—	—	163,697	163,697	—	163,697	—
Gramercy Park	Houston, TX	1998	384	3,957,000	22,075,243	—	1,579,821	3,957,000	23,655,064	27,612,064	(3,787,274)	23,824,789	—
Granada Highlands	Malden, MA (G)	1972	919	28,210,000	99,944,576	—	14,201,437	28,210,000	114,146,014	142,356,014	(25,668,487)	116,687,527	—
Grand Marquis Condominium, LLC	Plantation, FL	1987	16	75,158	748,261	—	321,525	75,158	1,069,786	1,144,944	(336,567)	808,377	—
Grand Reserve	Woodbury, MN	2000	394	4,728,000	49,541,642	—	4,691,469	4,728,000	54,233,111	58,961,111	(9,728,093)	49,233,018	—
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	—	165,331	6,000,000	23,280,024	29,280,024	(1,945,635)	27,334,389	—
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	—	409,743	911,534	6,503,162	7,414,696	(1,282,444)	6,132,252	—
Greentree 2	Glen Burnie, MD	1973	239	2,700,000	8,246,737	—	1,308,659	2,700,000	9,555,396	12,255,396	(2,561,069)	9,694,327	—
Greentree 3	Glen Burnie, MD	1973	207	2,380,443	7,270,294	—	1,049,351	2,380,443	8,319,645	10,700,088	(2,236,072)	8,464,017	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	—	1,801,039	319,180	14,314,505	14,633,685	(6,466,582)	8,167,103	—
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	—	1,138,627	1,119,200	11,214,471	12,333,671	(3,656,560)	8,677,111	—
Harborview	San Pedro, CA	1985	160	6,402,500	12,627,347	—	1,368,570	6,402,500	13,995,917	20,398,417	(4,556,566)	15,841,851	—
Harbour Town	Boca Raton, FL	1985	392	11,760,000	20,190,252	—	3,851,611	11,760,000	24,041,863	35,801,863	(5,828,281)	29,973,582	—
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	—	3,598,613	2,512,500	26,210,525	28,723,025	(9,682,675)	19,040,350	—
Heritage, The	Phoenix, AZ	1995	204	1,211,205	13,136,903	—	792,882	1,211,205	13,929,785	15,140,990	(4,064,977)	11,076,013	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	—	1,187,942	1,546,700	8,962,618	10,509,318	(3,083,513)	7,425,805	—
Hidden Lakes	Haltom City, TX	1996	312	1,872,000	20,242,109	—	1,088,084	1,872,000	21,330,193	23,202,193	(5,700,435)	17,501,758	—
Hidden Oaks	Cary, NC	1988	216	1,178,600	10,614,135	—	1,818,988	1,178,600	12,433,124	13,611,724	(4,133,288)	9,478,436	—
Hidden Palms	Tampa, FL	1986	256	2,049,600	6,345,885	—	1,758,702	2,049,600	8,104,587	10,154,187	(2,886,723)	7,267,465	—
Hidden Valley Club	Ann Arbor, MI	1973	324	915,000	6,667,098	—	3,572,015	915,000	10,239,113	11,154,113	(7,781,952)	3,372,161	—
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	—	507,676	2,229,095	17,335,829	19,564,924	(3,131,260)	16,433,664	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Highland Glen II	Westwood, MA	(F)	—	603,508	1,393,366	—	—	603,508	1,393,366	1,996,874	—	1,996,874	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,085,463	—	95,870	23,420,000	70,181,333	93,601,333	(3,691,733)	89,909,600	—
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,013,460	—	196,625	5,148,500	41,210,085	46,358,584	(2,771,178)	43,587,407	—
Hunt Club	Charlotte, NC	1990	300	990,000	17,992,887	—	1,050,373	990,000	19,043,260	20,033,260	(5,122,739)	14,910,521	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	—	100,000	—	100,000	—	100,000	—
Hunters Green	Fort Worth, TX	1981	248	524,300	3,653,481	—	1,457,415	524,300	5,110,896	5,635,196	(2,592,277)	3,042,918	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	—	1,765,661	1,597,500	16,133,525	17,731,025	(7,130,920)	10,600,104	—
Indian Bend	Scottsdale, AZ	1973	277	1,075,700	9,800,330	—	2,428,895	1,075,700	12,229,224	13,304,924	(5,534,189)	7,770,735	—
Indian Tree	Arvada, CO	1983	168	881,225	4,552,815	—	1,713,192	881,225	6,266,007	7,147,232	(3,091,683)	4,055,548	—
Indigo Springs	Kent, WA	1991	278	1,270,500	11,446,902	—	2,101,428	1,270,500	13,548,330	14,818,830	(4,836,088)	9,982,742	—
Ironwood at the Ranch	Westminster, CO	1986	226	1,493,300	13,439,305	—	1,213,593	1,493,300	14,652,897	16,146,197	(4,728,482)	11,417,715	—
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	—	197,549	2,732,800	14,085,831	16,818,631	(969,012)	15,849,619	—
Ivy Place	Atlanta, GA	1978	122	802,950	7,228,257	—	1,372,744	802,950	8,601,000	9,403,950	(3,148,873)	6,255,078	—
Junipers at Yarmouth	Yarmouth, ME	1970	225	1,355,700	7,860,135	—	1,551,315	1,355,700	9,411,449	10,767,149	(3,347,613)	7,419,536	—
Kempton Downs	Gresham, OR	1990	278	1,217,349	10,943,372	—	2,101,442	1,217,349	13,044,814	14,262,163	(5,403,829)	8,858,334	—
Keystone	Austin, TX	1981	166	498,500	4,487,295	—	1,490,410	498,500	5,977,705	6,476,205	(2,702,594)	3,773,611	—
Kingsport	Alexandria, VA	1986	416	1,262,250	12,198,188	—	3,599,481	1,262,250	15,797,670	17,059,920	(6,616,975)	10,442,945	—
Kirby Place	Houston, TX	1994	362	3,621,600	25,896,774	—	1,652,070	3,621,600	27,548,844	31,170,444	(8,207,953)	22,962,491	—
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	—	5,994,192	28,895,200	101,562,135	130,457,335	(30,890,100)	99,567,234	—
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	—	464,988	6,000,000	47,914,341	53,914,341	(7,036,847)	46,877,495	—
La Tour Fontaine	Houston, TX	1994	162	2,916,000	15,917,178	—	1,068,964	2,916,000	16,986,142	19,902,142	(4,481,611)	15,420,531	—
Lakes at Vinings	Atlanta, GA	1972/1975	464	6,498,000	21,832,252	—	2,549,864	6,498,000	24,382,116	30,880,116	(7,116,810)	23,763,306	—
Lakeshore at Preston	Plano, TX	1992	302	3,325,800	15,208,348	—	1,696,948	3,325,800	16,905,296	20,231,096	(4,611,232)	15,619,864	—
Lakeville Resort	Petaluma, CA	1984	492	2,736,500	24,610,651	—	3,581,861	2,736,500	28,192,512	30,929,012	(9,878,000)	21,051,012	—
Lakewood Oaks	Dallas, TX	1987	352	1,631,600	14,686,192	—	2,758,915	1,631,600	17,445,106	19,076,706	(7,252,999)	11,823,707	—
Landera	San Antonio, TX	1983	184	766,300	6,896,811	—	1,276,292	766,300	8,173,104	8,939,404	(2,898,389)	6,041,015	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	—	690,954	27,246,045	38,432,003	65,678,048	(6,838,180)	58,839,869	—
Larkspur Shores	Hilliard, OH	1983	342	17,107,300	31,399,237	—	4,028,222	17,107,300	35,427,459	52,534,759	(10,501,853)	42,032,906	—
Larkspur Woods	Sacramento, CA	1989/1993	232	5,802,900	14,576,106	—	1,462,557	5,802,900	16,038,663	21,841,563	(4,916,809)	16,924,754	—
Laurel Ridge	Chapel Hill, NC	1975	160	160,000	3,206,076	—	3,760,997	160,000	6,967,073	7,127,073	(4,618,612)	2,508,461	—
Laurel Ridge II	Chapel Hill, NC	(F)	—	22,551	—	—	—	22,551	—	22,551	—	22,551	—
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	—	1,100,890	3,521,900	23,989,195	27,511,095	(6,270,768)	21,240,327	—
Lexington Glen	Atlanta, GA	1990	480	5,760,000	40,190,507	—	2,833,875	5,760,000	43,024,383	48,784,383	(11,261,541)	37,522,842	—
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	—	1,852,134	2,016,000	14,198,859	16,214,859	(3,937,306)	12,277,554	—
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	—	2,193,290	3,050,133	29,184,979	32,235,112	(8,595,903)	23,639,209	—
Lodge (TX), The	San Antonio, TX	1989/1990	384	1,363,636	7,464,586	—	3,374,871	1,363,636	10,839,457	12,203,093	(6,541,900)	5,661,193	—
Lofton Place	Tampa, FL	1988	280	2,240,000	16,679,214	—	1,738,399	2,240,000	18,417,613	20,657,613	(5,064,360)	15,593,253	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	183,940,619	—	26,794,593	53,164,160	210,735,211	263,899,371	(51,170,920)	212,728,451	—
Madison at Stone Creek	Austin, TX	1995	390	2,535,000	22,611,700	—	1,559,341	2,535,000	24,171,040	26,706,040	(6,479,251)	20,226,789	—
Madison at the Arboretum	Austin, TX	1995	161	1,046,500	9,638,269	—	1,392,343	1,046,500	11,030,612	12,077,112	(2,957,699)	9,119,413	—
Madison at Walnut Creek	Austin, TX	1994	342	2,737,600	14,623,574	—	1,626,595	2,737,600	16,250,169	18,987,769	(5,144,809)	13,842,960	—
Madison at Wells Branch	Austin, TX	1995	300	2,377,344	16,370,879	—	1,683,447	2,377,344	18,054,326	20,431,670	(3,860,939)	16,570,731	—
Madison on Melrose	Richardson, TX	1995	200	1,300,000	15,096,551	—	685,221	1,300,000	15,781,772	17,081,772	(4,079,103)	13,002,669	—
Madison on the Parkway	Dallas, TX	1995	376	2,444,000	22,505,043	—	1,784,163	2,444,000	24,289,206	26,733,206	(6,385,278)	20,347,929	—
Magnolia at Whitlock	Marietta, GA	1971	152	132,979	1,526,005	—	3,683,712	132,979	5,209,717	5,342,695	(3,232,178)	2,110,517	—
Magnuson Pointe, LLC	Seattle, WA	1977/1979	70	1,863,274	4,969,836	—	298,644	1,863,274	5,268,480	7,131,754	—	7,131,754	—
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	—	1,342,198	1,861,200	18,087,149	19,948,349	(5,475,079)	14,473,270	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	—	1,929,438	6,888,500	23,534,021	30,422,521	(7,170,385)	23,252,136	—
Martha Lake	Lynnwood, WA	1991	155	821,200	7,405,070	—	1,396,846	821,200	8,801,916	9,623,116	(2,927,813)	6,695,303	—
Merrill Creek	Lakewood, WA	1994	149	814,200	7,330,606	—	582,401	814,200	7,913,006	8,727,206	(2,514,485)	6,212,721	—
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,975	—	17,144	8,540,000	12,227,118	20,767,118	(346,916)	20,420,202	—
Milano Terrace Private Residences	Scottsdale, AZ	1984	214	2,932,387	17,570,698	—	2,741,193	2,932,387	20,311,892	23,244,279	(5,239,199)	18,005,080	—
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	—	1,164,011	12,858,693	58,332,514	71,191,207	(5,908,345)	65,282,863	—
Mira Flores	Palm Beach Gardens, FL	1996	352	7,040,000	22,515,299	—	699,076	7,040,000	23,214,375	30,254,375	(3,611,351)	26,643,024	—
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	—	1,340,332	2,432,000	22,963,893	25,395,893	(6,130,111)	19,265,782	—
Misty Woods	Cary, NC	1984	360	720,790	18,063,934	—	2,496,242	720,790	20,560,176	21,280,966	(6,264,017)	15,016,949	—
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	—	867,469	8,400,000	25,576,615	33,976,615	(4,549,147)	29,427,467	—
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	—	77,941	2,800,000	13,333,064	16,133,064	(633,721)	15,499,343	—
Montevista	Dallas, TX	2000	350	3,931,550	19,788,568	—	925,046	3,931,550	20,713,614	24,645,164	(3,147,201)	21,497,963	—
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	—	959,190	670,470	13,567,166	14,237,636	(3,996,113)	10,241,523	—
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	—	1,133,848	1,662,332	19,394,124	21,056,456	(5,731,425)	15,325,031	—
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	—	2,200,950	3,966,500	38,015,945	41,982,445	(12,256,891)	29,725,554	—
Newport Heights	Tukwila, WA	1985	80	391,200	3,522,780	—	712,179	391,200	4,234,959	4,626,159	(1,857,561)	2,768,598	—
North Pier at Harborside	Jersey City, NJ	2003	297	4,000,159	93,755,410	—	178,051	4,000,159	93,933,461	97,933,620	(5,958,662)	91,974,958	—
Northampton 2	Largo, MD	1988	276	1,513,500	14,246,990	—	2,128,557	1,513,500	16,375,548	17,889,048	(6,767,303)	11,121,744	—
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,143,103	—	60,766	15,000,000	23,203,869	38,203,869	(429,967)	37,773,901	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	—	2,071,280	5,527,800	16,762,985	22,290,785	(5,027,945)	17,262,839	—
Northwoods Village	Cary, NC	1986	228	1,369,700	11,460,337	—	1,916,694	1,369,700	13,377,031	14,746,731	(4,425,686)	10,321,045	—
Oaks (NC)	Charlotte, NC	1996	318	2,196,744	23,601,540	—	684,111	2,196,744	24,285,650	26,482,394	(6,278,935)	20,203,460	—
Oaks at Falls Church Condominium Homes, The	Falls Church, VA	1966	176	20,240,000	20,152,616	—	—	20,240,000	20,152,616	40,392,616	—	40,392,616	—
Oakwood Village (FL) II	Hudson, FL	(F)	—	31,734	—	—	—	31,734	—	31,734	—	31,734	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	—	983,318	5,111,200	12,893,756	18,004,956	(3,543,176)	14,461,780	—
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,376,841	—	228,350	14,752,034	73,605,191	88,357,225	(5,531,126)	82,826,099	—
One Eton Square	Tulsa, OK	1985	448	1,570,100	14,130,937	—	3,173,186	1,570,100	17,304,123	18,874,223	(6,085,925)	12,788,298	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	—	751,261	480,600	5,123,294	5,603,894	(2,202,754)	3,401,140	—
Overlook Manor	Frederick, MD	1980/1985	108	1,299,100	3,930,931	—	1,365,082	1,299,100	5,296,013	6,595,113	(1,609,010)	4,986,103	—
Overlook Manor III	Frederick, MD	1980/1985	64	1,026,300	3,027,390	—	195,699	1,026,300	3,223,088	4,249,388	(904,592)	3,344,797	—
Paces Station	Atlanta, GA	1984-1988/1989	610	4,801,500	32,548,053	—	5,380,415	4,801,500	37,928,468	42,729,968	(12,594,812)	30,135,156	—
Palladia	Hillsboro, OR	2000	497	6,461,000	44,888,156	—	669,497	6,461,000	45,557,653	52,018,653	(7,576,376)	44,442,277	—
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	—	1,241,235	1,055,800	10,747,352	11,803,152	(3,748,614)	8,054,538	—
Paradise Pointe	Dania, FL	1987-90	320	1,913,414	17,417,956	—	3,698,734	1,913,414	21,116,690	23,030,104	(8,605,728)	14,424,377	—
Parc Royale	Houston, TX	1994	171	2,223,000	11,936,833	—	1,505,045	2,223,000	13,441,877	15,664,877	(3,642,395)	12,022,482	—
Parc Vue at Lake Buena Vista	Orlando, FL	2000/2002	336	11,760,000	34,514,875	—	—	11,760,000	34,514,875	46,274,875	—	46,274,875	—
Park Meadow	Gilbert, AZ	1986	224	835,217	15,120,769	—	1,443,425	835,217	16,564,194	17,399,411	(4,866,585)	12,532,826	—
Park Place (MN)	Plymouth, MN	1986	250	1,219,900	10,964,119	—	1,889,115	1,219,900	12,853,235	14,073,135	(4,660,213)	9,412,921	—
Park Place (TX)	Houston, TX	1996	229	1,603,000	12,054,926	—	819,718	1,603,000	12,874,644	14,477,644	(3,764,421)	10,713,223	—
Park Place II	Plymouth, MN	1986	250	1,216,100	10,951,698	—	1,698,395	1,216,100	12,650,092	13,866,192	(4,481,734)	9,384,459	—
Park West (CA)	Los Angeles, CA	1987/90	444	3,033,500	27,302,383	—	3,090,186	3,033,500	30,392,569	33,426,069	(11,569,341)	21,856,728	—
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	—	881,555	8,330,000	29,549,173	37,879,173	(5,449,605)	32,429,568	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	—	2,723,933	6,246,700	14,551,385	20,798,085	(4,555,670)	16,242,415	—
Parkview Terrace	Redlands, CA	1986	558	4,969,200	35,653,777	—	5,364,254	4,969,200	41,018,031	45,987,231	(11,387,100)	34,600,131	—
Parkwood (CT)	East Haven, CT	1975	102	531,365	3,552,064	—	268,856	531,365	3,820,920	4,352,284	(793,361)	3,558,923	—
Pine Harbour	Orlando, FL	1991	366	1,664,300	14,970,915	—	2,433,586	1,664,300	17,404,501	19,068,801	(7,641,257)	11,427,544	—
Pointe at South Mountain	Phoenix, AZ	1988	364	2,228,800	20,059,311	—	2,062,116	2,228,800	22,121,427	24,350,227	(7,199,253)	17,150,974	—
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	—	1,292,129	1,386,000	20,350,749	21,736,749	(5,453,126)	16,283,623	—
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	—	2,928,760	1,754,200	18,718,633	20,472,833	(7,470,287)	13,002,546	—
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	—	1,840,466	1,022,200	11,043,632	12,065,832	(4,025,598)	8,040,234	—
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	—	3,176,527	7,454,900	17,902,329	25,357,229	(5,819,347)	19,537,882	—
Port Royale IV	Ft. Lauderdale, FL	(F)	—	—	26,895	—	—	—	26,895	26,895	—	26,895	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	—	1,076,497	3,572,400	15,737,491	19,309,891	(4,567,060)	14,742,831	—
Preakness	Antioch, TN	1986	260	1,561,900	7,668,521	—	2,009,434	1,561,900	9,677,955	11,239,855	(3,532,829)	7,707,026	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	—	441,855	13,500,000	60,453,063	73,953,063	(4,709,294)	69,243,769	—
Promenade (FL)	St. Petersburg, FL	1994	334	2,124,193	25,804,037	—	2,865,120	2,124,193	28,669,157	30,793,351	(7,551,877)	23,241,473	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	—	1,092,095	13,320,000	31,445,843	44,765,843	(5,733,296)	39,032,548	—
Promenade at Peachtree	Chamblee, GA	2001	406	10,150,000	31,219,739	—	303,712	10,150,000	31,523,451	41,673,451	(2,063,019)	39,610,432	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	—	616,015	14,700,000	36,006,293	50,706,293	(2,935,616)	47,770,677	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	—	925,841	6,640,000	27,669,601	34,309,601	(5,530,748)	28,778,853	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	—	2,756,734	2,272,800	23,303,024	25,575,824	(8,009,099)	17,566,725	—
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	—	2,254,952	2,355,509	32,676,791	35,032,300	(9,660,616)	25,371,684	—
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	27,966,416	—	2,636,038	3,926,600	30,602,454	34,529,054	(8,763,035)	25,766,019	—
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	33,104,733	—	636,892	4,500,000	33,741,624	38,241,624	(4,328,810)	33,912,814	—
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	—	136,060	3,573,621	19,191,565	22,765,186	(1,556,212)	21,208,974	—
Ranch at Fossil Creek	Haltom City, TX	2003	274	1,715,435	16,829,282	—	234,797	1,715,435	17,064,079	18,779,514	(1,560,807)	17,218,707	—
Redlands Lawn and Tennis	Redlands, CA	1986	496	4,822,320	26,359,328	—	2,534,852	4,822,320	28,894,180	33,716,500	(8,713,485)	25,003,016	—
Redmond Ridge (Land)	Redmond, WA	(F)	—	—	778,219	—	—	—	778,219	778,219	—	778,219	—
Regency	Charlotte, NC	1986	178	890,000	11,783,920	—	992,171	890,000	12,776,091	13,666,091	(3,462,335)	10,203,756	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	—	2,824,700	1,857,400	19,537,954	21,395,354	(7,222,157)	14,173,197	—
Regency Park Condominium Homes	Centreville, VA	1989	252	2,521,500	16,200,666	—	2,077,099	2,521,500	18,277,765	20,799,265	(5,420,612)	15,378,653	—
Remington Place	Phoenix, AZ	1983	412	1,492,750	13,377,478	—	3,223,404	1,492,750	16,600,883	18,093,633	(6,487,300)	11,606,333	—
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,826,935	—	375,104	10,500,000	53,202,039	63,702,039	(4,436,975)	59,265,064	—
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	—	118,993	6,500,000	34,704,053	41,204,053	(3,795,379)	37,408,674	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	72,933,506	—	49,054	16,345,000	72,982,559	89,327,559	(1,804,790)	87,522,769	—
Reserve at Marina Bay I	Quincy, MA	2002	136	3,618,844	24,005,980	—	115,219	3,618,844	24,121,199	27,740,043	(1,660,627)	26,079,416	—
Reserve at Moreno Valley Ranch	Moreno Valley, CA	2005	176	8,800,000	26,100,502	—	(991)	8,800,000	26,099,511	34,899,511	(97,026)	34,802,485	—
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,976,484	—	512,810	11,918,917	69,489,295	81,408,211	(4,813,518)	76,594,693	—
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	—	280,233	10,369,400	41,452,314	51,821,714	(2,690,642)	49,131,073	—
Residences at Little River	Haverhill, MA	2003	174	6,905,138	19,172,797	—	127,594	6,905,138	19,300,391	26,205,529	(1,616,781)	24,588,748	—
Richmond Townhomes	Houston, TX	1995	188	940,000	13,906,905	—	1,759,573	940,000	15,666,478	16,606,478	(3,908,282)	12,698,196	—
Ridgewood Village	San Diego, CA	1997	192	5,761,500	14,032,511	—	399,436	5,761,500	14,431,947	20,193,447	(4,061,138)	16,132,308	—
Ridgewood Village II	San Diego, CA	1997	216	6,048,000	19,971,537	—	83,930	6,048,000	20,055,467	26,103,467	(3,635,720)	22,467,746	—
Rincon	Houston, TX	1996	288	4,401,900	16,734,746	—	1,202,556	4,401,900	17,937,302	22,339,202	(5,777,113)	16,562,089	—
River Hill	Grand Prairie, TX	1996	334	2,004,000	19,272,944	—	1,239,927	2,004,000	20,512,871	22,516,871	(5,470,138)	17,046,733	—
River Park	Fort Worth, TX	1984	280	2,245,400	8,811,727	—	2,818,025	2,245,400	11,629,751	13,875,151	(3,829,186)	10,045,965	—
River Stone Ranch	Austin, TX	1998	448	5,376,000	27,004,185	—	1,062,314	5,376,000	28,066,499	33,442,499	(2,628,751)	30,813,748	—
Rivers Edge	Waterbury, CT	1974	156	781,900	6,561,167	—	648,464	781,900	7,209,631	7,991,531	(2,064,167)	5,927,364	—
Riverside Park	Tulsa, OK	1994	288	1,441,400	12,371,637	—	962,077	1,441,400	13,333,714	14,775,114	(4,111,236)	10,663,879	—
Rock Creek	Carrboro, NC	1986	188	895,700	8,062,543	—	1,738,461	895,700	9,801,003	10,696,703	(3,369,470)	7,327,233	—
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	—	318,525	5,460,000	16,040,095	21,500,095	(3,584,549)	17,915,545	—
Rosecliff II	Quincy, MA	(F)	—	—	1,379	—	—	—	1,379	1,379	—	1,379	—
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	—	1,726,746	1,988,000	15,371,863	17,359,863	(4,093,197)	13,266,666	—
Sabal Palm at Boot Ranch	Palm Harbor, FL	1996	432	3,888,000	28,923,692	—	1,726,592	3,888,000	30,650,284	34,538,284	(8,138,491)	26,399,793	—
Sabal Palm at Carrollwood Place	Tampa, FL	1995	432	3,888,000	26,911,542	—	1,172,386	3,888,000	28,083,928	31,971,928	(7,370,993)	24,600,935	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	—	1,573,061	2,800,000	25,260,954	28,060,954	(6,836,899)	21,224,055	—
Sabal Palm at Metrowest	Orlando, FL	1998	411	4,110,000	38,394,865	—	1,903,018	4,110,000	40,297,883	44,407,883	(10,521,753)	33,886,130	—
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	—	1,040,302	4,560,000	34,947,585	39,507,585	(9,041,902)	30,465,682	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	—	2,222,344	1,951,600	19,792,851	21,744,451	(7,092,306)	14,652,146	—
Saddle Ridge	Ashburn, VA	1989	216	1,364,800	12,283,616	—	1,386,652	1,364,800	13,670,269	15,035,069	(5,062,934)	9,972,135	—
Sailboat Bay	Raleigh, NC	1986	192	960,000	8,797,580	—	975,376	960,000	9,772,956	10,732,956	(2,693,408)	8,039,548	—
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,114,542	—	1,668,564	7,696,095	35,783,106	43,479,201	(2,565,888)	40,913,313	—
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,422,607	—	1,162,731	7,000,000	31,585,337	38,585,337	(4,681,965)	33,903,372	—
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,433,507	—	489,335	7,209,873	29,922,842	37,132,715	(2,234,028)	34,898,687	—
Savoy I	Aurora, CO	2001	444	6,109,460	38,765,670	—	289,212	6,109,460	39,054,883	45,164,343	(3,061,041)	42,103,302	—
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,407,699	—	953,994	1,512,000	12,361,693	13,873,693	(3,706,200)	10,167,493	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	—	2,406,953	2,760,400	27,252,240	30,012,640	(8,668,444)	21,344,195	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	—	1,940,175	663,800	7,914,978	8,578,778	(2,856,209)	5,722,569	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	—	442,322	6,000,000	22,162,090	28,162,090	(1,589,587)	26,572,503	—
Shadow Lake	Doraville, GA	1989	228	1,140,000	13,117,277	—	820,937	1,140,000	13,938,213	15,078,213	(3,713,996)	11,364,218	—
Sheffield Court	Arlington, VA	1986	597	3,349,350	31,337,332	—	3,146,822	3,349,350	34,484,155	37,833,505	(13,708,489)	24,125,016	—
Silver Springs (FL)	Jacksonville, FL	1985	432	1,831,100	16,474,735	—	4,299,391	1,831,100	20,774,126	22,605,226	(7,293,340)	15,311,885	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	—	909,394	1,781,600	17,641,310	19,422,910	(4,756,904)	14,666,006	—
Sommerset Place	Raleigh, NC	1983	144	360,000	7,800,206	—	956,872	360,000	8,757,078	9,117,078	(2,425,024)	6,692,053	—
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	—	579,871	5,490,000	18,710,350	24,200,350	(3,420,062)	20,780,288	—
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	—	1,506,749	2,361,922	33,348,473	35,710,395	(9,683,390)	26,027,005	—
South Palm Place Condominium Homes	Tamarac, FL	1991	208	1,528,600	13,926,559	—	2,421,167	1,528,600	16,347,726	17,876,326	(4,202,168)	13,674,158	—
Southwood	Palo Alto, CA	1985	99	6,936,600	14,324,069	—	1,318,138	6,936,600	15,642,207	22,578,807	(4,466,500)	18,112,307	—
Spring Hill Commons	Acton, MA	1973	105	1,107,436	7,402,980	—	432,017	1,107,436	7,834,997	8,942,432	(1,548,990)	7,393,442	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	—	719,046	5,680,000	20,531,137	26,211,137	(3,118,568)	23,092,569	—
Steeplechase	Charlotte, NC	1986	247	1,111,500	10,180,750	—	1,114,656	1,111,500	11,295,406	12,406,906	(3,161,005)	9,245,900	—
Stone Oak	Houston, TX	1998	318	2,544,000	17,513,496	—	595,674	2,544,000	18,109,171	20,653,171	(2,503,907)	18,149,263	—
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,268	—	517,086	8,750,000	33,515,354	42,265,354	(615,160)	41,650,194	—
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	—	82,900	4,810,000	30,082,496	34,892,496	(1,638,648)	33,253,848	—
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	—	1,339,010	1,215,200	12,277,144	13,492,344	(3,926,062)	9,566,282	—
Summer Creek	Plymouth, MN	1985	72	579,600	3,815,800	—	531,950	579,600	4,347,751	4,927,351	(1,345,065)	3,582,285	—
Summer Ridge	Riverside, CA	1985	136	602,400	5,422,807	—	1,715,341	602,400	7,138,148	7,740,548	(2,390,434)	5,350,115	—
Summerset Village II	Chatsworth, CA	(F)	—	260,646	31,577	—	—	260,646	31,577	292,223	—	292,223	—
Summerwood	Hayward, CA	1982	162	4,866,600	6,942,743	—	976,409	4,866,600	7,919,152	12,785,752	(2,353,872)	10,431,880	—
Summit at Lake Union	Seattle, WA	1995 - 1997	150	1,424,700	12,852,461	—	1,355,102	1,424,700	14,207,563	15,632,263	(4,554,045)	11,078,218	—
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	—	1,238,500	10,000,000	33,363,350	43,363,350	(3,138,993)	40,224,356	—
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	—	724,540	3,057,100	8,573,158	11,630,258	(2,449,394)	9,180,864	—
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	—	1,925,867	3,152,000	21,009,594	24,161,594	(6,513,264)	17,648,330	—
Tamarlane	Portland, ME	1986	115	690,900	5,153,633	—	554,772	690,900	5,708,404	6,399,304	(1,843,622)	4,555,682	—
Timber Hollow	Chapel Hill, NC	1986	198	800,000	11,219,537	—	1,254,060	800,000	12,473,597	13,273,597	(3,390,745)	9,882,852	—
Timber Ridge, LLC	Woodinville, WA	1986	175	946,603	8,810,810	—	2,163,063	946,603	10,973,873	11,920,476	(3,804,469)	8,116,007	—
Timberwalk	Jacksonville, FL	1987	284	1,988,000	13,204,219	—	1,289,788	1,988,000	14,494,007	16,482,007	(4,040,983)	12,441,024	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	—	165,613	6,280,000	32,287,393	38,567,393	(1,457,914)	37,109,479	—
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	—	2,790,619	39,410,000	53,596,692	93,006,692	(10,294,214)	82,712,478	—
Town Center (TX)	Kingwood, TX	1994	258	1,291,300	11,530,216	—	1,678,091	1,291,300	13,208,307	14,499,607	(4,232,717)	10,266,889	—
Town Center II (TX)	Kingwood, TX	1994	260	1,375,000	14,169,656	—	92,683	1,375,000	14,262,339	15,637,339	(3,136,907)	12,500,431	—
Trails at Briar Forest	Houston, TX	1990	476	2,380,000	24,911,561	—	2,691,171	2,380,000	27,602,732	29,982,732	(7,294,768)	22,687,964	—
Trails at Dominion Park	Houston, TX	1992	843	2,531,800	35,699,589	—	4,607,280	2,531,800	40,306,869	42,838,669	(13,564,168)	29,274,501	—
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,067,579	—	22,501	103,539,100	94,090,080	197,629,180	(715,681)	196,913,499	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,942,704	—	25,250	139,933,500	190,967,954	330,901,454	(1,350,772)	329,550,681	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,324,604	—	23,133	144,968,250	138,347,737	283,315,987	(1,029,662)	282,286,325	—
Turnberry Isle	Dallas, TX	1994	187	2,992,000	15,287,584	—	314,119	2,992,000	15,601,703	18,593,703	(907,851)	17,685,852	—
Tuscany Villas, LLC	Los Angeles, CA	1995	2	14,104	147,357	—	(110,198)	14,104	37,159	51,263	(38,016)	13,247	—
Tyrone Gardens	Randolph, MA	1961/1965	165	4,953,000	5,799,572	—	1,109,921	4,953,000	6,909,493	11,862,493	(2,114,455)	9,748,039	—
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	—	677,489	873,000	13,496,866	14,369,866	(3,480,119)	10,889,747	—
Venetian Condominium Phase II, LLC	Phoenix, AZ	1983	1	5,985	54,012	—	(109,358)	5,985	(55,346)	(49,361)	(17,105)	(66,466)	—
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	—	1,924,182	12,650,000	35,580,475	48,230,475	(3,049,419)	45,181,056	—
Via Ventura	Scottsdale, AZ	1980	328	1,486,600	13,382,006	—	6,828,432	1,486,600	20,210,438	21,697,038	(10,512,879)	11,184,159	—
View Pointe	Riverside, CA	1998	208	10,400,000	26,310,471	—	8,895	10,400,000	26,319,366	36,719,366	(316,576)	36,402,790	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	—	3,549,107	1,665,100	18,534,784	20,199,884	(8,135,601)	12,064,283	—
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	—	1,323,556	3,166,411	15,182,646	18,349,057	(4,725,433)	13,623,624	—
Village Oaks	Austin, TX	1984	280	1,186,000	10,663,736	—	1,798,816	1,186,000	12,462,552	13,648,552	(4,407,603)	9,240,949	—
Village of Newport	Kent, WA	1987	100	416,300	3,756,582	—	569,163	416,300	4,325,745	4,742,045	(1,890,240)	2,851,805	—
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,215,115	—	84,745	5,500,000	15,299,860	20,799,860	(486,422)	20,313,438	—
Vista Del Lago	Mission Viejo, CA	1986-88	608	4,525,800	40,736,293	—	6,810,377	4,525,800	47,546,670	52,072,470	(19,918,888)	32,153,582	—
Vista Del Lago (TX)	Dallas, TX	1992	296	3,552,000	20,066,912	—	1,023,347	3,552,000	21,090,259	24,642,259	(3,744,403)	20,897,856	—
Vista Grove	Mesa, AZ	1997 - 1998	224	1,341,796	12,157,045	—	824,904	1,341,796	12,981,949	14,323,745	(3,653,618)	10,670,127	—
Waterford (Jax) II	Jacksonville, FL	(F)	—	566,923	62,373	—	—	566,923	62,373	629,296	—	629,296	—
Waterford at Deerwood	Jacksonville, FL	1985	248	1,696,000	10,659,702	—	1,892,879	1,696,000	12,552,581	14,248,581	(3,622,373)	10,626,208	—
Waterside	Reston, VA	1984	276	20,700,000	27,441,707	—	—	20,700,000	27,441,707	48,141,707	—	48,141,707	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	—	342,912	1,418,893	9,827,918	11,246,810	(1,845,852)	9,400,958	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	—	1,333,295	3,648,000	18,954,174	22,602,174	(5,118,675)	17,483,499	—
Wellsford Oaks	Tulsa, OK	1991	300	1,310,500	11,794,290	—	1,180,672	1,310,500	12,974,962	14,285,462	(4,237,545)	10,047,917	—
Westfield Village	Centerville, VA	1988	228	7,000,000	23,245,834	—	2,974,751	7,000,000	26,220,585	33,220,585	(1,593,131)	31,627,454	—
Westridge	Tacoma, WA	1987/1991	714	3,501,900	31,506,082	—	3,555,070	3,501,900	35,061,152	38,563,052	(11,501,688)	27,061,365	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	—	172,379	1,785,000	3,405,633	5,190,633	(680,637)	4,509,996	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	—	36,647	1,955,000	3,578,082	5,533,082	(657,765)	4,875,317	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	—	77,719	3,060,000	5,616,590	8,676,590	(1,037,875)	7,638,716	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	—	48,706	3,060,000	5,588,096	8,648,096	(1,026,645)	7,621,451	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	—	83,010	5,100,000	9,307,495	14,407,495	(1,714,099)	12,693,396	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,024,001	—	139,324	1,530,000	3,163,326	4,693,326	(575,107)	4,118,218	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	—	73,058	4,505,000	10,831,957	15,336,957	(1,383,031)	13,953,926	—
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	—	276,324	5,310,000	23,274,883	28,584,883	(1,319,575)	27,265,307	—
Whispering Oaks	Walnut Creek, CA	1974	316	2,170,800	19,539,586	—	2,904,542	2,170,800	22,444,128	24,614,928	(7,912,651)	16,702,277	—
Willow Trail	Norcross, GA	1985	224	1,120,000	11,412,982	—	953,680	1,120,000	12,366,661	13,486,661	(3,361,504)	10,125,157	—
Wimberly	Dallas, TX	1996	372	2,232,000	27,685,923	—	1,204,113	2,232,000	28,890,036	31,122,036	(7,535,518)	23,586,519	—
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	—	10,156	8,000,000	30,067,371	38,067,371	(423,429)	37,643,942	—
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	—	2,550,491	2,822,618	21,419,117	24,241,735	(4,819,975)	19,421,761	—
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	—	203,613	683,215	4,770,767	5,453,982	(905,376)	4,548,606	—
Windemere	Mesa, AZ	1986	224	940,450	8,659,280	—	1,815,944	940,450	10,475,224	11,415,674	(3,718,490)	7,697,184	—
Windmont	Atlanta, GA	1988	178	3,204,000	7,128,448	—	624,839	3,204,000	7,753,287	10,957,287	(1,813,856)	9,143,431	—
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	—	2,190,484	10,000,000	30,777,592	40,777,592	(1,860,377)	38,917,215	—
Winterwood	Charlotte, NC	1986	384	1,722,000	15,501,142	—	3,510,154	1,722,000	19,011,296	20,733,296	(8,628,614)	12,104,682	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	—	1,567,003	9,729,900	24,576,772	34,306,672	(7,587,384)	26,719,288	—
Woodbridge II	Cary, NC	1993-95	216	1,244,600	11,243,364	—	1,245,278	1,244,600	12,488,642	13,733,242	(4,317,351)	9,415,890	—
Woodcreek	Beaverton, OR	1982-84	440	1,755,800	15,816,455	—	3,629,754	1,755,800	19,446,208	21,202,008	(8,664,858)	12,537,150	—
Woodland Hills	Decatur, GA	1985	228	1,224,600	11,010,681	—	2,072,016	1,224,600	13,082,697	14,307,297	(4,919,977)	9,387,320	—
Woodland Meadows	Ann Arbor, MI	1987-1989	306	2,006,000	18,049,552	—	1,827,376	2,006,000	19,876,927	21,882,927	(6,243,516)	15,639,411	—
Woodlands of Minnetonka	Minnetonka, MN	1988	248	2,394,500	13,543,076	—	2,006,632	2,394,500	15,549,708	17,944,208	(4,802,537)	13,141,672	—
Woodmoor	Austin, TX	1981	208	653,800	5,875,968	—	2,295,658	653,800	8,171,626	8,825,426	(3,931,399)	4,894,027	—
Woods of Elm Creek	San Antonio, TX	1983	185	590,000	5,310,328	—	1,069,562	590,000	6,379,890	6,969,890	(2,289,226)	4,680,664	—
Woodside	Lorton, VA	1987	252	1,326,000	12,510,903	—	4,155,777	1,326,000	16,666,680	17,992,680	(5,850,483)	12,142,196	—
Yarmouth Woods	Yarmouth, ME	1971/1978	138	692,800	6,096,155	—	1,130,470	692,800	7,226,625	7,919,425	(2,143,003)	5,776,422	—
Management Business	Chicago, IL	(D)	—	—	—	—	60,973,560	—	60,973,560	60,973,560	(27,492,407)	33,481,154	—
Operating Partnership	Chicago, IL	(F)	—	—	1,160,738	—	—	—	1,160,738	1,160,738	—	1,160,738	—
EQR Wholly Owned Unencumbered			100,176	1,909,581,388	7,611,615,024	—	660,361,487	1,909,581,388	8,271,976,512	10,181,557,900	(1,791,910,458)	8,389,647,442	—

EQR Wholly Owned Encumbered:
1660 Peachtree	Atlanta, GA	1999	355	7,987,511	23,602,563	—	1,664,937	7,987,511	25,267,500	33,255,011	(1,897,646)	31,357,365	23,000,000
740 River Drive	St. Paul, MN	1962	163	1,626,700	11,234,943	—	3,174,983	1,626,700	14,409,925	16,036,625	(4,975,463)	11,061,163	5,359,761
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	—	1,411,981	3,252,993	23,157,576	26,410,569	(4,310,702)	22,099,868	4,241,057
Amberton	Manassas, VA	1986	190	900,600	11,921,815	—	1,787,076	900,600	13,708,891	14,609,491	(4,371,353)	10,238,138	10,705,000
Arbor Glen	Ypsilanti, MI	1990	220	1,096,064	9,887,635	—	1,757,256	1,096,064	11,644,891	12,740,955	(3,714,977)	9,025,978	6,222,204
Arbor Terrace	Sunnyvale, CA	1979	174	9,057,300	18,483,642	—	803,803	9,057,300	19,287,445	28,344,745	(5,256,549)	23,088,196	(O	)
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	—	929,579	4,685,900	11,922,330	16,608,230	(3,395,512)	13,212,718	(K	)
Arbors of Hickory Hollow	Antioch, TN	1986	336	202,985	6,937,209	—	3,353,261	202,985	10,290,470	10,493,455	(5,356,766)	5,136,688	(J	)
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	—	529,776	5,500,000	29,130,572	34,630,572	(566,444)	34,064,128	23,366,390
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	—	202,266	7,000,000	20,739,625	27,739,625	(2,334,224)	25,405,401	(Q	)
Autumn River	Raleigh, NC	2002	284	3,408,000	20,890,457	—	366,215	3,408,000	21,256,672	24,664,672	(1,749,121)	22,915,552	(Q	)
Avon Place	Avon, CT	1973	163	1,788,943	12,440,003	—	726,628	1,788,943	13,166,631	14,955,574	(2,456,333)	12,499,242	(M	)
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	—	125,253	7,600,000	27,562,493	35,162,493	(1,898,052)	33,264,441	13,997,000
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	—	263,696	401,091	2,944,906	3,345,997	(602,608)	2,743,390	(M	)
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	—	581,190	928,972	6,791,177	7,720,149	(1,398,130)	6,322,019	5,676,414
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	—	728,062	9,991,500	22,975,340	32,966,840	(5,981,201)	26,985,639	13,050,887
Broadway	Garland, TX	1983	288	1,443,700	7,790,989	—	2,006,938	1,443,700	9,797,928	11,241,628	(3,220,728)	8,020,900	5,616,899
Brookdale Village	Naperville, IL	1986	252	3,276,000	16,293,471	—	1,727,982	3,276,000	18,021,453	21,297,453	(4,502,095)	16,795,357	10,820,000
Brookside (MD)	Frederick, MD	1993	228	2,736,000	7,934,517	—	1,205,761	2,736,000	9,140,278	11,876,278	(2,517,088)	9,359,190	8,170,000
Brooksyde Apts	West Hartford, CT	1945	80	594,711	3,975,523	—	337,860	594,711	4,313,383	4,908,094	(894,314)	4,013,780	(M	)
Burgundy Studios	Middletown, CT	1973	102	395,238	2,642,087	—	275,439	395,238	2,917,525	3,312,763	(638,642)	2,674,121	(M	)
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	—	4,175,442	2,781,300	37,117,973	39,899,273	(12,974,107)	26,925,166	31,680,000
Carlyle	Dallas, TX	1993	180	1,890,000	14,155,000	—	616,231	1,890,000	14,771,231	16,661,231	(1,447,424)	15,213,807	8,130,340
Cedar Glen	Reading, MA	1980	114	1,248,505	8,346,003	—	590,727	1,248,505	8,936,731	10,185,236	(1,706,490)	8,478,746	2,352,508
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	—	20,109	3,800,000	21,300,148	25,100,148	(962,406)	24,137,741	18,159,410
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	—	466,756	5,900,000	49,267,095	55,167,095	(2,046,070)	53,121,026	28,474,324
Cherry Creek I,II,&III (TN)	Hermitage, TN	1986/96	627	2,942,345	45,725,245	—	1,648,648	2,942,345	47,373,893	50,316,238	(11,556,061)	38,760,178	17,191,462
Chestnut Glen	Abington, MA	1983	130	1,178,965	7,881,139	—	433,615	1,178,965	8,314,754	9,493,719	(1,645,105)	7,848,614	4,170,509
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	—	1,052,254	2,044,000	13,419,086	15,463,086	(3,679,004)	11,784,082	11,657,142
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	—	83,928	5,220,000	16,828,572	22,048,572	(938,608)	21,109,964	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	—	1,994,179	4,803,100	36,889,077	41,692,177	(10,612,615)	31,079,561	(O	)
Club at Tanasbourne	Hillsboro, OR	1990	352	3,521,300	16,257,934	—	2,136,042	3,521,300	18,393,977	21,915,277	(6,167,862)	15,747,415	(N	)
Coachlight Village	Agawam, MA	1967	88	501,726	3,353,933	—	263,874	501,726	3,617,807	4,119,533	(726,398)	3,393,135	(M	)
Coachman Trails	Plymouth, MN	1987	154	1,227,000	9,517,381	—	972,232	1,227,000	10,489,613	11,716,613	(3,040,311)	8,676,302	5,992,226

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Colonial Village	Plainville, CT	1968	104	693,575	4,636,410	—	531,777	693,575	5,168,187	5,861,762	(1,065,983)	4,795,779	(M	)
Conway Court	Roslindale, MA	1920	28	101,451	710,524	—	72,700	101,451	783,223	884,675	(171,317)	713,358	395,499
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	—	110,875	15,000,000	41,166,660	56,166,660	(1,260,214)	54,906,446	34,088,308
Coventry at Cityview	Fort Worth, TX	1996	360	2,160,000	23,072,847	—	1,481,484	2,160,000	24,554,331	26,714,331	(6,450,741)	20,263,590	(Q	)
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	—	963,870	9,606,600	22,157,101	31,763,701	(5,879,604)	25,884,097	(O	)
Cross Creek	Matthews, NC	1989	420	3,151,600	20,295,925	—	1,752,536	3,151,600	22,048,461	25,200,061	(6,200,338)	18,999,723	(O	)
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	—	3,264,674	3,156,600	31,679,273	34,835,873	(10,200,015)	24,635,858	(P	)
Dean Estates II	Cranston, RI	1970	48	308,457	2,061,971	—	260,754	308,457	2,322,725	2,631,182	(499,687)	2,131,495	(M	)
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	—	2,184,235	4,742,200	22,457,127	27,199,327	(6,937,732)	20,261,596	(Q	)
Eastbridge	Dallas, TX	1998	169	3,380,000	11,860,382	—	468,597	3,380,000	12,328,979	15,708,979	(2,177,928)	13,531,051	8,293,041
Fernbrook Townhomes	Plymouth, MN	1993	72	580,100	6,683,693	—	405,388	580,100	7,089,080	7,669,180	(1,921,685)	5,747,496	4,914,989
Fireside Park	Rockville, MD	1961	236	4,248,000	9,977,101	—	1,736,749	4,248,000	11,713,850	15,961,850	(3,188,753)	12,773,096	8,095,000
Forest Ridge I & II	Arlington, TX	1984/85	660	2,362,700	21,263,295	—	4,695,730	2,362,700	25,959,025	28,321,725	(9,649,267)	18,672,458	(P	)
Fountain Place I	Eden Prairie, MN	1989	332	2,405,068	21,694,117	—	1,971,411	2,405,068	23,665,528	26,070,597	(7,110,317)	18,960,280	24,653,106
Fountain Place II	Eden Prairie, MN	1989	158	1,231,350	11,095,333	—	816,283	1,231,350	11,911,616	13,142,965	(3,501,733)	9,641,233	12,600,000
Fountainhead I	San Antonio, TX	1985/1987	240	1,205,816	5,200,241	—	957,341	1,205,816	6,157,582	7,363,398	(4,126,821)	3,236,577	(K	)
Fountainhead II	San Antonio, TX	1985/1987	224	1,205,817	4,529,801	—	1,551,825	1,205,817	6,081,626	7,287,443	(3,892,958)	3,394,485	(K	)
Fountainhead III	San Antonio, TX	1985/1987	224	1,205,816	4,399,093	—	1,552,469	1,205,816	5,951,561	7,157,377	(3,601,258)	3,556,119	(K	)
Four Lakes 5	Lisle, IL (G)	1968/1988	478	600,000	19,186,686	—	2,948,913	600,000	22,135,599	22,735,599	(12,998,075)	9,737,524	(K	)
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	—	569,307	1,370,843	9,733,112	11,103,955	(1,936,688)	9,167,266	(M	)
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	—	453,814	1,129,018	8,001,070	9,130,089	(1,626,557)	7,503,531	(M	)
Gates at Carlson Center	Minnetonka, MN	1989	435	4,355,200	23,802,817	—	5,999,422	4,355,200	29,802,239	34,157,439	(8,810,523)	25,346,916	(L	)
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	—	962,370	1,722,400	16,433,799	18,156,199	(4,819,829)	13,336,370	17,693,865
Glen Grove	Wellesley, MA	1979	125	1,344,601	8,988,383	—	557,877	1,344,601	9,546,260	10,890,861	(1,834,976)	9,055,885	3,068,436
Glen Meadow	Franklin, MA	1971	288	2,339,330	17,796,431	—	1,680,370	2,339,330	19,476,802	21,816,132	(3,711,977)	18,104,155	1,747,990
GlenGarry Club	Bloomingdale, IL	1989	250	3,129,700	15,807,889	—	2,037,177	3,129,700	17,845,066	20,974,766	(5,386,521)	15,588,245	(L	)
Glenlake	Glendale Heights. IL	1988	336	5,041,700	16,671,970	—	4,451,531	5,041,700	21,123,500	26,165,200	(6,934,928)	19,230,273	14,845,000
Gosnold Grove	East Falmouth, MA	1978	33	124,296	830,891	—	123,419	124,296	954,310	1,078,605	(234,503)	844,102	563,591
Greenhaven	Union City, CA	1983	250	7,507,000	15,210,399	—	1,539,590	7,507,000	16,749,989	24,256,989	(4,721,262)	19,535,726	10,975,000
Greenhouse - Frey Road	Kennesaw, GA	1985	489	2,467,200	22,187,443	—	3,363,602	2,467,200	25,551,045	28,018,245	(10,918,272)	17,099,973	(K	)
Greenhouse - Holcomb Bridge	Alpharetta, GA	1985	437	2,143,300	19,291,427	—	3,276,562	2,143,300	22,567,990	24,711,290	(9,809,979)	14,901,311	(K	)
Greenhouse - Roswell	Roswell, GA	1985	236	1,220,000	10,974,727	—	2,018,650	1,220,000	12,993,377	14,213,377	(5,739,990)	8,473,387	(K	)
Greentree 1	Glen Burnie, MD	1973	350	3,912,968	11,784,021	—	2,779,050	3,912,968	14,563,070	18,476,038	(4,087,065)	14,388,973	11,000,000
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	—	393,500	10,806,000	30,728,830	41,534,830	(1,706,627)	39,828,203	19,335,708
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,688,748	—	86,711	59,900,000	158,775,459	218,675,459	(2,008,509)	216,666,950	146,644,836
Heritage Green	Sturbridge, MA	1974	130	835,313	5,583,898	—	690,542	835,313	6,274,440	7,109,753	(1,277,818)	5,831,935	2,219,486
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	—	266,656	583,679	4,168,430	4,752,109	(847,889)	3,904,220	4,057,240
Highland Point	Aurora, CO	1984	319	1,631,900	14,684,439	—	1,776,395	1,631,900	16,460,834	18,092,734	(5,348,448)	12,744,286	(N	)
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	—	27,850	6,800,000	21,486,958	28,286,958	(676,263)	27,610,695	17,450,986
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	—	10,707	10,080,000	37,537,619	47,617,619	(497,904)	47,119,714	22,176,991
Highline Oaks	Denver, CO	1986	220	1,057,400	9,340,249	—	1,545,586	1,057,400	10,885,834	11,943,234	(3,786,883)	8,156,351	(K	)
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	—	908,786	1,650,237	20,501,910	22,152,147	(5,850,316)	16,301,831	(N	)
Jaclen Towers	Beverly, NJ	1976	100	437,072	2,921,735	—	679,638	437,072	3,601,373	4,038,445	(799,490)	3,238,955	1,757,796
James Street Crossing	Kent, WA	1989	300	2,081,254	18,748,337	—	1,418,141	2,081,254	20,166,478	22,247,732	(6,017,581)	16,230,151	16,379,123
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	—	847,583	13,642,420	30,555,058	44,197,478	(2,301,822)	41,895,656	16,699,685
Landings of Lake Zurich	Lake Zurich, IL	2000	206	2,250,338	17,490,436	—	401,224	2,250,338	17,891,660	20,141,998	(1,254,858)	18,887,140	16,800,000
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	—	1,258,084	7,202,000	37,135,696	44,337,696	(4,636,556)	39,701,140	33,070,283
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	—	527,912	6,330,000	38,084,925	44,414,925	(2,152,530)	42,262,396	24,194,240
Legends at Preston	Morrisville, NC	2000	382	3,056,000	27,150,721	—	627,768	3,056,000	27,778,489	30,834,489	(5,399,551)	25,434,938	(Q	)
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,748,835	—	641,331	5,977,504	27,390,165	33,367,669	(2,755,933)	30,611,736	26,500,000
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	—	1,752,432	5,928,400	35,347,694	41,276,094	(9,999,959)	31,276,135	(O	)
Longfellow Glen	Sudbury, MA	1984	120	1,094,273	7,314,994	—	1,699,013	1,094,273	9,014,007	10,108,281	(1,846,998)	8,261,283	3,946,575
Longview Place	Waltham, MA	2004	348	20,880,000	90,254,989	—	11,446	20,880,000	90,266,435	111,146,435	(2,136,052)	109,010,382	76,978,333
Longwood	Decatur, GA	1992	268	1,454,048	13,087,837	—	1,166,757	1,454,048	14,254,594	15,708,642	(6,052,266)	9,656,375	(P	)
Loomis Manor	West Hartford, CT	1948	43	422,350	2,823,326	—	258,756	422,350	3,082,082	3,504,432	(642,210)	2,862,223	(M	)
Madison at Cedar Springs	Dallas, TX	1995	380	2,470,000	33,194,620	—	1,414,972	2,470,000	34,609,593	37,079,593	(8,732,661)	28,346,932	(O	)
Madison at Chase Oaks	Plano, TX	1995	470	3,055,000	28,932,885	—	1,504,003	3,055,000	30,436,888	33,491,888	(8,044,341)	25,447,547	(O	)
Madison at River Sound	Lawrenceville, GA	1996	586	3,666,999	47,387,106	—	1,341,897	3,666,999	48,729,004	52,396,003	(12,442,242)	39,953,761	(Q	)
Madison at Round Grove	Lewisville, TX	1995	404	2,626,000	25,682,373	—	1,775,020	2,626,000	27,457,393	30,083,393	(7,170,748)	22,912,645	(N	)
Madison at Scofield Farms	Austin, TX	1996	260	2,080,000	14,597,971	—	1,280,838	2,080,000	15,878,809	17,958,809	(3,349,396)	14,609,413	12,026,893
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	—	3,446,135	4,928,500	48,068,449	52,996,949	(15,211,950)	37,785,000	19,195,000
McDowell Place	Naperville, IL	1988	400	2,580,400	23,209,629	—	2,773,334	2,580,400	25,982,963	28,563,363	(8,971,893)	19,591,470	(O	)
Meadow Ridge	Norwich, CT	1987	120	747,957	4,999,937	—	295,582	747,957	5,295,519	6,043,476	(1,063,903)	4,979,572	4,252,657
Merritt at Satellite Place	Duluth, GA	1999	424	3,400,000	30,115,674	—	741,445	3,400,000	30,857,119	34,257,119	(6,896,280)	27,360,839	(P	)
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,462	—	1,413,990	2,880,000	9,882,451	12,762,451	(2,886,591)	9,875,860	7,300,000
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	—	720,984	3,455,000	17,987,771	21,442,771	(4,330,178)	17,112,593	(N	)
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	—	3,021,902	8,160,000	32,382,840	40,542,840	(6,177,359)	34,365,481	17,350,132
Nehoiden Glen	Needham, MA	1978	61	634,538	4,241,755	—	303,917	634,538	4,545,672	5,180,210	(891,830)	4,288,379	1,205,728
Noonan Glen	Winchester, MA	1983	18	151,344	1,011,700	—	204,710	151,344	1,216,410	1,367,754	(248,561)	1,119,193	417,937
North Hill	Atlanta, GA	1984	420	2,525,300	18,550,989	—	5,534,820	2,525,300	24,085,809	26,611,109	(9,386,416)	17,224,693	15,005,000
Northampton 1	Largo, MD	1977	344	1,843,200	17,528,381	—	3,894,329	1,843,200	21,422,709	23,265,909	(9,522,455)	13,743,454	18,846,256

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	—	790,240	9,360,000	21,568,792	30,928,792	(4,002,815)	26,925,977	14,273,041
Norton Glen	Norton, MA	1983	150	1,012,556	6,768,727	—	1,745,053	1,012,556	8,513,780	9,526,335	(1,898,596)	7,627,740	3,792,072
Oak Mill 2	Germantown, MD	1985	192	854,133	10,233,947	—	1,561,725	854,133	11,795,672	12,649,805	(4,042,002)	8,607,803	9,600,000
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,149,417	—	13,996	10,000,000	13,163,413	23,163,413	(117,058)	23,046,355	14,372,725
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	—	1,025,697	1,706,900	16,388,363	18,095,263	(5,939,454)	12,155,808	(H	)
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	—	1,113,968	1,683,800	16,268,576	17,952,376	(5,945,015)	12,007,361	(H	)
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	—	1,009,306	23,400,000	62,029,744	85,429,744	(5,822,945)	79,606,799	44,767,808
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	—	1,726,982	2,838,749	27,271,990	30,110,739	(7,928,470)	22,182,269	21,079,921
Old Mill Glen	Maynard, MA	1983	50	396,756	2,652,233	—	285,888	396,756	2,938,121	3,334,877	(595,717)	2,739,160	1,604,392
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	—	3,272,610	4,807,100	17,398,648	22,205,748	(4,403,664)	17,802,084	(O	)
Overlook Manor II	Frederick, MD	1980/1985	182	2,186,300	6,262,597	—	452,542	2,186,300	6,715,139	8,901,439	(1,910,126)	6,991,314	5,085,000
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	—	477,110	816,922	5,938,065	6,754,987	(1,087,139)	5,667,848	3,800,012
Plum Tree	Hales Corners, WI	1989	332	1,996,700	20,247,195	—	1,316,338	1,996,700	21,563,533	23,560,233	(6,330,072)	17,230,161	(L	)
Point (NC)	Charlotte, NC	1996	340	1,700,000	25,417,267	—	719,223	1,700,000	26,136,490	27,836,490	(6,752,589)	21,083,901	(P	)
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	—	762,405	8,640,000	22,249,532	30,889,532	(4,044,046)	26,845,486	13,880,418
Portside Towers	Jersey City, NJ (G)	1992/1997	527	22,455,700	96,842,913	—	5,208,748	22,455,700	102,051,661	124,507,361	(27,047,162)	97,460,198	52,690,692
Prairie Creek I	Richardson, TX	1998/99	464	4,067,292	38,986,022	—	1,346,376	4,067,292	40,332,399	44,399,690	(9,780,189)	34,619,502	(N	)
Preston Bend	Dallas, TX	1986	255	1,075,200	9,532,056	—	1,245,607	1,075,200	10,777,663	11,852,863	(3,601,057)	8,251,806	(K	)
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	—	483,076	13,500,000	34,888,713	48,388,713	(2,681,138)	45,707,575	35,946,350
Providence at Kirby	Houston, TX	1999	263	3,945,000	20,587,782	—	1,882,569	3,945,000	22,470,351	26,415,351	(2,919,302)	23,496,049	17,730,269
Ranchstone	Houston, TX	1996	220	770,000	15,371,431	—	612,588	770,000	15,984,019	16,754,019	(4,172,975)	12,581,044	(P	)
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	—	7,011,709	4,670,850	49,092,351	53,763,201	(20,071,732)	33,691,469	(O	)
Ravinia	Greenfield, WI	1991	206	1,240,100	12,055,713	—	782,644	1,240,100	12,838,357	14,078,457	(3,793,327)	10,285,131	(L	)
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	—	2,063,288	3,520,400	25,395,782	28,916,182	(7,661,990)	21,254,191	24,150,000
Reserve at Fairfax Corners	Fairfax, VA	2001	652	15,804,057	63,129,051	—	605,979	15,804,057	63,735,029	79,539,086	(7,863,402)	71,675,685	(Q	)
Reserve at Town Center	Loudon, VA	2002	290	3,144,056	27,669,121	—	336,349	3,144,056	28,005,470	31,149,526	(2,060,275)	29,089,251	26,500,000
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	—	1,134,386	3,475,114	28,399,638	31,874,752	(6,709,447)	25,165,305	(P	)
Ribbon Mill	Manchester, CT	1908	104	787,929	5,267,144	—	368,398	787,929	5,635,542	6,423,471	(1,133,987)	5,289,484	4,243,352
River Pointe at Den Rock Park	Lawrence, MA	2000	174	4,615,702	18,440,147	—	600,854	4,615,702	19,041,001	23,656,703	(2,201,363)	21,455,340	18,100,000
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	—	1,249,995	3,325,517	23,823,821	27,149,337	(4,599,927)	22,549,410	(M	)
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	—	1,353,218	2,300,000	8,759,948	11,059,948	(2,089,209)	8,970,739	5,863,216
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	—	663,565	1,124,217	8,178,725	9,302,942	(1,641,669)	7,661,273	2,096,343
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	—	2,123,769	1,340,702	11,086,087	12,426,789	(2,372,911)	10,053,878	3,382,118
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	—	1,703,518	2,012,350	15,155,668	17,168,018	(3,423,616)	13,744,402	6,789,441
Royal Oak	Eagan, MN	1989	231	1,602,904	14,423,662	—	1,576,041	1,602,904	15,999,704	17,602,607	(4,897,825)	12,704,782	13,139,491
Royale	Cranston, RI	1976	76	512,785	3,427,866	—	420,652	512,785	3,848,518	4,361,304	(792,714)	3,568,590	(M	)
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	—	1,248,460	1,815,000	8,856,586	10,671,586	(2,554,389)	8,117,197	4,734,584
Security Manor	Westfield, MA	1971	63	355,456	2,376,152	—	64,155	355,456	2,440,307	2,795,764	(493,204)	2,302,560	(M	)
Sedona Springs	Austin, TX	1995	396	2,574,000	23,477,043	—	2,199,164	2,574,000	25,676,207	28,250,207	(6,902,982)	21,347,225	(P	)
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	—	1,527,443	8,900,000	25,610,467	34,510,467	(6,438,776)	28,071,691	17,041,312
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	—	991,398	10,560,000	26,565,856	37,125,856	(4,806,652)	32,319,204	17,273,108
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,445,397	—	(4,997)	78,278,200	91,440,400	169,718,600	(293,091)	169,425,509	93,746,430
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,953,151	—	590,295	3,380,000	22,543,446	25,923,446	(5,267,823)	20,655,623	(P	)
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	—	943,899	7,503,400	24,992,406	32,495,806	(6,861,329)	25,634,477	(O	)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	—	1,924,482	2,481,821	18,704,841	21,186,663	(4,080,086)	17,106,576	6,737,850
Spinnaker Cove	Hermitage, TN	1986	278	1,461,731	12,770,421	—	2,721,311	1,461,731	15,491,732	16,953,463	(5,112,533)	11,840,930	(K	)
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	—	1,587,505	630,411	7,439,662	8,070,073	(3,415,025)	4,655,048	(K	)
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,146,091	—	12,292	8,000,000	24,158,383	32,158,383	(308,454)	31,849,929	16,777,082
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	—	102,822	10,500,000	25,070,461	35,570,461	(943,992)	34,626,468	22,813,441
Sturbridge Meadows	Sturbridge, MA	1985	104	702,447	4,695,714	—	407,978	702,447	5,103,692	5,806,139	(998,731)	4,807,408	2,068,395
Summer Chase	Denver, CO	1983	384	1,709,200	15,375,008	—	2,738,226	1,709,200	18,113,234	19,822,434	(6,972,615)	12,849,819	(N	)
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	—	449,859	415,812	3,450,675	3,866,487	(791,275)	3,075,212	1,708,377
Summerset Village	Chatsworth, CA	1985	280	2,630,700	23,670,889	—	1,705,533	2,630,700	25,376,422	28,007,122	(8,271,581)	19,735,541	(N	)
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	—	1,119,338	1,757,438	12,867,451	14,624,889	(2,485,725)	12,139,164	(M	)
Talleyrand	Tarrytown, NY (K)	1997-98	300	12,000,000	49,838,160	—	953,955	12,000,000	50,792,115	62,792,115	(7,769,168)	55,022,948	35,000,000
Tanasbourne Terrace	Hillsboro, OR	1986-89	373	1,876,700	16,891,205	—	2,705,571	1,876,700	19,596,775	21,473,475	(8,449,961)	13,023,514	(N	)
Tanglewood (RI)	West Warwick, RI	1973	176	1,141,415	7,630,129	—	482,283	1,141,415	8,112,412	9,253,828	(1,599,886)	7,653,941	6,216,138
Tanglewood (VA)	Manassas, VA	1987	432	2,108,295	24,619,495	—	4,979,155	2,108,295	29,598,650	31,706,945	(9,934,840)	21,772,105	25,110,000
Trails (CO), The	Aurora, CO	1986	351	1,217,900	8,877,205	—	3,364,399	1,217,900	12,241,604	13,459,504	(6,114,425)	7,345,079	(N	)
Trailway Pond I	Burnsville, MN	1988	75	479,284	4,312,144	—	670,781	479,284	4,982,925	5,462,209	(1,560,119)	3,902,090	4,909,210
Trailway Pond II	Burnsville, MN	1988	165	1,107,288	9,961,409	—	1,264,662	1,107,288	11,226,070	12,333,358	(3,372,755)	8,960,603	11,354,755
Turf Club	Littleton, CO	1986	324	2,107,300	15,478,040	—	2,331,314	2,107,300	17,809,354	19,916,654	(5,600,898)	14,315,756	(P	)
Valley Creek I	Woodbury, MN	1989	225	1,626,715	14,634,831	—	2,142,430	1,626,715	16,777,262	18,403,977	(5,213,088)	13,190,889	12,815,000
Valley Creek II	Woodbury, MN	1990	177	1,232,659	11,097,830	—	1,244,010	1,232,659	12,341,841	13,574,500	(3,698,943)	9,875,557	10,100,000
Van Deene Manor	West Springfield, MA	1970	111	744,491	4,976,771	—	378,374	744,491	5,355,144	6,099,636	(1,060,400)	5,039,236	(M	)
Villa Encanto	Phoenix, AZ	1983	383	2,884,447	22,197,363	—	2,354,828	2,884,447	24,552,190	27,436,637	(7,756,484)	19,680,153	(P	)
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	—	2,218,185	4,519,700	42,894,575	47,414,275	(12,926,750)	34,487,525	(O	)
Villas at Josey Ranch	Carrollton, TX	1986	198	1,587,700	7,254,727	—	1,652,003	1,587,700	8,906,730	10,494,430	(2,633,479)	7,860,951	6,206,940
Warwick Station	Westminster, CO	1986	332	2,282,000	21,113,974	—	1,315,806	2,282,000	22,429,781	24,711,781	(6,810,985)	17,900,796	8,355,000
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	—	2,083,596	1,960,000	14,182,381	16,142,381	(4,381,614)	11,760,767	9,540,000
Waterford at the Lakes	Kent, WA	1990	344	3,100,200	16,140,924	—	1,608,708	3,100,200	17,749,631	20,849,831	(5,959,977)	14,889,854	(Q	)

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Wellington Hill	Manchester, NH	1987	390	1,890,200	17,120,662	—	4,413,485	1,890,200	21,534,147	23,424,347	(9,338,165)	14,086,182	(K	)
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	—	333,847	1,616,505	11,139,851	12,756,356	(2,133,152)	10,623,204	1,109,277
White Bear Woods	White Bear Lake, MN	1989	225	1,624,741	14,618,490	—	1,714,275	1,624,741	16,332,765	17,957,506	(4,915,041)	13,042,465	14,172,876
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	—	555,943	538,483	4,185,886	4,724,369	(901,943)	3,822,426	1,523,239
Wimbledon Oaks	Arlington, TX	1985	248	1,491,700	8,843,716	—	2,049,217	1,491,700	10,892,934	12,384,634	(3,089,020)	9,295,613	6,825,689
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	—	2,731,296	2,662,900	26,716,793	29,379,693	(10,788,009)	18,591,683	(H	)
Woodbridge	Cary, NC	1993-95	128	737,400	6,636,870	—	942,704	737,400	7,579,574	8,316,974	(2,746,029)	5,570,945	4,262,939
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	—	304,440	498,377	3,635,988	4,134,365	(712,086)	3,422,279	(M	)
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	—	1,716,896	6,631,400	18,452,380	25,083,780	(5,206,819)	19,876,961	(O	)
Woodlands of Brookfield	Brookfield, WI	1990	148	1,484,600	13,961,081	—	1,100,025	1,484,600	15,061,106	16,545,706	(4,291,189)	12,254,518	(L	)
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	—	738,217	8,550,600	17,726,399	26,276,999	(4,787,172)	21,489,828	(O	)
Woodridge (MN)	Eagan, MN	1986	200	1,602,300	10,449,579	—	1,414,309	1,602,300	11,863,888	13,466,188	(3,532,925)	9,933,263	7,171,819
EQR Wholly Owned Encumbered			50,068	797,040,287	3,608,322,861	—	261,759,320	797,040,287	3,870,082,181	4,667,122,468	(850,889,678)	3,816,232,790	1,637,238,367

Lexford Wholly Owned Unencumbered:
Acadia Court II	Bloomington, IN	1986	104	253,636	2,234,632	—	291,971	253,636	2,526,603	2,780,239	(663,703)	2,116,535	—
Ambergate (FL)	W. Palm Beach, FL	1987	72	730,000	1,687,743	—	236,120	730,000	1,923,863	2,653,863	(442,135)	2,211,728	—
Amberidge	Roseville, MI	1985	45	130,844	1,152,880	—	225,011	130,844	1,377,891	1,508,736	(365,194)	1,143,541	—
Amesbury II	Reynoldsburg, OH	1987	81	180,588	1,591,229	—	242,919	180,588	1,834,148	2,014,736	(479,092)	1,535,644	—
Amhurst (Tol)	Toledo, OH	1983	58	161,854	1,426,108	—	184,606	161,854	1,610,714	1,772,567	(394,938)	1,377,629	—
Amhurst I (OH)	Dayton, OH	1979	73	152,574	1,344,353	—	348,329	152,574	1,692,681	1,845,255	(498,953)	1,346,302	—
Amhurst II (OH)	Dayton, OH	1981	74	159,416	1,404,632	—	208,133	159,416	1,612,766	1,772,182	(428,517)	1,343,665	—
Andover Court	Mt. Vernon, OH	1982	51	123,875	1,091,272	—	302,669	123,875	1,393,941	1,517,815	(373,438)	1,144,378	—
Annhurst (MD) (REIT)	Belcamp, MD	1984	67	232,575	2,093,165	—	249,273	232,575	2,342,438	2,575,013	(457,693)	2,117,319	—
Annhurst (PA)	Clairton, PA	1984	97	307,952	2,713,397	—	515,088	307,952	3,228,484	3,536,437	(825,511)	2,710,926	—
Annhurst II (OH)	Gahanna, OH	1986	56	116,739	1,028,595	—	229,126	116,739	1,257,721	1,374,460	(362,192)	1,012,267	—
Annhurst III (OH)	Gahanna, OH	1988	52	134,788	1,187,629	—	151,366	134,788	1,338,995	1,473,783	(348,690)	1,125,094	—
Apple Ridge III	Circleville, OH	1982	30	72,585	639,356	—	100,461	72,585	739,816	812,402	(186,251)	626,151	—
Applegate (Col)	Columbus, IN	1982	58	171,829	1,514,002	—	231,612	171,829	1,745,613	1,917,443	(434,228)	1,483,215	—
Aragon Woods	Indianapolis, IN	1986	67	157,791	1,390,010	—	136,037	157,791	1,526,047	1,683,838	(397,237)	1,286,601	—
Ashgrove (IN)	Indianapolis, IN	1983	57	172,924	1,523,549	—	172,077	172,924	1,695,625	1,868,549	(422,855)	1,445,694	—
Ashgrove (KY)	Louisville, KY	1984	60	171,816	1,514,034	—	250,171	171,816	1,764,205	1,936,021	(467,552)	1,468,468	—
Autumn Cove	Lithonia, GA	1985	48	187,220	1,649,515	—	243,101	187,220	1,892,616	2,079,836	(455,360)	1,624,477	—
Beckford Place (Pla)	The Plains, OH	1982	60	161,161	1,420,002	—	273,333	161,161	1,693,335	1,854,496	(424,550)	1,429,946	—
Beckford Place I (OH)	N Canton, OH	1983	60	168,426	1,484,248	—	283,546	168,426	1,767,794	1,936,220	(451,851)	1,484,369	—
Beckford Place II (OH)	N Canton, OH	1985	60	172,134	1,516,691	—	214,193	172,134	1,730,884	1,903,018	(421,162)	1,481,856	—
Bel Aire I	Miami, FL	1985	70	188,343	1,658,995	—	298,940	188,343	1,957,935	2,146,278	(500,829)	1,645,449	—
Bel Aire II	Miami, FL	1986	51	136,416	1,201,075	—	204,830	136,416	1,405,906	1,542,322	(362,582)	1,179,740	—
Berry Pines	Milton, FL	1985	64	154,086	1,299,939	—	388,027	154,086	1,687,966	1,842,052	(507,532)	1,334,521	—
Blueberry Hill I	Leesburg, FL	1986	68	140,370	1,236,710	—	225,657	140,370	1,462,368	1,602,737	(397,093)	1,205,644	—
Branchwood	Winter Park, FL	1981	117	324,069	2,855,397	—	553,888	324,069	3,409,285	3,733,353	(906,036)	2,827,318	—
Brandon Court	Bloomington, IN	1984	78	170,636	1,503,487	—	401,406	170,636	1,904,893	2,075,529	(552,317)	1,523,212	—
Broadview Oaks (REIT)	Pensacola, FL	1985	90	201,000	1,809,185	—	339,353	201,000	2,148,538	2,349,538	(468,662)	1,880,876	—
Cambridge Commons I	Indianapolis, IN	1986	86	179,139	1,578,077	—	682,269	179,139	2,260,346	2,439,485	(692,221)	1,747,265	—
Cambridge Commons III	Indianapolis, IN	1988	75	98,125	864,738	—	354,928	98,125	1,219,666	1,317,790	(406,043)	911,747	—
Camellia Court I (Col)	Columbus, OH	1981	64	133,059	1,172,393	—	296,817	133,059	1,469,210	1,602,268	(407,633)	1,194,636	—
Camellia Court II (Day)	Dayton, OH	1982	53	131,571	1,159,283	—	186,313	131,571	1,345,595	1,477,166	(348,365)	1,128,801	—
Canterbury Crossings	Lake Mary, FL	1983	71	273,671	2,411,538	—	403,038	273,671	2,814,575	3,088,246	(677,127)	2,411,119	—
Capital Ridge (REIT)	Tallahassee, FL	1983	70	177,900	1,601,157	—	276,196	177,900	1,877,353	2,055,253	(388,210)	1,667,043	—
Carriage Hill	Dublin, GA	1985	60	131,911	1,162,577	—	251,627	131,911	1,414,204	1,546,115	(334,500)	1,211,615	—
Cedargate (GA)	Lawrenceville, GA	1983	55	205,043	1,806,656	—	143,231	205,043	1,949,887	2,154,931	(460,458)	1,694,472	—
Cedargate I (IN)	Bloomington, IN	1983	68	191,650	1,688,648	—	293,078	191,650	1,981,726	2,173,377	(529,313)	1,644,063	—
Cedargate II (IN)	Bloomington, IN	1985	58	165,041	1,454,189	—	219,096	165,041	1,673,284	1,838,325	(432,046)	1,406,279	—
Cedargate II (OH)	Lancaster, OH	1983	47	87,618	771,912	—	151,619	87,618	923,531	1,011,149	(251,719)	759,430	—
Cedarwood I (KY)	Lexington, KY	1984	50	106,681	939,874	—	355,406	106,681	1,295,281	1,401,961	(358,855)	1,043,106	—
Cedarwood II (FL)	Ocala, FL	1980	39	98,372	866,769	—	203,345	98,372	1,070,114	1,168,486	(264,434)	904,052	—
Cedarwood III (KY)	Lexington, KY	1986	48	102,491	902,659	—	219,663	102,491	1,122,323	1,224,814	(293,524)	931,290	—
Centre Lake III	Miami, FL	1986	234	685,601	6,039,979	—	999,491	685,601	7,039,470	7,725,071	(1,789,348)	5,935,723	—
Charing Cross	Bowling Green, OH	1978	67	154,584	1,362,057	—	267,864	154,584	1,629,921	1,784,506	(433,026)	1,351,480	—
Cherry Tree	Rosedale, MD	1986	100	352,003	3,101,017	—	368,388	352,003	3,469,405	3,821,408	(857,875)	2,963,533	—
Clearview II	Greenwood, IN	1987	80	226,963	1,999,792	—	200,698	226,963	2,200,490	2,427,453	(560,411)	1,867,042	—
Concord Square (IN)	Kokomo, IN	1983	49	123,247	1,085,962	—	171,497	123,247	1,257,459	1,380,705	(327,943)	1,052,762	—
Concord Square I (OH)	Mansfield, OH	1981/83	72	164,124	1,446,313	—	280,173	164,124	1,726,486	1,890,610	(448,466)	1,442,144	—
Countryside I	Daytona Beach, FL	1982	59	136,665	1,204,164	—	422,181	136,665	1,626,345	1,763,009	(474,813)	1,288,197	—
Countryside II	Daytona Beach, FL	1982	97	234,633	2,067,376	—	333,252	234,633	2,400,627	2,635,261	(620,264)	2,014,997	—
Countryside III (REIT)	Daytona Beach, FL	1983	34	80,000	719,868	—	117,332	80,000	837,201	917,201	(177,928)	739,272	—
Countryside Manor	Douglasville, GA	1985	82	298,186	2,627,348	—	347,820	298,186	2,975,167	3,273,354	(758,463)	2,514,891	—
Dartmouth Place I	Kent, OH	1982	53	151,771	1,337,422	—	301,903	151,771	1,639,324	1,791,095	(454,722)	1,336,373	—
Dartmouth Place II	Kent, OH	1986	49	130,102	1,146,337	—	238,119	130,102	1,384,456	1,514,558	(360,944)	1,153,614	—
Dover Place I	Eastlake, OH	1982	64	244,294	2,152,494	—	321,468	244,294	2,473,962	2,718,256	(632,408)	2,085,848	—
Elmwood (GA)	Marietta, GA	1984	48	183,756	1,619,095	—	285,293	183,756	1,904,388	2,088,144	(476,332)	1,611,813	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Forest Glen	Pensacola, FL	1986	73	161,548	1,423,618	—	308,382	161,548	1,732,000	1,893,549	(502,392)	1,391,157	—
Forest Village	Macon, GA	1983	83	224,022	1,973,876	—	371,691	224,022	2,345,567	2,569,589	(573,618)	1,995,971	—
Forsythia Court II (MD)	Abingdon, MD	1987	76	239,834	2,113,339	—	350,471	239,834	2,463,810	2,703,644	(633,927)	2,069,717	—
Foxhaven	Canton, OH	1986	107	256,821	2,263,172	—	537,010	256,821	2,800,182	3,057,003	(766,758)	2,290,245	—
Foxton (MI)	Monroe, MI	1983	51	156,363	1,377,824	—	331,231	156,363	1,709,055	1,865,417	(418,091)	1,447,326	—
Foxton II (OH)	Dayton, OH	1983	80	165,806	1,460,832	—	224,566	165,806	1,685,398	1,851,204	(431,004)	1,420,200	—
Garden Court	Detroit, MI	1988	102	351,532	3,096,890	—	324,551	351,532	3,421,441	3,772,973	(813,289)	2,959,684	—
Garden Terrace I	Tampa, FL	1981	59	93,144	820,699	—	409,616	93,144	1,230,315	1,323,459	(382,494)	940,966	—
Garden Terrace II	Tampa, FL	1982	65	97,120	855,730	—	398,002	97,120	1,253,733	1,350,852	(385,751)	965,101	—
Garden Terrace III (REIT)	Tampa, FL	1984	91	271,642	2,445,376	—	3,758	271,642	2,449,135	2,720,777	(26,093)	2,694,683	—
Greengate (FL)	W. Palm Beach, FL	1987	120	2,500,000	1,615,859	—	371,938	2,500,000	1,987,797	4,487,797	(503,720)	3,984,077	—
Greenglen (Day)	Dayton, OH	1983	76	204,289	1,800,172	—	317,286	204,289	2,117,458	2,321,747	(567,630)	1,754,117	—
Greenglen II (Tol)	Toledo, OH	1982	58	162,264	1,429,719	—	241,484	162,264	1,671,203	1,833,467	(414,471)	1,418,996	—
Greenwood Villas	Lake Mary, FL	1984	56	450,000	2,465,447	—	360,785	450,000	2,826,232	3,276,232	(171,471)	3,104,761	—
Harbinwood	Norcross, GA	1985	72	236,761	2,086,122	—	420,733	236,761	2,506,855	2,743,616	(630,775)	2,112,841	—
Hartwick	Tipton, IN	1982	44	123,791	1,090,729	—	189,233	123,791	1,279,963	1,403,753	(343,881)	1,059,872	—
Harvest Grove II	Gahanna, OH	1987	57	148,792	1,310,818	—	217,272	148,792	1,528,089	1,676,881	(374,280)	1,302,601	—
Heathmoore (KY)	Louisville, KY	1983	62	156,840	1,381,730	—	315,602	156,840	1,697,332	1,854,172	(438,578)	1,415,594	—
Heathmoore II (MI)	Canton, MI	1986	51	170,433	1,501,697	—	191,250	170,433	1,692,946	1,863,379	(420,218)	1,443,161	—
Hickory Mill	Hilliard, OH	1980	60	161,714	1,424,682	—	402,657	161,714	1,827,339	1,989,054	(493,981)	1,495,072	—
High Points	New Port Richey, FL	1986	95	222,308	1,958,772	—	552,136	222,308	2,510,909	2,733,217	(706,606)	2,026,610	—
Hillside Manor	Americus, GA	1985	60	102,632	904,111	—	472,842	102,632	1,376,954	1,479,586	(408,911)	1,070,674	—
Holly Ridge	Pembroke Park, FL	1986	98	295,596	2,603,985	—	406,119	295,596	3,010,104	3,305,699	(774,767)	2,530,932	—
Holly Sands I	Ft. Walton Bch., FL	1985	72	190,942	1,682,524	—	386,572	190,942	2,069,096	2,260,038	(563,684)	1,696,354	—
Independence Village	Reynoldsburg, OH	1978	124	226,988	2,000,011	—	492,980	226,988	2,492,990	2,719,978	(695,021)	2,024,957	—
Indian Lake I	Morrow, GA	1987	244	839,669	7,398,395	—	726,453	839,669	8,124,848	8,964,516	(1,960,604)	7,003,913	—
Indian Ridge I (REIT)	Tallahassee, FL	1981	57	135,500	1,218,598	—	254,319	135,500	1,472,917	1,608,417	(309,933)	1,298,484	—
Indian Ridge II (REIT)	Tallahassee, FL	1982	39	94,300	849,192	—	108,102	94,300	957,294	1,051,594	(190,262)	861,332	—
Ketwood	Kettering, OH	1979	93	266,443	2,347,655	—	456,398	266,443	2,804,053	3,070,496	(746,798)	2,323,697	—
Larkspur I (Hil)	Hilliard, OH	1983	60	179,628	1,582,519	—	426,640	179,628	2,009,159	2,188,787	(521,580)	1,667,207	—
Laurel Bay	Ypsilanti, MI	1989	68	186,004	1,639,366	—	338,470	186,004	1,977,836	2,163,840	(489,915)	1,673,925	—
Link Terrace	Hinesville, GA	1984	54	121,839	1,073,581	—	238,056	121,839	1,311,636	1,433,475	(337,480)	1,095,994	—
Longwood (KY)	Lexington, KY	1985	60	146,309	1,289,042	—	274,228	146,309	1,563,270	1,709,579	(428,824)	1,280,755	—
Marabou Mills II	Indianapolis, IN	1987	63	192,186	1,693,220	—	142,341	192,186	1,835,561	2,027,747	(460,264)	1,567,483	—
Marsh Landing I	Brunswick, GA	1984	57	133,193	1,173,573	—	349,397	133,193	1,522,970	1,656,163	(442,211)	1,213,951	—
Marshlanding II	Brunswick, GA	1986	48	111,187	979,679	—	191,527	111,187	1,171,206	1,282,393	(316,186)	966,207	—
Meadowland	Bogart, GA	1984	60	152,395	1,342,663	—	105,974	152,395	1,448,637	1,601,032	(363,315)	1,237,717	—
Meadowood (Cuy)	Cuyahoga Falls, OH	1985	59	201,407	1,774,784	—	285,579	201,407	2,060,363	2,261,769	(509,381)	1,752,388	—
Meadowood Apts. (Man)	Mansfield, OH	1983	50	118,504	1,044,002	—	210,588	118,504	1,254,590	1,373,094	(332,300)	1,040,794	—
Meadowood I (GA)	Norcross, GA	1982	61	205,468	1,810,393	—	283,656	205,468	2,094,049	2,299,517	(542,428)	1,757,089	—
Meadowood I (OH)	Columbus, OH	1984	60	146,912	1,294,458	—	447,956	146,912	1,742,414	1,889,326	(496,818)	1,392,509	—
Meadowood II (GA)	Norcross, GA	1984	51	176,968	1,559,544	—	202,390	176,968	1,761,935	1,938,903	(445,940)	1,492,963	—
Meadows I (OH), The	Columbus, OH	1985	60	150,800	1,328,616	—	300,644	150,800	1,629,260	1,780,060	(444,277)	1,335,783	—
Millburn	Stow, OH	1984	52	192,062	1,692,276	—	303,652	192,062	1,995,928	2,187,990	(473,434)	1,714,556	—
Millburn Court I	Centerville, OH	1979	65	260,000	1,246,757	—	205,002	260,000	1,451,758	1,711,758	(302,814)	1,408,945	—
Montgomery Court II (OH)	Dublin, OH	1986	57	149,734	1,319,417	—	231,656	149,734	1,551,073	1,700,807	(412,577)	1,288,230	—
Montrose Square	Columbus, OH	1987	129	193,266	1,703,260	—	546,836	193,266	2,250,096	2,443,362	(702,105)	1,741,257	—
Morgan Trace	Union City, GA	1986	80	239,102	2,105,728	—	378,248	239,102	2,483,977	2,723,079	(626,881)	2,096,198	—
Mosswood I	Winter Springs, FL	1981	58	163,294	1,438,796	—	424,762	163,294	1,863,557	2,026,851	(500,837)	1,526,014	—
Newberry I	Lansing, MI	1985	62	183,509	1,616,913	—	336,055	183,509	1,952,968	2,136,477	(522,162)	1,614,315	—
Newberry II	Lansing, MI	1986	48	142,292	1,253,951	—	223,778	142,292	1,477,729	1,620,021	(383,211)	1,236,811	—
Northridge (GA)	Carrolton, GA	1985	77	238,811	2,104,181	—	322,392	238,811	2,426,573	2,665,383	(584,828)	2,080,556	—
Northrup Court II	Coraopolis, PA	1985	49	157,190	1,385,018	—	175,730	157,190	1,560,748	1,717,938	(387,239)	1,330,699	—
Nova Glen I	Daytona Beach, FL	1984	62	142,086	1,251,930	—	543,657	142,086	1,795,587	1,937,673	(545,526)	1,392,146	—
Nova Glen II	Daytona Beach, FL	1986	81	175,168	1,543,420	—	451,938	175,168	1,995,358	2,170,526	(558,171)	1,612,355	—
Novawood II	Daytona Beach, FL	1980	61	144,401	1,272,484	—	278,371	144,401	1,550,855	1,695,256	(394,168)	1,301,088	—
Oak Gardens	Hollywood, FL	1988	105	329,968	2,907,288	—	363,603	329,968	3,270,891	3,600,858	(812,780)	2,788,078	—
Oak Shade	Orange City, FL	1985	82	229,403	2,021,290	—	451,144	229,403	2,472,434	2,701,837	(615,277)	2,086,560	—
Oakland Hills	Margate, FL	1987	189	3,040,000	4,930,604	—	698,374	3,040,000	5,628,978	8,668,978	(1,287,251)	7,381,727	—
Oakwood Manor	Hollywood, FL	1986	63	173,247	1,525,973	—	131,129	173,247	1,657,102	1,830,349	(411,238)	1,419,111	—
Oakwood Village (FL)	Hudson, FL	1986	75	145,547	1,282,427	—	555,131	145,547	1,837,558	1,983,105	(553,778)	1,429,326	—
Oakwood Village (GA)	Augusta, GA	1985	70	161,174	1,420,119	—	221,082	161,174	1,641,201	1,802,375	(426,039)	1,376,336	—
Olivewood (MI)	Sterling Hts., MI	1986	150	519,167	4,574,905	—	732,482	519,167	5,307,387	5,826,553	(1,357,574)	4,468,979	—
Olivewood I	Indianapolis, IN	1985	62	184,701	1,627,420	—	473,096	184,701	2,100,516	2,285,217	(603,147)	1,682,070	—
Palm Place	Sarasota. FL	1984	80	248,315	2,188,339	—	513,658	248,315	2,701,997	2,950,312	(753,380)	2,196,932	—
Palm Side II	Palm Bay, FL	(F)	—	1,458,837	59,901	—	—	1,458,837	59,901	1,518,738	—	1,518,738	—
Parkville (Col)	Columbus, OH	1978	100	150,433	1,325,756	—	455,842	150,433	1,781,599	1,932,032	(563,481)	1,368,551	—
Parkville (Par)	Englewood, OH	1982	48	127,863	1,126,638	—	203,227	127,863	1,329,864	1,457,727	(345,083)	1,112,644	—
Pine Barrens	Jacksonville, FL	1986	104	268,303	2,364,041	—	695,105	268,303	3,059,146	3,327,449	(834,325)	2,493,124	—
Pine Meadows I (FL)	Ft. Meyers, FL	1985	60	152,019	1,339,596	—	462,222	152,019	1,801,818	1,953,838	(567,649)	1,386,189	—
Pinegrove II (REIT)	Roseville, MI	1984	33	99,074	891,743	—	25,474	99,074	917,217	1,016,291	(81,484)	934,807	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Pinellas Pines	Pinellas Park, FL	1983	68	174,999	1,541,934	—	318,855	174,999	1,860,789	2,035,788	(494,177)	1,541,611	—
Plumwood I	Columbus, OH	1978	109	289,814	2,553,597	—	477,138	289,814	3,030,736	3,320,550	(809,559)	2,510,991	—
Plumwood II	Columbus, OH	1983	34	107,583	947,924	—	127,616	107,583	1,075,540	1,183,124	(266,087)	917,037	—
Ramblewood I (Val)	Valdosta, GA	1983	52	132,084	1,163,801	—	199,544	132,084	1,363,345	1,495,429	(356,568)	1,138,861	—
Ramblewood II (Aug)	Augusta, GA	1986	102	169,269	1,490,783	—	383,210	169,269	1,873,992	2,043,262	(567,664)	1,475,598	—
Ramblewood II (Val)	Valdosta, GA	1983	28	61,672	543,399	—	82,546	61,672	625,945	687,617	(156,454)	531,163	—
Ranchside	New Port Richey, FL	1985	76	144,692	1,274,898	—	385,664	144,692	1,660,562	1,805,254	(446,461)	1,358,793	—
Red Deer I	Fairborn, OH	1986	68	204,317	1,800,254	—	285,330	204,317	2,085,583	2,289,900	(533,007)	1,756,893	—
Red Deer II	Fairborn, OH	1987	63	193,852	1,708,044	—	242,771	193,852	1,950,815	2,144,667	(487,228)	1,657,439	—
Redan Village I	Decatur, GA	1984	78	274,294	2,416,963	—	320,607	274,294	2,737,570	3,011,865	(714,399)	2,297,466	—
Redan Village II	Decatur, GA	1986	76	240,605	2,119,855	—	206,569	240,605	2,326,424	2,567,029	(564,539)	2,002,490	—
Ridgewood (Lou)	Louisville, KY	1984	61	163,686	1,442,301	—	193,361	163,686	1,635,663	1,799,348	(402,751)	1,396,598	—
Ridgewood I (Elk)	Elkhart, IN	1984	70	159,371	1,404,234	—	444,801	159,371	1,849,035	2,008,406	(506,182)	1,502,223	—
Ridgewood I (GA)	Decatur, GA	1984	63	230,574	2,031,610	—	419,446	230,574	2,451,056	2,681,630	(611,829)	2,069,801	—
Ridgewood I (Lex)	Lexington, KY	1984	62	203,720	1,794,792	—	259,372	203,720	2,054,165	2,257,884	(511,177)	1,746,708	—
Ridgewood I (OH)	Columbus, OH	1984	60	174,066	1,534,135	—	319,586	174,066	1,853,721	2,027,787	(485,500)	1,542,286	—
Ridgewood II (Elk)	Elkhart, IN	1986	99	215,335	1,897,333	—	383,263	215,335	2,280,596	2,495,931	(644,918)	1,851,013	—
Ridgewood II (OH)	Columbus, OH	1985	58	162,914	1,435,648	—	229,692	162,914	1,665,340	1,828,254	(434,129)	1,394,125	—
River Glen I	Reynoldsburg, OH	1987	60	171,272	1,508,892	—	188,865	171,272	1,697,757	1,869,029	(424,208)	1,444,821	—
Rivers End II	Jacksonville, FL	1986	69	190,688	1,680,171	—	423,011	190,688	2,103,182	2,293,870	(553,727)	1,740,143	—
Rosewood (KY)	Louisville, KY	1984	77	253,453	2,233,196	—	295,201	253,453	2,528,398	2,781,851	(645,132)	2,136,719	—
Rosewood (OH)	Columbus, OH	1985	90	212,378	1,871,186	—	508,772	212,378	2,379,958	2,592,337	(633,464)	1,958,873	—
Rosewood Commons II	Indianapolis, IN	1987	77	220,463	1,942,520	—	284,971	220,463	2,227,490	2,447,954	(588,412)	1,859,542	—
Sandpiper II	Fort Pierce, FL	1982	66	155,496	1,369,987	—	394,724	155,496	1,764,711	1,920,207	(529,503)	1,390,704	—
Shadetree	West Palm Beach, FL	1982	76	532,000	1,420,721	—	379,066	532,000	1,799,787	2,331,787	(441,879)	1,889,908	—
Shadow Bay I	Jacksonville, FL	1984	53	123,319	1,086,720	—	241,927	123,319	1,328,647	1,451,966	(359,849)	1,092,116	—
Shadow Ridge	Tallahassee, FL	1983	62	150,327	1,324,061	—	315,769	150,327	1,639,831	1,790,157	(443,156)	1,347,002	—
Shadow Trace	Stone Mountain, GA	1984	81	244,320	2,152,729	—	372,403	244,320	2,525,132	2,769,452	(645,600)	2,123,852	—
Sherbrook (OH)	Columbus, OH	1985	60	163,493	1,440,036	—	353,937	163,493	1,793,972	1,957,466	(493,151)	1,464,315	—
Sherbrook (PA)	Wexford, PA	1986	74	279,665	2,464,404	—	356,912	279,665	2,821,315	3,100,980	(709,163)	2,391,818	—
Sky Ridge	Woodstock, GA	1987	120	437,373	3,853,792	—	454,652	437,373	4,308,444	4,745,818	(1,062,425)	3,683,393	—
Slate Run (Hop)	Hopkinsville, KY	1984	57	91,304	804,535	—	307,931	91,304	1,112,466	1,203,770	(307,144)	896,625	—
Slate Run I (Lou)	Louisville, KY	1984	65	179,766	1,583,931	—	305,115	179,766	1,889,046	2,068,811	(508,507)	1,560,304	—
Spring Gate	Springfield, FL	1983	66	132,951	1,171,447	—	316,752	132,951	1,488,199	1,621,151	(478,178)	1,142,973	—
Stewart Way III	Hinesville, GA	1986	59	100,500	1,530,464	—	101,115	100,500	1,631,579	1,732,079	(137,719)	1,594,360	—
Stillwater	Savannah, GA	1983	53	151,198	1,332,417	—	239,198	151,198	1,571,615	1,722,813	(385,787)	1,337,026	—
Stonehenge (Day)	Dayton, OH	1985	69	202,294	1,782,140	—	270,632	202,294	2,052,772	2,255,066	(540,743)	1,714,323	—
Stonehenge (Mas)	Massillon, OH	1984	60	145,386	1,281,012	—	305,021	145,386	1,586,033	1,731,419	(442,706)	1,288,713	—
Suffolk Grove I	Grove City, OH	1985	71	214,107	1,886,415	—	409,289	214,107	2,295,703	2,509,810	(600,516)	1,909,295	—
Suffolk Grove II	Grove City, OH	1987	49	167,683	1,477,569	—	327,101	167,683	1,804,670	1,972,353	(464,725)	1,507,628	—
Sunset Way I	Miami, FL	1987	100	258,568	2,278,539	—	551,166	258,568	2,829,705	3,088,273	(727,612)	2,360,661	—
Sunset Way II	Miami, FL	1988	100	274,903	2,422,546	—	329,858	274,903	2,752,404	3,027,307	(706,918)	2,320,389	—
Suntree	West Palm Beach, FL	1982	67	469,000	1,479,589	—	248,907	469,000	1,728,495	2,197,495	(339,620)	1,857,876	—
Tabor Ridge	Berea, OH	1986	97	235,940	2,079,290	—	512,739	235,940	2,592,029	2,827,970	(710,620)	2,117,350	—
Thymewood II	Miami, FL	1986	70	219,661	1,936,463	—	209,346	219,661	2,145,809	2,365,470	(527,232)	1,838,239	—
Timberwood (GA)	Perry, GA	1985	60	144,299	1,271,305	—	244,009	144,299	1,515,314	1,659,614	(372,026)	1,287,588	—
Turkscap I	Brandon, FL	1977	49	125,766	1,108,139	—	448,403	125,766	1,556,542	1,682,309	(495,595)	1,186,714	—
University Square I	Tampa, FL	1979	81	197,457	1,739,807	—	390,323	197,457	2,130,130	2,327,586	(555,246)	1,772,341	—
Valleyfield (PA)	Bridgeville, PA	1985	77	274,317	2,417,029	—	388,661	274,317	2,805,690	3,080,006	(722,071)	2,357,936	—
Valleyfield II	Decatur, GA	1985	66	258,320	2,276,084	—	186,456	258,320	2,462,540	2,720,861	(593,241)	2,127,619	—
Waterbury (GA)	Athens, GA	1985	53	147,450	1,299,195	—	111,319	147,450	1,410,514	1,557,964	(340,721)	1,217,244	—
Waterbury (MI)	Westland, MI	1985	101	331,739	2,922,589	—	506,740	331,739	3,429,329	3,761,068	(874,877)	2,886,191	—
Waterbury (OH)	Cincinnati, OH	1985	70	193,167	1,701,834	—	334,062	193,167	2,035,896	2,229,062	(563,622)	1,665,441	—
Wentworth	Roseville, MI	1985	75	217,502	1,916,232	—	367,439	217,502	2,283,671	2,501,173	(606,858)	1,894,316	—
Westway	Brunswick, GA	1984	70	168,323	1,483,106	—	424,898	168,323	1,908,004	2,076,326	(508,953)	1,567,373	—
Whispering Pines	Fr. Pierce, FL	1986	64	384,000	621,367	—	264,280	384,000	885,647	1,269,647	(268,165)	1,001,482	—
Whispering Pines II	Fr. Pierce, FL	1986	44	105,172	926,476	—	211,953	105,172	1,138,429	1,243,600	(302,641)	940,959	—
Whisperwood	Cordele, GA	1985	50	84,240	742,374	—	285,160	84,240	1,027,534	1,111,774	(295,174)	816,601	—
Willow Creek I (GA)	Griffin, GA	1985	53	126,809	1,298,973	—	302,489	126,809	1,601,463	1,728,272	(385,594)	1,342,677	—
Willowood East II	Indianapolis, IN	1985	60	104,918	924,590	—	225,964	104,918	1,150,554	1,255,471	(344,420)	911,051	—
Willowood I (Woo)	Wooster, OH	1984	51	117,254	1,033,137	—	237,115	117,254	1,270,252	1,387,506	(329,846)	1,057,660	—
Willowood II (KY)	Frankfort, KY	1985	53	120,375	1,060,639	—	153,296	120,375	1,213,935	1,334,310	(308,720)	1,025,590	—
Willows I (OH), The	Columbus, OH	1987	50	76,283	672,340	—	228,775	76,283	901,115	977,398	(247,241)	730,157	—
Willows II (OH), The	Columbus, OH	1981	41	96,679	851,845	—	130,804	96,679	982,649	1,079,328	(256,394)	822,934	—
Windwood I (FL)	Palm Bay, FL	1988	64	113,913	1,003,498	—	318,838	113,913	1,322,337	1,436,249	(386,318)	1,049,931	—
Winter Woods I (FL)	Winter Garden, FL	1985	57	144,921	1,276,965	—	505,063	144,921	1,782,028	1,926,949	(511,357)	1,415,592	—
Woodbine (Cuy)	Cuyahoga Falls, OH	1982	55	185,868	1,637,701	—	190,662	185,868	1,828,363	2,014,231	(442,941)	1,571,290	—
Woodcliff I	Lilburn, GA	1984	71	276,659	2,437,667	—	359,883	276,659	2,797,551	3,074,210	(720,281)	2,353,929	—
Woodcrest I	Warner Robins, GA	1984	66	115,739	1,028,353	—	329,685	115,739	1,358,038	1,473,777	(322,896)	1,150,881	—
Woodlands I (Str)	Streetsboro, OH	1984	60	197,378	1,739,112	—	373,907	197,378	2,113,018	2,310,396	(542,413)	1,767,983	—
Woodlands II (PA)	Zelienople, PA	1987	62	192,972	1,700,297	—	179,879	192,972	1,880,175	2,073,148	(452,496)	1,620,652	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Woodlands III (Col)	Columbus, OH	1987	93	230,536	2,031,249	—	569,633	230,536	2,600,881	2,831,417	(692,169)	2,139,248	—
Woodtrail	Newnan, GA	1984	61	250,895	2,210,658	—	287,964	250,895	2,498,622	2,749,517	(607,691)	2,141,826	—
Lexford Wholly Owned Unencumbered			13,970	45,546,010	331,297,547	—	63,379,282	45,546,010	394,676,830	440,222,839	(101,050,199)	339,172,640	—

Lexford Wholly Owned Encumbered:
Acadia Court	Bloomington, IN	1985	96	257,484	2,268,653	—	516,038	257,484	2,784,691	3,042,175	(807,911)	2,234,263	1,879,577
Amberwood (OH)	Massillon, OH	1987	63	126,227	1,112,289	—	310,983	126,227	1,423,272	1,549,499	(392,062)	1,157,437	814,206
Amesbury I	Reynoldsburg, OH	1986	68	143,039	1,260,233	—	306,196	143,039	1,566,429	1,709,469	(428,104)	1,281,365	1,194,940
Annhurst (IN)	Indianapolis, IN	1985	83	189,235	1,667,469	—	427,629	189,235	2,095,098	2,284,333	(582,685)	1,701,648	1,159,432
Apple Ridge I	Circleville, OH	1987	59	139,300	1,227,582	—	357,723	139,300	1,585,305	1,724,605	(420,606)	1,303,999	1,008,377
Applegate I (IN)	Muncie, IN	1984	53	138,506	1,220,386	—	283,020	138,506	1,503,406	1,641,911	(406,308)	1,235,603	845,933
Applegate II (IN)	Muncie, IN	1987	80	180,017	1,586,143	—	308,187	180,017	1,894,330	2,074,346	(500,159)	1,574,187	1,202,296
Applewood I	Deland, FL	1982	161	235,230	2,072,994	—	947,984	235,230	3,020,978	3,256,209	(926,817)	2,329,391	1,970,095
Ashford Hill	Reynoldsburg, OH	1986	77	184,985	1,630,021	—	333,816	184,985	1,963,837	2,148,822	(550,801)	1,598,021	1,283,887
Ashgrove (OH)	Franklin, OH	1983	63	157,535	1,387,687	—	261,877	157,535	1,649,564	1,807,099	(443,113)	1,363,985	1,150,554
Ashgrove I (MI)	Sterling Hts, MI	1985	114	403,580	3,555,988	—	703,352	403,580	4,259,340	4,662,920	(1,052,394)	3,610,525	2,949,818
Ashgrove II (MI)	Sterling Hts, MI	1987	90	311,912	2,748,287	—	273,772	311,912	3,022,059	3,333,972	(734,882)	2,599,090	2,097,955
Astorwood (REIT)	Stuart, FL	1983	75	233,150	2,098,338	—	338,189	233,150	2,436,527	2,669,677	(504,712)	2,164,965	1,504,177
Barrington	Clarkston, GA	1984	47	144,459	1,272,842	—	266,796	144,459	1,539,638	1,684,097	(403,709)	1,280,388	931,597
Beckford Place (IN)	New Castle, IN	1984	41	99,046	872,702	—	217,449	99,046	1,090,151	1,189,197	(283,839)	905,358	654,733
Cambridge Commons II	Indianapolis, IN	1987	75	141,845	1,249,511	—	426,765	141,845	1,676,276	1,818,121	(512,399)	1,305,723	786,672
Camellia Court I (Day)	Dayton, OH	1981	57	131,858	1,162,066	—	327,246	131,858	1,489,311	1,621,170	(420,844)	1,200,325	1,002,362
Camellia Court II (Col)	Columbus, OH	1984	40	118,421	1,043,417	—	302,592	118,421	1,346,009	1,464,430	(364,437)	1,099,993	864,506
Candlelight I	Brooksville, FL	1982	51	105,000	925,167	—	344,604	105,000	1,269,770	1,374,771	(331,704)	1,043,067	552,432
Candlelight II	Brooksville, FL	1985	60	95,061	837,593	—	356,659	95,061	1,194,252	1,289,314	(336,305)	953,009	543,222
Cedar Hill	Knoxville, TN	1986	74	204,792	1,804,444	—	216,237	204,792	2,020,681	2,225,473	(523,667)	1,701,806	1,413,125
Cedargate (MI)	Michigan City, IN	1983	53	120,378	1,060,663	—	153,220	120,378	1,213,883	1,334,261	(310,416)	1,023,845	729,846
Cedargate (She)	Shelbyville, KY	1984	58	158,685	1,398,041	—	283,738	158,685	1,681,779	1,840,464	(437,957)	1,402,508	1,067,549
Cedargate I (Cla)	Clayton, OH	1984	61	159,599	1,406,493	—	312,333	159,599	1,718,825	1,878,425	(450,002)	1,428,423	1,127,950
Cedargate I (OH)	Lancaster, OH	1982	110	240,587	2,119,432	—	590,560	240,587	2,709,992	2,950,579	(721,492)	2,229,087	2,135,372
Cedarwood I (FL)	Ocala, FL	1978	55	119,470	1,052,657	—	342,727	119,470	1,395,384	1,514,854	(376,491)	1,138,362	104,000
Cedarwood I (IN)	Goshen, IN	1983/84	90	251,745	2,218,126	—	399,726	251,745	2,617,852	2,869,597	(706,634)	2,162,963	1,737,870
Cedarwood II (KY)	Lexington, KY	1986	48	106,724	940,357	—	281,488	106,724	1,221,844	1,328,568	(343,590)	984,978	969,000
Cherry Glen I	Indianapolis, IN	1986/87	138	335,596	2,957,360	—	445,517	335,596	3,402,877	3,738,472	(939,341)	2,799,131	2,851,888
Clearview I	Greenwood, IN	1986	70	182,206	1,605,429	—	283,626	182,206	1,889,056	2,071,261	(519,622)	1,551,639	12,735
Clearwater	Eastlake, OH	1986	42	128,303	1,130,691	—	189,265	128,303	1,319,956	1,448,259	(333,142)	1,115,117	1,008,377
Cypress	Panama City, FL	1985	70	171,882	1,514,636	—	436,239	171,882	1,950,874	2,122,757	(526,910)	1,595,847	1,276,666
Daniel Court	Cincinnati, OH	1985	114	334,101	2,943,516	—	641,012	334,101	3,584,529	3,918,629	(1,038,051)	2,880,579	2,117,353
Deerwood (FL)	Eustis, FL	1982	50	114,948	1,012,819	—	203,384	114,948	1,216,202	1,331,151	(345,151)	986,000	785,384
Dogwood Glen I	Indianapolis, IN	1986	83	240,855	2,122,193	—	416,677	240,855	2,538,870	2,779,725	(650,983)	2,128,743	1,702,607
Dogwood Glen II	Indianapolis, IN	1987	77	202,397	1,783,336	—	276,643	202,397	2,059,979	2,262,376	(539,991)	1,722,385	1,199,056
Dover Place II	Eastlake, OH	1983	63	230,895	2,034,242	—	235,585	230,895	2,269,827	2,500,722	(543,404)	1,957,319	1,484,811
Dover Place III	Eastlake, OH	1983	30	119,835	1,055,878	—	89,557	119,835	1,145,435	1,265,270	(262,933)	1,002,338	703,572
Dover Place IV	Eastlake, OH	1986	72	261,912	2,307,730	—	239,739	261,912	2,547,469	2,809,381	(592,963)	2,216,418	1,708,675
Driftwood	Atlantic Beach, FL	1985	63	126,357	1,113,430	—	350,002	126,357	1,463,433	1,589,790	(417,935)	1,171,855	346,206
Elmtree Park I	Indianapolis, IN	1986	72	157,687	1,389,621	—	293,237	157,687	1,682,858	1,840,545	(487,532)	1,353,013	1,336,823
Elmtree Park II	Indianapolis, IN	1987	53	114,114	1,005,455	—	206,518	114,114	1,211,973	1,326,087	(349,836)	976,252	840,574
Elmwood I (FL)	W. Palm Beach, FL	1984	52	163,389	1,439,632	—	175,653	163,389	1,615,286	1,778,674	(411,867)	1,366,807	316,202
Elmwood II (FL)	W. Palm Beach, FL	1984	50	179,743	1,582,960	—	163,324	179,743	1,746,284	1,926,028	(430,204)	1,495,823	1,203,134
Forsythia Court (KY)	Louisville, KY	1985	98	279,450	2,462,187	—	404,109	279,450	2,866,296	3,145,746	(752,969)	2,392,777	1,730,489
Forsythia Court (MD)	Abingdon, MD	1986	76	251,955	2,220,100	—	490,543	251,955	2,710,643	2,962,598	(715,665)	2,246,933	1,907,418
Glen Arm Manor	Albany, GA	1986	70	166,498	1,466,883	—	306,630	166,498	1,773,513	1,940,012	(467,470)	1,472,542	1,033,113
Glenwood Village	Macon, GA	1986	80	167,779	1,478,614	—	390,951	167,779	1,869,565	2,037,344	(469,709)	1,567,635	985,047
Greenbriar Glen	Atlanta, GA	1988	74	227,701	2,006,246	—	349,017	227,701	2,355,263	2,582,964	(556,809)	2,026,156	1,352,918
Greentree I (GA) (REIT)	Thomasville, GA	1983	43	84,750	762,659	—	251,737	84,750	1,014,396	1,099,146	(207,027)	892,119	611,925
Greentree II (GA) (REIT)	Thomasville, GA	1984	32	81,000	729,283	—	119,996	81,000	849,279	930,279	(173,808)	756,471	460,453
Hampshire II	Elyria, OH	1981	56	126,231	1,112,036	—	250,012	126,231	1,362,048	1,488,280	(339,034)	1,149,246	782,048
Harvest Grove I	Gahanna, OH	1986	73	170,334	1,500,232	—	344,078	170,334	1,844,310	2,014,644	(497,936)	1,516,708	1,470,505
Hatcherway	Waycross, GA	1986	64	96,885	853,716	—	316,788	96,885	1,170,504	1,267,389	(338,550)	928,840	669,122
Hayfield Park	Burlington, KY	1986	86	261,457	2,303,394	—	282,810	261,457	2,586,205	2,847,662	(638,974)	2,208,687	1,534,250
Heathmoore (Eva)	Evansville, IN	1984	73	162,375	1,430,747	—	363,595	162,375	1,794,342	1,956,716	(466,887)	1,489,830	1,010,107
Heathmoore (MI)	Clinton Twp., MI	1983	72	227,105	2,001,243	—	352,819	227,105	2,354,061	2,581,166	(596,592)	1,984,574	1,549,453
Heathmoore I (IN)	Indianapolis, IN	1983	55	144,557	1,273,702	—	281,472	144,557	1,555,174	1,699,731	(435,676)	1,264,055	1,124,246
Heathmoore I (MI)	Canton, MI	1986	60	232,064	2,044,227	—	431,076	232,064	2,475,303	2,707,367	(604,192)	2,103,175	1,521,755
Heron Pointe (Atl)	Atlantic Beach, FL	1986	99	214,332	1,888,814	—	410,134	214,332	2,298,948	2,513,280	(657,850)	1,855,431	1,566,550
Heronwood (REIT)	Ft. Myers, FL	1982	59	146,100	1,315,211	—	267,337	146,100	1,582,548	1,728,648	(313,636)	1,415,012	1,130,586
Hickory Place	Gainesville, FL	1983	70	192,453	1,695,454	—	316,542	192,453	2,011,996	2,204,450	(554,700)	1,649,750	1,222,366
Hidden Acres	Sarasota, FL	1987	94	253,139	2,230,579	—	443,859	253,139	2,674,438	2,927,577	(683,984)	2,243,592	1,601,965
Hidden Pines	Casselberry, FL	1981	56	176,308	1,553,565	—	472,611	176,308	2,026,177	2,202,485	(574,680)	1,627,805	19,562
Hillcrest Villas	Crestview, FL	1985	65	141,603	1,247,677	—	222,457	141,603	1,470,135	1,611,738	(397,022)	1,214,715	895,169
Holly Sands II	Ft. Walton Bch., FL	1986	52	124,578	1,098,074	—	200,458	124,578	1,298,532	1,423,109	(357,698)	1,065,412	1,009,375

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Iris Glen	Conyers, GA	1984	79	270,458	2,383,030	—	295,085	270,458	2,678,115	2,948,573	(645,302)	2,303,271	1,629,821
Jefferson Way I	Orange Park, FL	1987	56	147,799	1,302,268	—	343,047	147,799	1,645,315	1,793,114	(444,316)	1,348,798	1,000,621
Jupiter Cove I	Jupiter, FL	1987	63	233,932	2,060,900	—	462,033	233,932	2,522,932	2,756,865	(694,807)	2,062,058	1,470,505
Jupiter Cove II	Jupiter, FL	1987	61	1,220,000	483,833	—	262,589	1,220,000	746,422	1,966,422	(225,200)	1,741,222	1,458,905
Jupiter Cove III	Jupiter, FL	1987	63	242,010	2,131,722	—	258,266	242,010	2,389,988	2,631,998	(586,388)	2,045,610	1,547,372
Kings Colony	Savannah, GA	1987	89	230,149	2,027,865	—	324,550	230,149	2,352,415	2,582,564	(620,517)	1,962,047	1,871,551
Lakeshore I (GA)	Ft. Oglethorpe, GA	1986	79	169,375	1,492,378	—	372,693	169,375	1,865,071	2,034,446	(544,691)	1,489,755	1,202,296
Laurel Glen	Acworth, GA	1986	81	289,509	2,550,891	—	282,970	289,509	2,833,860	3,123,370	(679,189)	2,444,181	1,655,375
Lexford Apartment Homes	Miami, FL	1987	72	191,986	1,691,254	—	266,839	191,986	1,958,093	2,150,078	(473,699)	1,676,379	1,251,771
Lindendale	Columbus, OH	1987	77	209,159	1,842,816	—	408,714	209,159	2,251,529	2,460,688	(589,473)	1,871,214	1,211,266
Manchester (REIT)	Jacksonville, FL	1985	78	184,100	1,657,194	—	307,914	184,100	1,965,107	2,149,207	(410,884)	1,738,323	1,179,886
Marabou Mills I	Indianapolis, IN	1986	86	224,178	1,974,952	—	295,228	224,178	2,270,181	2,494,359	(612,519)	1,881,840	1,242,317
Marabou Mills III	Indianapolis, IN	1987	59	171,557	1,511,602	—	126,544	171,557	1,638,146	1,809,703	(404,951)	1,404,752	1,140,520
Meadowood (Fra)	Franklin, IN	1983	51	129,252	1,138,733	—	247,552	129,252	1,386,285	1,515,536	(387,461)	1,128,075	898,492
Meadowood (New)	Newburgh, IN	1984	65	131,546	1,159,064	—	234,091	131,546	1,393,155	1,524,701	(361,711)	1,162,990	881,219
Meadowood (Nic)	Nicholasville, KY	1983	67	173,223	1,526,283	—	355,942	173,223	1,882,225	2,055,448	(504,567)	1,550,881	1,281,506
Meadowood (Tem)	Temperance, MI	1984	57	173,675	1,530,262	—	209,115	173,675	1,739,377	1,913,052	(422,248)	1,490,804	1,228,864
Meadowood II (OH)	Columbus, OH	1985	23	57,802	509,199	—	151,145	57,802	660,344	718,146	(183,131)	535,015	442,777
Meadows II (OH), The	Columbus, OH	1987	60	186,636	1,644,521	—	278,054	186,636	1,922,574	2,109,211	(499,994)	1,609,216	1,111,775
Meldon Place	Toledo, OH	1978	127	288,434	2,541,701	—	686,938	288,434	3,228,639	3,517,073	(987,757)	2,529,316	2,155,627
Merrifield	Salisbury, MD	1988	95	268,712	2,367,645	—	392,843	268,712	2,760,487	3,029,199	(685,525)	2,343,674	1,799,885
Miguel Place	Port Richey, FL	1987	91	199,349	1,756,482	—	532,901	199,349	2,289,383	2,488,732	(647,451)	1,841,281	1,403,066
Millburn Court II	Centerville, OH	1981	51	122,870	1,082,698	—	342,970	122,870	1,425,667	1,548,538	(434,175)	1,114,363	831,128
Montgomery Court I (MI)	Haslett, MI	1984	59	156,298	1,377,153	—	387,594	156,298	1,764,747	1,921,045	(484,777)	1,436,268	1,089,764
Montgomery Court I (OH)	Dublin, OH	1985	60	163,755	1,442,643	—	442,930	163,755	1,885,573	2,049,328	(531,192)	1,518,136	1,171,389
Mosswood II	Winter Springs, FL	1982	89	275,330	2,426,158	—	563,310	275,330	2,989,467	3,264,797	(767,285)	2,497,512	1,403,831
Northrup Court I	Coraopolis, PA	1985	60	189,246	1,667,463	—	303,451	189,246	1,970,914	2,160,160	(490,686)	1,669,473	1,255,120
Novawood I	Daytona Beach, FL	1980	58	122,311	1,077,897	—	458,952	122,311	1,536,849	1,659,161	(421,759)	1,237,402	149,213
Oak Ridge	Clermont, FL	1985	63	173,617	1,529,936	—	378,984	173,617	1,908,920	2,082,537	(550,646)	1,531,891	1,112,062
Oakley Woods	Union City, GA	1984	60	165,449	1,457,485	—	366,002	165,449	1,823,487	1,988,936	(508,815)	1,480,121	1,016,107
Old Archer Court	Gainesville, FL	1977	72	170,323	1,500,735	—	405,646	170,323	1,906,381	2,076,705	(564,619)	1,512,086	877,148
Olivewood II	Indianapolis, IN	1986	67	186,235	1,640,571	—	284,498	186,235	1,925,068	2,111,303	(519,918)	1,591,385	1,179,680
Parkville (IN)	Gas City, IN	1982	49	103,434	911,494	—	205,083	103,434	1,116,577	1,220,011	(321,980)	898,031	681,757
Parkway North (REIT)	Ft. Meyers, FL	1984	56	145,350	1,308,115	—	310,705	145,350	1,618,820	1,764,170	(346,649)	1,417,521	1,027,644
Pine Knoll	Jonesboro, GA	1985	46	138,052	1,216,391	—	210,519	138,052	1,426,910	1,564,962	(355,808)	1,209,155	1,096,194
Pine Terrace I	Callaway, FL	1983	148	288,992	2,546,426	—	884,470	288,992	3,430,896	3,719,888	(1,039,983)	2,679,905	1,946,135
Pinegrove I (REIT)	Roseville, MI	1983	50	145,660	1,311,019	—	83,094	145,660	1,394,113	1,539,773	(128,732)	1,411,041	1,028,339
Princeton Court	Evansville, IN	1985	62	116,696	1,028,219	—	288,467	116,696	1,316,686	1,433,382	(373,366)	1,060,016	813,773
Quail Call	Albany, GA	1984	55	104,723	922,728	—	288,572	104,723	1,211,299	1,316,023	(343,932)	972,091	643,387
Ridgewood (MI)	Westland, MI	1983	56	176,969	1,559,588	—	331,610	176,969	1,891,199	2,068,168	(507,644)	1,560,524	1,100,475
Ridgewood I (Bed)	Bedford, IN	1984	48	107,120	943,843	—	213,006	107,120	1,156,850	1,263,970	(320,480)	943,489	777,708
Ridgewood II (Bed)	Bedford, IN	1986	50	99,559	877,221	—	153,286	99,559	1,030,507	1,130,065	(273,611)	856,454	805,146
Ridgewood II (GA)	Decatur, GA	1986	52	164,999	1,453,626	—	212,397	164,999	1,666,023	1,831,022	(406,236)	1,424,786	884,612
River Glen II	Reynoldsburg, OH	1987	53	158,684	1,398,175	—	253,212	158,684	1,651,387	1,810,070	(417,523)	1,392,547	1,096,621
Rivers End I	Jacksonville, FL	1986	66	171,745	1,507,065	—	528,187	171,745	2,035,252	2,206,996	(546,958)	1,660,038	1,263,297
Roanoke	Rochester Hills, MI	1985	88	369,911	3,259,270	—	479,686	369,911	3,738,956	4,108,868	(876,781)	3,232,086	40,500
Rosewood Commons I	Indianapolis, IN	1986	96	228,644	2,014,652	—	345,749	228,644	2,360,401	2,589,046	(650,171)	1,938,875	1,674,580
Sandalwood	Toledo, OH	1984	50	151,926	1,338,636	—	256,478	151,926	1,595,114	1,747,040	(386,161)	1,360,879	1,007,225
Sanford Court	Sanford, FL	1976	106	238,814	2,104,212	—	636,762	238,814	2,740,975	2,979,789	(752,966)	2,226,823	1,581,401
Shadow Bay II	Jacksonville, FL	1985	59	139,709	1,231,134	—	179,318	139,709	1,410,452	1,550,161	(389,565)	1,160,596	905,457
Shadowood I	Sarasota, FL	1982	69	157,661	1,389,061	—	408,400	157,661	1,797,461	1,955,122	(495,238)	1,459,884	600,000
Shadowood II	Sarasota, FL	1983	70	152,031	1,339,469	—	270,844	152,031	1,610,313	1,762,344	(428,516)	1,333,828	1,095,977
Sherbrook (IN)	Indianapolis, IN	1986	76	171,920	1,514,707	—	230,658	171,920	1,745,365	1,917,285	(481,444)	1,435,841	1,502,811
Silver Forest	Ocala, FL	1985	51	126,536	1,114,917	—	229,368	126,536	1,344,285	1,470,821	(330,061)	1,140,760	783,381
Slate Run (Ind)	Indianapolis, IN	1984	90	295,593	2,604,497	—	500,091	295,593	3,104,588	3,400,181	(827,813)	2,572,368	1,855,125
Slate Run (Leb)	Lebanon, IN	1984	61	154,061	1,357,445	—	380,751	154,061	1,738,196	1,892,257	(457,767)	1,434,490	1,125,353
Slate Run (Mia)	Miamisburg, OH	1985	48	136,065	1,198,879	—	243,246	136,065	1,442,125	1,578,190	(367,987)	1,210,202	757,220
Slate Run II (Lou)	Louisville, KY	1985	63	167,723	1,477,722	—	210,005	167,723	1,687,727	1,855,450	(420,849)	1,434,602	1,066,533
Spicewood	Indianapolis, IN	1986	50	128,355	1,131,044	—	143,021	128,355	1,274,064	1,402,419	(331,824)	1,070,595	984,566
Springbrook	Anderson, SC	1986	92	150,209	1,488,611	—	345,157	150,209	1,833,768	1,983,977	(494,856)	1,489,121	1,575,700
Springwood (Col)	Columbus, OH	1983	64	189,948	1,672,889	—	350,295	189,948	2,023,184	2,213,131	(536,102)	1,677,030	972,623
Stewart Way I	Hinesville, GA	1986	132	290,773	2,562,373	—	640,353	290,773	3,202,726	3,493,499	(823,268)	2,670,231	1,974,533
Stonehenge (Ind)	Indianapolis, IN	1984	60	146,810	1,293,559	—	327,377	146,810	1,620,936	1,767,747	(482,260)	1,285,487	1,096,475
Stonehenge (KY)	Glasgow, KY	1983	54	111,632	983,596	—	203,547	111,632	1,187,143	1,298,774	(317,463)	981,312	724,480
Stonehenge I (Ric)	Richmond, IN	1984	59	156,343	1,377,552	—	257,803	156,343	1,635,355	1,791,698	(472,554)	1,319,145	1,026,758
Sugartree I	New Smyrna Beach, FL	1984	61	155,018	1,453,696	—	420,796	155,018	1,874,493	2,029,511	(483,749)	1,545,761	866,927
Summit Center (FL)	W. Palm Beach, FL	1987	87	670,000	1,733,312	—	419,267	670,000	2,152,579	2,822,579	(565,874)	2,256,705	2,080,731
Sunnyside	Tifton, GA	1984	72	166,887	1,470,612	—	263,335	166,887	1,733,947	1,900,834	(475,049)	1,425,786	1,196,457
Sutton Place (FL)	Lakeland, FL	1984	55	120,887	1,065,150	—	379,718	120,887	1,444,868	1,565,755	(406,654)	1,159,101	757,616
Terrace Trace	Tampa, FL	1985	87	193,916	1,708,615	—	355,171	193,916	2,063,786	2,257,702	(557,039)	1,700,663	1,470,505
Timbercreek	Toledo, OH	1987	77	203,420	1,792,350	—	363,620	203,420	2,155,970	2,359,390	(554,829)	1,804,561	1,385,279

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Turkscap III	Brandon, FL	1982	50	135,850	1,196,987	—	356,128	135,850	1,553,116	1,688,966	(419,583)	1,269,383	703,114
Valleybrook	Newnan, GA	1986	71	254,490	2,242,463	—	339,093	254,490	2,581,556	2,836,046	(617,101)	2,218,946	1,341,972
Valleyfield (KY)	Lexington, KY	1985	83	252,329	2,223,757	—	436,862	252,329	2,660,620	2,912,948	(689,211)	2,223,738	1,678,901
Valleyfield I	Decatur, GA	1984	66	252,413	2,224,134	—	292,993	252,413	2,517,127	2,769,540	(646,701)	2,122,839	1,440,359
Waterbury (IN)	Greenwood, IN	1984	44	105,245	927,324	—	133,668	105,245	1,060,992	1,166,238	(282,295)	883,942	753,827
West Of Eastland	Columbus, OH	1977	124	234,544	2,066,675	—	464,656	234,544	2,531,331	2,765,875	(723,147)	2,042,728	1,830,760
Wilcrest Woods	Savannah, GA	1986	68	187,306	1,650,373	—	302,280	187,306	1,952,654	2,139,960	(482,115)	1,657,845	1,211,343
Willow Lakes	Spartanburg, SC	1986	95	200,990	1,770,937	—	286,982	200,990	2,057,919	2,258,909	(540,946)	1,717,963	1,922,871
Willow Run (GA)	Stone Mountain, GA	1983	73	197,965	1,744,287	—	391,185	197,965	2,135,472	2,333,437	(575,147)	1,758,290	1,580,456
Willow Run (IN)	New Albany, IN	1984	64	183,873	1,620,119	—	304,456	183,873	1,924,575	2,108,448	(476,270)	1,632,178	1,034,179
Willow Run (KY)	Madisonville, KY	1984	72	141,016	1,242,352	—	411,577	141,016	1,653,929	1,794,945	(411,836)	1,383,108	1,029,481
Willowood I (Gro)	Grove City, OH	1984	46	126,045	1,110,558	—	291,391	126,045	1,401,949	1,527,994	(369,115)	1,158,879	866,074
Willowood I (IN)	Columbus, IN	1983	51	163,896	1,444,104	—	169,509	163,896	1,613,613	1,777,509	(407,144)	1,370,365	1,053,928
Willowood I (KY)	Frankfort, KY	1984	57	138,822	1,223,176	—	270,185	138,822	1,493,362	1,632,184	(390,824)	1,241,360	926,330
Willowood II (Gro)	Grove City, OH	1985	26	70,924	624,814	—	139,632	70,924	764,446	835,369	(205,796)	629,574	504,836
Willowood II (IN)	Columbus, IN	1986	58	161,306	1,421,284	—	156,926	161,306	1,578,210	1,739,516	(405,813)	1,333,703	1,061,829
Willowood II (Woo)	Wooster, OH	1986	53	103,199	909,398	—	245,549	103,199	1,154,947	1,258,147	(322,711)	935,435	794,244
Willows III (OH), The	Columbus, OH	1987	43	129,221	1,137,783	—	190,395	129,221	1,328,179	1,457,400	(337,180)	1,120,220	839,800
Windwood II (FL)	Palm Bay, FL	1987	64	118,915	1,047,598	—	355,583	118,915	1,403,181	1,522,097	(435,563)	1,086,534	190,000
Wingwood (Orl)	Orlando, FL	1980	86	236,884	2,086,402	—	1,110,628	236,884	3,197,030	3,433,914	(974,134)	2,459,780	1,319,482
Winter Woods II (FL) (REIT)	Winter Garden, FL	1986	44	95,404	858,637	—	151,156	95,404	1,009,793	1,105,197	(133,805)	971,392	768,515
Winthrop Court (KY)	Frankfort, KY	1985	77	184,709	1,627,191	—	308,379	184,709	1,935,569	2,120,279	(513,320)	1,606,958	1,336,823
Winthrop Court II (OH)	Columbus, OH	1986	38	102,381	896,576	—	202,673	102,381	1,099,249	1,201,630	(281,085)	920,545	722,000
Woodcliff II	Lilburn, GA	1986	72	266,449	2,347,769	—	202,250	266,449	2,550,019	2,816,469	(619,180)	2,197,289	1,537,808
Woodlands I (Col)	Columbus, OH	1983	88	231,996	2,044,233	—	629,165	231,996	2,673,397	2,905,393	(694,538)	2,210,855	1,618,672
Woodlands I (PA)	Zelienople, PA	1983	50	163,192	1,437,897	—	272,842	163,192	1,710,739	1,873,931	(432,649)	1,441,282	951,421
Woodlands II (Col)	Columbus, OH	1984	70	192,633	1,697,310	—	456,394	192,633	2,153,704	2,346,338	(554,292)	1,792,046	1,403,663
Woodlands II (Str)	Streetsboro, OH	1985	60	183,996	1,621,205	—	300,104	183,996	1,921,309	2,105,305	(490,170)	1,615,135	1,452,830
Lexford Wholly Owned Encumbered			11,287	30,921,788	258,467,698	—	55,111,368	30,921,788	313,579,066	344,500,854	(82,531,830)	261,969,024	192,063,643

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period
Apartment Name	Location	Date of Construction	Units (I)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
EQR Partially Owned Unencumbered:
1111 25th St	Washington, D.C.	(F)	6	509,936	1,220,124	—	—	509,936	1,220,124	1,730,060	—	1,730,060	—
1210 Mass	Washington, D.C.	2004	144	9,213,512	30,721,339	—	30,118	9,213,512	30,751,457	39,964,970	(1,384,029)	38,580,940	—
Ball Park Lofts	Denver, CO	2003	339	5,481,556	53,130,291	—	271,299	5,481,556	53,401,590	58,883,146	(3,233,455)	55,649,691	—
Chinatown Gateway (Land)	Los Angeles, CA	(F)	—	13,191,831	2,527,668	—	—	13,191,831	2,527,668	15,719,499	—	15,719,499	—
Hudson Crossing II	New York, NY	(F)	—	12,938,900	192,347	—	—	12,938,900	192,347	13,131,247	—	13,131,247	—
Silver Spring	Silver Spring, MD	(F)	—	18,539,817	551,108	—	—	18,539,817	551,108	19,090,925	—	19,090,925	—
Springbrook Estates	Riverside, CA	(F)	—	53,091,537	24,910	—	—	53,091,537	24,910	53,116,448	—	53,116,448	—
EQR Partially Owned Unencumbered			489	112,967,090	88,367,787	—	301,417	112,967,090	88,669,204	201,636,294	(4,617,484)	197,018,810	—

EQR Partially Owned Encumbered:
2400 M St	Washington, D.C.	(F)	—	30,006,593	74,329,797	—	—	30,006,593	74,329,797	104,336,390	—	104,336,390	67,139,464
2nd & 85th St	New York, NY	(F)	—	15,601,092	1,995,773	—	—	15,601,092	1,995,773	17,596,865	—	17,596,865	10,946,064
Alta Pacific	Irvine, CA	(F)	—	10,752,145	263,324	—	—	10,752,145	263,324	11,015,469	—	11,015,469	6,825,000
Bella Terra I	Mukilteo, WA	2002	235	5,686,861	26,058,326	—	235,768	5,686,861	26,294,094	31,980,955	(1,976,571)	30,004,384	23,350,000
Brookside Crossing I	Stockton, CA	1981	90	625,000	4,663,298	—	1,153,304	625,000	5,816,602	6,441,602	(1,179,471)	5,262,131	4,658,000
Brookside Crossing II	Stockton, CA	1981	128	770,000	5,968,397	—	1,258,903	770,000	7,227,300	7,997,300	(1,295,426)	6,701,874	4,867,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,806,182	—	986,946	5,425,000	19,793,128	25,218,128	(3,506,181)	21,711,947	28,000,000
Cobblestone Village	Fresno, CA	1983	162	315,000	7,583,079	—	1,118,185	315,000	8,701,264	9,016,264	(1,408,409)	7,607,856	6,000,000
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,562,586	—	946,174	6,105,000	30,508,760	36,613,760	(4,192,111)	32,421,649	29,412,000
Deerfield	Denver, CO	1983	158	1,260,000	8,502,145	—	1,265,152	1,260,000	9,767,297	11,027,297	(1,869,041)	9,158,256	9,100,000
Edgewater	Bakersfield, CA	1984	258	580,000	17,709,984	—	1,565,867	580,000	19,275,851	19,855,851	(2,801,407)	17,054,444	11,988,000
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	—	1,245,737	2,490,000	18,767,851	21,257,851	(3,792,954)	17,464,897	20,300,000
Hidden Lake	Sacramento, CA	1985	272	1,715,000	16,413,075	—	1,492,261	1,715,000	17,905,336	19,620,336	(2,922,973)	16,697,363	15,165,000
Indian Ridge	Waltham, MA	2005	264	6,043,073	38,796,812	—	62,581	6,043,073	38,859,393	44,902,466	(296,368)	44,606,098	32,546,844
Lakeview	Lodi, CA	1983	138	950,000	7,284,532	—	1,143,510	950,000	8,428,041	9,378,041	(1,467,378)	7,910,664	7,286,000
Lakewood	Tulsa, OK	1985	152	855,000	6,480,774	—	785,135	855,000	7,265,909	8,120,909	(1,583,632)	6,537,277	5,600,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,332,127	—	1,088,150	6,945,000	24,420,277	31,365,277	(4,070,167)	27,295,111	36,403,000
Legacy Park Central	Concord, CA	2003	259	6,469,230	47,495,927	—	26,690	6,469,230	47,522,616	53,991,846	(2,731,606)	51,260,241	37,650,000
Mesa Del Oso	Albuquerque, NM	1983	221	4,305,000	12,160,419	—	695,341	4,305,000	12,855,760	17,160,760	(2,546,867)	14,613,893	10,428,783
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,509,960	—	1,414,537	5,345,000	21,924,498	27,269,498	(3,263,985)	24,005,513	27,000,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,142,085	—	1,307,602	4,550,000	19,449,687	23,999,687	(2,854,715)	21,144,972	23,760,000
South Shore	Stockton, CA	1979	129	840,000	9,381,507	—	1,223,624	840,000	10,605,131	11,445,131	(1,629,912)	9,815,219	6,833,000
Tierra Antigua	Albuquerque, NM	1985	148	1,825,000	7,841,358	—	442,588	1,825,000	8,283,946	10,108,946	(1,651,659)	8,457,288	6,162,463
Union Station	Los Angeles, CA	(F)	—	8,500,000	37,842,994	—	—	8,500,000	37,842,994	46,342,994	—	46,342,994	30,204,689
Vintage	Ontario, CA	(F)	—	7,059,230	9,918,638	—	—	7,059,230	9,918,638	16,977,869	—	16,977,869	16,735,018
Waterfield Square I	Stockton, CA	1984	170	950,000	9,300,171	—	1,678,858	950,000	10,979,028	11,929,028	(1,819,447)	10,109,581	6,923,000
Waterfield Square II	Stockton, CA	1984	158	845,000	8,648,904	—	1,249,880	845,000	9,898,784	10,743,784	(1,558,153)	9,185,631	6,595,000
Westgate	Pasadena, CA	(F)	—	46,768,848	6,400,250	—	—	46,768,848	6,400,250	53,169,098	—	53,169,098	25,067,184
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	20,526,037	—	756,969	5,055,000	21,283,006	26,338,006	(3,669,146)	22,668,860	29,000,000
Willow Creek	Fresno, CA	1984	116	275,000	6,629,899	—	742,876	275,000	7,372,775	7,647,775	(1,227,743)	6,420,032	5,112,000
EQR Partially Owned Encumbered			4,654	188,912,073	520,070,475	—	23,886,635	188,912,073	543,957,110	732,869,183	(55,315,318)	677,553,865	551,057,508

Lexford Partially Owned Unencumbered:
Parkwood Village I (REIT)	Douglasville, GA	1985	69	172,878	1,555,984	—	73,662	172,878	1,629,646	1,802,524	(141,037)	1,661,487	—
Ramblewood I (Aug) (REIT)	Augusta, GA	1985	84	172,475	1,552,271	—	76,581	172,475	1,628,852	1,801,327	(107,910)	1,693,417	—
Lexford Partially Owned Unencumbered			153	345,353	3,108,255	—	150,243	345,353	3,258,498	3,603,851	(248,947)	3,354,904	—

Lexford Partially Owned Encumbered:
Amberwood I (GA) (REIT)	Cartersville, GA	1985	56	140,598	1,265,995	—	85,359	140,598	1,351,353	1,491,951	(110,801)	1,381,150	1,307,146
Bridgepoint I (REIT)	Jacksonville, FL	1986	71	212,724	1,915,381	—	98,475	212,724	2,013,855	2,226,579	(149,341)	2,077,238	1,788,194
Carleton Court (MI) (REIT)	Ann Arbor, MI	1985	104	323,554	2,911,982	—	217,542	323,554	3,129,524	3,453,078	(247,173)	3,205,904	2,801,242
Mulberry (REIT)	Hilliard, OH	1984	60	174,826	1,573,722	—	36,969	174,826	1,610,691	1,785,517	(64,934)	1,720,583	1,069,029
Palm Side (REIT)	Palm Bay, FL	1986	87	116,334	1,047,004	—	72,817	116,334	1,119,821	1,236,155	(134,466)	1,101,688	1,031,194
Parkwood Village II (REIT)	Douglasville, GA	1987	66	207,576	1,868,265	—	67,802	207,576	1,936,067	2,143,642	(154,199)	1,989,444	1,237,444
Redwood Hollow (REIT)	Smyrna, TN	1986	72	129,586	1,166,522	—	164,617	129,586	1,331,139	1,460,725	(143,491)	1,317,234	1,154,289
Springtree (REIT)	W. Palm Beach, FL	1982	72	183,100	1,648,301	—	217,337	183,100	1,865,638	2,048,738	(385,925)	1,662,813	1,091,516
Sugartree II (REIT)	New Smyrna Beach, FL	1985	60	178,416	1,599,476	—	76,760	178,416	1,676,236	1,854,652	(152,378)	1,702,274	1,422,781
Willowood East I (REIT)	Indianapolis, IN	1984	60	114,364	1,029,496	—	12,024	114,364	1,041,520	1,155,884	(33,783)	1,122,100	914,940
Lexford Partially Owned Encumbered			708	1,781,078	16,026,142	—	1,049,701	1,781,078	17,075,843	18,856,920	(1,576,491)	17,280,429	13,817,776

Portfolio/Entity Emcumbrances (See S-2)			—	—	—	—	—	—	—	—	—	—	985,111,291

Total Consolidated Investment in Real Estate			181,505	$3,087,095,066	$12,437,275,789	$—	$1,065,999,454	$3,087,095,066	$13,503,275,244	$16,590,370,309	$(2,888,140,405)	$13,702,229,904	$3,379,288,585

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

NOTES:

(A)  The balance of furniture & fixtures included in the total investment in real estate amount was $753,616,116 as of December 31, 2005.

(B)   The aggregate cost for Federal Income Tax purposes as of December 31, 2005 was approximately $9.4 billion.

(C)   The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 10 years, for furniture & fixtures and replacements is 5 years, and for in-place leases is the average remaining term of each respective lease.

(D)  This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and capitalized software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)   Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)   Represents land, construction-in-progress and/or miscellaneous pursuit costs on projects either held for future development or projects currently under development.

(G)   A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)  These three properties are pledged as additional collateral in connection with various tax-exempt bond financings.

(I)    Total properties and units exclude the Unconsolidated Properties consisting of 57 properties and 15,899 units.

EXHIBIT INDEX

Exhibit	Document

12	Computation of Ratio of Earnings to Combined Fixed Charges.

21	List of Subsidiaries of ERP Operating Limited Partnership.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney for John W. Alexander dated February 27, 2006.

24.2	Power of Attorney for Stephen O. Evans dated February 28, 2006.

24.3	Power of Attorney for Charles L. Atwood dated February 24, 2006.

24.4	Power of Attorney for Desiree G. Rogers dated March 1, 2006.

24.5	Power of Attorney for B. Joseph White dated February 23, 2006.

24.6	Power of Attorney for Sheli Z. Rosenberg dated February 23, 2006.

24.7	Power of Attorney for James D. Harper, Jr. dated February 24, 2006.

24.8	Power of Attorney for Boone A. Knox dated February 24, 2006.

24.9	Power of Attorney for Samuel Zell dated February 24, 2006.

24.10	Power of Attorney for Gerald A. Spector dated February 27, 2006.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.