Form 10-Q
period 2006-06-30
ERP OPERATING LTD PARTNERSHIP
filed 2006-08-07
CIK 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Investment in real estate
Land	$3,003,791	$2,848,601
Depreciable property	12,763,817	13,336,636
Projects under development	242,617	240,980
Land held for development	208,437	164,153
Investment in real estate	16,218,662	16,590,370
Accumulated depreciation	(2,772,806)	(2,888,140)
Investment in real estate, net	13,445,856	13,702,230

Real estate held for sale	635,270	—
Cash and cash equivalents	72,172	88,828
Investments in unconsolidated entities	4,733	6,838
Rents receivable	879	789
Deposits – restricted	95,855	77,093
Escrow deposits – mortgage	28,831	35,225
Deferred financing costs, net	40,628	40,636
Goodwill, net	30,000	30,000
Other assets	103,649	117,306
Total assets	$14,457,873	$14,098,945

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,096,427	$3,379,289
Mortgage notes payable, held for sale	207,029	—
Notes, net	3,838,697	3,442,784
Lines of credit	547,000	769,000
Accounts payable and accrued expenses	113,855	108,855
Accrued interest payable	86,527	78,441
Rents received in advance and other liabilities	290,205	302,418
Security deposits	60,111	54,823
Distributions payable	145,226	145,812
Total liabilities	8,385,077	8,281,422

Commitments and contingencies
Minority Interests – Partially Owned Properties	20,163	16,965

Partners’ capital:
Preference Units	502,614	504,096
Preference Interests and Junior Preference Units	11,684	60,184
General Partner	5,182,181	4,905,716
Limited Partners	367,081	345,034
Accumulated other comprehensive loss	(10,927)	(14,472)
Total partners’ capital	6,052,633	5,800,558
Total liabilities and partners’ capital	$14,457,873	$14,098,945

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
REVENUES
Rental income	$958,911	$808,922	$489,619	$412,207
Fee and asset management	4,807	5,362	2,320	3,023

Total revenues	963,718	814,284	491,939	415,230

EXPENSES
Property and maintenance	252,447	217,248	127,549	111,134
Real estate taxes and insurance	97,079	86,632	49,354	43,371
Property management	46,664	41,407	23,067	20,796
Fee and asset management	4,326	4,176	2,158	2,076
Depreciation	271,924	212,238	139,906	107,832
General and administrative	23,190	31,502	9,584	13,758

Total expenses	695,630	593,203	351,618	298,967

Operating income	268,088	221,081	140,321	116,263

Interest and other income	4,365	62,270	2,011	2,790
Interest:
Expense incurred, net	(209,049)	(173,728)	(104,117)	(89,167)
Amortization of deferred financing costs	(4,513)	(3,230)	(1,770)	(1,566)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	58,891	106,393	36,445	28,320
Allocation to Minority Interests – Partially Owned Properties	(2,068)	2,296	(547)	819
Loss from investments in unconsolidated entities	(375)	(215)	(145)	(157)
Net gain on sales of unconsolidated entities	352	124	23	—
Net gain (loss) on sales of land parcels	246	10,366	246	(2)
Income from continuing operations	57,046	118,964	36,022	28,980
Discontinued operations, net	519,664	283,792	135,140	125,496
Net income	$576,710	$402,756	$171,162	$154,476

ALLOCATION OF NET INCOME:
Preference Units	$20,168	$26,043	$10,073	$13,018
Preference Interests and Junior Preference Units	$1,556	$5,279	$457	$1,391
Premium on redemption of Preference Interests	$683	$4,112	$9	$2,384

General Partner	$517,804	$342,340	$150,084	$128,326
Limited Partners	36,499	24,982	10,539	9,357
Net income available to OP Units	$554,303	$367,322	$160,623	$137,683

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.11	$0.27	$0.08	$0.04
Net income available to OP Units	$1.79	$1.20	$0.52	$0.45
Weighted average OP Units outstanding	309,678	305,793	310,017	306,190

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.11	$0.27	$0.08	$0.04
Net income available to OP Units	$1.76	$1.19	$0.51	$0.44
Weighted average OP Units outstanding	314,420	309,362	314,698	309,979

Distributions declared per OP Unit outstanding	$0.8850	$0.8650	$0.4425	$0.4325

See accompanying notes

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005

Comprehensive income:

Net income	$576,710	$402,756	$171,162	$154,476
Other comprehensive income – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	2,409	(11,674)	886	(14,842)
Losses reclassified into earnings from other comprehensive income	1,136	1,168	547	586

Comprehensive income	$580,255	$392,250	$172,595	$140,220

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$576,710	$402,756
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	2,068	(2,296)
Depreciation	297,472	259,268
Amortization of deferred financing costs	5,146	3,503
Amortization of discounts and premiums on debt	(3,644)	(813)
Amortization of deferred settlements on derivative instruments	446	478
(Income) from technology investments	—	(57,054)
Loss from investments in unconsolidated entities	375	215
Distributions from unconsolidated entities – return on capital	101	—
Net (gain) on sales of unconsolidated entities	(352)	(124)
Net (gain) on sales of land parcels	(246)	(10,366)
Net (gain) on sales of discontinued operations	(502,297)	(248,875)
Loss on debt extinguishments	2,892	5,307
Unrealized loss on derivative instruments	—	3
Compensation paid with Company Common Shares	10,858	18,069
Other operating activities, net	1,155	1

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(83)	760
Increase in deposits – restricted	(9,570)	(1,094)
Decrease (increase) in other assets	8,608	(3,923)
Increase (decrease) in accounts payable and accrued expenses	9,272	(1,156)
Increase in accrued interest payable	7,931	828
(Decrease) in rents received in advance and other liabilities	(48,065)	(8,958)
Increase in security deposits	4,954	469
Net cash provided by operating activities	363,731	356,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(907,963)	(642,332)
Investment in real estate – development/other	(122,771)	(82,375)
Improvements to real estate	(106,441)	(93,431)
Additions to non-real estate property	(4,086)	(4,109)
Interest capitalized for real estate under development	(7,780)	(5,761)
Proceeds from disposition of real estate, net	1,002,714	835,703
Proceeds from disposition of unconsolidated entities	355	124
Proceeds from technology investments	—	82,054
Investments in unconsolidated entities	(1,030)	(410)
Distributions from unconsolidated entities – return of capital	92	330
Decrease (increase) in deposits on real estate acquisitions, net	10,178	(88,818)
Decrease in mortgage deposits	6,794	1,238
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	—	(65)
Via EITF 04-05 (cash consolidated)	1,436	—
Acquisition of Minority Interests – Partially Owned Properties	(13)	(1,143)
Other investing activities, net	2	—
Net cash (used for) provided by investing activities	(128,513)	1,005

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,880)	$(6,759)
Mortgage notes payable:
Proceeds	208,937	149,129
Restricted cash	(19,196)	—
Lump sum payoffs	(232,532)	(197,886)
Scheduled principal repayments	(13,644)	(14,392)
Prepayment premiums/fees	(2,892)	(5,307)
Notes, net:
Proceeds	398,052	—
Lump sum payoffs	—	(120,000)
Lines of credit:
Proceeds	3,207,500	2,037,800
Repayments	(3,429,500)	(1,759,800)
Proceeds from settlement of derivative instruments	10,729	—
Proceeds from sale of OP Units	5,218	6,155
Proceeds from exercise of EQR options	24,159	20,781
OP Units repurchased and retired	(81,981)	—
Redemption of Preference Interests	(25,500)	(146,000)
Premium on redemption of Preference Interests	(9)	(300)
Payment of offering costs	(23)	(26)
Contributions – Minority Interests – Partially Owned Properties	3,327	1,756
Distributions:
OP Units – General Partner	(256,591)	(247,193)
Preference Units	(21,243)	(26,101)
Preference Interests and Junior Preference Units	(1,609)	(5,451)
OP Units – Limited Partners	(18,012)	(17,897)
Minority Interests – Partially Owned Properties	(2,184)	(7,265)
Net cash (used for) financing activities	(251,874)	(338,756)
Net (decrease) increase in cash and cash equivalents	(16,656)	19,247
Cash and cash equivalents, beginning of period	88,828	83,505
Cash and cash equivalents, end of period	$72,172	$102,752

See accompanying notes

	Six Months Ended June 30,
	2006	2005

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$222,774	$192,691
Cash paid during the period for income, franchise and excise taxes	$7,509	$3,789

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$63,243	$122,267
Valuation of OP Units issued	$46,472	$19,990
Mortgage loans (assumed) by purchaser	$(117,949)	$(24,999)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$—	$(2,892)
Mortgage loans assumed	$—	$2,012
Minority Interests – Partially Owned Properties	$—	$59
Investments in unconsolidated entities	$—	$668
Net other liabilities recorded	$—	$88

Consolidation of previously Unconsolidated Properties – Via EITF 04-05:
Investment in real estate, net	$(24,637)	$—
Mortgage loans consolidated	$22,545	$—
Investments in unconsolidated entities	$2,602	$—
Net other liabilities recorded	$926	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Business

ERP Operating Limited Partnership (“ERPOP”), a limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential (“EQR”). EQR is a real estate investment trust (“REIT”) formed in March 1993 and is a fully integrated real estate company primarily engaged in the acquisition, development, ownership, management and operation of multifamily properties. In addition, ERPOP may acquire or develop multifamily properties specifically to convert directly into condominiums as well as upgrade and sell existing properties as individual condominiums. ERPOP may also acquire land parcels to hold and/or sell based on market opportunities. EQR has elected to be taxed as a REIT.

EQR is the general partner of, and as of June 30, 2006 owned an approximate 93.4% ownership interest in, ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries. As used herein, the term “Operating Partnership” includes ERPOP and those entities owned or controlled by it. As used herein, the term “Company” means EQR and the Operating Partnership.

As of June 30, 2006, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 898 properties in 31 states and the District of Columbia consisting of 191,582 units (table does not include various uncompleted development properties). The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	810	170,221
Partially Owned Properties:
Consolidated	42	6,872
Unconsolidated	45	10,846
Military Housing (Fee Managed)	1	3,643
	898	191,582

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 42 properties and 6,872 units and various uncompleted development properties having a minority interest book value of $20.2 million at June 30, 2006. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of June 30, 2006, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $96.4 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2006 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

The Operating Partnership adopted EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-05”), effective January 1, 2006. Issue 04-05 provides guidance in determining whether a general partner controls a limited partnership. The Operating Partnership consolidated its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which are included as held for sale at June 30, 2006. The adoption did not have a material effect on the results of operations or financial position. See Note 4 for further discussion of the adoption of EITF Issue No. 04-05.

3.                                                              Partners’ Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the six months ended June 30, 2006:

2006
OP Units outstanding at January 1,	309,960,589

Issued to General Partner:
Conversion of Series E Preference Units	61,510
Conversion of Series H Preference Units	5,791
Conversion of Series H and I Preference Interests	679,686
Employee Share Purchase Plan	145,758
Exercise of EQR options	911,767
Restricted EQR share grants, net	637,057

Issued to Limited Partners:
Issuance – Acquisitions	1,079,001

OP Units Other:
Repurchased and retired	(1,871,883)
OP Units outstanding at June 30,	311,609,276

2006
Limited Partner OP Units outstanding at January 1,	20,424,245

Limited Partner OP Units Issued:
Acquisitions	1,079,001
Conversion of Limited Partner OP Units to EQR Common Shares	(849,798)
Limited Partner OP Units Outstanding at June 30,	20,653,448
Limited Partner OP Units Ownership Interest in Operating Partnership	6.6%

Limited Partner OP Units Issued:
Acquisitions – per unit	$43.07
Acquisitions – valuation	$46.5 million

During the six months ended June 30, 2006, the Company repurchased 1,871,883 of its Common Shares on the open market at an average price of $43.80 per share. The Company paid approximately $82.0 million for these shares, which were retired subsequent to the repurchase. Concurrent with this transaction, the Operating Partnership repurchased and retired 1,871,883 OP Units previously issued to EQR.

The Limited Partners of the Operating Partnership as of June 30, 2006 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units. Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2006 and December 31, 2005:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Unit (3)	June 30, 2006	December 31, 2005
Preference Units:

9 1/8% Series C Cumulative Redeemable Preference Units; liquidation value $250 per unit; 460,000 units issued and outstanding at June 30, 2006 and December 31, 2005 (4)	9/9/06	N/A	$22.8125	$115,000	$115,000

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at June 30, 2006 and December 31, 2005 (4)	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 473,816 and 529,096 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	11/1/98	1.1128	$1.75	11,846	13,228

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 30,734 and 34,734 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	6/30/98	1.4480	$1.75	768	868

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2006 and December 31, 2005	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at June 30, 2006 and December 31, 2005 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$502,614	$504,096

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

The following table presents the issued and outstanding Preference Interests as of June 30, 2006 and December 31, 2005:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Unit (3)	June 30, 2006	December 31, 2005
Preference Interests:

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 510,000 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	03/21/06	N/A	(4)	$—	$25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 190,000 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	03/23/06	1.5108	(5)	—	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 270,000 units issued and outstandingat June 30, 2006 and December 31, 2005, respectively	06/22/06	1.4542	(6)	—	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at June 30, 2006 and December 31, 2005	12/14/06	1.4108	$3.8125	11,500	11,500

				$11,500	$60,000

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

(2)          On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares. In addition, on or after the Conversion Date, the convertible Preference Interests may be converted under certain circumstances at the option of the holder (in whole but not in part) to EQR Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. Prior to the Conversion Date, the convertible Preference Interests may be converted under certain circumstances at the option of the holder (in whole but not in part) to EQR Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, if the issuer has called the series for redemption (the “Accelerated Conversion Right”).

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

(6)          On May 16, 2006, the Operating Partnership issued an irrevocable notice to redeem for cash on June 22, 2006 all 270,000 units of its 7.625% Series I Preference Interests with a liquidation value of $13.5 million. This notice triggered the holder’s Accelerated Conversion Right, which they exercised. As a result, effective June 22, 2006, the 270,000 units were converted to 392,634 EQR Common Shares.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2006 and December 31, 2005:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	June 30, 2006	December 31, 2005
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2006 and December 31, 2005	07/29/09	1.020408	$2.00	$184	$184
				$184	$184

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

4.              Real Estate

During the six months ended June 30, 2006, the Operating Partnership acquired the entire equity interest in eighteen properties containing 4,922 units and five land parcels from unaffiliated parties for a total purchase price of $1.0 billion. The Operating Partnership also acquired the majority of its partners’ interests in four partially owned properties containing 566 units for $32.2 million, partially funded through the issuance of 417,039 OP Units valued at $18.6 million.

The Operating Partnership adopted EITF Issue No. 04-05, as required for existing limited partnership arrangements, effective January 1, 2006. The adoption required the consolidation of the Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which are included as held for sale at June 30, 2006. The Operating Partnership recorded $24.6 million in investment in real estate and the following:

•                  Consolidated $22.5 million in mortgage debt;

•                  Reduced investments in unconsolidated entities by $2.6 million;

•                  Consolidated $0.9 million of other liabilities net of other assets acquired; and

•                  Consolidated $1.4 million of cash.

During the six months ended June 30, 2006, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	38	10,528	$1,029,459
Condominium Units	4	525	107,156
Land Parcels (one)	—	—	900
	42	11,053	$1,137,515

On June 28, 2006, the Operating Partnership announced that it agreed to sell its Lexford Housing Division for a cash purchase price of $1.086 billion. EQR’s Board of Trustees has approved the sale, which is expected to close in the fourth quarter of 2006. The Lexford Housing Division properties and related mortgage notes payable are classified as held for sale on the accompanying consolidated balance sheets as of June 30, 2006 and the operations have been reclassified to discontinued operations, net on the accompanying statements of operations for all periods presented. The Operating Partnership plans to payoff $207.0 million of mortgage notes payable secured by the properties and expects to incur approximately $6.4 million in prepayment penalties upon extinguishment. See Note 13 for additional information.

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $502.3 million (amount is net of $8.1 million of income taxes incurred on condominium sales – see additional discussion in Note 13), a net gain on sales of land parcels of $0.2 million and a net gain on sales of unconsolidated entities of $0.4 million on the above sales.

5.              Commitments to Acquire/Dispose of Real Estate

As of August 2, 2006, in addition to the properties that were subsequently acquired as discussed in Note 16, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	6	1,178	$240,450
Land Parcels	2	—	70,065
Total	8	1,178	$310,515

As of August 2, 2006, the Operating Partnership had entered into separate agreements (including option rights) to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	3	397	$20,100
Development Properties	1	278	116,000
Land Parcels	2	—	88,000
Total	6	675	$224,100

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.              Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Operating Partnership’s investments in partially owned entities as of June 30, 2006 (amounts in thousands except for project and unit amounts):

		Consolidated					Unconsolidated
		Development Projects
		Held for and/or Under Development	Completed and Stabilized	Lexford	Other	Total	Institutional Joint Ventures

Total projects	(1)	—	4	17	21	42	45

Total units	(1)	—	977	1,999	3,896	6,872	10,846

Debt – Secured (2):
EQR Ownership (3)		$127,444	$61,000	$27,730	$287,149	$503,323	$121,200
Minority Ownership		—	—	4,531	13,321	17,852	363,600
Total (at 100%)		$127,444	$61,000	$32,261	$300,470	$521,175	$484,800

(1)          Project and unit counts exclude all uncompleted development projects until those projects are completed.

(2)          All debt is non-recourse to the Operating Partnership with the exception of $28.3 million in mortgage bonds on one development project.

(3)          Represents the Operating Partnership’s economic ownership interest.

7.                                      Deposits – Restricted

The following table presents the deposits – restricted as of June 30, 2006 and December 31, 2005 (amounts in thousands):

	June 30, 2006	December 31, 2005

Tax-deferred (1031) exchange proceeds	$—	$853
Earnest money on pending acquisitions	5,795	15,120
Resident security, utility and other	90,060	61,120
Totals	$95,855	$77,093

8.                                      Mortgage Notes Payable

As of June 30, 2006, the Operating Partnership had outstanding mortgage indebtedness of approximately $3.3 billion of which $207.0 million is classified as held for sale.

During the six months ended June 30, 2006, the Operating Partnership:

•                  Repaid $246.2 million of mortgage loans;

•                  Assumed/consolidated $85.8 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Obtained $208.9 million of new mortgage loans on certain properties; and

•                  Was released from $117.9 million of mortgage debt assumed by the purchaser on disposed properties.

As of June 30, 2006, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through February 1, 2041. At June 30, 2006, the interest rate range on the Operating Partnership’s mortgage debt was 3.85% to 12.465%. During the quarter ended June 30, 2006, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.80%.

9.              Notes

As of June 30, 2006, the Operating Partnership had outstanding unsecured notes of approximately $3.8 billion.

During the six months ended June 30, 2006, the Operating Partnership:

•                  Issued $400.0 million of ten and one-half year 5.375% fixed rate public notes, receiving net proceeds of $395.5 million.

As of June 30, 2006, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029. At June 30, 2006, the interest rate range on the Operating Partnership’s notes was 4.75% to 7.625%. During the six months ended June 30, 2006, the weighted average interest rate on the Operating Partnership’s notes was 6.05%.

10.       Lines of Credit

The Operating Partnership has an unsecured revolving credit facility with potential borrowings of up to $1.0 billion maturing on May 29, 2008, with the ability to increase available borrowings up to $500.0 million under certain circumstances. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

On August 30, 2005, the Operating Partnership obtained a new one-year $600.0 million unsecured revolving credit facility maturing on August 29, 2006. This credit facility was repaid in full and terminated on January 20, 2006.

On July 6, 2006, the Operating Partnership obtained a new one-year $500.0 million unsecured revolving credit facility maturing on July 6, 2007. Advances under this facility bear interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating. EQR guarantees this credit facility up to the maximum amount and for its full term.

As of June 30, 2006, $547.0 million was outstanding and $95.7 million was restricted (dedicated to support letters of credit and not available for borrowing) on the $1.0 billion revolving credit facility. During the six months ended June 30, 2006, the weighted average interest rate under such credit facility was 5.02%.

11.       Derivative Instruments

The following table summarizes the consolidated derivative instruments at June 30, 2006 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$100,000	$23,825
Lowest Possible Notional	$370,000	$100,000	$13,925
Highest Possible Notional	$370,000	$100,000	$46,296
Lowest Interest Rate	3.245%	5.596%	4.530%
Highest Interest Rate	3.787%	5.596%	4.530%
Earliest Maturity Date	2009	2017	2007
Latest Maturity Date	2009	2017	2007
Estimated Asset (Liability) Fair Value	$(20,659)	$981	$223

(1)          Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2)          Forward Starting Swaps – Designed to partially fix the interest rate in advance of a future debt issuance.

(3)          Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On June 30, 2006, the net derivative instruments were reported at their fair value as other assets of approximately $1.2 million and as other liabilities of approximately $20.7 million. As of June 30, 2006, there were approximately $11.5 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at June 30, 2006, the Operating Partnership may recognize an estimated $2.2 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2007.

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

12.                               Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
Numerator for net income per OP Unit – basic and diluted:
Income from continuing operations	$57,046	$118,964	$36,022	$28,980
Allocation to Preference Units	(20,168)	(26,043)	(10,073)	(13,018)
Allocation to Preference Interests and Junior Preference Units	(1,556)	(5,279)	(457)	(1,391)
Allocation to premium on redemption of Preference Interests	(683)	(4,112)	(9)	(2,384)

Income from continuing operations available to OP Units	34,639	83,530	25,483	12,187
Discontinued operations, net	519,664	283,792	135,140	125,496

Numerator for net income per OP Unit – basic and diluted	$554,303	$367,322	$160,623	$137,683

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	309,678	305,793	310,017	306,190
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	4,742	3,569	4,681	3,789

Denominator for net income per OP Unit – diluted	314,420	309,362	314,698	309,979

Net income per OP Unit – basic	$1.79	$1.20	$0.52	$0.45

Net income per OP Unit – diluted	$1.76	$1.19	$0.51	$0.44

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.112	$0.273	$0.082	$0.040
Discontinued operations, net	1.679	0.928	0.436	0.410

Net income per OP Unit – basic	$1.791	$1.201	$0.518	$0.450

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.110	$0.270	$0.081	$0.039
Discontinued operations, net	1.653	0.917	0.429	0.405

Net income per OP Unit – diluted	$1.763	$1.187	$0.510	$0.444

Convertible preference units/interests that could be converted into 1,443,935 and 1,851,982 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the six months ended June 30, 2006 and 2005, respectively, and 1,274,295 and 1,832,986 weighted average Common Shares for the quarters ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144), all operations related to condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the six months and quarters ended June 30, 2006 and 2005 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
REVENUES
Rental income	$116,323	$190,537	$50,855	$92,071
Fee and asset management	—	464	—	231
Total revenues	116,323	191,001	50,855	92,302

EXPENSES (1)
Property and maintenance	42,469	62,075	19,845	30,900
Real estate taxes and insurance	13,884	23,650	5,792	10,594
Property management	5,934	5,118	3,156	2,581
Depreciation	25,548	47,030	10,795	22,368
General and administrative	826	706	389	284
Total expenses	88,661	138,579	39,977	66,727

Discontinued operating income	27,662	52,422	10,878	25,575

Interest and other income	1,015	469	37	439
Interest (2):
Expense incurred, net	(10,677)	(17,701)	(4,985)	(8,564)
Amortization of deferred financing costs	(633)	(273)	(586)	(125)

Discontinued operations	17,367	34,917	5,344	17,325
Net gain on sales of discontinued operations	502,297	248,875	129,796	108,171

Discontinued operations, net	$519,664	$283,792	$135,140	$125,496

(1)             Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.

(2)             Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the six months ended June 30, 2006 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2005 were $544.9 million and $137.0 million, respectively.

For the properties held for sale at June 30, 2006 (Lexford Housing Division), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2005 were $620.2 million and $205.2 million, respectively. These amounts exclude the Lexford syndicated portfolio as those properties were not consolidated until January 1, 2006.

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

The Operating Partnership has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and sale activities. The Operating Partnership recognized provisions for income taxes of $8.1 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively, and $5.4 million and $0.4 million for the quarters ended June 30, 2006 and 2005, respectively. These amounts were classified as reductions of discontinued operations, net in the accompanying consolidated statements of operations. In addition, the aggregate results of operations (primarily net operating income) of the Operating Partnership’s condominium conversion properties are included in discontinued operations, net in the accompanying consolidated statements of operations.

The net real estate basis of the Operating Partnership’s condominium conversion properties and land parcels owned by the TRS and included in discontinued operations, which were included in investment in real estate, net in the consolidated balance sheets, was $281.4 million and $292.4 million at June 30, 2006 and December 31, 2005, respectively.

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

The Operating Partnership is party to a housing discrimination lawsuit brought in April of 2006 in the United States District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of the Operating Partnership’s properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at June 30, 2006. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, will have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against the Operating Partnership which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the years ended December 31, 2005 and 2004, the Operating Partnership established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year. During the six months ended June 30, 2006, the Operating Partnership received $9.1 million in insurance proceeds and recorded an additional $3.8 million of receivables in anticipation of proceeds expected. As of June 30, 2006, a receivable of $5.8 million and reserve of $8.5 million are included in other assets and rents received in advance and other liabilities, respectively, on the consolidated balance sheets.

As of June 30, 2006, the Operating Partnership has ten projects totaling 2,973 units in various stages of development with estimated completion dates ranging through September 30, 2008. The primary development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Operating Partnership based on such value. If the Operating Partnership chooses not to purchase the interest, the Operating Partnership must agree to a sale of the project to an unrelated third party at such value. The Operating Partnership’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property. In connection with this development agreement, the Operating Partnership has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing. As of August 2, 2006, the Operating Partnership did not have any amounts outstanding related to this credit enhancement. The Operating Partnership would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement. This agreement expires no later than December 31, 2018. Notwithstanding the termination of the agreement, the Operating Partnership shall have recourse against its development partner for any losses incurred.

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

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”). Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Operating Partnership’s rental real estate segment comprises approximately 99.5% and 99.3% of total revenues from continuing operations for the six months ended June 30, 2006 and 2005, respectively, and approximately 99.5% and 99.3% of total revenues for the quarters ended June 30, 2006 and 2005, respectively. The Operating Partnership’s rental real estate segment comprises approximately 99.8% of total assets at both June 30, 2006 and December 31, 2005.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (as reflected in the accompanying consolidated statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following table presents the NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2006 and 2005, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
Rental income	$958,911	$808,922	$489,619	$412,207
Property and maintenance expense	(252,447)	(217,248)	(127,549)	(111,134)
Real estate taxes and insurance expense	(97,079)	(86,632)	(49,354)	(43,371)
Property management expense	(46,664)	(41,407)	(23,067)	(20,796)
Net operating income	$562,721	$463,635	$289,649	$236,906

The Operating Partnership’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the six months ended June 30, 2006 or 2005.

16.                               Subsequent Events/Other

Subsequent to June 30, 2006 and through August 2, 2006, the Operating Partnership:

•                  Acquired $113.6 million of apartment properties consisting of three properties and 625 units, assumed $26.9 million of mortgage debt on one property and issued limited partner OP Units valued at $3.1 million on one property;

•                  Obtained a new one year $500.0 million revolving credit facility maturing on July 6, 2007;

•                  Had $10.0 million of a 7.57% $150.0 million unsecured note issuance put back to it effective August 15, 2006;

•                  Acquired the remaining ownership interest in eleven previously partially owned properties for $5.7 million; and

•                  Repaid $8.6 million of mortgage loans.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements and related uncertainties are also included in Notes 4, 5 and 11 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the six months ended June 30, 2006. In summary, we:

•                  Acquired $937.2 million of properties consisting of eighteen properties and 4,922 units and $76.5 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $1.0 billion of apartment properties consisting of 38 properties and 10,528 units as well as 525 condominium units for $107.2 million and one land parcel for $0.9 million.

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

Properties that the Operating Partnership owned for all of both of the six months ended June 30, 2006 and 2005 (the “Six-Month 2006 Same Store Properties”), which represented 129,965 units and properties that the Operating Partnership owned for all of both of the quarters ended June 30, 2006 and 2005 (the “Second Quarter 2006 Same Store Properties”), which represented 132,093 units, also impacted the Operating Partnership’s results of operations. Both the Six-Month 2006 Same Store Properties and Second Quarter 2006 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the six months and quarters ended June 30, 2006 and 2005. The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

For the six months ended June 30, 2006, income from continuing operations decreased by approximately $61.9 million when compared to the six months ended June 30, 2005. This decrease is primarily attributable to approximately $57.1 million of other income recognized in 2005 related to eBay, Inc’s acquisition of the Operating Partnership’s interest in Rent.com.

Revenues from the Six-Month 2006 Same Store Properties increased $45.3 million primarily as a result of higher rental rates charged to residents. Expenses from the Six-Month 2006 Same Store Properties increased $13.5 million primarily due to higher utilities, insurance and real estate taxes. All same store results exclude the Lexford Housing Division. See Note 4 in the Notes to Consolidated Financial Statements for further discussion. The following tables provide comparative revenue, expense, NOI and occupancy/turnover statistics for the Six-Month 2006 Same Store Properties:

June YTD 2006 vs. June YTD 2005

YTD over YTD Same-Store Results

$ in Millions – 129,965 Same-Store Units (excludes Lexford)

Description	Revenues	Expenses	NOI

YTD 2006	$802.5	$314.3	$488.2
YTD 2005	$757.2	$300.8	$456.4
Change	$45.3	$13.5	$31.8
Change	6.0%	4.5%	7.0%

Same Store Statistics (excludes Lexford)

	Occupancy	Turnover

YTD 2006	94.6%	30.5%
YTD 2005	94.4%	31.7%
Change	0.2%	(1.2)%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2006 Same Store Properties:

	Six Months Ended June 30,
	2006	2005
	(Amounts in millions)

Operating income	$268.1	$221.1
Adjustments:
Insurance (1)	(4.9)	—
Non-same store operating results	(69.6)	(7.2)
Fee and asset management revenue	(4.8)	(5.4)
Fee and asset management expense	4.3	4.2
Depreciation	271.9	212.2
General and administrative	23.2	31.5
Same store NOI	$488.2	$456.4

(1) Amount represents additional insurance reimbursements.

For properties that the Operating Partnership acquired prior to January 1, 2005 and expects to continue to own through December 31, 2006, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2006:

2006 Same Store Assumptions

Physical Occupancy	94.5%
Revenue Change	5.25% to 5.75%
Expense Change	2.50% to 3.50%
NOI Change	6.50% to 8.00%

These 2006 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $62.4 million and consist primarily of properties acquired in calendar years 2006 and 2005 as well as our corporate housing business.

Fee and asset management revenues, net of fee and asset management expenses decreased $0.7 million primarily as a result of lower income earned from managing fewer properties for third parties and unconsolidated entities. As of June 30, 2006 and 2005, the Operating Partnership managed 14,784 units and 17,539 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses increased by approximately $5.3 million or 12.7%. This increase is primarily attributable to higher overall payroll costs, temporary contracting costs and training costs specific to the Operating Partnership’s rollout of a new property management system.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $59.7 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $8.3 million between the periods under comparison. This decrease was primarily due to lower executive compensation expense due to severance costs for several executive officers incurred during the six months ended June 30, 2005 and a $2.8 million reimbursement of legal expenses during the quarter ended June 30, 2006. The Operating Partnership anticipates that general and administrative expenses will approximate $48.0 million for the year ending December 31, 2006. This above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations decreased by approximately $57.9 million, primarily as a result of the $57.1 million in cash received during the six months ended June 30, 2005 for the Operating Partnership’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $36.6 million primarily as a result of higher variable interest rates and overall debt levels outstanding. During the six months ended June 30, 2006, the Operating Partnership capitalized interest costs of approximately $7.8 million as compared to $5.8 million for the six months ended June 30, 2005. This capitalization of interest primarily relates to projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2006 was 6.19% as compared to 6.18% for the six months ended June 30, 2005.

Loss from investments in unconsolidated entities increased approximately $0.2 million between the periods under comparison. This increase is primarily the result of consolidating previously unconsolidated properties as of January 1, 2006 as the result of EITF Issue No. 04-05. See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased $10.1 million, due to a large gain recorded on the sale of one land parcel during the six months ended June 30, 2005.

Discontinued operations, net, increased approximately $235.9 million between the periods under comparison. This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the six months ended June 30, 2006 as compared to the same period in 2005. Discontinued operations, net includes our Lexford Housing Division, which is held for sale as of June 30, 2006. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2006 to the quarter ended June 30, 2005

For the quarter ended June 30, 2006, income from continuing operations increased by approximately $7.0 million when compared to the quarter ended June 30, 2005.

Revenues from the Second Quarter 2006 Same Store Properties increased $23.1 million primarily as a result of higher rental rates charged to residents. Expenses from the Second Quarter 2006 Same Store Properties increased $5.3 million primarily due to higher utilities, insurance and real estate taxes. The following tables provide comparative revenue, expense, NOI and occupancy/turnover statistics for the Second Quarter 2006 Same Store Properties:

Second Quarter 2006 vs. Second Quarter 2005

Quarter over Quarter Same-Store Results

$ in Millions – 132,093 Same-Store Units (excludes Lexford)

Description	Revenues	Expenses	NOI

Q2 2006	$411.6	$158.8	$252.8
Q2 2005	$388.5	$153.5	$235.0
Change	$23.1	$5.3	$17.8
Change	5.9%	3.5%	7.6%

Same Store Statistics (excludes Lexford)

	Occupancy	Turnover

Q2 2006	94.6%	16.6%
Q2 2005	94.6%	17.3%
Change	0.0%	(0.7)%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2006 Same Store Properties:

	Quarter Ended June 30,
	2006	2005
	(Amounts in millions)

Operating income	$140.3	$116.3
Adjustments:
Insurance (1)	(2.0)	—
Non-same store operating results	(34.9)	(2.0)
Fee and asset management revenue	(2.3)	(3.0)
Fee and asset management expense	2.2	2.1
Depreciation	139.9	107.8
General and administrative	9.6	13.8
Same store NOI	$252.8	$235.0

(1) Amount represents additional insurance reimbursements.

Non-same store operating results increased $32.9 million and consist primarily of properties acquired in calendar years 2006 and 2005 as well as our corporate housing business.

Fee and asset management revenues, net of fee and asset management expenses decreased $0.8 million primarily as a result of lower income earned from managing fewer properties for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses increased by approximately $2.3 million or 10.9%. This increase is primarily attributable to higher overall payroll costs and training costs specific to the Operating

Partnership’s rollout of a new property management system.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $32.1 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $4.2 million between the periods under comparison. This decrease was primarily due to lower executive compensation expense due to severance costs for several executive officers incurred during the quarter ended June 30, 2005 and a $2.8 million reimbursement of legal expenses during the quarter ended June 30, 2006.

Interest and other income from continuing operations decreased by approximately $0.8 million, primarily as a result of lower interest income on mortgages receivable and profit participation income from joint venture partners.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $15.2 million primarily as a result of higher variable interest rates and overall debt levels outstanding. During the quarter ended June 30, 2006, the Operating Partnership capitalized interest costs of approximately $3.8 million as compared to $2.9 million for the quarter ended June 30, 2005. This capitalization of interest primarily relates to projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2006 was 6.14% as compared to 6.20% for the quarter ended June 30, 2005.

Loss from investments in unconsolidated entities was consistent between the periods under comparison. See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Net gain (loss) on sales of land parcels was consistent between the periods under comparison.

Discontinued operations, net, increased approximately $9.6 million between the periods under comparison. This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the quarter ended June 30, 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

As of January 1, 2006, the Operating Partnership had approximately $88.8 million of cash and cash equivalents and $780.8 million available under its revolving credit facilities (net of $50.2 million which was restricted/dedicated to support letters of credit and not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at June 30, 2006 was approximately $72.2 million and the amount available on the Operating Partnership’s revolving credit facility was $357.3 million (net of $95.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the six months ended June 30, 2006, the Operating Partnership generated proceeds from various transactions, which included the following:

•                  Disposed of 42 properties and various individual condominium units, receiving net proceeds of approximately $1.0 billion;

•                  Obtained $395.5 million in net proceeds from the issuance of $400.0 million of ten and one-half year 5.375% fixed rate public notes and terminated six forward starting swaps designated to hedge the note issuance, receiving net proceeds of $10.7 million;

•                  Obtained $208.9 million in new mortgage financing; and

•                  Issued approximately 1.1 million OP Units and received net proceeds of $29.4 million.

During the six months ended June 30, 2006, the above proceeds were primarily utilized to:

•                  Invest $122.8 million primarily in development projects;

•      Acquire 18 properties and five land parcels, utilizing cash of $908.0 million;

•      Repurchase 1.9 million OP Units utilizing cash of $82.0 million;

•                  Repay $246.2 million of mortgage loans; and

•                  Redeem the Series G Preference Interests at a liquidation value of $25.5 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees. EQR repurchased $82.0 million (1,871,883 shares at an average price per share of $43.80) of its Common Shares during the six months ended June 30, 2006 to offset the issuance of 1,079,001 OP Units to limited partners in connection with two property acquisitions and to offset EQR restricted shares granted and ESPP shares purchased during the six months ended June 30, 2006. Concurrent with this transaction, the Operating Partnership repurchased and retired 1,871,883 OP Units previously issued to EQR. EQR is authorized to repurchase approximately $503.0 million of additional Common Shares. The Operating Partnership in turn would repurchase $503.0 million of its OP Units held by EQR.

The Operating Partnership’s total debt summary and debt maturity schedules as of June 30, 2006, are as follows:

Debt Summary as of June 30, 2006

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,303,456	43.0%	5.80%	6.4
Unsecured	4,385,697	57.0%	5.96%	7.2
Total	$7,689,153	100.0%	5.89%	6.8

Fixed Rate Debt:
Secured – Conventional	$2,455,981	32.0%	6.34%	4.3
Secured – Tax Exempt	18,317	0.2%	6.49%	18.8
Unsecured – Public/Private	3,577,307	46.5%	6.09%	7.7
Unsecured – Tax Exempt	111,390	1.5%	5.10%	22.8
Fixed Rate Debt	6,162,995	80.2%	6.17%	6.6

Floating Rate Debt:
Secured – Conventional	293,998	3.8%	5.99%	2.2
Secured – Tax Exempt	535,160	7.0%	3.45%	17.9
Unsecured – Public	150,000	1.9%	5.85%	2.9
Unsecured – Revolving Credit Facilities	547,000	7.1%	5.02%	1.9
Floating Rate Debt	1,526,158	19.8%	4.65%	7.6

Total	$7,689,153	100.0%	5.89%	6.8

(1) Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2006.

Debt Maturity Schedule as of June 30, 2006

(Amounts in thousands)

Year		Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2006	(2)	$258,177	$53,838	$312,015	4.1%	7.12%	7.12%
2007		326,805	42,073	368,878	4.8%	6.88%	6.82%
2008	(3)	548,086	576,334	1,124,420	14.6%	6.71%	6.05%
2009		477,726	377,890	855,616	11.1%	6.44%	5.35%
2010		279,986	—	279,986	3.6%	7.05%	7.05%
2011		806,265	24,150	830,415	10.8%	6.86%	6.75%
2012		535,042	—	535,042	7.0%	6.51%	6.51%
2013		567,282	—	567,282	7.4%	5.93%	5.93%
2014		504,085	—	504,085	6.6%	5.27%	5.27%
2015		316,432	—	316,432	4.1%	6.54%	6.54%
2016+	(2)	1,543,109	451,873	1,994,982	25.9%	5.74%	5.45%
Total		$6,162,995	$1,526,158	$7,689,153	100.0%	6.29%	6.00%

(1)          Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2006.

(2)          2006 includes $10.0 million of 7.57% unsecured debt with a final maturity of 2026 that has been put back to the Operating Partnership effective August 15, 2006. 2016+ includes $140.0 million of 7.57% unsecured debt with a final maturity of 2026 that was not put back to the Operating Partnership.

(3)          Includes $547.0 million outstanding on the Operating Partnership’s unsecured revolving credit facility, which matures on May 29, 2008.

The following table provides a summary of the Operating Partnership’s unsecured debt as of June 30, 2006:

Unsecured Debt Summary as of June 30, 2006

(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance

Fixed Rate Notes:
	6.690%	11/01/06		$50,000	$(17)	$49,983
	7.625%	04/15/07		50,000	137	50,137
	6.900%	08/01/07		50,000	(27)	49,973
	7.540%	09/01/07	(1)	8,571	—	8,571
	4.861%	11/30/07		50,000	—	50,000
	7.500%	08/15/08	(1)	130,000	—	130,000
	4.750%	06/15/09	(2)	300,000	(811)	299,189
	6.950%	03/02/11		300,000	3,999	303,999
	6.625%	03/15/12		400,000	(1,676)	398,324
	5.200%	04/01/13		400,000	(799)	399,201
	5.250%	09/15/14		500,000	(505)	499,495
	6.584%	04/13/15		300,000	(974)	299,026
	5.125%	03/15/16		500,000	(520)	499,480
	5.375%	08/01/16		400,000	(1,871)	398,129
	7.125%	10/15/17		150,000	(732)	149,268
	7.570%	08/15/26	(3)	150,000	—	150,000
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
FAS 133 Adjustments - net			(2)	(7,468)	—	(7,468)
				3,581,103	(3,796)	3,577,307
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790
				111,390	—	111,390

Floating Rate Notes:		06/15/09	(2)	150,000	—	150,000

Revolving Credit Facility:				547,000	—	547,000

Total Unsecured Debt		05/29/08		$4,389,493	$(3,796)	$4,385,697

(1)          Notes are private.  All other unsecured debt is public.

(2)          $150.0 million in fair value interest rate swaps converts 50% of the 4.750% Notes due June 15, 2009 to a floating interest rate.

(3)          Put period expired July 15, 2006 with $10.0 million put back to the Operating Partnership effective August 15, 2006.

As of August 2, 2006, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2006 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units/interests; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of June 30, 2006

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,096,427	40%
Secured Debt – Held for Sale		207,029	3%
Unsecured Debt		3,838,697	50%
Lines of Credit		547,000	7%
Total Debt		7,689,153	100%	35%

OP Units	311,609,276
OP Unit Equivalents (see below)	903,766
Total outstanding at quarter-end	312,513,042
EQR Common Share Price at June 30, 2006	$44.73
		13,978,708	97%
Perpetual Preference Units (see below)		490,000	3%
Total Equity		14,468,708	100%	65%

Total Market Capitalization		$22,157,861		100%

Convertible Preference Units/Interests as of June 30, 2006

(Amounts in thousands except for unit/interest and per unit/interest amounts)

Series	Redemption Date	Outstanding Units/Interests	Liquidation Value	Annual Dividend Per Unit/Interest	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	473,816	$11,846	$1.75	$829		1.1128	527,262
7.00% Series H	6/30/98	30,734	768	1.75	54		1.4480	44,503
Preference Interests:
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units/Interests		741,917	$24,298		$1,775	7.31%		903,766

Perpetual Preference Units as of June 30, 2006

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
9 1/8% Series C	9/9/06	460,000	$115,000	$22.8125	$10,494
8.60% Series D	7/15/07	700,000	175,000	21.50	15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		2,760,000	$490,000		$39,409	8.04%

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating/capital requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions and financing of construction and development activities through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $17.1 billion in investment in real estate on the Operating Partnership’s balance sheet at June 30, 2006 (including gross Lexford real estate held for sale), $11.3 billion or 66.1%, was unencumbered.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.0 billion which matures in May 2008 and a short-term revolving credit facility with potential borrowings of up to $500.0 million which matures in July 2007.  These facilities may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of August 2, 2006, $735.0 million was outstanding under these facilities.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2006.

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

•                  flooring such as carpets, hardwood, vinyl, linoleum or tile;

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

For the six months ended June 30, 2006, our actual improvements to real estate totaled approximately

$106.4 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Six Months Ended June 30, 2006

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	116,680	$21,180	$181	$36,854	$316	$58,034	$497
New Acquisition Properties (3)	25,874	4,191	179	10,886	465	15,077	644
Properties Held for Sale (4)	27,248	5,495	202	3,457	127	8,952	329
Other (5)	7,291	10,006		14,372		24,378
Total	177,093	$40,872		$65,569		$106,441

(1)          Total units exclude 10,846 unconsolidated units and 3,643 military housing (fee managed) units.

(2)          Wholly Owned Properties acquired prior to January 1, 2004.

(3)          Wholly Owned Properties acquired during 2004, 2005 and 2006.  Per unit amounts are based on a weighted average of 23,422 units.

(4)          Properties held for sale include the entire Lexford Portfolio; 27,115 units under contract as previously disclosed and 133 miscellaneous units to be sold separately.

(5)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $3.4 million included in building improvements spent on seven specific assets related to major renovations and repositioning of these assets.

The Operating Partnership expects to fund approximately $60.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, for the remainder of 2006.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the six months ended June 30, 2006, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $4.1 million.  The Operating Partnership expects to fund approximately $6.2 million in total additions to non-real estate property for the remainder of 2006.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2006.

Other

Total distributions paid in July 2006 amounted to $146.7 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2006.

On June 28, 2006, the Operating Partnership announced that it agreed to sell its Lexford Housing Division for a cash purchase price of $1.086 billion.  EQR’s Board of Trustees has approved the sale, which is expected to close in the fourth quarter of 2006.  Lexford results are classified as discontinued operations, net, in the consolidated statements of operations for all periods presented and Lexford investment in real estate and mortgage notes payable balances are classified as held for sale in the consolidated balance sheets as of June 30, 2006.

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

As of June 30, 2006, the Operating Partnership has ten projects totaling 2,973 units in various stages of development with estimated completion dates ranging through September 30, 2008.  The development agreements currently in place are discussed in detail in Note 14 of the Operating Partnership’s Consolidated Financial Statements.

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

Funds From Operations

For the six months ended June 30, 2006, Funds From Operations (“FFO”) available to OP Units decreased $36.9 million, or 9.1%, as compared to the six months ended June 30, 2005.  This decrease is primarily attributable to approximately $57.1 million of other income recognized in 2005 related to eBay, Inc’s acquisition of the Operating Partnership’s interest in Rent.com.

For the quarter ended June 30, 2006, FFO available to OP Units increased $18.5 million, or 10.7%, as compared to the quarter ended June 30, 2005.

The following is a reconciliation of net income to FFO available to OP Units for the six months and quarters ended June 30, 2006 and 2005:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
Net income	$576,710	$402,756	$171,162	$154,476
Adjustments:
Depreciation	271,924	212,238	139,906	107,832
Depreciation – Non-real estate additions	(3,682)	(2,685)	(1,886)	(1,391)
Depreciation – Partially Owned and Unconsolidated Properties	2,563	(638)	1,013	(387)
Net gain on sales of unconsolidated entities	(352)	(124)	(23)	—
Discontinued operations:
Depreciation	25,429	47,030	10,724	22,368
Net gain on sales of discontinued operations	(502,297)	(248,875)	(129,796)	(108,171)
Net incremental gain on sales of condominium units	18,553	29,036	11,426	15,554

FFO (1)(2)	388,848	438,738	202,526	190,281
Preferred distributions	(21,724)	(31,322)	(10,530)	(14,409)
Premium on redemption of Preference Interests	(683)	(4,112)	(9)	(2,384)
FFO available to OP Units	$366,441	$403,304	$191,987	$173,488

(1            The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2006, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to affect, the Operating Partnership’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

The Operating Partnership is party to a housing discrimination lawsuit brought in April of 2006 in the United States District Court for the District of Maryland.  The suit alleges that the Operating Partnership designed and built approximately 300 of the Operating Partnership’s properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership.  Accordingly, the Operating Partnership is defending the suit vigorously.  Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at June 30, 2006.  While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, will have a material adverse effect on the Operating Partnership.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  OP Units Issued in the Quarter Ended June 30, 2006

The Operating Partnership issued 417,039 OP Units having a value of $18.6 million to its limited partners during the quarter ended June 30, 2006.

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

(c)  OP Units Repurchased in the Quarter Ended June 30, 2006

The Operating Partnership repurchased the following OP Units during the quarter ended June 30, 2006:

Period	Total Number of OP Units Purchased (1)	Average Price Paid Per Unit (1)	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (1)

May 2006	852,083	$43.68	852,083	$503,019,002
Second Quarter 2006	852,083	$43.68	852,083

(1)          The OP Units repurchased during the quarter ended June 30, 2006 represent OP Units redeemed in response to repurchases of Common Shares in the open market under the Company’s publicly announced share repurchase program approved by its Board of Trustees.  Under this program, the Company may repurchase in open market or privately negotiated transactions up to $585.0 million of its Common Shares, with $503.0 million remaining following the above purchases.

Item 6.    Exhibits

10.1*                    Form of Lexford Housing Division Sale Agreement.

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

* Included as an exhibit to EQR’s Form 10-Q for the quarter ended June 30, 2006.

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

ERP OPERATING LIMITED PARTNERSHIP
BY: EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date:	August 7, 2006	By: /s/	Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date:	August 7, 2006	By: /s/	Mark L. Wetzel
Mark L. Wetzel
Senior Vice President and
Chief Accounting Officer