Form 10-Q
period 2007-06-30
ERP OPERATING LTD PARTNERSHIP
filed 2007-08-07
CIK 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Investment in real estate
Land	$3,582,455	$3,217,672
Depreciable property	13,855,981	13,376,359
Projects under development	392,616	399,131
Land held for development	313,360	242,013
Investment in real estate	18,144,412	17,235,175
Accumulated depreciation	(3,125,555)	(3,022,480)
Investment in real estate, net	15,018,857	14,212,695

Cash and cash equivalents	66,266	260,277
Investments in unconsolidated entities	4,225	4,448
Deposits — restricted	350,934	391,825
Escrow deposits — mortgage	21,214	25,528
Deferred financing costs, net	54,889	43,384
Other assets	152,279	124,062
Total assets	$15,668,664	$15,062,219

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,188,395	$3,178,223
Notes, net	5,363,139	4,419,433
Lines of credit	780,000	460,000
Accounts payable and accrued expenses	111,140	96,699
Accrued interest payable	95,183	91,172
Other liabilities	332,927	311,557
Security deposits	62,812	58,072
Distributions payable	145,112	151,382
Total liabilities	10,078,708	8,766,538

Commitments and contingencies
Minority Interests — Partially Owned Properties	23,392	26,814

Partners’ capital:
Preference Units	385,681	386,574
Preference Interests and Junior Preference Units	184	11,684
General Partner	4,854,510	5,511,658
Limited Partners	333,056	372,961
Accumulated other comprehensive loss	(6,867)	(14,010)
Total partners’ capital	5,566,564	6,268,867
Total liabilities and partners’ capital	$15,668,664	$15,062,219

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006
REVENUES
Rental income	$1,037,668	$910,242	$529,310	$465,213
Fee and asset management	4,703	4,807	2,436	2,320

Total revenues	1,042,371	915,049	531,746	467,533

EXPENSES
Property and maintenance	273,801	238,594	136,682	120,823
Real estate taxes and insurance	112,017	88,963	55,302	45,132
Property management	47,254	46,661	22,412	23,077
Fee and asset management	4,504	4,326	2,163	2,158
Depreciation	304,052	257,683	155,032	132,771
General and administrative	21,515	22,378	11,549	9,338
Impairment	394	805	158	239
Total expenses	763,537	659,410	383,298	333,538
Operating income	278,834	255,639	148,448	133,995

Interest and other income	6,228	4,246	3,784	1,894
Interest:
Expense incurred, net	(233,075)	(203,862)	(122,019)	(103,120)
Amortization of deferred financing costs	(6,162)	(4,383)	(3,615)	(1,752)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	45,825	51,640	26,598	31,017
Allocation to Minority Interests — Partially Owned Properties	(779)	(2,068)	(187)	(547)
Loss from investments in unconsolidated entities	(363)	(375)	(134)	(145)
Net gain on sales of unconsolidated entities	—	352	—	23
Net gain on sales of land parcels	4,516	246	4,516	246
Income from continuing operations	49,199	49,795	30,793	30,954
Discontinued operations, net	385,978	526,915	270,038	140,568
Net income	$435,177	$576,710	$300,831	$171,162

ALLOCATION OF NET INCOME:
Preference Units	$14,840	$20,168	$7,416	$10,073
Preference Interests and Junior Preference Units	$434	$1,556	$211	$457
Premium on redemption of Preference Interests	$—	$683	$—	$9

General Partner	$393,798	$517,804	$274,985	$150,084
Limited Partners	26,105	36,499	18,219	10,539
Net income available to OP Units	$419,903	$554,303	$293,204	$160,623

Earnings per OP Unit — basic:
Income from continuing operations available to OP Units	$0.11	$0.09	$0.08	$0.07
Net income available to OP Units	$1.37	$1.79	$0.97	$0.52
Weighted average OP Units outstanding	307,582	309,678	303,511	310,017

Earnings per OP Unit — diluted:
Income from continuing operations available to OP Units	$0.11	$0.09	$0.08	$0.06
Net income available to OP Units	$1.35	$1.76	$0.95	$0.51
Weighted average OP Units outstanding	311,963	314,420	307,631	314,698

Distributions declared per OP Unit outstanding	$0.9250	$0.8850	$0.4625	$0.4425

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per OP Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006

Comprehensive income:
Net income	$435,177	$576,710	$300,831	$171,162
Other comprehensive income — derivative and other instruments:
Unrealized holding gains arising during the period	6,091	2,409	6,212	886
Losses reclassified into earnings from other comprehensive income	1,052	1,136	489	547
Comprehensive income	$442,320	$580,255	$307,532	$172,595

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$435,177	$576,710
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests — Partially Owned Properties	779	2,068
Depreciation	311,741	297,472
Amortization of deferred financing costs	7,484	5,146
Amortization of discounts and premiums on debt	(2,686)	(3,644)
Amortization of deferred settlements on derivative instruments	362	446
Impairment	394	1,156
Loss from investments in unconsolidated entities	363	375
Distributions from unconsolidated entities — return on capital	47	101
Net (gain) on sales of unconsolidated entities	—	(352)
Net (gain) on sales of land parcels	(4,516)	(246)
Net (gain) on sales of discontinued operations	(385,323)	(502,297)
Loss on debt extinguishments	3,041	2,892
Unrealized (gain) on derivative instruments	(1)	—
Compensation paid with Company Common Shares	10,243	10,858
Other operating activities, net	—	(1)

Changes in assets and liabilities:
(Increase) in deposits — restricted	(837)	(9,570)
(Increase) decrease in other assets	(6,741)	8,525
Increase in accounts payable and accrued expenses	5,828	9,272
Increase in accrued interest payable	4,011	7,931
(Decrease) in other liabilities	(28,313)	(48,065)
Increase in security deposits	4,740	4,954
Net cash provided by operating activities	355,793	363,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(1,142,440)	(907,963)
Investment in real estate — development/other	(195,354)	(122,771)
Improvements to real estate	(117,845)	(106,441)
Additions to non-real estate property	(4,185)	(4,086)
Interest capitalized for real estate under development	(17,894)	(7,780)
Proceeds from disposition of real estate, net	839,114	1,002,714
Proceeds from disposition of unconsolidated entities	—	355
Investments in unconsolidated entities	(187)	(1,030)
Distributions from unconsolidated entities — return of capital	—	92
Decrease in deposits on real estate acquisitions, net	178,246	10,178
Decrease in mortgage deposits	4,314	6,794
Consolidation of previously Unconsolidated Properties:
Via EITF 04-5 (cash consolidated)	—	1,436
Acquisition of Minority Interests — Partially Owned Properties	—	(13)
Other investing activities, net	—	2
Net cash (used for) investing activities	(456,231)	(128,513)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(19,384)	$(4,880)
Mortgage notes payable:
Proceeds	262,026	208,937
Restricted cash	(139,262)	(19,196)
Lump sum payoffs	(310,128)	(232,532)
Scheduled principal repayments	(12,507)	(13,644)
Prepayment premiums/fees	(3,041)	(2,892)
Notes, net:
Proceeds	993,031	398,052
Lump sum payoffs	(50,000)	—
Lines of credit:
Proceeds	10,703,000	3,207,500
Repayments	(10,383,000)	(3,429,500)
Proceeds from settlement of derivative instruments	2,370	10,729
Proceeds from sale of OP Units	4,520	5,218
Proceeds from exercise of EQR options	9,751	24,159
OP Units repurchased and retired	(837,334)	(81,981)
Redemption of Preference Interests	—	(25,500)
Premium on redemption of Preference Interests	—	(9)
Payment of offering costs	(137)	(23)
Other financing activities, net	(7)	-
Contributions — Minority Interests — Partially Owned Properties	6,941	3,327
Distributions:
OP Units — General Partner	(271,049)	(256,591)
Preference Units	(14,856)	(21,243)
Preference Interests and Junior Preference Units	(446)	(1,609)
OP Units — Limited Partners	(18,149)	(18,012)
Minority Interests — Partially Owned Properties	(15,912)	(2,184)
Net cash (used for) financing activities	(93,573)	(251,874)
Net (decrease) in cash and cash equivalents	(194,011)	(16,656)
Cash and cash equivalents, beginning of period	260,277	88,828
Cash and cash equivalents, end of period	$66,266	$72,172

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$251,180	$222,774
Net cash paid (received) during the period for income, franchise and excise taxes	$(733)	$7,509

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$152,697	$63,243
Valuation of OP Units issued	$—	$46,472
Mortgage loans (assumed) by purchaser	$(76,744)	$(117,949)

Consolidation of previously Unconsolidated Properties — Via EITF 04-5:
Investment in real estate, net	$—	$(24,637)
Mortgage loans consolidated	$—	$22,545
Investments in unconsolidated entities	$—	$2,602
Net other liabilities recorded	$—	$926

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

EQR is the general partner of, and as of June 30, 2007 owned an approximate 93.6% ownership interest in, ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it.  References to the “Company” mean EQR and the Operating Partnership.

As of June 30, 2007, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 608 properties in 24 states and the District of Columbia consisting of 162,532 units.   The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	535	142,620
Partially Owned Properties:
Consolidated	27	5,445
Unconsolidated	45	10,846
Military Housing (Fee Managed)	1	3,621
	608	162,532

2.                                     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2006.

Income Taxes

The Operating Partnership generally is not liable for federal income taxes as the partners recognize their proportionate share of the Operating Partnership’s income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level.  Historically, the Operating Partnership has generally only incurred certain state and local income, excise and franchise taxes.  The Operating Partnership has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and corporate housing activities and as a result, these entities will incur both federal and state income taxes on any income of such entities.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted.  As of June 30, 2007, the Operating Partnership has recorded a deferred tax asset which was fully offset by a valuation allowance.

Other

The Company adopted SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006, which requires all companies to expense share-based compensation, such as share options.  As the Company began expensing all share-based compensation effective January 1, 2003, the adoption of SFAS No. 123(R) did not have a material effect on its consolidated statements of operations or financial position.

Any EQR common share of beneficial interest, $0.01 par value per share (the “Common Shares”) issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing units of limited partnership interest (“OP Units”) to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 27 properties and 5,445 units and various uncompleted development properties having a minority interest book value of $23.4 million at June 30, 2007.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of June 30, 2007, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $110.5 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2007 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

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

3.                                       Partners’ Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the six months ended June 30, 2007:

2007

OP Units outstanding at January 1,	313,466,216

Issued to General Partner:
Conversion of Series E Preference Units	36,831
Conversion of Series H Preference Units	3,764
Conversion of Series J Preference Interests	324,484
Exercise of EQR options	304,588
Employee Share Purchase Plan	106,617
Restricted EQR share grants, net	392,696

OP Units Other:
Repurchased and retired	(18,460,206)

OP Units outstanding at June 30,	296,174,990

2007

Limited Partner OP Units outstanding at January 1,	19,914,583
Conversion of Limited Partner OP Units to EQR Common Shares	(874,143)
Limited Partner OP Units Outstanding at June 30,	19,040,440
Limited Partner OP Units Ownership Interest in Operating Partnership	6.4%

On April 27, 2007, EQR’s Board of Trustees approved an increase of $200.1 million to the Company’s authorized share repurchase program.  On May 24, 2007, EQR’s Board of Trustees approved an additional $500.0 million share repurchase program.  Considering the above additional authorizations and the repurchase activity for the six months ended June 30, 2007, the Company has $335.8 million remaining available for share repurchases as of June 30, 2007.

During the six months ended June 30, 2007, the Company repurchased 18,460,206 of its Common Shares at an average price of $46.91 per share for total consideration of $866.0 million, of which $837.3 million was paid in cash during the six months ended June 30, 2007 and $28.7 million was accrued for at June 30, 2007 (see below).  These shares were retired subsequent to the repurchase. Concurrent with these transactions, the

Operating Partnership repurchased and retired 18,460,206 OP Units previously issued to EQR.  Of the total shares repurchased, 81,106 shares were repurchased at an average price of $54.33 per share to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 18,379,100 shares were repurchased in the open market at an average price of $46.88 per share.  As of June 30, 2007, transactions to repurchase 627,300 of the 18,460,206 Common Shares had not yet settled.  As of June 30, 2007, the Operating Partnership has reduced the number of OP Units issued and outstanding by this amount and recorded a liability of $28.7 million included in other liabilities on the consolidated balance sheets.

The Limited Partners of the Operating Partnership as of June 30, 2007 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units.  Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2007 and December 31, 2006:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Unit (3)	June 30, 2007	December 31, 2006
Preference Units:

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 700,000 units issued and outstanding at June 30, 2007 and December 31, 2006	7/15/07	N/A	(5)	$175,000	$175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 401,716 and 434,816 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	11/1/98	1.1128	$1.75	10,043	10,871

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 25,534 and 28,134 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6/30/98	1.4480	$1.75	638	703

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2007 and December 31, 2006	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at June 30, 2007 and December 31, 2006 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$385,681	$386,574

(1)                      On or after the redemption date, redeemable preference units (Series K and N) may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.

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

(3)                      Dividends on all series of Preference Units are payable quarterly at various pay dates.  The dividend listed for Series N is a Preference Unit rate and the equivalent depositary unit annual dividend is $1.62 per unit.

(4)                      The series N Preference Units have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend per unit.

(5)                      On May 25, 2007, the Operating Partnership issued an irrevocable notice to redeem for cash on July 16, 2007 all 700,000 units of its Series D Preference Units in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.   The Operating Partnership will record the write-off of approximately $6.1 million in original costs as a premium on redemption of Preference Units in the third quarter of 2007.

The following table presents the issued and outstanding Preference Interests as of June 30, 2007 and December 31, 2006:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Unit (3)	June 30, 2007	December 31, 2006
Preference Interests:

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 230,000 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	12/14/06	1.4108	(4)	$—	$11,500
				$—	$11,500

(1)                      On or after the fifth anniversary of the issuance (the “Redemption Date”), the Series J Preference Interests were redeemable for cash at the option of the Operating Partnership, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)                      On or after the tenth anniversary of the issuance (the “Conversion Date”), the Series J Preference Interests were exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Share. In addition, on or after the Conversion Date, the Series J Preference Interests were convertible under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.  Prior to the Conversion Date, the Series J Preference Interests were convertible under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, if the issuer called the series for redemption (the “Accelerated Conversion Right”).

(3)                      Dividends on the Series J Preference Interests were payable quarterly on March 25th, June 25th, September 25th and December 25th of each year.

(4)                      On May 24, 2007, the Operating Partnership issued an irrevocable notice to redeem for cash on June 25, 2007 all 230,000 units of its 7.625% Series J Preference Interests with a liquidation value of $11.5 million.  This notice triggered the holder’s Accelerated Conversion Right, which they exercised.  As a result, effective June 25, 2007, the 230,000 units were converted into 324,484 EQR Common Shares.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2007 and December 31, 2006:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	June 30, 2007	December 31, 2006
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2007 and December 31, 2006	07/29/09	1.020408	$ 2.00	$ 184	$ 184
				$ 184	$ 184

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

4.                             Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of June 30, 2007 and December 31, 2006 (Amounts in thousands):

	June 30, 2007	December 31, 2006
Land	$3,582,455	$3,217,672
Depreciable property:
Buildings and improvements	12,970,642	12,563,807
Furniture, fixtures and equipment	885,339	812,552
Projects under development:
Land	113,513	137,505
Construction-in-progress	279,103	261,626
Land held for development:
Land	263,114	202,695
Construction-in-progress	50,246	39,318
Investment in real estate	18,144,412	17,235,175
Accumulated depreciation	(3,125,555)	(3,022,480)
Investment in real estate, net	$15,018,857	$14,212,695

During the six months ended June 30, 2007, the Operating Partnership acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	28	6,209	$1,225,785
Land Parcels (five)	—	—	65,450
	28	6,209	$1,291,235

During the six months ended June 30, 2007, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	37	10,018	$790,629
Condominium Units	4	383	103,058
Land Parcels (one)	—	—	40,662
	41	10,401	$934,349

The Operating Partnership recognized a net gain on sales of discontinued operations and a net gain on sales of land parcels of approximately $385.3 million and $4.5 million, respectively, on the above sales.

5.                                     Commitments to Acquire/Dispose of Real Estate

As of August 1, 2007, in addition to the properties that were subsequently acquired as discussed in Note 16, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	5	1,061	$329,400
Land Parcels	5	—	143,653
Total	10	1,061	$473,053

As of August 1, 2007, in addition to the properties that were subsequently disposed as discussed in Note 16, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	31	9,132	$771,604
Land Parcels	2	—	8,200
Total	33	9,132	$779,804

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                     Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following table summarizes the Operating Partnership’s investments in partially owned entities as of June 30, 2007 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures

Total projects (1)	—	2	4	21	27	45

Total units (1)	—	572	977	3,896	5,445	10,846

Debt — Secured (2):
EQR Ownership (3)	$262,878	$97,596	$61,000	$286,891	$708,365	$121,200
Minority Ownership	—	—	—	13,321	13,321	363,600
Total (at 100%)	$262,878	$97,596	$61,000	$300,212	$721,686	$484,800

(1)                                 Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)                                 All debt is non-recourse to the Operating Partnership with the exception of $28.3 million in mortgage bonds on one development project.

(3)                                 Represents the Operating Partnership’s current economic ownership interest.

(4)                                 Projects included here are substantially complete.  However, they may still require additional exterior and interior work for all units to be available for leasing.

7.                                       Deposits — Restricted

The following table presents the deposits — restricted as of June 30, 2007 and December 31, 2006 (amounts in thousands):

	June 30, 2007	December 31, 2006

Tax-deferred (1031) exchange proceeds	$112,588	$299,392
Earnest money on pending acquisitions	14,070	13,170
Other acquisitions	7,658	—
Restricted deposits on debt (1)	159,435	22,917
Resident security and utility deposits	39,852	36,260
Other	17,331	20,086
Totals	$350,934	$391,825

(1)                                 Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully-funded development mortgage loans.

8.                                     Mortgage Notes Payable

As of June 30, 2007, the Operating Partnership had outstanding mortgage debt of approximately $3.2 billion.

During the six months ended June 30, 2007, the Operating Partnership:

•                  Repaid $322.6 million of mortgage loans;

•                  Assumed $152.7 million of mortgage debt on certain properties in connection with their acquisitions;

•                  Obtained $262.0 million of new mortgage loans on certain properties; and

•                  Was released from $76.7 million of mortgage debt assumed by the purchaser on disposed properties.

The Operating Partnership recorded approximately $3.0 million and $3.4 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the six months ended June 30, 2007.

As of June 30, 2007, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2045.  At June 30, 2007, the interest rate range on the Operating Partnership’s mortgage debt was 3.32% to 12.465%.  During the six months ended June 30, 2007, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.73%.

9.                                     Notes

As of June 30, 2007, the Operating Partnership had outstanding unsecured notes of approximately $5.4 billion.

During the six months ended June 30, 2007, the Operating Partnership:

•                  Issued $350.0 million of five year 5.50% fixed rate public notes, receiving net proceeds of $346.1 million;

•                  Issued $650.0 million of ten year 5.75% fixed rate public notes, receiving net proceeds of $640.6 million; and

•                  Repaid $50.0 million of 7.625% fixed rate public notes at maturity.

As of June 30, 2007, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029.  At June 30, 2007, the interest rate range on the Operating Partnership’s notes was 3.85% to 7.57%.  During the six months ended June 30, 2007, the weighted average interest rate on the Operating Partnership’s notes was 5.66%.

10.                              Lines of Credit

On February 28, 2007, the Operating Partnership entered into an unsecured revolving credit facility with potential borrowings of up to $1.5 billion maturing on February 28, 2012.  The Operating Partnership has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

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

On May 7, 2007, the Operating Partnership obtained a one-year $500.0 million unsecured revolving credit facility maturing on May 5, 2008.  Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating.  EQR guaranteed this credit facility up to the maximum amount and for its full term.  This credit facility was repaid in full and terminated on June 4, 2007.

As of June 30, 2007, $780.0 million was outstanding and $70.6 million was restricted (dedicated to support letters of credit and not available for borrowing) on the $1.5 billion revolving credit facility.  During the six months ended June 30, 2007, the weighted average interest rate under the credit facilities was 5.65%.

11.                              Derivative Instruments

The following table summarizes the consolidated derivative instruments at June 30, 2007 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Development Cash Flow Hedges (2)
Current Notional Balance	$370,000	$27,970
Lowest Possible Notional	$370,000	$17,942
Highest Possible Notional	$370,000	$131,675
Lowest Interest Rate	3.245%	4.928%
Highest Interest Rate	3.787%	5.850%
Earliest Maturity Date	2009	2009
Latest Maturity Date	2009	2009
Estimated Asset (Liability) Fair Value	$(12,196)	$391

(1)                                 Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2)                                 Development Cash Flow Hedges — Converts outstanding floating rate debt to a fixed interest rate (swaps) and/or locks-in a maximum interest rate (caps).

On June 30, 2007, the net derivative instruments were reported at their fair value as other liabilities of approximately $12.2 million and other assets of $391,000.  As of June 30, 2007, there were approximately $7.7 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at June 30, 2007, the Operating Partnership may recognize an estimated $1.8 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2008.

In June 2007, the Operating Partnership received approximately $2.4 million to terminate five forward starting swaps in conjunction with the issuance of $650.0 million of ten year unsecured notes.  The majority of the $2.4 million has been deferred as a component of accumulated other comprehensive loss and will be recognized as a reduction of interest expense over the life of the unsecured notes.

12.                              Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit — basic and net income per OP Unit — diluted (amounts in thousands except per OP Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006
Numerator for net income per OP Unit — basic and diluted:
Income from continuing operations	$49,199	$49,795	$30,793	$30,594
Allocation to Preference Units	(14,840)	(20,168)	(7,416)	(10,073)
Allocation to Preference Interests and Junior Preference Units	(434)	(1,556)	(211)	(457)
Allocation to premium on redemption of Preference Interests	—	(683)	—	(9)

Income from continuing operations available to OP Units	33,925	27,388	23,166	20,055
Discontinued Operations, net	385,978	526,915	270,038	140,568
Numerator for net income per OP Unit — basic and diluted	$419,903	$554,303	$293,204	$160,623

	Six Months Ended		Quarter Ended
	June 30,		June 30,
	2007	2006	2007	2006
Denominator for net income per OP unit — basic and diluted:
Denominator for net income per OP Unit — basic	307,582	309,678	303,511	310,017
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	4,381	4,742	4,120	4,681

Denominator for net income per OP Unit — diluted	311,963	314,420	307,631	314,698

Net income per OP Unit — basic	$1.37	$1.79	$0.97	$0.52
Net income per OP Unit — diluted	$1.35	$1.76	$0.95	$0.51

Net income OP Unit — basic:
Income from continuing operations available to OP Units	$0.110	$0.089	$0.076	$0.065
Discontinued operations, net	1.256	1.702	0.891	0.453
Net income per OP Unit — basic	$1.366	$1.791	$0.967	$0.518

Net income per OP Unit — diluted:
Income from continuing operations available to OP Units	$0.109	$0.087	$0.075	$0.064
Discontinued operations, net	1.237	1.676	0.878	0.446
Net income per OP Unit — diluted	$1.346	$1.763	$0.953	$0.510

Convertible preference interests/units that could be converted into 828,112 and 1,443,935 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the six months ended June 30, 2007 and 2006, respectively, and 803,346 and 1,274,295 weighted average Common Shares for the quarters ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.  In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the six months and quarters ended June 30, 2007 and 2006 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006
REVENUES
Rental income	$31,880	$164,992	$8,591	$75,261
Total revenues	31,880	164,992	8,591	75,261

EXPENSES (1)
Property and maintenance	15,469	56,322	6,523	26,571
Real estate taxes and insurance	4,695	22,000	1,224	10,014
Property management	272	5,937	69	3,146
Depreciation	7,689	39,789	2,035	17,930
General and administrative	11	482	9	271
Impairment	—	351	—	125
Total expenses	28,136	124,881	9,860	58,057

Discontinued operating income (loss)	3,744	40,111	(1,269)	17,204

Interest and other income	130	1,134	43	154
Interest (2):
Expense incurred, net	(1,897)	(15,864)	(987)	(5,982)
Amortization of deferred financing costs	(1,322)	(763)	(1,305)	(604)

Discontinued operations	655	24,618	(3,518)	10,772
Net gain on sales of discontinued operations	385,323	502,297	273,556	129,796

Discontinued operations, net	$385,978	$526,915	$270,038	$140,568

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the six months ended June 30, 2007 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2006 were $454.8 million and $85.6 million, respectively.

The net real estate basis of the Operating Partnership’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Operating Partnership’s five halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $108.6 million and $95.4 million at June 30, 2007 and December 31, 2006, respectively.

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

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The

Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership.  Accordingly, the Operating Partnership is defending the suit vigorously.  Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at June 30, 2007.  While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, will have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the years ended December 31, 2005 and 2004, the Operating Partnership established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year.  During the six months ended June 30, 2007, the Operating Partnership received $3.8 million in insurance proceeds and recorded an additional $2.8 million of receivables in anticipation of proceeds expected.  As of June 30, 2007, a receivable of $4.1 million and a liability of $1.7 million are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

As of June 30, 2007, the Operating Partnership has nine projects totaling 3,026 units in various stages of development with estimated completion dates ranging through September 30, 2009.  Some of the projects are developed solely by the Operating Partnership, while others are co-developed with various third party development partners.  The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The partner is most often the “general” or “managing” partner of the development venture.  The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).  However, the buy-sell provisions with one partner covering three projects does require the Operating Partnership to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the six months and quarters ended June 30, 2007 and 2006, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months ended June 30, 2007 and 2006, respectively, as well as total assets at June 30, 2007 (amounts in thousands):

	Six Months Ended June 30, 2007
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$243,899	$304,362	$321,737	$—	$869,998
Non-same store/other (2) (3)	34,065	50,201	36,092	47,312	167,670
Total rental income	277,964	354,563	357,829	47,312	1,037,668

Operating expenses:
Same store (1)	93,531	124,595	111,370	—	329,496
Non-same store/other (2) (3)	15,869	20,695	14,505	52,507	103,576
Total operating expenses	109,400	145,290	125,875	52,507	433,072

NOI:
Same store (1)	150,368	179,767	210,367	—	540,502
Non-same store/other (2) (3)	18,196	29,506	21,587	(5,195)	64,094
Total NOI	$168,564	$209,273	$231,954	$(5,195)	$604,596

Total assets	$4,482,793	$4,562,317	$4,867,696	$1,755,858	$15,668,664

(1)	Properties owned for all of both periods ending June 30, 2007 and June 30, 2006 which represented 127,396 units.
(2)	Properties acquired after January 1, 2006.
(3)

Other includes ECH, development, condominium conversion overhead of $2.4 million and other corporate operations. Also reflects the $8.6 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Six Months Ended June 30, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$233,466	$292,341	$304,477	$—	$830,284
Non-same store/other (2) (3)	19,757	11,205	9,273	39,723	79,958
Total rental income	253,223	303,546	313,750	39,723	910,242

Operating expenses:
Same store (1)	89,561	119,891	107,835	—	317,287
Non-same store/other (2) (3)	8,844	4,726	4,165	39,196	56,931
Total operating expenses	98,405	124,617	112,000	39,196	374,218

NOI:
Same store (1)	143,905	172,450	196,642	—	512,997
Non-same store/other (2) (3)	10,913	6,479	5,108	527	23,027
Total NOI	$154,818	$178,929	$201,750	$527	$536,024

(1)	Properties owned for all of both periods ending June 30, 2007 and June 30, 2006 which represented 127,396 units.
(2)	Properties acquired after January 1, 2006.
(3)

Other includes ECH, condominium conversion overhead of $2.9 million, hurricane related property damage net of reimbursement from insurance companies and other corporate operations. Also reflects the $7.1 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended June 30, 2007 and 2006, respectively (amounts in thousands):

	Quarter Ended June 30, 2007
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$124,134	$157,125	$166,221	$—	$447,480
Non-same store/other (2) (3)	23,007	30,573	17,040	11,210	81,830
Total rental income	147,141	187,698	183,261	11,210	529,310

Operating expenses:
Same store (1)	46,026	64,129	56,071	—	166,226
Non-same store/other (2) (3)	10,583	12,546	6,713	18,328	48,170
Total operating expenses	56,609	76,675	62,784	18,328	214,396

NOI:
Same store (1)	78,108	92,996	110,150	—	281,254
Non-same store/other (2) (3)	12,424	18,027	10,327	(7,118)	33,660
Total NOI	$90,532	$111,023	$120,477	$(7,118)	$314,914

(1)	Properties owned for all of both periods ending June 30, 2007 and June 30, 2006 which represented 130,175 units.
(2)	Properties acquired after April 1, 2006.
(3)

Other includes ECH, development, condominium conversion overhead of $1.2 million and other corporate operations.  Also reflects the $4.4 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Quarter Ended June 30, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$119,274	$151,842	$157,716	$—	$428,832
Non-same store/other (2) (3)	15,283	11,403	2,816	6,879	36,381
Total rental income	134,557	163,245	160,532	6,879	465,213

Operating expenses:
Same store (1)	44,238	62,611	55,229	—	162,078
Non-same store/other (2) (3)	7,048	4,910	1,278	13,718	26,954
Total operating expenses	51,286	67,521	56,507	13,718	189,032

NOI:
Same store (1)	75,036	89,231	102,487	—	266,754
Non-same store/other (2) (3)	8,235	6,493	1,538	(6,839)	9,427
Total NOI	$83,271	$95,724	$104,025	$(6,839)	$276,181

(1)	Properties owned for all of both periods ending June 30, 2007 and June 30, 2006 which represented 130,175 units.
(2)	Properties acquired after April 1, 2006.
(3)

Other includes ECH, condominium conversion overhead of $1.2 million, hurricane related property damage net of reimbursement from insurance companies and other corporate operations.  Also reflects the $3.7 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

Note:  Markets included in the above geographic segments are as follows:

(a)                          Northeast — New England (excl Boston), Boston, New York Metro, DC Northern Virginia, Suburban Maryland, Chicago, Milwaukee and Minneapolis/St. Paul.

(b)                         South — Charlotte, Raleigh/Durham, Atlanta, Jacksonville, Orlando, Tampa/Ft. Myers, South Florida, Nashville, Tulsa, Austin, Houston, Dallas/Ft. Worth, Albuquerque and Phoenix.

(c)                          West — Seattle/Tacoma, Portland, Central Valley, San Francisco Bay Area, Inland Empire, Los Angeles, Orange County, San Diego and Denver.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2007 and 2006, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006

Rental income	$1,037,668	$910,242	$529,310	$465,213
Property and maintenance expense	(273,801)	(238,594)	(136,682)	(120,823)
Real estate taxes and insurance expense	(112,017)	(88,963)	(55,302)	(45,132)
Property management expense	(47,254)	(46,661)	(22,412)	(23,077)
Total operating expenses	(433,072)	(374,218)	(214,396)	(189,032)
Net operating income	$604,596	$536,024	$314,914	$276,181

16.                               Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2007 and through August 1, 2007, the Operating Partnership:

•                  Acquired three residential properties consisting of 830 units and two land parcels for $196.9 million;

•                  Sold six residential properties consisting of 2,363 units for $381.5 million (excluding condominium units);

•                  Repaid $26.9 million of mortgage loans;

•                  Repaid $50.0 million of 6.9% fixed rate public notes at maturity;

•                  Obtained $338.0 million in mortgage debt; and

•      Redeemed its $175.0 million Series D Preference Units (see Note 3).

Subsequent to June 30, 2007 and through August 3, 2007, the Company repurchased 2,739,000 Common Shares at an average price of $42.12 per share for total consideration of $115.4 million, leaving $220.5 million remaining available for share repurchases.  Concurrently with these transactions, the Operating Partnership repurchased 2,739,000 OP Units previously issued to EQR.

Other

The Operating Partnership incurred impairment losses of approximately $0.4 million and $1.2 million (including discontinued operations) for the six months ended June 30, 2007 and 2006, respectively, as a result of the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

The Operating Partnership recorded a reduction to general and administrative expense of approximately $1.7 million during the six months ended June 30, 2007 due to the successful resolution of a certain lawsuit in Florida, resulting in the reversal of the majority of a previously established litigation reserve.  The Operating Partnership had previously recorded a reduction to general and administrative expenses of approximately $2.8 million during the six months ended June 30, 2006 due to the recovery of insurance proceeds related to the same lawsuit.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the six months ended June 30, 2007.  In summary, we:

•                  Acquired $1.2 billion of properties consisting of 28 properties and 6,209 units and $65.5 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $790.6 million of properties consisting of 37 properties and 10,018 units, $40.7 million of land parcels and 383 condominium units for $103.1 million.

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

Properties that the Operating Partnership owned for all of both of the six months ended June 30, 2007 and 2006 (the “Six-Month 2007 Same Store Properties”), which represented 127,396 units, and properties that the Operating Partnership owned for all of both of the quarters ended June 30, 2007 and 2006 (the “Second Quarter 2007 Same Store Properties”), which represented 130,175 units, impacted the Operating Partnership’s results of operations.  Both the Six-Month 2007 Same Store Properties and the Second Quarter 2007 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the six months and quarters ended June 30, 2007 and 2006.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

For the six months ended June 30, 2007, income from continuing operations decreased by approximately $0.6 million when compared to the six months ended June 30, 2006.  The decrease in continuing operations is discussed below.

Revenues from the Six-Month 2007 Same Store Properties increased $39.7 million primarily as a result of higher rental rates charged to residents.  Expenses from the Six-Month 2007 Same Store Properties increased $12.2 million primarily due to higher payroll, building/maintenance and real estate taxes.  The following tables provide comparative same store results and statistics for the Six-Month 2007 Same Store Properties:

June YTD 2007 vs. June YTD 2006

YTD over YTD Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) — 127,396 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover

YTD 2007	$869,998	$329,496	$540,502	$1,202	94.8%	(30.0)%
YTD 2006	$830,284	$317,287	$512,997	$1,149	94.7%	(30.6)%
Change	$39,714	$12,209	$27,505	$53	0.1%	0.6%
Change	4.8%	3.8%	5.4%	4.6%

(1)           Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2007 Same Store Properties:

	Six Months Ended June 30,
	2007	2006
	(Amounts in thousands)

Operating income	$278,834	$255,639
Adjustments:
Non-same store operating results	(64,094)	(23,027)
Fee and asset management revenue	(4,703)	(4,807)
Fee and asset management expense	4,504	4,326
Depreciation	304,052	257,683
General and administrative	21,515	22,378
Impairment	394	805

Same store NOI	$540,502	$512,997

For properties that the Operating Partnership acquired prior to January 1, 2006 and expects to continue to own through December 31, 2007, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2007:

2007 Same Store Assumptions
Physical Occupancy	95.0%
Revenue Change	3.75% to 4.25%
Expense Change	2.50% to 3.00%
NOI Change	4.50% to 5.25%

These 2007 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $41.1 million and consist primarily of properties acquired in calendar years 2007 and 2006 as well as our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses decreased $0.3 million primarily as a result of lower income earned from our military housing at Ft. Lewis.  As of June 30, 2007 and 2006, the Operating Partnership managed 15,086 and 14,784 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $0.6 million or 1.3%.  This increase is primarily attributable to higher overall payroll-related costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $46.4 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased $0.9 million primarily as a result of a decrease of $1.4 million in performance share expenses and $1.0 million in lower state and franchise taxes, partially offset by $1.2 million less expense recovery related to a certain lawsuit in Florida (see Note 16).  The Operating Partnership anticipates that general and administrative expenses will approximate $46.0 million to $49.0 million for the year ending December 31, 2007. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased $0.4 million primarily as a result of fewer write-offs for development properties during the six months ended June 30, 2007.

Interest and other income from continuing operations increased $2.0 million primarily as a result of interest earned on 1031 exchange and earnest money deposits and other short term investments.  The Operating Partnership anticipates that interest and other income will approximate $20.0 million to $25.0 million for the year ending December 31, 2007.  The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $31.0 million primarily as a result of higher overall debt levels outstanding due to the Company’s share repurchase activity as well as the timing of acquisitions and dispositions, partially offset by lower overall effective interest rates.  During the six months ended June 30, 2007, the Operating Partnership capitalized interest costs related to development activity of approximately $17.9 million as compared to $7.8 million for the six months ended June 30, 2006.  The effective interest cost on all indebtedness for the six months ended June 30, 2007 was 6.02% as compared to 6.19% for the six months ended June 30, 2006.  The Operating Partnership anticipates that interest expense (including discontinued operations) will approximate $495.0 million to $510.0 million for the year ending December 31, 2007. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities was consistent between the periods under comparison.

Net gain on sales of unconsolidated entities decreased $0.4 million between the periods under comparison as the Operating Partnership recognized a gain on two unconsolidated properties sold in 2006 as compared to no sales in 2007.

Net gain on sales of land parcels increased $4.3 million primarily as a result of the sale of one vacant land parcel during the six months ended June 30, 2007.

Discontinued operations, net decreased approximately $140.9 million between the periods under comparison.  This decrease is primarily due to the mix of properties sold during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2007 to the quarter ended June 30, 2006

For the quarter ended June 30, 2007, income from continuing operations increased by approximately $0.2 million when compared to the quarter ended June 30, 2006.  The increase in continuing operations is discussed below.

Revenues from the Second Quarter 2007 Same Store Properties increased $18.6 million primarily as a result of higher rental rates charged to residents.  Expenses from the Second Quarter 2007 Same Store Properties increased $4.1 million primarily due to higher payroll, utilities and real estate taxes.  The following tables provide comparative same store results and statistics for the Second Quarter 2007 Same Store Properties:

Second Quarter 2007 vs. Second Quarter 2006

Quarter over Quarter Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) — 130,175 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2007	$447,480	$166,226	$281,254	$1,210	94.8%	(16.5%)
Q2 2006	$428,832	$162,078	$266,754	$1,162	94.7%	(16.6%)
Change	$18,648	$4,148	$14,500	$48	0.1%	0.1%
Change	4.3%	2.6%	5.4%	4.1%

(1)             Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2007 Same Store Properties:

	Quarter Ended June 30,
	2007	2006
	(Amounts in thousands)

Operating income	$148,448	$133,995
Adjustments:
Non-same store operating results	(33,660)	(9,427)
Fee and asset management revenue	(2,436)	(2,320)
Fee and asset management expense	2,163	2,158
Depreciation	155,032	132,771
General and administrative	11,549	9,338
Impairment	158	239
Same store NOI	$281,254	$266,754

Non-same store operating results increased $24.2 million and consist primarily of properties acquired in calendar years 2007 and 2006 as well as our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, was consistent between the periods under comparison.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies.  These expenses decreased by approximately $0.7 million or 2.9%.  This decrease is primarily attributable to the expiration of third party management contracts and lower marketing/training costs, partially offset by higher overall payroll-related costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $22.3 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased $2.2 million primarily as a result of a $2.8 million reimbursement of prior year legal defense costs related to a certain lawsuit in Florida (See Note 16).

Impairment from continuing operations decreased $81,000 primarily as a result of fewer write-offs for development properties during the quarter ended June 30, 2007.

Interest and other income from continuing operations increased $1.9 million primarily as a result of interest earned on 1031 exchange and earnest money deposits and other short term investments.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $20.8 million primarily as a result of higher overall debt levels outstanding due to the Company’s share repurchase activity as well as the timing of acquisitions and dispositions, partially offset by lower overall effective interest rates.  During the quarter ended June 30, 2007, the Operating Partnership capitalized interest costs related to development activity of approximately $10.0 million as compared to $3.8 million for the quarter ended June 30, 2006.  The effective interest cost on all indebtedness for the quarter ended June 30, 2007 was 6.10% as compared to 6.14% for the quarter ended June 30, 2006.

Loss from investments in unconsolidated entities was consistent between the periods under comparison.

Net gain on sales of unconsolidated entities was consistent between the periods under comparison.

Net gain on sales of land parcels increased $4.3 million primarily as a result of the sale of one vacant land parcel during the quarter ended June 30, 2007.

Discontinued operations, net increased approximately $129.5 million between the periods under comparison.  This increase is primarily due to an increase in the number of properties sold and the mix of those properties sold during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2007, the Operating Partnership had approximately $260.3 million of cash and cash equivalents and $470.7 million available under its revolving credit facilities (net of $69.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at June 30, 2007 was approximately $66.3 million and the amount available on the Operating Partnership’s revolving credit facilities was $649.4 million (net of $70.6 million which was restricted/dedicated to support letters of credit and not available for borrowing).  Effective February 28, 2007, the Operating Partnership increased its capacity on its revolving credit facility to $1.5 billion.  See Note 10 for further discussion.

During the six months ended June 30, 2007, the Operating Partnership generated proceeds from various transactions, which included the following:

•                  Disposed of 41 properties, various individual condominium units and one land parcel, receiving net proceeds of approximately $839.1 million;

•                  Obtained $346.1 million in net proceeds from the issuance of $350.0 million of five year 5.50% fixed rate public notes;

•                  Obtained $640.6 million in net proceeds from the issuance of $650.0 million of ten year 5.75% fixed rate public notes and terminated five forward starting swaps designated to hedge the note issuance, receiving net proceeds of $2.4 million;

•                  Obtained $262.0 million in new mortgage financing; and

•                  Issued approximately 0.4 million OP Units and received net proceeds of $14.3 million.

During the six months ended June 30, 2007, the above proceeds were primarily utilized to:

•                  Invest $195.4 million primarily in development projects;

•                  Acquire 28 properties and five land parcels, utilizing cash of $1.1 billion;

•      Repurchase 18.5 million OP Units, utilizing cash of $837.3 million (see Note 3);

•                  Repay $322.6 million of mortgage loans; and

•                  Repay $50.0 million of fixed rate public notes.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  On April 27, 2007, the Board of Trustees approved an increase of $200.1 million to the Company’s authorized share repurchase program.  On May 24, 2007, the Board of Trustees approved an additional $500.0 million share repurchase program.  As of June 30, 2007 and after giving effect to the above increases, the Company had $335.8 million remaining available for share repurchases.  EQR repurchased $866.0 million (18,460,206 shares at an average price per share of $46.91) of its Common Shares during the six months ended June 30, 2007.  Concurrent with these transactions, the Operating Partnership repurchased and retired 18,460,206 OP Units previously issued to EQR.  See Notes 3 and 16 for further discussion.

The Operating Partnership’s total debt summary and debt maturity schedules as of June 30, 2007, are as follows:

Debt Summary as of June 30, 2007

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,188,395	34.2%	5.73%	7.4
Unsecured	6,143,139	65.8%	5.65%	6.7
Total	$9,331,534	100.0%	5.68%	6.9

Fixed Rate Debt:
Secured — Conventional	$2,135,082	22.9%	6.13%	4.2
Unsecured — Public/Private	5,106,127	54.7%	5.64%	6.8
Unsecured — Tax Exempt	111,390	1.2%	5.06%	21.8
Fixed Rate Debt	7,352,599	78.8%	5.79%	6.3

Floating Rate Debt:
Secured — Conventional	435,516	4.7%	7.13%	6.0
Secured — Tax Exempt	617,797	6.6%	3.20%	20.2
Unsecured — Public	145,622	1.5%	6.60%	1.9
Unsecured — Revolving Credit Facility	780,000	8.4%	5.65%	4.7
Floating Rate Debt	1,978,935	21.2%	5.33%	9.4
Total	$9,331,534	100.0%	5.68%	6.9

(1)             Net of the effect of any derivative instruments.  Weighted average rates are for the six months ended June 30, 2007.

Note:  The Operating Partnership capitalized interest of approximately $17.9 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively.  The Operating Partnership capitalized interest of approximately $10.0 million and $3.8 million for the quarters ended June 30, 2007 and 2006, respectively.

Debt Maturity Schedule as of June 30, 2007

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2007	$156,908	$40,946	$197,854	2.1%	6.11%	6.30%
2008	470,272	136,471	606,743	6.5%	6.65%	6.56%
2009	457,504	386,711	844,215	9.0%	6.35%	5.37%
2010	279,484	1,654	281,138	3.0%	7.05%	7.05%
2011 (2)	1,475,336	24,150	1,499,486	16.1%	5.55%	5.52%
2012 (3)	890,335	780,000	1,670,335	17.9%	6.09%	5.87%
2013	565,655	—	565,655	6.1%	5.93%	5.93%
2014	504,708	—	504,708	5.4%	5.27%	5.27%
2015	355,491	—	355,491	3.8%	6.41%	6.41%
2016	1,089,241	—	1,089,241	11.7%	5.32%	5.32%
2017+	1,107,665	609,003	1,716,668	18.4%	6.14%	5.66%
Total	$7,352,599	$1,978,935	$9,331,534	100.0%	5.91%	5.75%

(1)             Net of the effect of any derivative instruments.  Weighted average rates are as of June 30, 2007.

(2)             Includes $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026.  The notes are callable by the Operating Partnership on or after August 18, 2011.  The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)             Includes $780.0 million outstanding on the Operating Partnership’s $1.5 billion unsecured revolving credit facility, which matures on February 28, 2012.

The following table provides a summary of the Operating Partnership’s unsecured debt as of June 30, 2007:

Unsecured Debt Summary as of June 30, 2007

(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance

Fixed Rate Notes:
	6.900%	08/01/07		$50,000	$(2)	$49,998
	7.540%	09/01/07	(1)	4,286	—	4,286
	4.861%	11/30/07		50,000	—	50,000
	7.500%	08/15/08	(1)	130,000	—	130,000
	4.750%	06/15/09	(2)	300,000	(537)	299,463
	6.950%	03/02/11		300,000	3,254	303,254
	6.625%	03/15/12		400,000	(1,382)	398,618
	5.500%	10/01/12		350,000	(1,812)	348,188
	5.200%	04/01/13		400,000	(681)	399,319
	5.250%	09/15/14		500,000	(443)	499,557
	6.584%	04/13/15		300,000	(865)	299,135
	5.125%	03/15/16		500,000	(466)	499,534
	5.375%	08/01/16		400,000	(1,685)	398,315
	5.750%	06/15/17		650,000	(5,086)	644,914
	7.125%	10/15/17		150,000	(668)	149,332
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(3)	650,000	(7,786)	642,214
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
				5,124,286	(18,159)	5,106,127
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790
				111,390	—	111,390

Floating Rate Notes:
		06/15/09	(2)	150,000	—	150,000
FAS 133 Adjustments - net			(2)	(4,378)	—	(4,378)
				145,622	—	145,622

Revolving Credit Facility:		02/28/12	(4)	780,000	—	780,000
Total Unsecured Debt				$6,161,298	$(18,159)	$6,143,139

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

As of August 1, 2007, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2007 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of June 30, 2007

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,188,395	34.2%
Unsecured Debt		5,363,139	57.5%
Revolving Credit Facility		780,000	8.3%
Total Debt		9,331,534	100.0%	40.1%

OP Units	296,174,990
OP Unit Equivalents (see below)	491,520
Total outstanding at quarter-end	296,666,510
EQR Common Share Price at June 30, 2007	$45.63
		13,536,893	97.3%
Perpetual Preference Units (see below)		375,000	2.7%
Total Equity		13,911,893	100.0%	59.9%

Total Market Capitalization		$23,243,427	100.0%

Convertible Preference Units as of June 30, 2007

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	401,716	$10,043	$1.75	$703		1.1128	447,030
7.00% Series H	6/30/98	25,534	638	1.75	45		1.4480	36,973
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units		434,617	$10,865		$763	7.02%		491,520

Perpetual Preference Units as of June 30, 2007

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.60% Series D (1)	7/15/07	700,000	$175,000	$21.50	$15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		2,300,000	$375,000		$28,915	7.71%

(1)             The Operating Partnership redeemed its Series D Preference Units on July 16, 2007 at its liquidation value of $175.0 million.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $18.1 billion in investment in real estate on the Operating Partnership’s balance sheet at June 30, 2007, $12.5 billion or 69.0%, was unencumbered.

The Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are A-, Baa1 and A-, respectively.  EQR’s preferred equity ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.5 billion which matures in February 2012.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of August 1, 2007, $945.0 million was outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2007.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property.  We track improvements to real estate in two major categories and several subcategories:

•             Replacements (inside the unit).  These include:

o                 flooring such as carpets, hardwood, vinyl, linoleum or tile;

o                 appliances;

o                 mechanical equipment such as individual furnace/air units, hot water heaters, etc;

o                 furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and

o                 blinds/shades.

All replacements are depreciated over a five-year estimated useful life.  We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

•             Building improvements (outside the unit).  These include:

o                 roof replacement and major repairs;

o                 paving or major resurfacing of parking lots, curbs and sidewalks;

o                 amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;

o                 major building mechanical equipment systems;

o                 interior and exterior structural repair and exterior painting and siding;

o                 major landscaping and grounds improvement; and

o                 vehicles and office and maintenance equipment.

All building improvements are depreciated over a five to ten-year estimated useful life.  We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.

For the six months ended June 30, 2007, our actual improvements to real estate totaled approximately $117.8 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Six Months Ended June 30,  2007

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	114,823	$19,495	$170	$37,141	$323	$56,636	$493
New Acquisition Properties (3)	25,909	4,096	172	27,987	1,176	32,083	1,348
Other (4)	7,333	9,486		19,640		29,126
Total	148,065	$33,077		$84,768		$117,845

(1)             Total units exclude 10,846 unconsolidated units and 3,621 military housing (fee managed) units.

(2)             Wholly Owned Properties acquired prior to January 1, 2005.

(3)             Wholly Owned Properties acquired during 2005, 2006 and 2007.  Per unit amounts are based on a weighted average of 23,807 units.

(4)             Includes properties either partially owned or sold during the period, commercial space, corporate housing, condominium conversions and $9.8 million included in building improvements spent on fifteen specific assets related to major renovations and repositioning of these assets.

The Operating Partnership expects to fund approximately $58.2 million for capital expenditures for replacements and building improvements for all established properties for the remainder of 2007.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the six months ended June 30, 2007, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $4.2 million.  The Operating Partnership expects to fund approximately $3.0 million in total additions to non-real estate property for the remainder of 2007.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2007.

Other

Total distributions paid in July 2007 amounted to $146.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2007.

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

As of June 30, 2007, the Operating Partnership has nine projects totaling 3,026 units in various stages of development with estimated completion dates ranging through September 30, 2009.  See Note 14 in the Notes to Consolidated Financial Statements for additional discussion.

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

Funds From Operations

For the six months ended June 30, 2007, Funds From Operations (“FFO”) available to OP Units decreased by $8.8 million or 2.4%, as compared to the six months ended June 30, 2006.

For the quarter ended June 30, 2007, FFO available to OP Units decreased $7.4 million, or 3.8%, as compared to the quarter ended June 30, 2006.

The following is a reconciliation of net income to FFO available to OP Units for the six months and quarters ended June 30, 2007 and 2006:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006
Net income	$435,177	$576,710	$300,831	$171,162
Adjustments:
Depreciation	304,052	257,683	155,032	132,771
Depreciation — Non-real estate additions	(4,173)	(3,682)	(2,138)	(1,886)
Depreciation — Partially Owned and Unconsolidated Properties	2,081	2,563	1,138	1,013
Net gain on sales of unconsolidated entities	—	(352)	—	(23)
Discontinued operations:
Depreciation	7,689	39,670	2,035	17,859
Net (gain) on sales of discontinued operations	(385,323)	(502,297)	(273,556)	(129,796)
Net incremental gain on sales of condominium units	13,594	18,553	8,902	11,426
Provision for income taxes — Non-condo sales	(187)	—	—	—

FFO (1) (2)	372,910	388,848	192,244	202,526
Preferred distributions	(15,274)	(21,724)	(7,627)	(10,530)
Premium on redemption of Preference Interests	—	(683)	—	(9)
FFO available to OP Units (1) (2)	$357,636	$366,441	$184,617	$191,987

(1)  The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property. FFO available to OP Units is calculated on a basis consistent with net income available to OP Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preference units/interests in accordance with accounting principles generally accepted in the United States.

(2)  The Operating Partnership believes that FFO and FFO available to OP Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation

(which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to OP Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  FFO and FFO available to OP Units do not represent net income, net income available to OP Units or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO and FFO available to OP Units should not be exclusively considered as alternatives to net income, net income available to OP Units or net cash flows from operating activities as determined by GAAP or as measures of liquidity.  The Operating Partnership’s calculation of FFO and FFO available to OP Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2007, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership.  Accordingly, the Operating Partnership is defending the suit vigorously.  Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at June 30, 2007.  While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, will have a material adverse effect on the Operating Partnership.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  OP Units Repurchased in the Quarter Ended June 30, 2007

The Operating Partnership repurchased the following OP Units during the quarter ended June 30, 2007:

Period	Total Number of OP Units Purchased (1)	Average Price Paid Per Unit (1)	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (1)

May 2007	8,297,552	$46.30	8,297,552	$615,841,198
June 2007	6,022,400	$46.49	6,022,400	$335,849,333
Second Quarter 2007	14,319,952	$46.38	14,319,952

(1)   The OP Units repurchased during the quarter ended June 30, 2007 represent OP Units redeemed in response to repurchases of Common Shares under the Company’s publicly announced share repurchase program approved by its Board of Trustees.  Of the total shares repurchased, 1,052 shares were repurchased at an average price of $50.75 per share to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 14,318,900 shares were repurchased in the open market at an average price of $46.38 per share.  As of June 30, 2007, transactions to repurchase 627,300 of the 14,319,952 Common Shares had not yet settled.  On April 27, 2007, the Board of Trustees approved an increase of $200.1 million to the Company’s authorized share repurchase program.  On May 24, 2007, the Board of Trustees approved an additional $500.0 million share repurchase program.  Considering the above additional authorizations and the repurchase activity for the quarter, the Company has $335.8 million remaining available for share repurchases as of June 30, 2007.

Item 6.    Exhibits — See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERHIP
BY: EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date: August 7, 2007	By:	/s/ Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date: August 7, 2007	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location
10.1	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007.

10.2	Sixth Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007.

10.3

Revolving Credit Agreement dated as of May 7, 2007 between ERP Operating Limited Partnership and Bank of America, N.A., as administrative agent and a lender, JPMorgan Chase Bank, N.A., as syndication agent and a lender, and Deutsche Bank AG, New York Branch, as documentation agent and a lender (the “Credit Agreement”).

Included as Exhibit 10.1 to the Company’s Form 8-K dated May 7, 2007, filed on May 10, 2007.

10.4	Guaranty of Payment made as of May 7, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement.	Included as Exhibit 10.2 to the Company’s Form 8-K dated May 7, 2007, filed on May 10, 2007.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of Registrant’s General Partner.	Attached herein.