Form 10-K
period 2007-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2008-02-27
CIK 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24920

ERP OPERATING LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Illinois	36-3894853
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 474-1300
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

7.57% Notes due August 15, 2026	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information to be contained in Equity Residential’s definitive proxy statement, which Equity Residential anticipates will be filed no later than April 17, 2008.  Equity Residential is the general partner and 93.6% owner of ERP Operating Limited Partnership.

ERP OPERATING LIMITED PARTNERSHIP

Item 1.  Business

General

                ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential business of Equity Residential (“EQR”).  EQR, a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets.  EQR has elected to be taxed as a REIT.

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

EQR is the general partner of, and as of December 31, 2007 owned an approximate 93.6% ownership interest in, ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it.  References to the “Company” mean EQR and the Operating Partnership.

                As of December 31, 2007, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 579 properties in 24 states and the District of Columbia consisting of 152,821 units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	507	133,189
Partially Owned Properties:
Consolidated	27	5,455
Unconsolidated	44	10,446
Military Housing (Fee Managed)	1	3,731
	579	152,821

As of February 6, 2008, the Company has approximately 4,800 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

•                  Engaging, retaining, and attracting the best employees by providing them with the education, resources and opportunities to succeed; and

•                  Sharing resources, customers and best practices in property management and across the enterprise.

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

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition and development strategies and at times to fund EQR’s share repurchase activities.  In addition, when feasible, the Operating Partnership may structure these transactions as tax-deferred exchanges.

Debt and Equity Activity

                Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s Capital Structure chart as of December 31, 2007.

Debt and Equity Offerings for the Years Ended December 31, 2007, 2006 and 2005

During 2007:

•                  The Operating Partnership issued $350.0 million of five-year 5.50% fixed rate notes (the “October 2012 Notes”) in a public debt offering in May/June 2007.  The October 2012 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The October 2012 Notes are due October 1, 2012 with interest payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008.  The Operating Partnership received net proceeds of approximately $346.1 million in connection with this issuance.

•                  The Operating Partnership issued $650.0 million of ten-year 5.75% fixed rate notes (the “June 2017 Notes”) in a public debt offering in May/June 2007.  The June 2017 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The June 2017 Notes are due June 15, 2017 with interest payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008.  The Operating Partnership received net proceeds of approximately $640.6 million in connection with this issuance.

•                  The Operating Partnership obtained a three-year (subject to two one-year extension options) $500.0 million senior unsecured credit facility (term loan) which generally pays a variable interest rate of LIBOR plus a spread dependent upon the current credit rating on the Operating Partnership’s long-term unsecured debt.  The Operating Partnership paid $1.1 million in upfront costs, which will be deferred and amortized over the three-year term.  EQR has guaranteed the Operating Partnership’s term loan facility up to the maximum amount and for the full term of the facility.

•                  EQR issued 1,040,765 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $28.8 million.

•                  EQR issued 189,071 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $7.2 million.

•                  EQR repurchased and retired 27,484,346 of its Common Shares at an average price of $44.62 per share for total consideration of $1.2 billion.  See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

During 2005:

•                  The Operating Partnership issued $500.0 million of ten and one-half year 5.125% unsecured fixed rate notes (the “March 2016 Notes”) in a public debt offering in September 2005.  The March 2016 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2016 Notes are due March 15, 2016 with interest payable semiannually in arrears on March 15 and September 15, commencing March 15, 2006.  The Operating Partnership received net proceeds of approximately $469.2 million in connection with this issuance.

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

                As of February 27, 2008, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount).  As of February 27, 2008, $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

Credit Facilities

                The Operating Partnership has an unsecured revolving credit facility with potential borrowings of up to $1.5 billion maturing on February 28, 2012, with the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating

Partnership’s credit facility up to the maximum amount and for the full term of the facility.

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

                On July 6, 2006, the Operating Partnership obtained a one-year $500.0 million unsecured revolving credit facility maturing on July 6, 2007.  Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating.  EQR guaranteed this credit facility up to the maximum amount and for its full term.  This credit facility was repaid in full and terminated on October 13, 2006.

As of December 31, 2007 and December 31, 2006, $139.0 million and $460.0 million, respectively, was outstanding and $80.8 million and $69.3 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facilities.  During the years ended December 31, 2007 and 2006, the weighted average interest rates under the credit facilities were 5.68% and 5.40%, respectively.

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

                The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our preference interests (“Interests”) of a subsidiary of ERP Operating Limited Partnership; preference units (“Units”); or units of limited partnership interest (“OP Units”) of ERP Operating Limited Partnership.  In this section, we refer to the Interests, Units and the OP Units together as our “securities” and the investors who own Interests, Units and/or OP Units as our “security holders”.

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

                Environmental Problems Are Possible and Can Be Costly

                Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property.  The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination.  These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants.  Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred.  In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

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

                Insurance Policy Deductibles and Exclusions

                In order to partially mitigate the substantial increase in insurance costs in recent years, management has gradually increased deductible and self-insured retention amounts.  As of December 31, 2007, the Operating Partnership’s property insurance policy provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 85% of any excess losses being covered by insurance.  Any earthquake and named windstorm losses are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention.  The Operating Partnership’s general liability and worker’s compensation policies at December 31, 2007 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively.  These higher deductible and self-insured retention amounts do expose the Operating Partnership to greater potential uninsured losses, but management believes the savings in insurance premium expense justifies this potential increased exposure over the long-term.

                As a result of the terrorist attacks of September 11, 2001, property insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies.  As of December 31, 2007, the Operating Partnership was insured for $500.0 million in terrorism insurance coverage, with a $100,000 deductible.  This coverage excludes losses from nuclear, biological and chemical attacks.  In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.  The Operating Partnership believes, however, that the number and geographic diversity of its portfolio and its terrorism insurance coverage help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preference Interests and Units Could Adversely Affect Our Performance

                General

                Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s total debt and unsecured debt summaries as of December 31, 2007.

                In addition to debt, we have $209.8 million of combined liquidation value of outstanding preference interests and units, with a weighted average dividend preference of 6.94% per annum, as of December 31, 2007.  Our use of debt and preferred equity financing creates certain risks, including the following:

Disruptions in the Financial Markets Could Adversely Affect Our Ability to Obtain Debt Financing and Impact our Acquisitions and Dispositions

                The United States credit markets could experience significant dislocations and liquidity disruptions which could cause the spreads on prospective debt financings to widen considerably and make it harder for borrowers to borrow money.  These circumstances could materially impact liquidity in the debt markets, make financing terms for us less attractive, and result in the unavailability of certain types of debt financing.  For example, the Operating Partnership has debt obligations where the interest rates reset weekly (floating rate tax exempt bond debt).  We could be negatively impacted by disruptions in this market or in the credit market’s perception of Fannie Mae and Freddie Mac, who guaranty and provide liquidity for these bonds.  Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.  Potential disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally.

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

                Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s debt maturity schedule as of December 31, 2007.

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

                The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material debt.  Our most restrictive unsecured public debt covenants as of December 31, 2007 and 2006, respectively, are (terms are defined in the indentures):

Selected Unsecured Public Debt Covenants
	December 31, 2007	December 31, 2006
Total Debt to Adjusted Total Assets (not to exceed 60%)	50.5%	44.6%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	19.2%	17.6%

Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	2.09	2.59

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	207.4%	250.6%

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

                Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

                Our consolidated debt-to-total market capitalization ratio was 47.0% as of December 31, 2007.  Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

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

We Depend on Our Key Personnel

                We depend on the efforts of the Chairman of EQR’s Board of Trustees, Samuel Zell, and EQR’s executive officers, particularly David J. Neithercut, EQR’s President and Chief Executive Officer.  If they resign or otherwise cease to be employed by us, our operations could be temporarily adversely affected.  Mr. Zell has entered into retirement benefit and noncompetition agreements with the Company.

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

Our Success is Dependent on our General Partner’s Compliance with Federal Income Tax Requirements

                We rely to a significant extent upon on general partner, EQR, as our source of equity capital.  EQR is required to satisfy numerous technical requirements to remain qualified as a REIT for federal income tax purposes.  EQR’s failure to qualify as a REIT could have a material adverse impact upon its, and consequently our, ability to raise equity capital.  Please see the “Risk Factors – Our Success as a REIT Is Dependent on Compliance with Federal Income Tax Requirements” and “Federal Income Tax Considerations” sections of EQR’s Annual Report on Form 10-K for a discussion of these federal income tax considerations.

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

Tax Elections Regarding Distributions May Impact Future Liquidity of the Operating Partnership

Under certain circumstances, we may make a tax election to treat future distributions to shareholders as distributions in the current year.  This election, which is provided for in the REIT tax code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year.  However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2007, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 579 properties in 24 states and the District of Columbia consisting of 152,821 units.  The Operating Partnership’s properties are more fully described as follows:

Type	Properties	Units	Average Units	December 31, 2007 Occupancy
Garden	505	131,865	261	94.6%
Mid/High-Rise	73	17,225	236	93.5%
Military Housing	1	3,731	3,731	95.8%
Total	579	152,821

Resident leases are generally for twelve months in length and often require security deposits.  The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access.  Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities.  The military housing properties are defined as those properties located on military bases.

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

The following tables set forth certain information by type and state relating to the Operating Partnership’s properties (occupancy information excludes condominium conversion, development and unstabilized acquired properties) at December 31, 2007:

GARDEN-STYLE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2007 Occupancy
Arizona	43	12,216	7.99%	94.7%
California	106	26,487	17.33	93.4
Colorado	27	9,003	5.89	94.5
Connecticut	19	2,426	1.59	94.2
Florida	84	26,976	17.65	93.0
Georgia	29	8,684	5.68	93.2
Illinois	2	72	0.05	— (1)
Maine	5	672	0.44	91.0
Maryland	20	5,081	3.32	93.6
Massachusetts	36	4,947	3.24	95.2
Minnesota	1	156	0.10	96.2
Missouri	1	192	0.13	96.9
New Hampshire	1	390	0.26	94.6
New Jersey	4	1,402	0.92	93.9
New Mexico	2	369	0.24	95.1
New York	1	300	0.20	95.3
North Carolina	19	4,852	3.17	95.1
Oklahoma	3	580	0.38	95.1
Oregon	9	3,164	2.07	95.6
Rhode Island	3	654	0.43	94.9
Tennessee	2	396	0.26	97.5
Texas	30	8,304	5.43	95.4
Virginia	15	4,699	3.08	93.2
Washington	43	9,843	6.44	94.4

Total Garden-Style	505	131,865	86.29%
Average Garden-Style		261		94.6%

(1)  Illinois only contains unsold condominium units, so no occupancy information has been provided.

MID-RISE/HIGH RISE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2007 Occupancy
California	16	2,238	1.46%	95.9%
Colorado	1	339	0.22	88.7
Connecticut	1	263	0.17	94.3
Florida	3	653	0.43	92.2
Georgia	4	1,178	0.77	94.9
Massachusetts	10	2,415	1.58	96.4
Minnesota	1	163	0.11	93.2
New Jersey	5	1,366	0.89	93.6
New York	11	2,915	1.91	91.8
Texas	1	150	0.10	94.7
Virginia	7	2,855	1.87	94.0
Washington	11	2,187	1.43	92.3
Washington, D.C.	2	503	0.33	93.3

Total Mid-Rise/High-Rise	73	17,225	11.27%
Average Mid-Rise/High-Rise		236		93.5%

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,731	2.44%	95.8%

Total Military Housing	1	3,731	2.44%
Average Military Housing		3,731		95.8%

Total Residential Portfolio	579	152,821	100%

The properties currently in various stages of development at December 31, 2007 are included in the following table.

Consolidated Development Projects as of December 31, 2007

(Amounts in thousands except for project and unit amounts)

Projects	Location	No. of Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development – Wholly Owned:
West End Apartments (a.k.a.Emerson/CRP II)	Boston, MA	310	$167,953	$138,440	$138,440	$—	92%	29%	25%	Q2 2008	Q1 2009
Redmond Ridge	Redmond, WA	321	55,457	42,991	42,991	—	83%	8%	—	Q2 2008	Q3 2010
Crowntree Lakes	Orlando, FL	352	58,628	38,379	38,379	—	66%	—	—	Q4 2008	Q4 2009
Key Isle at Windemere II	Orlando, FL	165	29,058	17,372	17,372	—	58%	—	—	Q4 2008	Q1 2009
70 Greene (a.k.a. 77 Hudson)	Jersey City, NJ	480	269,958	109,147	109,147	—	42%	—	—	Q4 2009	Q1 2011
Reserve at Town Center II	Mill Creek, WA	100	23,485	5,464	5,464	—	6%	—	—	Q2 2010	Q4 2010

Projects Under Development – Wholly Owned		1,728	604,539	351,793	351,793	—

Projects Under Development – Partially Owned:
Alta Pacific (2)	Irvine, CA	132	46,416	41,143	41,143	28,260	88%	—	—	Q1 2008	Q4 2008
City Lofts	Chicago, IL	278	71,109	52,614	52,614	27,569	84%	—	—	Q3 2008	Q2 2009
Silver Spring	Silver Spring, MD	457	147,454	89,853	89,853	53,202	59%	—	—	Q4 2008	Q3 2010
303 Third Street	Cambridge, MA	531	248,307	140,832	140,832	50,981	52%	—	—	Q4 2008	Q1 2010
Montclair Metro	Montclair, NJ	163	48,730	11,398	11,398	1	16%	—	—	Q2 2009	Q1 2010
Red Road Commons	South Miami, FL	404	128,816	35,000	35,000	17,387	3%	—	—	Q1 2010	Q3 2011
111 Lawrence Street	Brooklyn, NY	492	283,968	49,769	49,769	—	1%	—	—	Q2 2010	Q3 2011

Projects Under Development – Partially Owned		2,457	974,800	420,609	420,609	177,400

Projects Under Development		4,185	1,579,339	772,402	772,402	177,400

Land Held for Development		N/A	—	396,962	396,962	218,263

Land/Projects Held for and/or Under Development		4,185	1,579,339	1,169,364	1,169,364	395,663

Completed Not Stabilized – Wholly Owned (3):
Bella Vista III	Woodland Hills, CA	264	73,336	73,190	—	—		62%	59%	Completed	Q3 2008
Highland Glen II	Westwood, MA	102	21,620	19,797	—	—		39%	33%	Completed	Q3 2008

Projects Completed Not Stabilized		366	94,956	92,987	—	—

Completed And Stabilized During the Quarter:
Mozaic (a.k.a. Union Station)	Los Angeles, CA	272	69,661	67,849	—	47,206		91%	90%	Completed	Stabilized
Vintage	Ontario, CA	300	54,722	54,722	—	33,000		94%	96%	Completed	Stabilized

Projects Completed And Stabilized During the Quarter		572	124,383	122,571	—	80,206

Total Projects		5,123	$1,798,678	$1,384,922	$1,169,364	$475,869

(1)

Total capital cost represents estimated development cost for projects under development and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)

Debt is primarily tax-exempt bonds that are entirely outstanding, with $6.7 million held in escrow by the lender and released as draw requests are made. This amount is classified as deposits – restricted in the consolidated balance sheets at December 31, 2007.

(3)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Item 3.  Legal Proceedings

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership.  Accordingly, the Operating Partnership is defending the suit vigorously.  Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December, 31, 2007.  While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

OP Unit Dividends

There is no established public market for the OP Units.

The following table sets forth, for the years indicated, the distributions paid on the Operating Partnership’s OP Units:

	Distributions
	2007	2006

Fourth Quarter Ended December 31, 2007	$0.4825	$0.4625
Third Quarter Ended September 30, 2007	$0.4625	$0.4425
Second Quarter Ended June 30, 2007	$0.4625	$0.4425
First Quarter Ended March 31, 2007	$0.4625	$0.4425

The number of record holders of OP Units and Junior Convertible Preference Units in the Operating Partnership at January 31, 2008 were 601 and 1, respectively. The number of outstanding OP Units and Junior Convertible Preference Units as of January 31, 2008 were 287,949,687 and 7,367, respectively.

OP Units Repurchased in the Quarter Ended December 31, 2007

The Operating Partnership repurchased the following OP Units during the quarter ended December 31, 2007:

Period	Total Number of OP Units Purchased (1)	Average Price Paid Per Unit (1)	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (1)

October 2007	—	$—	—	$65,045,391

November 2007	1,600,000	$38.30	1,600,000	$3,762,666

December 2007	790,000	$35.69	790,000	$475,568,955

Fourth Quarter 2007	2,390,000	$37.44	2,390,000

(1)          The OP Units repurchased during the quarter ended December 31, 2007 represent OP Units redeemed in response to repurchases of Common Shares under the Company’s publicly announced share repurchase program approved by its Board of Trustees. All shares were repurchased in the open market. As of December 31, 2007, transactions to repurchase 125,000 of the 2,390,000 Common Shares had not yet settled. On April 27, May 24, and December 3, 2007, the Board of Trustees approved an increase of $200.1 million, an additional $500.0 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program. Considering the above additional authorizations and the repurchase activity for the quarter, EQR has authorization to repurchase an additional $475.6 million of its shares as of December 31, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to EQR’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1) (2)	(b) (2)	(c) (3)
Equity compensation plans approved by shareholders	9,185,141	$32.37	14,473,789

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)	Amount shown includes 5,400 shares reserved for issuance upon exercise of outstanding options assumed by EQR as a result of mergers.
(2)

The amounts shown in columns (a) and (b) of the above table do not include 1,178,188 outstanding EQR Common Shares (all of which are restricted and subject to vesting requirements) that were granted under EQR’s Fifth Amended and Restated 1993 Share Option and Share Award Plan, as amended (the “1993 Plan”) and EQR’s 2002 Share Incentive Plan, as amended (the”2002 Plan”) and outstanding EQR Common Shares that have been purchased by employees and trustees under EQR’s ESPP.

(3)

Includes 10,392,101 EQR Common Shares that may be issued under the 2002 Plan, of which only 25% may be in the form of restricted shares, and 4,081,688 EQR Common Shares that may be sold to employees and trustees under the ESPP.

The aggregate number of securities available for issuance (inclusive of restricted shares previously granted and outstanding and shares underlying outstanding options) under the 2002 Plan equals 7.5% of EQR’s outstanding Common Shares, calculated on a fully diluted basis, determined annually on the first day of each calendar year. On January 1, 2008, this amount equaled 21,631,555, of which 10,392,101 shares were available for future issuance.

Any EQR Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

OP Units Issued in the Quarter Ended December 31, 2007

The Operating Partnership did not issue OP Units to its limited partners during the fourth quarter ended December 31, 2007.

OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR and the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. Information with respect to unregistered OP Unit sales, if any, for the first three quarters of 2007 is contained in the Operating Partnership’s quarterly reports on Form 10-Q relating to such quarters.

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

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per OP Unit and property data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA:

Total revenues from continuing operations	$2,038,084	$1,789,932	$1,495,510	$1,308,643	$1,142,985

Interest and other income	$20,176	$30,976	$68,372	$8,702	$15,553

Income from continuing operations	$97,816	$55,399	$122,091	$65,004	$72,133

Discontinued operations, net	$957,412	$1,092,705	$809,956	$459,160	$506,372

Net income	$1,055,228	$1,148,104	$932,047	$524,164	$578,505

Net income available to OP Units	$1,025,841	$1,104,340	$866,306	$449,811	$461,297

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.23	$0.04	$0.18	$(0.03)	$(0.15)
Net income available to OP Units	$3.44	$3.56	$2.83	$1.50	$1.57
Weighted average OP Units outstanding	298,392	310,452	306,579	300,683	294,523

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.23	$0.04	$0.18	$(0.03)	$(0.15)
Net income available to OP Units	$3.39	$3.50	$2.79	$1.50	$1.57
Weighted average OP Units outstanding	302,235	315,579	310,785	300,683	294,523

Distributions declared per OP Unit outstanding	$1.87	$1.79	$1.74	$1.73	$1.73

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$18,333,350	$17,235,175	$16,590,370	$14,852,621	$12,874,379
Real estate, after accumulated depreciation	$15,163,225	$14,212,695	$13,702,230	$12,252,794	$10,578,366
Total assets	$15,689,777	$15,062,219	$14,108,751	$12,656,306	$11,477,917
Total debt	$9,508,733	$8,057,656	$7,591,073	$6,459,806	$5,360,489
Minority Interests	$26,236	$26,814	$16,965	$9,557	$9,903
Partners’ capital	$5,394,328	$6,268,867	$5,800,558	$5,598,553	$5,606,467

OTHER DATA:
Total properties (at end of period)	579	617	926	939	968
Total apartment units (at end of period)	152,821	165,716	197,404	200,149	207,506

Funds from operations available to OP Units – basic (1)(2)	$723,484	$716,143	$784,625	$651,741	$640,390

Cash flow provided by (used for):
Operating activities	$793,128	$755,466	$698,531	$707,061	$744,319
Investing activities	$(200,645)	$(259,472)	$(592,201)	$(555,279)	$334,028
Financing activities	$(801,929)	$(324,545)	$(101,007)	$(117,856)	$(1,058,643)

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property. FFO available to OP Units is calculated on a basis consistent with net income available to OP Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preference units/interests in accordance with accounting principles generally accepted in the United States. See Item 7 for a reconciliation of net income to FFO and FFO available to OP Units.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership’s ability to control its subsidiaries other than entities owning interests in the Partially Owned Properties – Unconsolidated and certain other entities in which it has investments, each such subsidiary entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the years ended December 31, 2007 and December 31, 2006. In summary, we:

Year Ended December 31, 2007:

•                  Acquired $1.7 billion of apartment properties consisting of 36 properties and 8,167 units, and $212.8 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $1.9 billion of apartment properties consisting of 73 properties and 21,563 units, as well as 617 condominium units for $164.2 million and $50.0 million of land parcels.

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

The Operating Partnership’s primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less property and maintenance expense, real estate tax and insurance expense and property management expense. The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.

Properties that the Operating Partnership owned for all of both 2007 and 2006 (the “2007 Same Store Properties”), which represented 115,857 units, impacted the Operating Partnership’s results of operations. Properties that the Operating Partnership owned for all of both 2006 and 2005 (the “2006 Same Store Properties”), which represented 128,133 units, also impacted the Operating Partnership’s results of operations. Both the 2007 Same Store Properties and 2006 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the years ended December 31, 2007 and 2006. The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

For the year ended December 31, 2007, income from continuing operations increased by approximately $42.4 million when compared to the year ended December 31, 2006. The increase in continuing operations is discussed below.

Revenues from the 2007 Same Store Properties increased $67.2 million primarily as a result of higher rental rates charged to residents. Expenses from the 2007 Same Store Properties increased $12.6 million primarily due to higher payroll, building, utility costs, insurance and real estate taxes. The following tables provide comparative same store results and statistics for the 2007 Same Store Properties:

2007 vs. 2006
Year over Year Same Store Results/Statistics

$in Thousands (except for Average Rental Rate) – 115,857 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
2007	$1,643,513	$607,691	$1,035,822	$1,250	94.7%	63.3%
2006	$1,576,322	$595,074	$981,248	$1,199	94.7%	64.9%
Change	$67,191	$12,617	$54,574	$51	0.0%	(1.6)%
Change	4.3%	2.1%	5.6%	4.3%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2007 Same Store Properties.

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Operating income	$565,817	$452,956
Adjustments:
Non-same store operating results	(167,579)	(61,520)
Fee and asset management revenue	(9,183)	(9,101)
Fee and asset management expense	8,412	8,934
Depreciation	587,647	507,508
General and administrative	49,290	48,469
Impairment	1,418	34,002

Same store NOI	$1,035,822	$981,248

For properties that the Operating Partnership acquired prior to January 1, 2007 and expects to continue to own through December 31, 2008, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2008:

2008 Same Store Assumptions

Physical Occupancy	94.5%
Revenue Change	3.00% to 4.00%
Expense Change	2.50% to 3.25%
NOI Change	3.00% to 4.75%

These 2008 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $106.1 million and consist primarily of properties acquired in calendar years 2007 and 2006 as well as operations from completed development properties and our corporate housing business.

See also Note 20 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.6 million primarily as a result of an increase in property management fees from unconsolidated entities along with a decrease in asset management expenses from managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2007 and 2006, the Operating Partnership managed 14,472 units and 15,020 units, respectively, primarily for unconsolidated entities and our military housing venture at Fort Lewis.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies.  These expenses decreased by approximately $8.8 million or 9.1%.  This decrease is primarily attributable to lower overall payroll costs, various reserve adjustments for workers compensation and medical costs and lower training costs associated with the completion of a majority of the rollout of a new property management system, partially offset by higher legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $80.1 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.8 million between the periods under comparison.  This increase was primarily due to an increase in restricted share expense and severance costs associated with the resignation of two of EQR’s executives as well as less expense recovery related to a certain lawsuit in Florida (see Note 21), partially offset by a decrease in profit sharing and state and franchise taxes.  The Operating Partnership anticipates that general and administrative expenses will approximate $48.0 million to $50.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased $32.6 million primarily due to an impairment charge on goodwill of $30.0 million taken in 2006 related to the corporate housing business.  In addition, in 2006 the Operating Partnership wrote-off $2.0 million of various deferred sales costs following the decision to halt the condominium conversion and sale process at five assets.

Interest and other income from continuing operations decreased approximately $10.8 million primarily as a result of $14.7 million of forfeited deposits for various terminated transactions along with $3.7 million in proceeds from eBay’s acquisition of Rent.com received during the year ended December 31, 2006. This was partially offset by $4.1 million received in 2007 for insurance litigation settlement proceeds, a $2.7 million increase in interest earned on 1031 exchange and earnest money deposits and a $0.7 million increase in interest earned on short-term investments.  The Operating Partnership anticipates that interest and other income will approximate $5.0 million to $10.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $67.4 million primarily as a result of higher overall debt levels outstanding due to the Company’s share repurchase activity as well as the timing of acquisitions and dispositions, partially offset by lower overall effective interest rates.  During the year ended December 31, 2007, the Operating Partnership capitalized interest costs of approximately $45.1 million as compared to $20.7 million for the year ended December 31, 2006.  This capitalization of interest primarily relates to consolidated projects under development.  The effective interest cost on all indebtedness for the year ended December 31, 2007 was 5.96% as compared to 6.21% for the year ended December 31, 2006.  The Operating Partnership anticipates that interest expense (including discontinued operations) will approximate $470.0 million to $490.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities increased approximately $1.0 million between the periods under comparison.  This increase is primarily due to the sale of the Operating Partnership’s 7.075% ownership interest in Wellsford Park Highlands Corporation, an entity which owns a condominium development in Denver, Colorado and profit participation received from the sale of condominium units at a development project that was sold in 2003.

Net gain on sales of unconsolidated entities increased $2.3 million primarily as a result of a $2.6 million gain on the sale of an unconsolidated institutional joint venture property during the year ended December 31, 2007.

Net gain on sales of land parcels increased $3.6 million primarily as a result of higher net gains realized in 2007 on the sales of land parcels compared to the net gains realized in 2006.

Discontinued operations, net decreased approximately $135.3 million between the periods under comparison.  This decrease is primarily due to a significant decrease in the number of properties sold during the year ended December 31, 2007 compared to the same period in 2006, as well as the mix of properties sold in each year.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

For the year ended December 31, 2006, income from continuing operations decreased by approximately $66.7 million when compared to the year ended December 31, 2005.  The decrease in continuing operations is discussed below.

Revenues from the 2006 Same Store Properties increased $88.7 million primarily as a result of higher rental rates charged to residents.  Expenses from the 2006 Same Store Properties increased $23.9 million primarily due to higher maintenance, payroll, utility costs and real estate taxes.  The following tables provide comparative same store results and statistics for the 2006 Same Store Properties:

2006 vs. 2005 Year over Year Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 128,133 Same Store Units

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

Fee and asset management revenues, net of fee and asset management expenses decreased $1.5 million primarily as a result of lower income earned from managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2006 and 2005, the Operating Partnership managed 15,020 units and 16,269 units, respectively, primarily for unconsolidated entities and our military housing venture at Fort Lewis.

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

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $119.4 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $21.9 million between the periods under comparison.  This decrease was primarily due to lower executive compensation expense due to severance costs for several EQR executive officers incurred during the year ended December 31, 2005 and a $2.8 million reimbursement of legal expenses during the year ended December 31, 2006.

Impairment from continuing operations increased $33.4 million primarily due to an impairment charge on goodwill of $30.0 million related to the corporate housing business and $2.0 million related to the write-off of various deferred sales costs following the decision to halt the condominium conversion and sale process at five assets.

Interest and other income from continuing operations decreased by approximately $37.4 million, primarily as a result of the $57.1 million in cash received during the year ended December 31, 2005 for the Operating Partnership’s ownership interest in Rent.com, which was acquired by eBay, Inc.  This was partially offset by the $3.7 million in additional proceeds for Rent.com, an increase in interest earned on tax deferred 1031 exchange proceeds from the Lexford disposition and $14.7 million of forfeited deposits for various terminated transactions received during the year ended December 31, 2006.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $67.9 million primarily as a result of higher variable interest rates and overall debt levels outstanding.  During the year ended December 31, 2006, the Operating Partnership capitalized interest costs of approximately $20.7 million as compared to $13.7 million for the year ended December 31, 2005.  This capitalization of interest primarily relates to consolidated projects under development.  The effective interest cost on all indebtedness for the year ended December 31, 2006 was 6.21% as compared to 6.16% for the year ended December 31, 2005.

Loss from investments in unconsolidated entities increased approximately $1.1 million between the periods under comparison.  This increase is primarily the result of consolidating previously unconsolidated properties as of January 1, 2006 as the result of EITF Issue No. 04-5.

Net gain on sales of unconsolidated entities decreased $1.0 million due to increased unconsolidated sales during the year ended December 31, 2005.

Net gain on sales of land parcels decreased $27.5 million due to a large gain recorded on the sale of one land parcel during the year ended December 31, 2005.

Discontinued operations, net increased approximately $282.7 million between the periods under comparison.  This increase is primarily the result of lower real estate net book values for properties sold during the year ended December 31, 2006 as compared to the same period in 2005.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2007

As of January 1, 2007, the Operating Partnership had approximately $260.3 million of cash and cash equivalents and $470.7 million available under its revolving credit facilities (net of $69.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2007 was approximately $50.8 million and the amount available on the Operating Partnership’s revolving credit facilities was $1.3 billion (net of $80.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the year ended December 31, 2007, the Operating Partnership generated proceeds from various transactions, which included the following:

•                  Disposed of 78 properties, various individual condominium units and two land parcels, receiving net proceeds of approximately $2.0 billion;

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

•                  Obtained a three-year (subject to two one-year extension options) $500.0 million floating rate term loan at LIBOR plus a spread (currently 42.5 basis points) dependent upon the current credit rating on the Operating Partnership’s long-term unsecured debt;

•                  Obtained $827.8 million in new mortgage financing; and

•                  Issued approximately 1.2 million OP Units and received net proceeds of $35.9 million.

During the year ended December 31, 2007, the above proceeds were primarily utilized to:

•                  Invest $480.2 million primarily in development projects;

•                  Acquire 36 properties and eight land parcels, utilizing cash of $1.7 billion;

•                  Repurchase 27.5 million OP Units utilizing cash of $1.2 billion;

•                  Repay $548.0 million of mortgage loans;

•                  Repay $150.0 million of fixed rate public notes; and

•                  Redeem the Series D Preference Units at a liquidation value of $175.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  On April 27, May 24 and December 3, 2007, the Board of Trustees approved an increase of $200.1 million, an additional $500.0 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program.  As of December 31, 2007 and after giving effect to the above increases, EQR had authorization to repurchase an additional $475.6 million of its shares.  EQR repurchased $1.2 billion (27,484,346 shares at an average price per share of

$44.62) of its Common Shares during the year ended December 31, 2007.  Concurrent with these transactions, the Operating Partnership repurchased and retired 27,484,346 OP Units previously issued to EQR.  See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Operating Partnership’s total debt summary and debt maturity schedules as of December 31, 2007, are as follows:

Debt Summary as of December 31, 2007
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)

Secured	$3,605,971	37.9%	5.74%	7.6
Unsecured	5,902,762	62.1%	5.67%	6.2
Total	$9,508,733	100.0%	5.69%	6.7

Fixed Rate Debt:
Secured – Conventional	$2,475,279	26.0%	6.15%	4.8
Unsecured – Public/Private	5,002,664	52.6%	5.65%	6.5
Unsecured – Tax Exempt	111,390	1.2%	5.05%	21.3
Fixed Rate Debt	7,589,333	79.8%	5.80%	6.1

Floating Rate Debt:
Secured – Conventional	492,138	5.2%	6.26%	5.5
Secured – Tax Exempt	638,554	6.7%	3.81%	20.6
Unsecured – Public/Private	649,708	6.8%	6.15%	2.5
Unsecured – Revolving Credit Facility	139,000	1.5%	5.68%	4.1
Floating Rate Debt	1,919,400	20.2%	5.31%	9.1

Total	$9,508,733	100.0%	5.69%	6.7

(1) Net of the effect of any derivative instruments.  Weighted average rates are for the year ended December 31, 2007.

Debt Maturity Schedule as of December 31, 2007
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2008	$457,610	$83,391	$541,001	5.7%	6.65%	6.54%
2009	458,326	457,432	915,758	9.6%	6.35%	5.47%
2010 (2)	280,414	550,982	831,396	8.7%	7.04%	6.07%
2011 (3)	1,503,562	41,537	1,545,099	16.3%	5.56%	5.54%
2012 (4)	907,986	139,000	1,046,986	11.0%	6.08%	5.92%
2013	566,267	—	566,267	6.0%	5.93%	5.93%
2014	517,445	—	517,445	5.4%	5.28%	5.28%
2015	355,587	—	355,587	3.7%	6.41%	6.41%
2016	1,089,320	—	1,089,320	11.5%	5.32%	5.32%
2017	803,649	456	804,105	8.5%	6.01%	6.01%
2018+	649,167	646,602	1,295,769	13.6%	6.20%	5.38%
Total	$7,589,333	$1,919,400	$9,508,733	100.0%	5.91%	5.71%

(1)  Net of the effect of any derivative instruments.  Weighted average rates are as of December 31, 2007.

(2)  Includes the Operating Partnership’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.

(3)  Includes $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026.  The notes are callable by the Operating Partnership on or after August 18, 2011.  The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(4)  Includes $139.0 million outstanding on the Operating Partnership’s $1.5 billion unsecured revolving credit facility, which matures on February 28, 2012.

The following table provides a summary of the Operating Partnership’s unsecured debt as of December 31, 2007:

Unsecured Debt Summary as of December 31, 2007
(Amounts in thousands)

				Unamortized
	Coupon	Due	Face	Premium/	Net
	Rate	Date	Amount	(Discount)	Balance

Fixed Rate Notes:
	7.500%	08/15/08(1)	$130,000	$—	$130,000
	4.750%	06/15/09(2)	300,000	(400)	299,600
	6.950%	03/02/11	300,000	2,864	302,864
	6.625%	03/15/12	400,000	(1,236)	398,764
	5.500%	10/01/12	350,000	(1,640)	348,360
	5.200%	04/01/13	400,000	(622)	399,378
	5.250%	09/15/14	500,000	(412)	499,588
	6.584%	04/13/15	300,000	(809)	299,191
	5.125%	03/15/16	500,000	(439)	499,561
	5.375%	08/01/16	400,000	(1,592)	398,408
	5.750%	06/15/17	650,000	(4,832)	645,168
	7.125%	10/15/17	150,000	(635)	149,365
	7.570%	08/15/26	140,000	—	140,000
	3.850%	08/15/26(3)	650,000	(7,583)	642,417
Floating Rate Adjustments		(2)	(150,000)	—	(150,000)
			5,020,000	(17,336)	5,002,664
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28(1)	35,600	—	35,600
	5.200%	06/15/29(1)	75,790	—	75,790
			111,390	—	111,390
Floating Rate Notes:
		06/15/09(2)	150,000	—	150,000
FAS 133 Adjustments – net		(2)	(292)	—	(292)
Term Loan Facility		10/05/10(4)	500,000	—	500,000
			649,708	—	649,708

Revolving Credit Facility:		02/28/12(5)	139,000	—	139,000

Total Unsecured Debt			$5,920,098	$(17,336)	$5,902,762

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

(4)   Represents the Operating Partnership’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.

(5)   Represents amount outstanding on the Operating Partnership’s $1.5 billion unsecured revolving credit facility which matures on February 28, 2012.

As of February 27, 2008, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the

SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount).  As of February 27, 2008, $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2007 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units/interests; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of December 31, 2007
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,605,971	37.9%
Unsecured Debt		5,763,762	60.6%
Revolving Credit Facility		139,000	1.5%
Total Debt		9,508,733	100.0%	47.0%

OP Units	287,974,981
OP Unit Equivalents (see below)	445,752
Total outstanding at quarter-end	288,420,733
EQR Common Share Price at December 31, 2007	$36.47
		10,518,704	98.1%
Perpetual Preference Units (see below)		200,000	1.9%
Total Equity		10,718,704	100.0%	53.0%

Total Market Capitalization		$20,227,437		100.0%

Convertible Preference Units as of December 31, 2007
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	362,116	$9,053	$1.75	$634		1.1128	402,963
7.00% Series H	6/30/98	24,359	609	1.75	43		1.4480	35,272
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units		393,842	$9,846		$692	7.03%		445,752

Perpetual Preference Units as of December 31, 2007
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $18.3 billion in investment in real estate on the Operating Partnership’s balance sheet at December 31, 2007, $12.0 billion or 65.5%, was unencumbered.

The Operating Partnership’s senior debt ratings from Standard & Poors (“S&P”), Moody’s and Fitch are A-, Baal and A-, respectively.  EQR’s preferred equity ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.5 billion which matures in February 2012.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. As of February 25, 2008, $40.0 million was outstanding under this facility.

See Note 21 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2007.

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

For the year ended December 31, 2007, our actual improvements to real estate totaled approximately $252.7 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate For the Year Ended December 31, 2007

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	103,560	$37,695	$364	$77,109	$745	$114,804	$1,109
New Acquisition Properties (3)	27,696	9,433	371	66,182	2,605	75,615	2,976
Other (4)	7,388	16,398		45,858		62,256

Total	138,644	$63,526		$189,149		$252,675

(1)          Total units exclude 10,446 unconsolidated units and 3,731 military housing (fee managed) units.

(2)          Wholly Owned Properties acquired prior to January 1, 2005.

(3)          Wholly Owned Properties acquired during 2005, 2006 and 2007.  Per unit amounts are based on a weighted average of 25,406 units.

(4)          Includes properties either partially owned or sold during the period, commercial space, corporate housing, condominium conversions and $22.2 million included in building improvements spent on twenty-six specific assets related to major renovations and repositioning of these assets.

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

The Operating Partnership expects to fund approximately $104.0 million for capital expenditures for replacements and building improvements for all established properties, exclusive of condominium conversion properties, in 2008.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the year ended December 31, 2007, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $7.7 million.  The Operating Partnership expects to fund approximately $3.7 million in total additions to non-real estate property in 2008.

Improvements to real estate and additions to non-real estate property are generally funded from net cash provided by operating activities.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2007.

Other

Total distributions paid in January 2008 amounted to $141.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

The Operating Partnership has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting.  Management does not believe these investments have a materially different impact upon the Operating Partnership’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities.  During 2000 and 2001, the Operating Partnership entered into institutional ventures with an unaffiliated partner.  At the respective closing dates, the Operating Partnership sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures.  The Operating Partnership’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Operating Partnership.  The Operating Partnership’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the sale of one of these properties containing 400 units.

As of December 31, 2007, the Operating Partnership has 13 projects totaling 4,185 units in various stages of development with estimated completion dates ranging through June 30, 2010.  The development agreements currently in place are discussed in detail in Note 18 of the Operating Partnership’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in partially owned entities.

The following table summarizes the Operating Partnership’s contractual obligations for the next five years and thereafter as of December 31, 2007:

Payments Due by Year (in thousands)
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Debt (a)	$541,001	$915,758	$831,396	$1,545,099	$1,046,986	$4,628,493	$9,508,733
Operating Leases:
Minimum Rent Payments (b)	6,491	5,733	5,154	3,356	987	59,259	80,980
Other Long-Term Liabilities:
Deferred Compensation (c)	813	1,454	1,454	2,058	2,058	12,810	20,647
Total	$548,305	$922,945	$838,004	$1,550,513	$1,050,031	$4,700,562	$9,610,360

(a)

Amounts include aggregate principal payments only.  The Operating Partnership paid $502,807, $465,388 and $397,886 for interest on debt, inclusive of derivative instruments, for the years ended December 31, 2007, 2006 and 2005, respectively.

(b)	Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on ground leases for two properties.
(c)	Estimated payments to EQR’s Chairman, two former CEO’s and its former chief operating officer based on planned retirement dates.

Critical Accounting Policies and Estimates

The Operating Partnership’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2007 and are consistent with the year ended December 31, 2006.

The Operating Partnership has identified six significant accounting policies as critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates.  With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.  The six critical accounting policies are:

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

Any EQR Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

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

Funds From Operations

For the year ended December 31, 2007, Funds From Operations (“FFO”) available to OP Units increased $7.3 million, or 1.0%, as compared to the year ended December 31, 2006.  For the year ended December 31, 2006, FFO available to OP Units decreased $68.5 million, or 8.7%, as compared to the year ended December 31, 2005.

The following is a reconciliation of net income to FFO available to OP Units for each of the five years ended December 31, 2007:

Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net income	$1,055,228	$1,148,104	$932,047	$524,164	$578,505
Adjustments:
Depreciation	587,647	507,508	388,061	331,312	275,734
Depreciation – Non-real estate additions	(8,279)	(7,840)	(5,541)	(5,303)	(6,774)
Depreciation – Partially Owned and Unconsolidated Properties	4,378	4,338	2,487	1,903	19,911
Net gain on sales of unconsolidated entities	(2,629)	(370)	(1,330)	(4,593)	(4,942)
Discontinued operations:
Depreciation	28,767	85,010	140,686	165,000	195,590
Net (gain) on sales of discontinued operations	(940,247)	(1,022,643)	(697,655)	(318,443)	(310,706)
Net incremental gain on sales of condominium units	20,771	48,961	100,361	32,682	10,356
Provision for income taxes – Condo sales	7,319	(3,161)	(8,750)	(628)	(76)
Provision for income taxes – Non-condo sales	(84)	—	—	—	—

FFO (1)(2)	752,871	759,907	850,366	726,094	757,598
Preferred distributions	(23,233)	(39,115)	(57,248)	(73,236)	(96,971)

Premium on redemption of preference units/interests	(6,154)	(4,649)	(8,493)	(1,117)	(20,237)

FFO available to OP Units (1)(2)	$723,484	$716,143	$784,625	$651,741	$640,390

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

(2)       The Operating Partnership believes that FFO and FFO available to OP Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to OP Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  FFO and FFO available to OP Units do not represent net income, net income available to OP Units or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO and FFO available to OP Units should not be exclusively considered as alternatives to net income, net income available to OP Units or to net cash flows from operating activities as determined by GAAP or as measures of liquidity.  The Operating Partnership’s calculation of FFO and FFO available to OP Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Operating Partnership’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the SIFMA index for tax exempt debt.  The Operating Partnership does not have any direct foreign exchange or other significant market risk.

The Operating Partnership’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving and term credit facilities as well as floating rate tax exempt debt.  The Operating Partnership typically incurs fixed rate debt obligations to finance acquisitions and capital expenditures, while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing.  The Operating Partnership continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment.

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

The fair values of the Operating Partnership’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $3.7 billion and $5.6 billion, respectively, at December 31, 2007.

At December 31, 2007, the Operating Partnership had total outstanding floating rate debt of approximately $1.9 billion, or 20.2% of total debt, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 53 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $10.2 million.  If market rates of interest on all of the floating rate debt permanently decreased by 53 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $10.2 million.

At December 31, 2007, the Operating Partnership had total outstanding fixed rate debt of approximately $7.6 billion, or 79.8% of total debt, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 58 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $6.9 billion.  If market rates of interest permanently decreased by 58 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $8.4 billion.

At December 31, 2007, the Operating Partnership’s derivative instruments had a net liability fair value of approximately $10.6 million.  If market rates of interest permanently increased by 47 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $6.5 million.  If market rates of interest permanently decreased by 47 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $15.0 million.

At December 31, 2006, the Operating Partnership had total outstanding floating rate debt of approximately $1.5 billion, or 18.4% of total debt, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 49 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $7.3 million.  If market rates of interest on all of the floating rate debt permanently decreased by 49 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $7.3 million.

At December 31, 2006, the Operating Partnership had total outstanding fixed rate debt of approximately $6.6 billion, or 81.6% of total debt, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 60 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $6.0 billion.  If market rates of interest permanently decreased by 60 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $7.3 billion.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2007, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.  Our internal control over financial reporting has been audited as of December 31, 2007 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)         Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, EQR’s definitive proxy statement, which EQR anticipates will be filed no later than April 17, 2008.  EQR is the general partner of and owns an approximate 93.6% ownership interest in ERPOP.

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

ERP OPERATING LIMITED PARTNERSHIP
BY:	EQUITY RESIDENTIAL
ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut, President and
Chief Executive Officer

Date:	February 27, 2008

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2007, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a trustee or officer, or both, of the company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 18, 2008
David J. Neithercut

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 22, 2008
Mark J. Parrell

/s/ Ian S. Kaufman	First Vice President and Chief Accounting Officer	February 27, 2008
Ian S. Kaufman

/s/ John W. Alexander	Trustee	February 18, 2008
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 20, 2008
Charles L. Atwood

/s/ Stephen O. Evans	Trustee	February 17, 2008
Stephen O. Evans

/s/ Boone A. Knox	Trustee	February 18, 2008
Boone A. Knox

/s/ John E. Neal	Trustee	February 19, 2008
John E. Neal

/s/ Desiree G. Rogers	Trustee	February 22, 2008
Desiree G. Rogers

/s/ Sheli Z. Rosenberg	Trustee	February 25, 2008
Sheli Z. Rosenberg

/s/ B. Joseph White	Trustee	February 19, 2008
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 22, 2008
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 19, 2008
Samuel Zell

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-7 to F-9

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-47

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Real Estate and Accumulated Depreciation	S-1 to S-11

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule.  These financial statements and schedule are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

We have audited ERP Operating Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). ERP Operating Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007 of ERP Operating Limited Partnership and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 22, 2008

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Investment in real estate
Land	$3,607,305	$3,217,672
Depreciable property	13,556,681	13,376,359
Projects under development	772,402	431,031
Land held for development	396,962	210,113
Investment in real estate	18,333,350	17,235,175
Accumulated depreciation	(3,170,125)	(3,022,480)
Investment in real estate, net	15,163,225	14,212,695

Cash and cash equivalents	50,831	260,277
Investments in unconsolidated entities	3,547	4,448
Deposits – restricted	253,276	391,825
Escrow deposits – mortgage	20,174	25,528
Deferred financing costs, net	56,271	43,384
Other assets	142,453	124,062
Total assets	$15,689,777	$15,062,219

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,605,971	$3,178,223
Notes, net	5,763,762	4,419,433
Lines of credit	139,000	460,000
Accounts payable and accrued expenses	109,385	96,699
Accrued interest payable	124,717	91,172
Other liabilities	322,975	311,557
Security deposits	62,159	58,072
Distributions payable	141,244	151,382
Total liabilities	10,269,213	8,766,538

Commitments and contingencies
Minority Interests – Partially Owned Properties	26,236	26,814

Partners’ capital:
Preference Units	209,662	386,574
Preference Interests and Junior Preference Units	184	11,684
General Partner	4,868,738	5,511,658
Limited Partners	331,626	372,961
Accumulated other comprehensive loss	(15,882)	(14,010)
Total partners’ capital	5,394,328	6,268,867
Total liabilities and partners’ capital	$15,689,777	$15,062,219

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2007	2006	2005
REVENUES
Rental income	$2,028,901	$1,780,831	$1,485,270
Fee and asset management	9,183	9,101	10,240
Total revenues	2,038,084	1,789,932	1,495,510

EXPENSES
Property and maintenance	530,793	469,267	394,850
Real estate taxes and insurance	207,286	172,618	165,248
Property management	87,421	96,178	86,873
Fee and asset management	8,412	8,934	8,555
Depreciation	587,647	507,508	388,061
General and administrative	49,290	48,469	70,382
Impairment	1,418	34,002	613
Total expenses	1,472,267	1,336,976	1,114,582

Operating income	565,817	452,956	380,928

Interest and other income	20,176	30,976	68,372
Interest:
Expense incurred, net	(484,776)	(419,812)	(353,674)
Amortization of deferred financing costs	(10,522)	(8,120)	(6,381)

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	90,695	56,000	89,245
Allocation to Minority Interests – Partially Owned Properties	(2,200)	(3,132)	801
Income (loss) from investments in unconsolidated entities	332	(631)	470
Net gain on sales of unconsolidated entities	2,629	370	1,330
Net gain on sales of land parcels	6,360	2,792	30,245
Income from continuing operations	97,816	55,399	122,091
Discontinued operations, net	957,412	1,092,705	809,956
Net income	$1,055,228	$1,148,104	$932,047

ALLOCATION OF NET INCOME:
Preference Units	$22,792	$37,113	$49,642
Preference Interests and Junior Preference Units	$441	$2,002	$7,606
Premium on redemption of Preference Units	$6,154	$3,965	$4,359
Premium on redemption of Preference Interests	$—	$684	$4,134

General Partner	$960,676	$1,031,766	$807,792
Limited Partners	65,165	72,574	58,514
Net income available to OP Units	$1,025,841	$1,104,340	$866,306

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.23	$0.04	$0.18
Net income available to OP Units	$3.44	$3.56	$2.83
Weighted average OP Units outstanding	298,392	310,452	306,579

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.23	$0.04	$0.18
Net income available to OP Units	$3.39	$3.50	$2.79
Weighted average OP Units outstanding	302,235	315,579	310,785

Distributions declared per OP Unit outstanding	$1.87	$1.79	$1.74

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2007	2006	2005
Comprehensive income:
Net income	$1,055,228	$1,148,104	$932,047
Other comprehensive (loss) income – derivative and other instruments:
Unrealized holding (losses) gains arising during the year	(3,826)	(1,785)	4,357
Losses reclassified into earnings from other comprehensive income	1,954	2,247	2,541
Comprehensive income	$1,053,356	$1,148,566	$938,945

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,055,228	$1,148,104	$932,047
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	2,200	3,132	(801)
Depreciation	616,414	592,637	528,958
Amortization of deferred financing costs	11,849	9,134	7,166
Amortization of discounts and premiums on debt	(4,990)	(6,506)	(3,502)
Amortization of deferred settlements on derivative instruments	575	841	1,160
Impairment	1,726	34,353	613
(Income) from technology investments	—	(4,021)	(57,054)
(Income) loss from investments in unconsolidated entities	(332)	631	(470)
Distributions from unconsolidated entities – return on capital	102	171	—
Net (gain) on sales of unconsolidated entities	(2,629)	(370)	(1,330)
Net (gain) on sales of land parcels	(6,360)	(2,792)	(30,245)
Net (gain) on sales of discontinued operations	(940,247)	(1,016,443)	(697,655)
Loss on debt extinguishments	3,339	12,171	10,977
Unrealized (gain) loss on derivative instruments	(1)	7	10
Compensation paid with Company Common Shares	21,631	22,080	35,905
Other operating activities, net	(19)	555	(279)

Changes in assets and liabilities:
Decrease in deposits – restricted	3,406	2,225	5,829
(Increase) decrease in other assets	(5,352)	975	(20,635)
(Decrease) in accounts payable and accrued expenses	(2,526)	(10,797)	(10,400)
Increase in accrued interest payable	33,545	17,192	8,171
Increase (decrease) in other liabilities	1,482	(50,727)	(15,203)
Increase in security deposits	4,087	2,914	5,269
Net cash provided by operating activities	793,128	755,466	698,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,680,074)	(1,718,105)	(2,229,881)
Investment in real estate – development/other	(480,184)	(291,338)	(164,202)
Improvements to real estate	(252,675)	(255,180)	(232,500)
Additions to non-real estate property	(7,696)	(10,652)	(17,610)
Interest capitalized for real estate under development	(45,107)	(20,734)	(13,701)
Proceeds from disposition of real estate, net	2,012,939	2,318,247	1,978,087
Proceeds from disposition of unconsolidated entities	—	373	3,533
Proceeds from technology investments	—	4,021	82,054
Investments in unconsolidated entities	(191)	(1,072)	(1,480)
Distributions from unconsolidated entities – return of capital	122	92	3,194
Decrease (increase) in deposits on real estate acquisitions, net	245,667	(296,589)	(706)
Decrease in mortgage deposits	5,354	10,098	683

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	$—	$—	$(62)
Via EITF 04-5 (cash consolidated)	—	1,436	—
Acquisition of Minority Interests – Partially Owned Properties	—	(71)	(1,989)
Other investing activities, net	1,200	2	2,379
Net cash (used for) investing activities	(200,645)	(259,472)	(592,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(26,257)	(11,662)	(12,816)
Mortgage notes payable:
Proceeds	827,831	267,045	280,125
Restricted cash	(113,318)	(20,193)	—
Lump sum payoffs	(523,299)	(466,035)	(442,786)
Scheduled principal repayments	(24,732)	(26,967)	(27,607)
Prepayment premiums/fees	(3,339)	(12,171)	(10,977)
Notes, net:
Proceeds	1,493,030	1,039,927	499,435
Lump sum payoffs	(150,000)	(60,000)	(190,000)
Scheduled principal repayments	(4,286)	(4,286)	(4,286)
Lines of credit:
Proceeds	17,536,000	6,417,500	6,291,300
Repayments	(17,857,000)	(6,726,500)	(5,672,300)
Proceeds from (payments on) settlement of derivative instruments	2,370	10,722	(7,823)
Proceeds from sale of OP Units	7,165	7,972	8,285
Proceeds from exercise of EQR options	28,760	69,726	54,858
OP Units repurchased and retired	(1,221,680)	(83,230)	—
Redemption of Preference Units	(175,000)	(115,000)	(125,000)
Redemption of Preference Interests	—	(25,500)	(146,000)
Premium on redemption of Preference Units	(24)	(27)	(43)
Premium on redemption of Preference Interests	—	(10)	(322)
Payment of offering costs	(175)	(125)	(26)
Other financing activities, net	(14)	—	—
Contributions – Minority Interests – Partially Owned Properties	10,267	9,582	7,439
Distributions:
OP Units – General Partner	(526,281)	(514,055)	(496,004)
Preference Units	(27,008)	(39,344)	(51,092)
Preference Interests and Junior Preference Units	(453)	(2,054)	(7,778)
OP Units – Limited Partners	(35,543)	(36,202)	(35,833)
Minority Interests – Partially Owned Properties	(18,943)	(3,658)	(11,756)
Net cash (used for) financing activities	(801,929)	(324,545)	(101,007)
Net (decrease) increase in cash and cash equivalents	(209,446)	171,449	5,323
Cash and cash equivalents, beginning of year	260,277	88,828	83,505
Cash and cash equivalents, end of year	$50,831	$260,277	$88,828

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$502,807	$465,388	$397,886

Net cash (received) paid during the year for income, franchise and excise taxes	$(1,587)	$11,750	$11,605

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$226,196	$126,988	$443,478
Valuation of OP Units issued	$—	$49,591	$33,662
Mortgage loans (assumed) by purchaser	$(76,744)	$(117,949)	$(35,031)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$—	$—	$(5,608)
Mortgage loans assumed	$—	$—	$2,839
Minority Interests – Partially Owned Properties	$—	$—	$59
Investments in unconsolidated entities	$—	$—	$1,176
Net other liabilities recorded	$—	$—	$1,472

Consolidation of previously Unconsolidated Properties – Via EITF 04-5:
Investment in real estate, net	$—	$(24,637)	$—
Mortgage loans consolidated	$—	$22,545	$—
Investments in unconsolidated entities	$—	$2,602	$—
Net other liabilities recorded	$—	$926	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
PREFERENCE UNITS
Balance, beginning of year	$386,574	$504,096	$636,216
Redemption of 9 1/8% Series B Cumulative Redeemable	—	—	(125,000)
Redemption of 9 1/8% Series C Cumulative Redeemable	—	(115,000)	—
Redemption of 8.60% Series D Cumulative Redeemable	(175,000)	—	—
Conversion of 7.00% Series E Cumulative Convertible	(1,818)	(2,357)	(7,065)
Conversion of 7.00% Series H Cumulative Convertible	(94)	(165)	(55)
Balance, end of year	$209,662	$386,574	$504,096

PREFERENCE INTERESTS AND JUNIOR PREFERENCE UNITS
Balance, beginning of year	$11,684	$60,184	$206,184
Redemption of Series A-G Preference Interests	—	(25,500)	(146,000)
Conversion of Series H-J Preference Interests into OP Units held by General Partner	(11,500)	(23,000)	—
Balance, end of year	$184	$11,684	$60,184

GENERAL PARTNER
Balance, beginning of year	$5,511,658	$4,905,716	$4,457,700
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	1,912	2,522	7,120
Conversion of Preference Interests into OP Units held by General Partner	11,500	23,000	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	32,445	27,882	24,196
Exercise of EQR share options	28,760	69,726	54,858
EQR’s Employee Share Purchase Plan (ESPP)	7,165	7,972	8,285

Share-based employee compensation expense:
EQR performance shares	1,278	1,795	7,697
EQR restricted shares	15,230	14,944	20,037
EQR share options	5,345	5,198	6,562
EQR ESPP discount	1,701	1,578	1,591
OP Units repurchased and retired	(1,226,320)	(83,230)	—
Offering costs	(175)	(125)	(26)
Net income available to OP Units – General Partner	960,676	1,031,766	807,792
Premium on redemption of Preference Units – original issuance costs	6,130	3,938	4,316
Premium on redemption of Preference Interests – original issuance costs	—	674	3,812
OP Units – General Partner distributions	(520,700)	(521,871)	(500,697)
Supplemental Executive Retirement Plan (SERP)	(6,709)	(9,947)	(4,177)
Adjustment for Limited Partners ownership in Operating Partnership	38,842	30,120	6,650
Balance, end of year	$4,868,738	$5,511,658	$4,905,716

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
LIMITED PARTNERS
Balance, beginning of year	$372,961	$345,034	$319,841
OP Unit Issuance:
Acquisitions/consolidations	—	49,591	33,662
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(32,445)	(27,882)	(24,196)
Net income available to OP Units – Limited Partners	65,165	72,574	58,514
OP Units – Limited Partners distributions	(35,213)	(36,236)	(36,137)
Adjustment for Limited Partners ownership in Operating Partnership	(38,842)	(30,120)	(6,650)
Balance, end of year	$331,626	$372,961	$345,034

DEFERRED COMPENSATION
Balance, beginning of year	$—	$—	$(18)
Amortization to compensation expense:
EQR restricted shares	—	—	18
Balance, end of year	$—	$—	$—

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(14,010)	$(14,472)	$(21,370)
Accumulated other comprehensive (loss) income – derivative and other instruments:
Unrealized holding (losses) gains arising during the year	(3,826)	(1,785)	4,357
Losses reclassified into earnings from other comprehensive income	1,954	2,247	2,541
Balance, end of year	$(15,882)	$(14,010)	$(14,472)

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

EQR is the general partner of, and as of December 31, 2007 owned an approximate 93.6% ownership interest in, ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

As of December 31, 2007, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 579 properties in 24 states and the District of Columbia consisting of 152,821 units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	507	133,189
Partially Owned Properties:
Consolidated	27	5,455
Unconsolidated	44	10,446
Military Housing (Fee Managed)	1	3,731
	579	152,821

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Operating Partnership beneficially owns 100% fee simple title to 505 of the 507 Wholly Owned Properties.  The Operating Partnership owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire in 2026 for one property and 2077 for another property.  These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Operating Partnership’s lines of credit and long-term financings.  These costs are amortized over the terms of the related debt.  Unamortized financing costs are written-off when debt is retired before the maturity date.  The accumulated amortization of such deferred financing costs was $28.0 million and $24.5 million at December 31, 2007 and 2006, respectively.

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

The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $3.7 billion and $5.6 billion, respectively, at December 31, 2007.  The fair values of the Operating Partnership’s financial instruments, other than mortgage notes payable, unsecured notes and derivative instruments, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values.  See Note 11 for further discussion of derivative instruments.

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

The cost related to share-based employee compensation included in the determination of net income for the years ended December 31, 2007, 2006 and 2005 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The fair value of the option grants as computed under SFAS No. 123 would be recognized over the vesting period of the options.  The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected volatility (1)	18.9%	19.1%	18.2%
Expected life (2)	5 years	6 years	6 years
Expected dividend yield (3)	5.41%	6.04%	6.37%
Risk-free interest rate (4)	4.74%	4.52%	3.81%
Option valuation per share	$6.26	$4.22	$2.64

(1)  Expected volatility — Estimated based on the historical volatility of EQR’s share price, on a monthly basis, for a period matching the expected life of each grant.

(2)  Expected life — Approximates the actual weighted average life of all share options granted since the Company went public in 1993.

(3)  Expected dividend yield — Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual dividends by the average price of EQR’s shares in a given year.

(4)  Risk-free interest rate — The most current U.S. Treasury rate available prior to the grant date for a period matching the expected life of each grant.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted.  The Operating Partnership’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  As of December 31, 2007, the Operating Partnership has recorded a deferred tax asset of approximately $12.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

The Operating Partnership provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
General and administrative (1)	$2,522	$4,269	$3,927
Discontinued operations, net (2)	(7,311)	3,624	9,626
Provision for income, franchise and excise taxes (3)	$(4,789)	$7,893	$13,553

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

(2)   Primarily represents federal income taxes (recovered) incurred on the gains on sales of condominium units owned by a TRS and included in discontinued operations.  Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

(3)   All provision for income tax amounts are current and none are deferred.

The Operating Partnership utilized approximately $13.9 million and $43.9 million of net operating losses (“NOL”) during the years ended December 31, 2007 and 2005, respectively, and none were utilized in 2006.  The Operating Partnership had no NOL carryforwards available as of January 1, 2008 or 2006.

During the years ended December 31, 2007, 2006 and 2005, the Operating Partnership’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2007	2006	2005
Tax treatment of dividends and distributions:
Ordinary dividends	$—	$1.276	$0.902
Qualified dividends	—	0.090	0.070
Long-term capital gain	1.426	0.330	0.669
Unrecaptured section 1250 gain	0.444	0.094	0.099
Dividends and distributions declared per OP Unit outstanding	$1.870	$1.790	$1.740

The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2007 and 2006 was approximately $9.7 billion and $10.2 billion, respectively.

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 27 properties and 5,455 units and various uncompleted development properties having a minority interest book value of $26.2 million at December 31, 2007.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of December 31, 2007, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $106.9 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2007 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

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

In July 2006, the FASB ratified the consensus in FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 creates a single model to address uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies.  The Operating Partnership adopted FIN No. 48 as required effective January 1, 2007.  The adoption of FIN No. 48 did not have a material effect on the consolidated results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial instruments.  The Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  SFAS No. 159 is effective beginning January 1, 2008, but the Operating Partnership has decided not to adopt this optional standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) will significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted, but we are still currently assessing the impact it will have on the consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This statement is effective for the Operating Partnership on January 1, 2009.  The Operating Partnership is currently evaluating the impact SFAS No. 160 will have on its consolidated results of operations and financial position.

3.                                      Partners’ Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
OP Units outstanding at January 1,	313,466,216	309,960,589	305,629,855

Issued to General Partner:
Conversion of Series E Preference Units	80,895	104,904	314,485
Conversion of Series H Preference Units	5,463	9,554	3,182
Conversion of Preference Interests	324,484	679,686	—
Exercise of EQR options	1,040,765	2,647,776	2,248,744
Employee Share Purchase Plan	189,071	213,427	286,751
Dividend Reinvestment – DRIP Plan	—	169	—
Restricted EQR share grants, net	352,433	603,697	520,821

Issued to Limited Partners:
Acquisitions/consolidations	—	1,144,326	956,751

OP Units Other:
Repurchased and retired	(27,484,346)	(1,897,912)	—
OP Units outstanding at December 31,	287,974,981	313,466,216	309,960,589

	2007	2006	2005
Limited Partner OP Units outstanding at January 1,	19,914,583	20,424,245	20,552,940

Limited Partner OP Units Issued:
Acquisitions/consolidations	—	1,144,326	956,751
Conversion of Limited Partner OP Units to EQR Common Shares	(1,494,263)	(1,653,988)	(1,085,446)
Limited Partner OP Units Outstanding at December 31,	18,420,320	19,914,583	20,424,245
Limited Partner OP Units Ownership Interest in Operating Partnership	6.4%	6.4%	6.6%

Limited Partner OP Units Issued:
Acquisitions/consolidations – per unit	—	$43.34	$35.18
Acquisitions/consolidations – valuation	—	$49.6 million	$33.7 million

In February 1998, EQR filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities.  In addition, EQR carried over $272.4 million related to a prior registration statement.  As of February 6, 2008, $956.5 million in equity securities remained available for issuance under this registration statement.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one common share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

On April 27, May 24 and December 3, 2007, the Board of Trustees approved an increase of $200.1 million, an additional $500.0 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program.  Considering the above additional authorizations and the repurchase activity for the year ended December 31, 2007, EQR has authorization to repurchase an additional $475.6 million of its shares as of December 31, 2007.

During the year ended December 31, 2007, the Company repurchased 27,484,346 of its Common Shares at an average price of $44.62 per share for total consideration of $1.2 billion.  These shares were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 27,484,346 OP Units previously issued to EQR.  Of the total shares repurchased, 84,046 shares were repurchased from employees at an average price of $53.85 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 27,400,300 shares were repurchased in the open market at an average price of $44.59 per share.  As of December 31, 2007, transactions to repurchase 125,000 of the 27,484,346 Common Shares had not yet settled.  As of December 31, 2007, the Company has reduced the number of Common Shares issued and outstanding by this amount and recorded a liability of $4.6 million included in other liabilities on the consolidated balance sheets.

During the year ended December 31, 2006, the Company repurchased 1,897,912 of its Common Shares in the open market at an average price of $43.85 per share.  The Company paid approximately $83.2 million for these shares, which were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 1,897,912 OP Units previously issued to EQR.

The limited partners of the Operating Partnership as of December 31, 2007 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units.  Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2007 and 2006:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Unit (3)	December 31, 2007	December 31, 2006
Preference Units:

8.60% Series D Cumulative Redeemable Preference Units; liquidation value $250 per unit; 0 and 700,000 units issued and outstanding at December 31, 2007 and December 31, 2006, respectively	7/15/07	N/A	(5)	$—	$175,000

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 362,116 and 434,816 units issued and outstanding at December 31, 2007 and December 31, 2006, respectively	11/1/98	1.1128	$1.75	9,053	10,871

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 24,359 and 28,134 units issued and outstanding at December 31, 2007 and December 31, 2006, respectively	6/30/98	1.4480	$1.75	609	703

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2007 and December 31, 2006	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at December 31, 2007 and December 31, 2006 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$209,662	$386,574

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

(5)          On May 25, 2007, the Operating Partnership issued an irrevocable notice to redeem for cash on July 16, 2007 all 700,000 units of its 8.60% Series D Preference Units in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.  The Operating Partnership recorded the write-off of approximately $6.1 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

During the year ended December 31, 2006, the Operating Partnership redeemed for cash all 460,000 units of its 9.125% Series C Preference Units with a liquidation value of $115.0 million in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.  Additionally, the Operating Partnership recorded the write-off of approximately $4.0 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

During the year ended December 31, 2005, the Operating Partnership redeemed for cash all 500,000 units of its 9.125% Series B Preference Units with a liquidation value of $125.0 million in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.  Additionally, the Operating Partnership recorded the write-off of approximately $4.3 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of December 31, 2007 and 2006:

			Annual	Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)	Dividend per Unit (3)	December 31, 2007	December 31, 2006
Preference Interests:

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 230,000 units issued and outstanding at December 31, 2007 and December 31, 2006, respectively	12/14/06	1.4108	(4)	$—	$11,500
				$—	$11,500

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

(3)          Dividends on the Series J Preference Interests were payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

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

During the year ended December 31, 2006, the Operating Partnership redeemed for cash all of its 7.875% Series G Preference Interests with a liquidation value of $25.5 million. The Operating Partnership recorded approximately $0.7 million as a premium on redemption of Preference Interests in the accompanying consolidated statements of operations.

During the year ended December 31, 2006, the Operating Partnership issued irrevocable notices to redeem for cash all 460,000 units of its 7.625% Series H and I Preference Interests with a liquidation value of $23.0 million.  This notice triggered the respective holders’ Accelerated Conversion Rights, which they exercised. As a result, the 460,000 units were converted into 679,686 EQR Common Shares.

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2007 and 2006:

			Annual	Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Dividend per Unit (1)	December 31, 2007	December 31, 2006
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2007 and December 31, 2006	7/29/09	1.020408	$2.00	$184	$184
				$184	$184

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

4.                                      Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Land	$3,607,305	$3,217,672
Depreciable property:
Buildings and improvements	12,665,706	12,563,807
Furniture, fixtures and equipment	890,975	812,552
Projects under development:
Land	187,515	167,318
Construction-in-progress	584,887	263,713
Land held for development:
Land	334,574	172,882
Construction-in-progress	62,388	37,231
Investment in real estate	18,333,350	17,235,175
Accumulated depreciation	(3,170,125)	(3,022,480)
Investment in real estate, net	$15,163,225	$14,212,695

During the year ended December 31, 2007, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	36	8,167	$1,686,435
Land Parcels (eight)	—	—	212,841
	36	8,167	$1,899,276

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

•                  Consolidated $0.9 million of other liabilities net of other assets acquired; and

•                  Consolidated $1.4 million of cash.

During the year ended December 31, 2007, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	73	21,563	$1,921,302
Condominium Units	5	617	164,226
Land Parcels (two)	—	—	49,959
	78	22,180	$2,135,487

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $940.2 million, a net gain on sales of land parcels of approximately $6.4 million and a net gain on sales of unconsolidated entities of $2.6 million on the above sales.  Of the 73 rental properties sold during the year ended December 31, 2007, one property consisting of 400 units was a partially owned unconsolidated property.

During the year ended December 31, 2006, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	335	39,608	$2,255,442
Condominium Units	5	1,069	215,972
Land Parcels (two)	—	—	1,569
	340	40,677	$2,472,983

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $1.0 billion, a net gain on sales of land parcels of approximately $2.8 million and a net gain on sales of unconsolidated entities of $0.4 million on the above sales.

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

5.             Commitments to Acquire/Dispose of Real Estate

As of February 6, 2008, in addition to the property that was subsequently acquired as discussed in Note 21, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	1	136	$17,625
Land Parcels	4	—	92,362
Total	5	136	$109,987

As of February 6, 2008, in addition to the properties that were subsequently disposed of as discussed in Note 21, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	14	2,712	$262,792
Land Parcels	1	—	3,300
Total	15	2,712	$266,092

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following table summarizes the Operating Partnership’s investments in partially owned entities as of December 31, 2007 (amounts in thousands except for project and unit amounts):

	Consolidated				Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed and Stabilized	Other	Total	Institutional Joint Ventures

Total projects (1)	—	6	21	27	44

Total units (1)	—	1,549	3,906	5,455	10,446

Debt – Secured (2):
EQR Ownership (3)	$395,663	$141,206	$286,755	$823,624	$121,200

Minority Ownership	—	—	13,321	13,321	363,600
Total (at 100%)	$395,663	$141,206	$300,076	$836,945	$484,800

(1) Project and unit counts exclude all uncompleted development projects until those projects are completed.

(2) All debt is non-recourse to the Operating Partnership with the exception of $28.3 million in mortgage bonds on one development project.

(3) Represents the Operating Partnership’s economic ownership interest.

7.             Deposits – Restricted

The following table presents the restricted deposits as of December 31, 2007 and 2006 (amounts in thousands):

	December 31, 2007	December 31, 2006

Tax–deferred (1031) exchange proceeds	$63,795	$299,392
Earnest money on pending acquisitions	3,050	13,170
Restricted deposits on debt (1)	133,491	22,917
Resident security and utility deposits	39,889	36,260
Other	13,051	20,086

Totals	$253,276	$391,825

(1)          Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.             Mortgage Notes Payable

As of December 31, 2007, the Operating Partnership had outstanding mortgage debt of approximately $3.6 billion.

During the year ended December 31, 2007, the Operating Partnership:

•                  Repaid $548.0 million of mortgage loans;

•                  Assumed $226.2 million of mortgage debt on certain properties in connection with their acquisitions;

•                  Obtained $827.8 million of new mortgage loans on certain properties; and

•                  Was released from $76.7 million of mortgage debt assumed by the purchaser on disposed properties.

The Operating Partnership recorded approximately $3.3 million and $3.6 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the year ended December 31, 2007.

As of December 31, 2007, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2045.  At December 31, 2007, the interest rate range on the Operating Partnership’s mortgage debt was 3.00% to 12.465%.  During the year ended December 31, 2007, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.74%.

The historical cost, net of accumulated depreciation, of encumbered properties was $5.3 billion and $4.7 billion at December 31, 2007 and 2006, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total

2008	$412,604
2009	617,452
2010	332,613
2011	602,960
2012	159,408
Thereafter	1,480,934
Total	$3,605,971

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

The Operating Partnership recorded approximately $12.2 million and $1.6 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the year ended December 31, 2006.

9.        Notes

The following tables summarize the Operating Partnership’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2007 and 2006, respectively:

December 31, 2007 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public/Private Notes (1)	$5,002,664	3.85% - 7.57%	5.65%	2008 - 2026
Floating Rate Public/Private Notes (1)	649,708	(1)	6.15%	2009 - 2010
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.05%	2028 - 2029
Totals	$5,763,762

December 31, 2006 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public/Private Notes (1)	$4,158,043	3.85% - 7.625%	5.90%	2007 - 2026
Floating Rate Public Notes (1)	150,000	(1)	6.13%	2009
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.06%	2028 - 2029
Totals	$4,419,433

(1)   $150.0 million in fair value interest rate swaps converts 50% of the $300.0 million 4.750% notes due June 15, 2009 to a floating interest rate.

The Operating Partnership’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Operating Partnership was in compliance with its unsecured public debt covenants for both the years ended December 31, 2007 and 2006.

As of February 6, 2008, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount).

During the year ended December 31, 2007, the Operating Partnership:

•                  Issued $350.0 million of five-year 5.50% fixed rate public notes, receiving net proceeds of $346.1 million;

•                  Issued $650.0 million of ten-year 5.75% fixed rate public notes, receiving net proceeds of $640.6 million;

•                  Obtained a three-year $500.0 million floating rate term loan (see below);

•                  Repaid $150.0 million of fixed-rate public notes at maturity; and

•                  Repaid $4.3 million of other unsecured notes.

On October 11, 2007, the Operating Partnership closed on a new $500.0 million senior unsecured term loan.  The new loan matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.  The Operating Partnership has the ability to increase available borrowings by an additional $250.0 million under certain circumstances.  Advances under the loan bear interest at variable rates based upon LIBOR plus a spread dependent upon the current credit rating on the Operating Partnership’s long-term senior unsecured debt.  EQR has guaranteed the Operating Partnership’s term loan up to the maximum amount and for the full term of the loan.

During the year ended December 31, 2006, the Operating Partnership:

•                  Issued $400.0 million of ten and one-half year 5.375% fixed rate public notes, receiving net proceeds of $395.5 million;

•                  Issued $650.0 million of twenty-year 3.85% fixed rate public notes that are exchangeable into EQR Common Shares, receiving net proceeds of $637.0 million (see below);

•                  Repaid $60.0 million of fixed-rate public notes at maturity; and

•                  Repaid $4.3 million of other unsecured notes.

The Operating Partnership recorded approximately $0.1 million of write-offs of unamortized deferred financing costs as additional interest related to partial debt extinguishment on unsecured notes during the year ended December 31, 2006.

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

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total (1)

2008	$128,397
2009	298,306
2010 (2)	498,783
2011 (3)	942,139
2012	748,578
Thereafter	3,147,559
Total	$5,763,762

(1)          Principal payments on unsecured notes includes amortization of any discounts or premiums related to the notes.  Premiums and discounts are amortized over the life of the unsecured notes.

(2)          Includes the $500.0 million term loan, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.

(3)          Includes the $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026.

10.          Lines of Credit

The Operating Partnership has an unsecured revolving credit facility with potential borrowings of up to $1.5 billion maturing on February 28, 2012, with the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

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

On July 6, 2006, the Operating Partnership obtained a one-year $500.0 million unsecured revolving credit facility maturing on July 6, 2007.  Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating.  EQR guaranteed this credit facility up to the maximum amount and for its full term.  This credit facility was repaid in full and terminated on October 13, 2006.

As of December 31, 2007 and 2006, $139.0 million and $460.0 million, respectively, was outstanding and $80.8 million and $69.3 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facilities.  During the years ended December 31, 2007 and 2006, the weighted average interest rates were 5.68% and 5.40%, respectively.

11.          Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2007 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$150,000	$62,464
Lowest Possible Notional	$370,000	$150,000	$17,942
Highest Possible Notional	$370,000	$150,000	$157,715
Lowest Interest Rate	3.245%	5.263%	4.928%
Highest Interest Rate	3.787%	5.408%	5.850%
Earliest Maturity Date	2009	2018	2009
Latest Maturity Date	2009	2018	2009
Estimated Asset (Liability) Fair Value	$(1,315)	$(7,467)	$(1,821)

(1) Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2) Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3) Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On December 31, 2007, the net derivative instruments were reported at their fair value as other liabilities of approximately $10.6 million and other assets of $29,000.  As of December 31, 2007, there were approximately $16.5 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2007, the Operating Partnership may recognize an estimated $3.6 million of accumulated other comprehensive loss as additional interest expense during the year ending December 31, 2008.

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

12.          Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator for net income per OP Unit – basic and diluted:
Income from continuing operations	$97,816	$55,399	$122,091
Allocation to Preference Units	(22,792)	(37,113)	(49,642)
Allocation to Preference Interests and Junior Preference Units	(441)	(2,002)	(7,606)
Allocation to premium on redemption of Preference Units	(6,154)	(3,965)	(4,359)
Allocation to premium on redemption of Preference Interests	—	(684)	(4,134)
Income from continuing operations available to OP Units	68,429	11,635	56,350
Discontinued operations, net	957,412	1,092,705	809,956

Numerator for net income per OP Unit – basic and diluted	$1,025,841	$1,104,340	$866,306

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	298,392	310,452	306,579
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	3,843	5,127	4,206
Denominator for net income per OP Unit – diluted	302,235	315,579	310,785

Net income per OP Unit – basic	$3.44	$3.56	$2.83
Net income per OP Unit – diluted	$3.39	$3.50	$2.79

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.229	$0.038	$0.184
Discontinued operations, net	3.209	3.520	2.643
Net income per OP Unit – basic	$3.438	$3.558	$2.827

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.226	$0.037	$0.182
Discontinued operations, net	3.168	3.463	2.606
Net income per OP Unit – diluted	$3.394	$3.500	$2.788

Convertible preference interests/units that could be converted into 652,534, 1,163,908 and 1,772,048 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.  In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 14.

13.                               Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144), all operations related to condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the years ended December 31, 2007, 2006, and 2005 (amounts in thousands).

	Year Ended December 31,
	2007	2006	2005
REVENUES
Rental income	$109,104	$374,411	$552,640
Fee and asset management	—	—	908
Total revenues	109,104	374,411	553,548

EXPENSES (1)
Property and maintenance	44,497	123,758	176,499
Real estate taxes and insurance	14,918	46,992	72,500
Property management	321	8,934	10,639
Depreciation	28,767	85,129	140,897
General and administrative	(63)	575	1,165
Impairment	308	351	—
Total expenses	88,748	265,739	401,700

Discontinued operating income	20,356	108,672	151,848

Interest and other income	189	1,662	1,438
Interest (2):
Expense incurred, net	(2,053)	(33,058)	(40,200)
Amortization of deferred financing costs	(1,327)	(1,014)	(785)

Discontinued operations	17,165	76,262	112,301
Net gain on sales of discontinued operations	940,247	1,016,443	697,655
Discontinued operations, net	$957,412	$1,092,705	$809,956

(1)       Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.

(2)       Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during 2007 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2006 were $1.1 billion and $91.7 million, respectively.

The net real estate basis of the Operating Partnership’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Operating Partnership’s six halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $87.2 million and $107.8 million at December 31, 2007 and 2006, respectively.

14.                               Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan.  The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year.  As of January 1, 2008, this amount equaled 21,631,555, of which 10,392,101 shares were available for future issuance.  No awards may be granted under the 2002 Share Incentive Plan after February 20, 2012.

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

As to the restricted shares that have been awarded through December 31, 2007, these shares generally vest three years from the award date.  During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder.  In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder.  As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (deficit) and have not been considered in reducing net income available to OP Units in a manner similar to the Operating Partnership’s preference unit dividends for the earnings per OP Unit calculation.  If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

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

                The following tables summarize compensation information regarding the performance shares, restricted shares, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	Year Ended December 31, 2007
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$1,278	$—	$1,278	$—
Restricted shares	13,816	1,414	15,230	2,296
Share options	4,922	423	5,345	—
ESPP discount	1,615	86	1,701	—
Total	$21,631	$1,923	$23,554	$2,296

	Year Ended December 31, 2006
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$1,795	$—	$1,795	$—
Restricted shares	13,923	1,021	14,944	2,437
Share options	4,868	330	5,198	—
ESPP discount	1,494	84	1,578	—
Total	$22,080	$1,435	$23,515	$2,437

	Year Ended December 31, 2005
	Compensation Expense/Equity	Dividends Incurred
Performance shares	$7,697	$—
Restricted shares	20,055	2,743
Share options	6,562	—
ESPP discount	1,591	—
Total	$35,905	$2,743

Compensation expense is generally recognized for Awards as follows:

•      Restricted shares and share options — Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•      Performance shares — Accelerated method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end.

•      ESPP discount — Immediately upon the purchase of common shares each quarter.

The total compensation expense related to Awards not yet vested at December 31, 2007 is $24.6 million, which is expected to be recognized over a weighted average term of 1.4 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans and options assumed in connection with mergers (the “Merger Options”) for the three years ended December 31, 2007, 2006 and 2005:

	Common Shares Subject to Options	Weighted Average Exercise Price Per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share
Balance at December 31, 2004	10,819,222	$25.48	1,413,255	$26.06
Awards granted (2002 plan) (2)	2,235,268	$31.91	620,192	$31.89
Awards exercised/vested (1993 plan)	(1,630,321)	$23.44	(373,310)	$24.68
Awards exercised/vested (2002 plan)	(611,943)	$26.31	(190,938)	$29.36
Merger Options exercised	(6,480)	$18.10	—	—
Awards canceled (1993 plan)	(27,677)	$24.53	(12,363)	$23.64
Awards canceled (2002 plan)	(205,326)	$30.32	(87,008)	$29.55
Balance at December 31, 2005	10,572,743	$27.02	1,369,828	$28.42
Awards granted (2002 plan) (2)	1,671,122	$42.32	684,998	$34.76
Awards exercised/vested (1993 plan) (1)	(1,754,288)	$25.24	(151,104)	$23.55
Awards exercised/vested (2002 plan) (1)	(890,326)	$29.24	(519,664)	$21.07
Merger Options exercised	(3,162)	$19.49	—	—
Awards canceled (1993 plan)	(8,866)	$22.46	(275)	$23.55
Awards canceled (2002 plan)	(171,436)	$35.28	(81,026)	$34.74
Balance at December 31, 2006	9,415,787	$29.71	1,302,757	$34.85
Awards granted (2002 plan) (2)	1,030,935	$53.46	453,580	$52.56
Awards exercised/vested (1993 plan) (1)	(753,864)	$25.18	—	—
Awards exercised/vested (2002 plan) (1)	(286,901)	$31.79	(477,002)	$31.78
Awards canceled (1993 plan)	(23,778)	$23.70	—	—
Awards canceled (2002 plan)	(196,946)	$45.13	(101,147)	$41.92
Merger Options canceled	(92)	$9.55	—	—
Balance at December 31, 2007	9,185,141	$32.37	1,178,188	$42.30

(1)  The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $13.7 million and $58.0 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(2)  The weighted average grant date fair value for Options granted during the years ended December 31, 2007, 2006 and 2005 was $6.26 per share, $4.22 per share and $2.64 per share, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2007:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 16.05 to $21.40	817,375	1.53	$20.55	817,375	$20.55
$ 21.41 to $26.75	1,614,905	3.95	$24.35	1,614,905	$24.35
$ 26.76 to $32.10	4,297,841	5.73	$29.61	3,820,364	$29.34
$ 32.11 to $37.45	26,047	6.75	$32.54	25,573	$32.46
$ 37.46 to $42.80	1,481,288	7.98	$42.12	709,326	$41.48
$ 42.81 to $48.15	3,992	8.51	$45.33	2,661	$45.33
$ 48.16 to $53.50	943,693	8.96	$53.50	10,018	$53.50
$ 16.05 to $53.50	9,185,141	5.74	$32.37	7,000,222	$28.45
Vested and expected to vest as of December 31, 2007	8,980,625	5.72	$31.96

(1)  The aggregate intrinsic value of both options outstanding and options vested and expected to vest as of December 31, 2007 is $62.2 million.

(2)  The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2007 is $59.9 million and 5.0 years, respectively.

Note:  The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess between the Company’s closing share price of $36.47 per share on December 31, 2007 and the strike price of the underlying awards.

As of December 31, 2006 and 2005, 6,567,868 Options (with a weighted average exercise price of $26.87) and 6,940,065 Options (with a weighted average exercise price of $25.65) were exercisable, respectively.

15.                               Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and EQR trustee the ability to annually acquire up to $100,000 of Common Shares of EQR.  In 2003, EQR’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000).  The Company has 4,081,688 Common Shares available for purchase under the ESPP at December 31, 2007.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to the Operating Partnership in exchange for OP Units):

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands except share and per share amounts)

Shares issued	189,071	213,427	286,751
Issuance price ranges	$31.38– $43.17	$35.43 – $43.30	$27.89 – $32.27
Issuance proceeds	$7,165	$7,972	$8,285

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Operating Partnership, on behalf of the Company, matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan.  Participants are vested in the Company’s contributions over five years.  The Operating Partnership recognized an expense in the amount of $4.2 million, $2.3 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Operating Partnership, on behalf of the Company, may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan.  The Operating Partnership recognized an expense of approximately $1.5 million, $3.3 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company established a supplemental executive retirement plan (the “SERP”) to provide certain officers and EQR trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement.  The SERP is restricted to investments in EQR Common Shares, certain marketable securities that have been specifically approved and cash equivalents.  The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Operating Partnership and carried on the Operating Partnership’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to General Partners’ capital.

16.                               Distribution Reinvestment and Share Purchase Plan

On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”).  The registration statement was declared effective on November 25, 1997.  The Company has 11,571,277 Common Shares available for issuance under the DRIP Plan at December 31, 2007.

The DRIP Plan provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the “Dividend Reinvestment – DRIP Plan”). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of EQR, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the “Share Purchase — DRIP Plan”).  Common Shares purchased under the DRIP Plan may, at the option of EQR, be directly issued by EQR or purchased by EQR’s transfer agent in the open market using participants’ funds.  The net proceeds from any Common Share issuances are contributed to the Operating Partnership in exchange for OP Units.

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

The Operating Partnership provided asset and property management services to certain related entities for properties not owned by the Operating Partnership.  Fees received for providing such services were approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Operating Partnership leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees.  The lease terminates on July 31, 2011.  Amounts incurred for such office space for the years ended December 31, 2007, 2006 and 2005, respectively, were approximately $2.9 million, $2.8 million and $2.1 million.  The Operating Partnership believes these amounts equal market rates for such space.

The Operating Partnership had the following additional non-continuing related party transaction:

•                  The Operating Partnership reimbursed EQR’s former Chief Operating Officer for the actual operating costs (excluding acquisition costs) of operating his personal aircraft for himself and other employees on Operating Partnership business in 2005.  For the year ended December 31, 2005, the amount incurred was approximately $0.4 million.

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

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership.  Accordingly, the Operating Partnership is defending the suit vigorously.  Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December 31, 2007.  While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the years ended December 31, 2005 and 2004, the Operating Partnership established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year.  During the year ended December 31, 2007, the Operating Partnership received $11.2 million in insurance proceeds and recorded an additional $7.9 million of receivables in anticipation of proceeds expected.  As of December 31, 2007, a receivable of $1.8 million and a liability of $1.3 million are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

As of December 31, 2007, the Operating Partnership has thirteen projects totaling 4,185 units in various stages of development with estimated completion dates ranging through June 30, 2010.  Some of the projects are developed solely by the Operating Partnership, while others are co-developed with various third party development partners.  The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The partner is most often the “general” or “managing” partner of the development venture.  The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).  However, the buy-sell provisions with one partner covering three projects does require the Operating Partnership to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property.

During the years ended December 31, 2007, 2006 and 2005, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under two ground leases, aggregated $7.6 million, $6.9 million and $6.3 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its former chief operating officer and two former chief executive officers.  During the years ended December 31, 2007, 2006 and 2005, the Operating Partnership recognized compensation expense of $0.7 million, $1.1 million and $2.2 million, respectively, related to these agreements.

The following table summarizes the Operating Partnership’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2007:

	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$6,491	$5,733	$5,154	$3,356	$987	$59,259	$80,980
Other Long-Term Liabilities:
Deferred Compensation (b)	813	1,454	1,454	2,058	2,058	12,810	20,647

(a)          Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on ground leases for two properties.

(b)         Estimated payments to EQR’s Chairman, two former CEO’s and its former chief operating officer based on planned retirement dates.

19.                               Impairment

The Operating Partnership incurred impairment losses of $1.1 million, $2.4 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions.  The Operating Partnership also took impairment charges of $0.6 and $2.0 million associated with the write-off of various deferred sales costs following the decision to halt the condominium conversion and sale process at assets for the year ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Operating Partnership recorded approximately $30.0 million of asset impairment charges related to its write-down of the entire carrying value of the goodwill on its corporate housing business.  Following the guidance in SFAS No. 142, this charge was the result of the continued poor operating performance of the corporate housing business and management’s expectations for future performance.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the three years ended December 31, 2007, 2006, or 2005.

The primary financial measure for the Operating Partnership’s rental real estate properties is net operating income (“NOI”), which represents rental income less:  1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively, as well as total assets for the years ended December 31, 2007 and 2006, respectively (amounts in thousands):

	Year Ended December 31, 2007
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$471,736	$531,189	$640,588	$—	$1,643,513
Non-same store/other (2) (3)	85,231	105,576	87,049	107,532	385,388
Total rental income	556,967	636,765	727,637	107,532	2,028,901

Operating expenses:
Same store (1)	173,756	214,646	219,289	—	607,691
Non-same store/other (2) (3)	36,381	43,642	35,133	102,653	217,809
Total operating expenses	210,137	258,288	254,422	102,653	825,500

NOI:
Same store (1)	297,980	316,543	421,299	—	1,035,822
Non-same store/other (2) (3)	48,850	61,934	51,916	4,879	167,579
Total NOI	$346,830	$378,477	$473,215	$4,879	$1,203,401

Total assets	$4,591,068	$4,196,436	$4,917,936	$1,984,337	$15,689,777

(1)   Same store includes properties owned for all of both 2007 and 2006 which represented 115,857 units.

(2)   Non-same store includes properties acquired after January 1, 2006.

(3)   Other includes ECH, development, condominium conversion overhead of $4.8 million and other corporate operations. Also reflects a $16.6 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Year Ended December 31, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$452,226	$517,847	$606,249	$—	$1,576,322
Non-same store/other (2) (3)	50,849	34,774	32,742	86,144	204,509
Total rental income	503,075	552,621	638,991	86,144	1,780,831

Operating expenses:
Same store (1)	168,732	210,759	215,583	—	595,074
Non-same store/other (2) (3)	22,119	15,178	13,225	92,467	142,989
Total operating expenses	190,851	225,937	228,808	92,467	738,063

NOI:
Same store (1)	283,494	307,088	390,666	—	981,248
Non-same store/other (2) (3)	28,730	19,596	19,517	(6,323)	61,520
Total NOI	$312,224	$326,684	$410,183	$(6,323)	$1,042,768

Total assets	$4,465,461	$4,316,252	$4,507,019	$1,773,487	$15,062,219

(1)   Same store includes properties owned for all of both 2007 and 2006 which represented 115,857 units.

(2)   Non-same store includes properties acquired after January 1, 2006.

(3)   Other includes ECH, development, condominium conversion overhead of $5.9 million and other corporate operations. Also reflects a $15.8 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Year Ended December 31, 2005
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$405,983	$571,485	$546,390	$—	$1,523,858
Non-same store/other (2) (3)	32,478	21,006	22,677	72,399	148,560
Properties sold in 2007 (4)	—	—	—	(187,148)	(187,148)
Total rental income	438,461	592,491	569,067	(114,749)	1,485,270

Operating expenses:
Same store (1)	157,065	250,989	196,264	—	604,318
Non-same store/other (2) (3)	13,737	7,784	8,868	95,320	125,709
Properties sold in 2007 (4)	—	—	—	(83,056)	(83,056)
Total operating expenses	170,802	258,773	205,132	12,264	646,971

NOI:
Same store (1)	248,918	320,496	350,126	—	919,540
Non-same store/other (2) (3)	18,741	13,222	13,809	(22,921)	22,851
Properties sold in 2007 (4)	—	—	—	(104,092)	(104,092)
Total NOI	$267,659	$333,718	$363,935	$(127,013)	$838,299

(1)   Same store includes properties owned for all of both 2006 and 2005 which represented 128,133 units.

(2)   Non-same store includes properties acquired after January 1, 2005.

(3)   Other includes ECH, development, condominium conversion overhead of $3.1 million and other corporate operations.  Also          reflects a $13.4 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH    and $11.1 million of hurricane insurance losses.

(4)  Reflects discontinued operations for properties sold during 2007.

Note:  Markets included in the above geographic segments are as follows:

(a)                                  Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia, Suburban Maryland, Chicago, Milwaukee and Minneapolis/St. Paul.

(b)                                 South – Charlotte, Raleigh/Durham, Atlanta, Jacksonville, Orlando, Tampa/Ft. Myers, South Florida, Nashville, Tulsa, Austin, Houston, Dallas/Ft. Worth, Albuquerque and Phoenix.

(c)                                  West – Seattle/Tacoma, Portland, Central Valley, San Francisco Bay Area, Inland Empire, Los Angeles, Orange County, San Diego and Denver.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Rental income	$2,028,901	$1,780,831	$1,485,270
Property and maintenance expense	(530,793)	(469,267)	(394,850)
Real estate taxes and insurance expense	(207,286)	(172,618)	(165,248)
Property management expense	(87,421)	(96,178)	(86,873)
Total operating expenses	(825,500)	(738,063)	(646,971)
Net operating income	$1,203,401	$1,042,768	$838,299

21.          Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2007 and through February 6, 2008, the Operating Partnership:

•      Acquired the remaining equity interest it did not previously own of a 144 unit partially-owned property for $5.9 million;

•      Sold seven apartment properties consisting of 1,420 units for $107.3 million (excluding condominium units);

•      Terminated three forward-starting swaps paying $13.2 million in conjunction with locking the interest rate on a $500.0 million secured mortgage loan pool scheduled to close in March 2008; and

•      Repaid $17.9 million of mortgage loans.

Subsequent to December 31, 2007 and through February 22, 2008, the Company repurchased 170,956 Common Shares at an average price of $36.78 per share for total consideration of $6.3 million, leaving $469.3 million remaining available for share repurchases.  Concurrently with these transactions, the Operating Partnership repurchased 170,956 OP Units previously issued to EQR.

Other

The Operating Partnership recorded a reduction to general and administrative expense of approximately $1.7 million during the year ended December 31, 2007 due to the successful resolution of a certain lawsuit in Florida, resulting in the reversal of the majority of a previously established litigation reserve.  The Operating Partnership had previously recorded a reduction to general and administrative expense of approximately $2.8 million during the year ended December 31, 2006 due to the recovery of insurance proceeds related to the same lawsuit.

The Operating Partnership received $1.2 million related to its 7.075% ownership interest in Wellsford Park Highlands Corporation (“WPHC”), an entity which owns a condominium development in Denver, Colorado.  The Operating Partnership recorded a gain of approximately $0.7 million as income from investments in unconsolidated entities and has no further ownership interest in WPHC.

During the year ended December 31, 2007, the Operating Partnership entered into resignation/release agreements with EQR’s former Chief Financial Officer (“CFO”), and one other former EQR executive vice president.  The Operating Partnership recorded approximately $3.4 million of additional general and administrative expense during the year ended December 31, 2007 related to cash severance and accelerated vesting of share options and restricted/performance shares.

During the years ended December 31, 2007 and 2006, the Operating Partnership recognized $0.3 million and $14.7 million, respectively, of forfeited deposits for various terminated transactions, included in interest and other income.  In addition, during 2007 the Operating Partnership received $4.1 million for the settlement of insurance litigation claims from 2000 through 2002.  This amount was recorded as interest and other income.

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

During the years ended December 31, 2007 and 2006, the Operating Partnership established a reserve and recorded a corresponding expense related to potential liabilities associated with certain asset sales.  During the year ended December 31, 2007, the Operating Partnership paid approximately $0.7 million in settlements and recorded $1.9 million in additional reserves.  The balance of the reserves as of December 31, 2007 and 2006 was approximately $7.4 million and $6.2 million, respectively.  While no assurances can be given, the Operating Partnership does not believe that the potential issue, if adversely determined or settled, will have a material adverse effect on the Operating Partnership.

22.          Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No 144 and reflect dispositions and/or properties held for sale through December 31, 2007.  Amounts are in thousands, except for per OP Unit amounts.

2007	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (1)	$528,066	$522,609	$504,204	$483,205
Operating income (1)	159,362	144,272	139,695	122,488
Income from continuing operations (1)	42,036	23,070	22,083	10,627
Discontinued operations, net (1)	89,436	465,509	278,748	123,719
Net income *	131,472	488,579	300,831	134,346
Net income available to OP Units	127,823	478,115	293,204	126,699
Earnings per OP Unit – basic:
Net income available to OP Units	$0.44	$1.64	$0.97	$0.41
Weighted average OP Units outstanding	287,728	290,977	303,511	311,697
Earnings per OP Unit – diluted:
Net income available to OP Units	$0.44	$1.62	$0.95	$0.40
Weighted average OP Units outstanding	290,658	294,331	307,631	316,265

(1)       The amounts presented for the first three quarters of 2007 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2007.  Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

2007	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in Form 10-Q	$527,456	$531,746	$526,165
Total revenues subsequently reclassified to discontinued operations	(4,847)	(27,542)	(42,960)
Total revenues disclosed in Form 10-K	$522,609	$504,204	$483,205

Operating income previously reported in Form 10-Q	$145,981	$148,448	$135,339
Operating income subsequently reclassified to discontinued operations	(1,709)	(8,753)	(12,851)
Operating income disclosed in Form 10-K	$144,272	$139,695	$122,488

Income from continuing operations previously reported in Form 10-Q	$24,779	$30,793	$22,738
Income from continuing operations subsequently reclassified to discontinued operations	(1,709)	(8,710)	(12,111)
Income from continuing operations disclosed in Form 10-K	$23,070	$22,083	$10,627

Discontinued operations, net previously reported in Form 10-Q	$463,800	$270,038	$111,608
Discontinued operations, net from properties sold subsequent to the respective reporting period	1,709	8,710	12,111
Discontinued operations, net disclosed in Form 10-K	$465,509	$278,748	$123,719

2006	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (2)	$467,180	$460,745	$440,806	$421,201
Operating income (2)	89,488	123,422	125,995	114,051
(Loss) income from continuing operations (2)	(1,582)	22,154	22,845	11,982
Discontinued operations, net (2)	498,947	51,875	148,317	393,566
Net income *	497,365	74,029	171,162	405,548
Net income available to OP Units	489,687	60,350	160,623	393,680
Earnings per OP Unit – basic:
Net income available to OP Units	$1.57	$0.19	$0.52	$1.27
Weighted average OP Units outstanding	311,757	310,671	310,017	309,334
Earnings per OP Unit – diluted:
Net income available to OP Units	$1.57	$0.19	$0.51	$1.25
Weighted average OP Units outstanding	311,757	315,886	314,698	314,049

(2)       The amounts presented for the four quarters of 2006 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on August 28, 2007 for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2007.  Below is a reconciliation to the amounts previously reported:

2006	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in August 2007 Form 8-K	$494,355	$487,994	$467,533	$447,516
Total revenues subsequently reclassified to discontinued operations	(27,175)	(27,249)	(26,727)	(26,315)
Total revenues disclosed in Form 10-K	$467,180	$460,745	$440,806	$421,201

Operating income previously reported in August 2007 Form 8-K	$97,494	$132,206	$133,995	$121,644
Operating income subsequently reclassified to discontinued operations	(8,006)	(8,784)	(8,000)	(7,593)
Operating income disclosed in Form 10-K	$89,488	$123,422	$125,995	$114,051

Income from continuing operations previously reported in August 2007 Form 8-K	$6,218	$30,686	$30,594	$19,201
Income from continuing operations subsequently reclassified to discontinued operations	(7,800)	(8,532)	(7,749)	(7,219)
(Loss) income from continuing operations disclosed in Form 10-K	$(1,582)	$22,154	$22,845	$11,982

Discontinued operations, net previously reported in August 2007 Form 8-K	$491,147	$43,343	$140,568	$386,347
Discontinued operations, net from properties sold subsequent to the respective reporting period	7,800	8,532	7,749	7,219
Discontinued operations, net disclosed in Form 10-K	$498,947	$51,875	$148,317	$393,566

* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2007 and 2006.  Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2007

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances

Wholly Owned Unencumbered	344	89,501	$11,661,970,127	$(2,097,077,530)	$9,564,892,597	$—
Wholly Owned Encumbered	163	43,688	5,184,926,837	(968,402,375)	4,216,524,462	1,730,258,477
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	1,038,768,281
Wholly Owned Properties	507	133,189	16,846,896,964	(3,065,479,905)	13,781,417,059	2,769,026,758

Partially Owned Unencumbered	2	483	351,447,131	(10,742,614)	340,704,517	—
Partially Owned Encumbered	25	4,972	1,135,006,210	(93,902,700)	1,041,103,510	836,944,629
Partially Owned Properties	27	5,455	1,486,453,341	(104,645,314)	1,381,808,027	836,944,629

Total Unencumbered Properties	346	89,984	12,013,417,259	(2,107,820,145)	9,905,597,114	—
Total Encumbered Properties	188	48,660	6,319,933,047	(1,062,305,075)	5,257,627,972	3,605,971,387
Total Consolidated Investment in Real Estate	534	138,644	$18,333,350,305	$(3,170,125,219)	$15,163,225,086	$3,605,971,387

(1) See attached Encumbrances Reconciliation.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2007

Portfolio/Entity Encumbrances	Number of Properties Encumbered By	See Properties With Note:	Amount

EQR-Bond Partneriship	10	I	$88,189,000
Grove Property Trust	13	J	53,923,849
EQR-Codelle, LP	8*	K	112,393,993
EQR-Conner, LP	13*	L	193,813,989
EQR-FANCAP 2000A LP	9	M	148,333,000
EQR-Fankey 2004 Ltd. Pship	4	N	218,976,450
EQR-Fanwell 2007 LP	7	O	223,138,000

Portfolio/Entity Encumbrances	64		1,038,768,281

Individual Property Encumbrances			2,567,203,106

Total Encumbrances per Financial Statements			$3,605,971,387

* Collateral also includes letters of credit supported by the Company’s revolving credit facility.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance, beginning of year	$17,235,175	$16,590,370	$14,852,621
Acquisitions and development	2,456,495	2,252,039	2,906,414
Improvements	260,371	265,832	250,110
Dispositions and other	(1,618,691)	(1,873,066)	(1,418,775)
Balance, end of year	$18,333,350	$17,235,175	$16,590,370

The changes in accumulated depreciation for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Balance, beginning of year	$3,022,480	$2,888,140	$2,599,827
Depreciation	616,414	592,637	528,152
Dispositions and other	(468,769)	(458,297)	(239,839)
Balance, end of year	$3,170,125	$3,022,480	$2,888,140

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
EQR Wholly Owned Unencumbered:
1660 Peachtree	Atlanta, GA	1999	355	7,924,126	$23,602,563	$—	$1,511,988
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	—	4,846,720
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	113,516,196	—	363,964
345 S. Alexandria	Los Angeles, CA	1989	104	7,326,320	16,046,940	—	42,348
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,445	—	462,264
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	—	41,988
70 Greene	Jersey City, NJ	(F)	—	28,170,659	80,976,103	—	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	—	665,444
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	—	2,082,960
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	—	2,095,496
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	—	897,567
Alexandria at Lake Buena Vista	Orlando, FL	2000	336	11,760,000	40,542,177	—	1,608,218
Arrington Place Condominium Homes, LLC	Issaquah, WA	1988	85	3,891,971	9,595,975	—	797,115
Ashley Park at Brier Creek	Raleigh, NC	2002	374	5,610,000	31,467,489	—	1,929,396
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	—	5,004,834
Aspen Crossing	Silver Spring, MD	1979	192	2,880,000	8,551,377	—	2,815,658
Audubon Village	Tampa, FL	1990	447	3,576,000	26,121,909	—	2,461,534
Autumn River	Raleigh, NC	2002	284	3,408,000	20,890,457	—	750,976
Auvers Village	Orlando, FL	1991	480	3,840,000	29,322,243	—	4,777,770
Avanti	Anaheim, CA	1987	162	12,960,000	18,495,974	—	389,252
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	—	541,956
Azure Creek	Phoenix, AZ	2001	160	8,778,000	17,840,790	—	548,933
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	—	2,193,729
Bay Ridge	San Pedro, CA	1987	60	2,401,300	2,176,963	—	632,520
Bayside at the Islands	Gilbert, AZ	1989	272	3,306,484	15,573,006	—	2,260,569
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	—	3,053,484
Bella Vista I & II	Los Angeles, CA	2003	315	16,883,410	61,699,705	—	733,555
Bella Vista III	Woodland Hills, CA	2004-2007	264	14,799,344	58,390,472	—	30,646
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	—	675,369
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	—	(16,098)
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	—	3,783,626
Beneva Place	Sarasota, FL	1986	192	1,344,000	9,665,447	—	1,395,435
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	—	3,905,785
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	—	3,050,699
Brentwood	Vancouver, WA	1990	296	1,357,221	12,202,521	—	2,187,812
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,509	—	—
Bridgeport	Raleigh, NC	1990	276	1,296,700	11,666,278	—	1,888,186
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	—	1,492,087
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	—	687,578
Brookside II (MD)	Frederick, MD	1979	204	2,450,800	6,913,202	—	2,162,521
Cambridge Estates	Norwich, CT	1977	92	588,206	3,945,265	—	516,824
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	—	4,961,471
Canyon Crest	Santa Clarita, CA	1993	158	2,370,000	10,141,878	—	1,942,266
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,064	—	1,471,347
Carlyle	Dallas, TX	1993	180	1,890,000	14,155,000	—	851,068
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,368,058	—	3,089,357
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	—	8,731,235
Casa Capricorn	San Diego, CA	1981	192	1,262,700	11,365,093	—	2,954,759
Casa Ruiz	San Diego, CA	1976-1986	196	3,922,400	9,389,153	—	2,877,938
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	—	4,518,033
CenterPointe	Beaverton, OR	1996	264	3,421,535	15,708,853	—	2,309,749
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	—	1,773,058
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	—	276,542
Chandler Court	Chandler, AZ	1987	312	1,353,100	12,175,173	—	3,321,123
Chantecleer Lakes Condominium Homes	Naperville, IL	1986	2	52,439	128,689	—	44,144
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	—	1,366,418
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	—	528,424
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	—	1,080,436
Cimarron Ridge	Aurora, CO	1984	296	1,591,100	14,320,031	—	2,611,538
Citrus Falls	Tampa, FL	2003	273	8,190,000	28,890,880	—	74,811
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,992,518	—	685,824
Clarion	Decatur, GA	1990	217	1,504,300	13,537,919	—	1,725,874
Clarys Crossing	Columbia, MD	1984	198	891,000	15,489,721	—	1,721,620
Club at the Green	Beaverton, OR	1991	254	2,030,950	12,616,747	—	2,068,459
Coach Lantern	Scarborough, ME	1971/1981	90	452,900	4,405,723	—	878,275
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	—	1,681,305
Colinas Pointe	Denver, CO	1986	272	1,587,400	14,285,902	—	1,586,705
Collier Ridge	Atlanta, GA	1980	300	5,100,000	20,425,822	—	4,243,144
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,766	—	98,054
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	—	860,827
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,148,068	—	1,549,806
Copper Terrace	Orlando, FL	1989	300	1,200,000	17,887,868	—	3,069,613
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	—	1,888,579
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	—	2,801,953
Country Gables	Beaverton, OR	1991	288	1,580,500	14,215,444	—	2,944,305
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,590,391	—	873,846
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	—
Cove at Fishers Landing	Vancouver, WA	1993	253	2,277,000	15,656,887	—	872,610
Creekside Village	Mountlake Terrace, WA	1987	512	2,807,600	25,270,594	—	3,649,435
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	—	1,144,780
Crosspointe	Bellevue, WA	1984	67	3,200,000	9,554,365	—	—

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
EQR Wholly Owned Unencumbered:
1660 Peachtree	Atlanta, GA	$7,924,126	$25,114,551	$33,038,678	$(4,031,619)	$29,007,059	$—
2300 Elliott	Seattle, WA	796,800	12,020,445	12,817,245	(6,350,342)	6,466,903	—
2400 M St	Washington, D.C. (G)	30,006,593	113,880,160	143,886,753	(7,828,584)	136,058,169	—
345 S. Alexandria	Los Angeles, CA	7,326,320	16,089,288	23,415,608	—	23,415,608	—
420 East 80th Street	New York, NY	39,277,000	23,488,709	62,765,709	(2,106,951)	60,658,758	—
600 Washington	New York, NY (G)	32,852,000	43,182,539	76,034,539	(4,336,441)	71,698,098	—
70 Greene	Jersey City, NJ	28,170,659	80,976,103	109,146,762	—	109,146,762	—
71 Broadway	New York, NY (G)	22,611,600	78,157,615	100,769,215	(9,491,575)	91,277,640	—
Abington Glen	Abington, MA	553,105	5,780,357	6,333,462	(1,680,140)	4,653,322	—
Acacia Creek	Scottsdale, AZ	3,663,473	23,267,882	26,931,355	(8,416,505)	18,514,851	—
Alexander on Ponce	Atlanta, GA	9,900,000	36,716,589	46,616,589	(3,710,560)	42,906,029	—
Alexandria at Lake Buena Vista	Orlando, FL	11,760,000	42,150,394	53,910,394	(4,053,253)	49,857,141	—
Arrington Place Condominium Homes, LLC	Issaquah, WA	3,891,971	10,393,090	14,285,060	—	14,285,060	—
Ashley Park at Brier Creek	Raleigh, NC	5,610,000	33,396,886	39,006,886	(4,222,254)	34,784,632	—
Ashton, The	Corona Hills, CA	2,594,264	38,047,232	40,641,496	(13,803,677)	26,837,819	—
Aspen Crossing	Silver Spring, MD	2,880,000	11,367,035	14,247,035	(4,218,315)	10,028,720	—
Audubon Village	Tampa, FL	3,576,000	28,583,442	32,159,442	(9,624,469)	22,534,973	—
Autumn River	Raleigh, NC	3,408,000	21,641,432	25,049,432	(3,586,255)	21,463,177	—
Auvers Village	Orlando, FL	3,840,000	34,100,012	37,940,012	(11,267,197)	26,672,816	—
Avanti	Anaheim, CA	12,960,000	18,885,226	31,845,226	(1,352,210)	30,493,016	—
Avenue Royale	Jacksonville, FL	5,000,000	18,327,344	23,327,344	(2,244,450)	21,082,894	—
Azure Creek	Phoenix, AZ	8,778,000	18,389,723	27,167,723	(1,730,209)	25,437,514	—
Barrington Place	Oviedo, FL	6,990,000	17,934,554	24,924,554	(2,076,951)	22,847,603	—
Bay Ridge	San Pedro, CA	2,401,300	2,809,484	5,210,784	(1,192,176)	4,018,608	—
Bayside at the Islands	Gilbert, AZ	3,306,484	17,833,575	21,140,059	(6,769,808)	14,370,251	—
Bella Vista	Phoenix, AZ	2,978,879	23,694,817	26,673,696	(8,156,398)	18,517,298	—
Bella Vista I & II	Los Angeles, CA	16,883,410	62,433,261	79,316,671	(9,221,612)	70,095,059	—
Bella Vista III	Woodland Hills, CA	14,799,344	58,421,118	73,220,462	(1,062,965)	72,157,497	—
Bellagio Apartment Homes	Scottsdale, AZ	2,626,000	16,700,410	19,326,410	(2,416,803)	16,909,606	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	63,158	232,830	295,988	—	295,988	—
Bellevue Meadows	Bellevue, WA	4,507,100	16,358,441	20,865,541	(4,947,981)	15,917,560	—
Beneva Place	Sarasota, FL	1,344,000	11,060,881	12,404,881	(3,804,266)	8,600,615	—
Bermuda Cove	Jacksonville, FL	1,503,000	23,467,681	24,970,681	(8,058,845)	16,911,836	—
Bishop Park	Winter Park, FL	2,592,000	21,041,135	23,633,135	(7,687,681)	15,945,454	—
Brentwood	Vancouver, WA	1,357,221	14,390,334	15,747,555	(6,857,944)	8,889,611	—
Bridford Lakes II	Greensboro, NC	1,100,564	792,509	1,893,073	—	1,893,073	—
Bridgeport	Raleigh, NC	1,296,700	13,554,464	14,851,164	(6,950,178)	7,900,986	—
Bridgewater at Wells Crossing	Orange Park, FL	2,160,000	14,839,636	16,999,636	(4,639,329)	12,360,307	—
Brookside (CO)	Boulder, CO	3,600,400	10,898,737	14,499,137	(3,775,025)	10,724,112	—
Brookside II (MD)	Frederick, MD	2,450,800	9,075,723	11,526,523	(3,556,524)	7,969,999	—
Cambridge Estates	Norwich, CT	588,206	4,462,089	5,050,295	(1,240,352)	3,809,942	—
Camellero	Scottsdale, AZ	1,924,900	22,286,064	24,210,964	(11,335,871)	12,875,093	—
Canyon Crest	Santa Clarita, CA	2,370,000	12,084,144	14,454,144	(3,865,775)	10,588,370	—
Canyon Ridge	San Diego, CA	4,869,448	13,426,411	18,295,859	(4,879,675)	13,416,184	—
Carlyle	Dallas, TX	1,890,000	15,006,068	16,896,068	(2,820,248)	14,075,820	—
Carlyle Mill	Alexandria, VA	10,000,000	54,457,416	64,457,416	(9,110,592)	55,346,824	—
Carmel Terrace	San Diego, CA	2,288,300	29,327,516	31,615,816	(11,489,522)	20,126,294	—
Casa Capricorn	San Diego, CA	1,262,700	14,319,852	15,582,552	(5,904,619)	9,677,933	—
Casa Ruiz	San Diego, CA	3,922,400	12,267,091	16,189,491	(4,791,683)	11,397,808	—
Cascade at Landmark	Alexandria, VA	3,603,400	24,175,587	27,778,987	(9,242,729)	18,536,258	—
CenterPointe	Beaverton, OR	3,421,535	18,018,602	21,440,137	(4,718,402)	16,721,735	—
Centre Club	Ontario, CA	5,616,000	25,258,949	30,874,949	(6,825,242)	24,049,706	—
Centre Club II	Ontario, CA	1,820,000	9,805,440	11,625,440	(2,065,199)	9,560,241	—
Chandler Court	Chandler, AZ	1,353,100	15,496,296	16,849,396	(7,331,142)	9,518,253	—
Chantecleer Lakes Condominium Homes	Naperville, IL	52,439	172,833	225,272	(43,783)	181,488	—
Chatelaine Park	Duluth, GA	1,818,000	25,856,089	27,674,089	(8,460,378)	19,213,711	—
Chelsea Square	Redmond, WA	3,397,100	9,817,498	13,214,598	(3,397,534)	9,817,064	—
Chestnut Hills	Puyallup, WA	756,300	7,887,071	8,643,371	(3,244,332)	5,399,039	—
Cimarron Ridge	Aurora, CO	1,591,100	16,931,569	18,522,669	(7,299,703)	11,222,966	—
Citrus Falls	Tampa, FL	8,190,000	28,965,691	37,155,691	(1,108,535)	36,047,156	—
City View (GA)	Atlanta, GA (G)	6,440,800	20,678,342	27,119,142	(2,561,711)	24,557,431	—
Clarion	Decatur, GA	1,504,300	15,263,794	16,768,094	(5,646,742)	11,121,352	—
Clarys Crossing	Columbia, MD	891,000	17,211,341	18,102,341	(5,933,927)	12,168,414	—
Club at the Green	Beaverton, OR	2,030,950	14,685,207	16,716,157	(6,072,695)	10,643,461	—
Coach Lantern	Scarborough, ME	452,900	5,283,998	5,736,898	(2,010,617)	3,726,281	—
Coconut Palm Club	Coconut Creek, GA	3,001,700	19,360,233	22,361,933	(6,897,109)	15,464,824	—
Colinas Pointe	Denver, CO	1,587,400	15,872,607	17,460,007	(6,264,323)	11,195,683	—
Collier Ridge	Atlanta, GA	5,100,000	24,668,966	29,768,966	(8,552,469)	21,216,497	—
Colorado Pointe	Denver, CO	5,790,000	28,913,820	34,703,820	(2,217,896)	32,485,924	—
Copper Canyon	Highlands Ranch, CO	1,442,212	17,111,941	18,554,152	(5,355,172)	13,198,981	—
Copper Creek	Tempe, AZ	1,017,400	10,697,873	11,715,273	(4,224,469)	7,490,804	—
Copper Terrace	Orlando, FL	1,200,000	20,957,481	22,157,481	(7,187,795)	14,969,686	—
Cortona at Dana Park	Mesa, AZ	2,028,939	14,354,707	16,383,646	(5,489,277)	10,894,369	—
Country Brook	Chandler, AZ	1,505,219	32,344,488	33,849,707	(11,619,124)	22,230,583	—
Country Gables	Beaverton, OR	1,580,500	17,159,749	18,740,249	(7,249,147)	11,491,102	—
Cove at Boynton Beach I	Boynton Beach, FL	12,600,000	32,464,237	45,064,237	(3,929,117)	41,135,120	—
Cove at Boynton Beach II	Boynton Beach, FL	14,800,000	37,874,719	52,674,719	(4,519,617)	48,155,102	—
Cove at Fishers Landing	Vancouver, WA	2,277,000	16,529,497	18,806,497	(3,843,333)	14,963,164	—
Creekside Village	Mountlake Terrace, WA	2,807,600	28,920,029	31,727,629	(13,935,621)	17,792,008	—
Crescent at Cherry Creek	Denver, CO	2,594,000	16,294,250	18,888,250	(6,048,050)	12,840,200	—
Crosspointe	Bellevue, WA	3,200,000	9,554,365	12,754,365	—	12,754,365	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
Crosswinds	St. Petersburg, FL	1986	208	1,561,200	5,756,822	—	1,742,938
Crowntree Lakes	Orlando, FL	(F)	—	12,009,630	26,369,104	—	—
Crystal Village	Attleboro, MA	1974	91	1,369,000	4,989,028	—	2,326,875
Cypress Lake at Waterford	Orlando, Fl	2001	316	7,000,000	27,654,816	—	957,654
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	—	1,458,545
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	—	558,678
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	—	7,803,759
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	—	1,832,189
Desert Homes	Phoenix, AZ	1982	412	1,481,050	13,390,249	—	3,828,524
Duraleigh Woods	Raleigh, NC	1987	362	1,629,000	19,917,750	—	3,255,538
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	—	3,001,763
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	—	13,526,389
West End Apartments (fkaEmerson Place/CRP II)	Boston, MA (G)	(F)	—	—	138,440,092	—	40,874
Enclave at Lake Underhill	Orlando, FL	1989	312	9,359,688	29,539,347	—	462,208
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,344	—	557,180
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	—	1,184,275
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	—	1,089,375
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,352,160	—	250,895
Estates at Phipps	Atlanta, GA	1996	234	9,360,000	29,705,236	—	3,091,933
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	—	793,446
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	—	4,005,614
Fairland Gardens	Silver Spring, MD	1981	400	6,000,000	19,972,183	—	4,989,976
Fox Run (WA)	Federal Way, WA	1988	144	639,700	5,765,018	—	1,392,537
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	—	53,086
Foxcroft	Scarborough, ME	1977/1979	104	523,400	4,527,409	—	955,615
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	—	1,780,298
Gallery, The	Hermosa Beach,CA	1971	168	18,144,000	46,565,936	—	1,073,215
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	—	2,441,184
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	—	2,810,599
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	—	2,117,119
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	—	4,762,837
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	—	1,716,776
Glastonbury Center	Glastonbury, CT	1962	105	852,606	5,699,497	—	574,691
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	—	1,228,367
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	—	530,215
Greentree 1	Glen Burnie, MD	1973	350	3,912,968	11,784,021	—	8,633,840
Greentree 2	Glen Burnie, MD	1973	239	2,700,000	8,246,737	—	5,233,518
Greentree 3	Glen Burnie, MD	1973	207	2,380,443	7,270,294	—	4,473,940
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,370,757	—	349,474
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,845,025	—	652,657
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	—	2,378,719
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	—	1,344,056
Harborview	San Pedro, CA	1985	160	6,402,500	12,627,347	—	1,647,872
Harbour Town	Boca Raton, FL	1985	392	11,760,000	20,190,252	—	5,410,265
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	—	4,401,028
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	—	59,926
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	—	219,267
Heritage, The	Phoenix, AZ	1995	204	1,211,205	13,136,903	—	1,005,272
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	—	1,539,272
Heronfield	Kirkland, WA	1990	202	9,245,000	27,018,110	—	586,722
Hidden Lakes	Haltom City, TX	1996	312	1,872,000	20,242,109	—	1,589,567
Hidden Oaks	Cary, NC	1988	216	1,178,600	10,614,135	—	2,227,604
Hidden Palms	Tampa, FL	1986	256	2,049,600	6,345,885	—	2,055,742
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	—	1,802,796
Highland Glen II	Westwood, MA	2007	102	—	19,796,546	—	2,820
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	—	2,430,281
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,976	—	305,192
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,025,870	—	368,465
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	—	2,967,920
Indian Bend	Scottsdale, AZ	1973	277	1,075,700	9,800,330	—	2,775,060
Indian Tree	Arvada, CO	1982	168	881,225	4,552,815	—	1,835,640
Indigo Springs	Kent, WA	1991	278	1,270,500	11,446,902	—	2,391,074
Ivy Place	Atlanta, GA	1978	122	802,950	7,228,257	—	1,892,669
James Street Crossing	Kent, WA	1989	300	2,081,254	18,748,337	—	1,746,512
Junipers at Yarmouth	Yarmouth, ME	1970	225	1,355,700	7,860,135	—	2,274,297
Kempton Downs	Gresham, OR	1990	278	1,217,349	10,943,372	—	2,400,786
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,659,883	—	384,993
Key Isle at Windermere	Ocoee, FL	2000	282	8,460,000	31,761,470	—	240,639
Key Isle at Windermere II	Ocoee, FL	(F)	—	3,306,286	14,065,675	—	—
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	—	1,094,366
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	—	9,400,311
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	—	1,529,897
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	—	1,969,661
Lakes at Vinings	Atlanta, GA	1972/1975	464	6,498,000	21,832,252	—	3,219,665
Lakeshore at Preston	Plano, TX	1992	302	3,325,800	15,208,348	—	2,234,548
Lakeville Resort	Petaluma, CA	1984	492	2,736,500	24,610,651	—	4,532,675
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,530,806	—	2,020,856
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	—	4,669,554
Larkspur Woods	Sacramento, CA	1989/1993	232	5,802,900	14,576,106	—	1,607,728
Las Colinas at Black Canyon	Phoenix, AZ	(F)	—	—	710,850	—	—
Laurel Ridge	Chapel Hill, NC	1975	160	160,000	3,206,076	—	4,049,523
Laurel Ridge II	Chapel Hill, NC	(F)	—	22,551	—	—	—
Legends at Preston	Morrisville, NC	2000	382	3,056,000	27,150,092	—	976,510
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	—	2,008,955
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	—	2,109,187

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
Crosswinds	St. Petersburg, FL	1,561,200	7,499,759	9,060,959	(3,195,332)	5,865,627	—
Crowntree Lakes	Orlando, FL	12,009,630	26,369,104	38,378,734	—	38,378,734	—
Crystal Village	Attleboro, MA	1,369,000	7,315,903	8,684,903	(2,921,036)	5,763,867	—
Cypress Lake at Waterford	Orlando, Fl	7,000,000	28,612,470	35,612,470	(4,438,739)	31,173,731	—
Dartmouth Woods	Lakewood, CO	1,609,800	12,291,299	13,901,099	(4,944,374)	8,956,726	—
Dean Estates	Taunton, MA	498,080	3,888,239	4,386,318	(1,113,922)	3,272,396	—
Deerwood (SD)	San Diego, CA	2,082,095	26,543,575	28,625,670	(13,344,389)	15,281,281	—
Defoor Village	Atlanta, GA	2,966,400	12,402,400	15,368,800	(4,242,996)	11,125,804	—
Desert Homes	Phoenix, AZ	1,481,050	17,218,772	18,699,822	(7,978,688)	10,721,135	—
Duraleigh Woods	Raleigh, NC	1,629,000	23,173,287	24,802,287	(8,492,643)	16,309,644	—
Eagle Canyon	Chino Hills, CA	1,808,900	19,276,124	21,085,024	(7,680,650)	13,404,374	—
Emerson Place	Boston, MA (G)	14,855,000	71,093,024	85,948,024	(27,763,258)	58,184,767	—
West End Apartments (fkaEmerson Place/CRP II)	Boston, MA (G)	—	138,480,966	138,480,966	—	138,480,966	—
Enclave at Lake Underhill	Orlando, FL	9,359,688	30,001,555	39,361,242	(2,378,724)	36,982,518	—
Enclave at Waterways	Deerfield Beach, FL	15,000,000	33,751,524	48,751,524	(2,770,105)	45,981,419	—
Enclave at Winston Park	Coconut Creek, FL	5,560,000	21,123,599	26,683,599	(4,903,174)	21,780,425	—
Enclave, The	Tempe, AZ	1,500,192	20,370,774	21,870,966	(7,203,028)	14,667,938	—
Estates at Maitland Summit	Orlando, FL	9,520,000	28,603,054	38,123,054	(2,507,404)	35,615,650	—
Estates at Phipps	Atlanta, GA	9,360,000	32,797,169	42,157,169	(4,014,238)	38,142,931	—
Estates at Wellington Green	Wellington, FL	20,000,000	65,584,297	85,584,297	(5,970,164)	79,614,133	—
Fairfield	Stamford, CT (G)	6,510,200	43,695,734	50,205,934	(14,486,874)	35,719,060	—
Fairland Gardens	Silver Spring, MD	6,000,000	24,962,159	30,962,159	(8,707,077)	22,255,082	—
Fox Run (WA)	Federal Way, WA	639,700	7,157,555	7,797,255	(3,566,826)	4,230,430	—
Fox Run II (WA)	Federal Way, WA	80,000	1,339,225	1,419,225	(242,163)	1,177,062	—
Foxcroft	Scarborough, ME	523,400	5,483,024	6,006,424	(2,078,097)	3,928,327	—
Gables Grand Plaza	Coral Gables, FL (G)	—	46,381,298	46,381,298	(7,006,376)	39,374,922	—
Gallery, The	Hermosa Beach,CA	18,144,000	47,639,151	65,783,151	(3,269,803)	62,513,348	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1,896,600	19,511,978	21,408,578	(7,882,536)	13,526,043	—
Gatehouse on the Green	Plantation, FL	2,228,200	22,866,869	25,095,069	(9,323,846)	15,771,223	—
Gates of Redmond	Redmond, WA	2,306,100	14,181,134	16,487,234	(5,159,949)	11,327,285	—
Gateway at Malden Center	Malden, MA (G)	9,209,780	30,485,502	39,695,282	(5,737,966)	33,957,316	—
Gatewood	Pleasanton, CA	6,796,511	21,966,168	28,762,679	(4,010,809)	24,751,871	—
Glastonbury Center	Glastonbury, CT	852,606	6,274,188	7,126,794	(1,784,292)	5,342,502	—
Grandeville at River Place	Oviedo, FL	6,000,000	24,343,060	30,343,060	(3,984,699)	26,358,361	—
Greenfield Village	Rocky Hill , CT	911,534	6,623,634	7,535,168	(1,842,474)	5,692,693	—
Greentree 1	Glen Burnie, MD	3,912,968	20,417,861	24,330,829	(6,111,417)	18,219,412	—
Greentree 2	Glen Burnie, MD	2,700,000	13,480,254	16,180,254	(3,956,581)	12,223,674	—
Greentree 3	Glen Burnie, MD	2,380,443	11,744,234	14,124,677	(3,433,007)	10,691,670	—
Greenwood Park	Centennial, CO	4,365,000	38,720,231	43,085,231	(1,326,589)	41,758,642	—
Greenwood Plaza	Centennial, CO	3,990,000	36,497,682	40,487,682	(1,206,643)	39,281,039	—
Hammocks Place	Miami, FL	319,180	14,892,185	15,211,365	(7,677,231)	7,534,135	—
Hamptons	Puyallup, WA	1,119,200	11,419,900	12,539,100	(4,582,260)	7,956,840	—
Harborview	San Pedro, CA	6,402,500	14,275,219	20,677,719	(5,745,084)	14,932,636	—
Harbour Town	Boca Raton, FL	11,760,000	25,600,517	37,360,517	(8,403,442)	28,957,075	—
Hathaway	Long Beach, CA	2,512,500	27,012,939	29,525,439	(12,000,984)	17,524,455	—
Heights on Capitol Hill	Seattle, WA (G)	5,425,000	21,197,954	26,622,954	(1,162,064)	25,460,890	—
Heritage Ridge	Lynwood, WA	6,895,000	19,202,864	26,097,864	(1,874,146)	24,223,718	—
Heritage, The	Phoenix, AZ	1,211,205	14,142,176	15,353,381	(5,145,562)	10,207,818	—
Heron Pointe	Boynton Beach, FL	1,546,700	9,313,948	10,860,648	(3,836,004)	7,024,644	—
Heronfield	Kirkland, WA	9,245,000	27,604,832	36,849,832	(1,525,678)	35,324,154	—
Hidden Lakes	Haltom City, TX	1,872,000	21,831,676	23,703,676	(7,379,138)	16,324,538	—
Hidden Oaks	Cary, NC	1,178,600	12,841,739	14,020,339	(5,218,265)	8,802,074	—
Hidden Palms	Tampa, FL	2,049,600	8,401,627	10,451,227	(3,684,009)	6,767,217	—
Highland Glen	Westwood, MA	2,229,095	18,630,949	20,860,045	(4,566,387)	16,293,658	—
Highland Glen II	Westwood, MA	—	19,799,367	19,799,367	(358,327)	19,441,040	—
Highlands, The	Scottsdale, AZ	11,823,840	34,421,250	46,245,090	(2,828,545)	43,416,546	—
Hudson Crossing	New York, NY (G)	23,420,000	70,392,168	93,812,168	(8,690,311)	85,121,857	—
Hudson Pointe	Jersey City, NJ	5,148,500	41,394,335	46,542,834	(5,778,885)	40,763,950	—
Hunt Club II	Charlotte, NC	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1,597,500	17,335,784	18,933,284	(8,550,776)	10,382,508	—
Indian Bend	Scottsdale, AZ	1,075,700	12,575,390	13,651,090	(6,566,135)	7,084,955	—
Indian Tree	Arvada, CO	881,225	6,388,455	7,269,680	(3,673,118)	3,596,562	—
Indigo Springs	Kent, WA	1,270,500	13,837,975	15,108,475	(5,979,520)	9,128,956	—
Ivy Place	Atlanta, GA	802,950	9,120,925	9,923,875	(3,955,081)	5,968,795	—
James Street Crossing	Kent, WA	2,081,254	20,494,849	22,576,103	(7,570,161)	15,005,941	—
Junipers at Yarmouth	Yarmouth, ME	1,355,700	10,134,432	11,490,132	(4,268,213)	7,221,918	—
Kempton Downs	Gresham, OR	1,217,349	13,344,158	14,561,506	(6,436,619)	8,124,887	—
Kenwood Mews	Burbank, CA	14,100,000	25,044,876	39,144,876	(1,836,344)	37,308,531	—
Key Isle at Windermere	Ocoee, FL	8,460,000	32,002,109	40,462,109	(2,059,617)	38,402,492	—
Key Isle at Windermere II	Ocoee, FL	3,306,286	14,065,675	17,371,961	—	17,371,961	—
Kings Colony (FL)	Miami, FL	19,200,000	49,473,952	68,673,952	(4,780,658)	63,893,294	—
La Mirage	San Diego, CA	28,895,200	104,968,254	133,863,454	(38,916,187)	94,947,267	—
La Mirage IV	San Diego, CA	6,000,000	48,979,250	54,979,250	(10,639,104)	44,340,146	—
Laguna Clara	Santa Clara, CA	13,642,420	31,677,136	45,319,555	(4,953,579)	40,365,976	—
Lakes at Vinings	Atlanta, GA	6,498,000	25,051,917	31,549,917	(9,151,777)	22,398,140	—
Lakeshore at Preston	Plano, TX	3,325,800	17,442,896	20,768,696	(6,117,233)	14,651,462	—
Lakeville Resort	Petaluma, CA	2,736,500	29,143,326	31,879,826	(12,363,825)	19,516,001	—
Landings at Pembroke Lakes	Pembroke Pines, FL	17,900,000	26,551,661	44,451,661	(2,372,483)	42,079,179	—
Landings at Port Imperial	W. New York, NJ	27,246,045	42,410,604	69,656,649	(9,667,388)	59,989,261	—
Larkspur Woods	Sacramento, CA	5,802,900	16,183,835	21,986,735	(6,187,055)	15,799,680	—
Las Colinas at Black Canyon	Phoenix, AZ	—	710,850	710,850	—	710,850	—
Laurel Ridge	Chapel Hill, NC	160,000	7,255,599	7,415,599	(5,222,345)	2,193,254	—
Laurel Ridge II	Chapel Hill, NC	22,551	—	22,551	—	22,551	—
Legends at Preston	Morrisville, NC	3,056,000	28,126,603	31,182,603	(7,452,958)	23,729,645	—
Lexington Farm	Alpharetta, GA	3,521,900	24,897,260	28,419,160	(8,192,928)	20,226,232	—
Lexington Park	Orlando, FL	2,016,000	14,455,913	16,471,913	(5,202,695)	11,269,218	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,111	—	1,388,748
Lincoln Green	Pleasant Hill, CA	1973	252	15,000,000	24,335,549	—	3,860,341
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	—	2,827,760
Lofton Place	Tampa, FL	1988	280	2,240,000	16,679,214	—	2,458,150
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	183,940,619	—	33,745,271
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	—	346,175
Madison at Scofield Farms	Austin, TX	1996	260	2,080,000	14,597,971	—	1,879,016
Madison at Stone Creek	Austin, TX	1995	390	2,535,000	22,611,700	—	2,018,084
Madison at the Arboretum	Austin, TX	1995	161	1,046,500	9,638,269	—	2,064,189
Madison at Walnut Creek	Austin, TX	1994	342	2,737,600	14,623,574	—	1,976,522
Madison at Wells Branch	Austin, TX	1995	300	2,377,344	16,370,879	—	2,466,115
Madison on Melrose	Richardson, TX	1995	200	1,300,000	15,096,551	—	906,141
Magnolia at Whitlock	Marietta, GA	1971	152	132,979	1,526,005	—	3,870,849
Mariners Wharf (OLD)	Orange Park, FL	1989	272	1,861,200	16,744,951	—	2,720,844
Market Street Village	San Diego, CA	2006	229	13,740,000	40,777,683	—	200,473
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	—	2,319,642
Martha Lake	Lynnwood, WA	1991	155	821,200	7,405,070	—	1,624,188
Merrill Creek	Lakewood, WA	1994	149	814,200	7,330,606	—	791,349
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	—	104,986
Milano Terrace Private Residences	Scottsdale, AZ	1984	18	278,382	1,665,733	—	818,907
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	—	1,579,489
Millbrook Apartments Phase I	Alexandria, VA	1996	406	24,360,000	86,178,714	—	1,033,125
Mira Flores	Palm Beach Gardens, FL	1996	352	7,039,313	22,515,299	—	1,307,162
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,486,960	—	265,981
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	—	1,999,337
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,661,109	—	757,460
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,595	—	741,283
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	—	1,315,531
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	—	140,417
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	—	5,882,768
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	—	1,219,772
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	—	3,330,329
New River Cove	Davie, FL	1999	316	15,800,000	46,142,648	—	271,623
Northampton 2	Largo, MD	1988	276	1,513,500	14,246,990	—	2,962,068
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	—	9,330,029
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	—	2,507,751
Northwoods Village	Cary, NC	1986	228	1,369,700	11,460,337	—	2,346,172
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	—	2,486,502
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	—	1,698,167
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,376,841	—	1,535,341
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	—	886,708
Overlook Manor	Frederick, MD	1980/1985	108	1,299,100	3,930,931	—	1,692,596
Overlook Manor II	Frederick, MD	1980/1985	182	2,186,300	6,262,597	—	776,463
Paces Station	Atlanta, GA	1984-1988/1989	610	4,801,500	32,548,053	—	6,769,437
Pacific Cove at Playa Del Rey, LLC	Playa Del Ray, CA	1984	1	98,208	264,696	—	47,659
Palladia	Hillsboro, OR	2000	497	6,461,000	44,888,156	—	925,859
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,788,437	—	619,554
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	—	1,552,156
Paradise Pointe	Dania, FL	1987-1990	320	1,913,414	17,417,956	—	6,127,753
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,128	—	235,035
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,855,670	—	256,470
Parc Coliseum	New York, NY (G)	1910	176	52,654,000	23,043,967	—	619,432
Parc Vue at Lake Buena Vista	Orlando, FL	2000/2002	336	11,760,000	34,526,029	—	1,192,270
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	—	429,599
Park Bloomingdale Condominium Homes	Bloomingdale, IL	1989	70	980,935	4,960,292	—	1,849,234
Park Meadow	Gilbert, AZ	1986	225	835,217	15,120,769	—	1,936,950
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	—	3,912,844
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	—	2,896,537
Parkview Terrace	Redlands, CA	1986	558	4,969,200	35,653,777	—	10,441,918
Parkwood (CT)	East Haven, CT	1975	102	531,365	3,552,064	—	556,730
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	—	774,547
Pine Harbour	Orlando, FL	1991	366	1,664,300	14,970,915	—	2,922,990
Playa Pacifica	Hermosa Beach,CA	1972	285	35,100,000	33,473,822	—	5,933,956
Pointe at South Mountain	Phoenix, AZ	1988	364	2,228,800	20,059,311	—	2,693,839
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	—	1,748,952
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	—	5,465,381
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	—	3,448,319
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	—	6,412,206
Port Royale IV	Ft. Lauderdale, FL	(F)	—	—	26,997	—	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	—	1,483,517
Preserve at Briarcliff	Atlanta, GA	1994	182	6,370,000	17,714,254	—	248,581
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	—	1,319,837
Prime, The	Arlington, VA	2002	256	32,000,000	64,451,521	—	406,034
Promenade (FL)	St. Petersburg, FL	1994	334	2,124,193	25,804,037	—	3,415,447
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	—	2,069,947
Promenade at Peachtree	Chamblee, GA	2001	406	10,150,000	31,219,739	—	1,256,928
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	—	981,357
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	—	1,333,993
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	—	3,225,075
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	27,966,416	—	2,494,780
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	33,104,733	—	1,103,137
Ranch at Fossil Creek	Haltom City, TX	2003	274	1,715,435	16,829,282	—	518,489
Redlands Lawn and Tennis	Redlands, CA	1986	496	4,822,320	26,359,328	—	3,651,843
Redmond Ridge	Redmond, WA	(F)	—	6,975,705	36,015,240	—	299
Redmond Way	Redmond , WA	(F)	—	15,546,376	644,616	—	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	—	3,230,599

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
Liberty Park	Brain Tree, MA	5,977,504	28,137,859	34,115,363	(5,140,626)	28,974,737	—
Lincoln Green	Pleasant Hill, CA	15,000,000	28,195,890	43,195,890	(2,484,196)	40,711,694	—
Little Cottonwoods	Tempe, AZ	3,050,133	29,819,449	32,869,582	(10,957,034)	21,912,548	—
Lofton Place	Tampa, FL	2,240,000	19,137,364	21,377,364	(6,670,472)	14,706,893	—
Longfellow Place	Boston, MA (G)	53,164,160	217,685,890	270,850,050	(69,909,360)	200,940,690	—
Longview Place	Waltham, MA	20,880,000	90,601,684	111,481,684	(8,648,809)	102,832,875	—
Madison at Scofield Farms	Austin, TX	2,080,000	16,476,987	18,556,987	(4,755,658)	13,801,330	—
Madison at Stone Creek	Austin, TX	2,535,000	24,629,784	27,164,784	(8,400,734)	18,764,050	—
Madison at the Arboretum	Austin, TX	1,046,500	11,702,458	12,748,958	(4,017,210)	8,731,748	—
Madison at Walnut Creek	Austin, TX	2,737,600	16,600,096	19,337,696	(6,561,891)	12,775,805	—
Madison at Wells Branch	Austin, TX	2,377,344	18,836,994	21,214,339	(5,495,322)	15,719,016	—
Madison on Melrose	Richardson, TX	1,300,000	16,002,692	17,302,692	(5,286,379)	12,016,313	—
Magnolia at Whitlock	Marietta, GA	132,979	5,396,854	5,529,833	(3,926,208)	1,603,625	—
Mariners Wharf (OLD)	Orange Park, FL	1,861,200	19,465,795	21,326,995	(7,078,611)	14,248,384	—
Market Street Village	San Diego, CA	13,740,000	40,978,156	54,718,156	(1,929,626)	52,788,530	—
Marquessa	Corona Hills, CA	6,888,500	23,924,225	30,812,725	(9,064,156)	21,748,570	—
Martha Lake	Lynnwood, WA	821,200	9,029,259	9,850,459	(3,734,804)	6,115,655	—
Merrill Creek	Lakewood, WA	814,200	8,121,955	8,936,155	(3,164,386)	5,771,769	—
Metro on First	Seattle, WA (G)	8,540,000	12,314,967	20,854,967	(1,341,160)	19,513,806	—
Milano Terrace Private Residences	Scottsdale, AZ	278,382	2,484,640	2,763,022	(497,376)	2,265,646	—
Mill Creek	Milpitas, CA	12,858,693	58,747,992	71,606,685	(10,646,464)	60,960,222	—
Millbrook Apartments Phase I	Alexandria, VA	24,360,000	87,211,840	111,571,840	(7,647,495)	103,924,345	—
Mira Flores	Palm Beach Gardens, FL	7,039,313	23,822,461	30,861,774	(5,612,669)	25,249,105	—
Miramar Lakes	Miramar, FL	17,200,000	51,752,941	68,952,941	(3,675,897)	65,277,044	—
Mission Bay	Orlando, FL	2,432,000	23,622,897	26,054,897	(7,969,258)	18,085,639	—
Mission Verde, LLC	San Jose, CA	5,190,700	10,418,569	15,609,269	(3,441,051)	12,168,218	—
Missions at Sunbow	Chula Vista, CA	28,560,000	60,028,878	88,588,878	(6,413,035)	82,175,843	—
Montecito	Valencia, CA	8,400,000	26,024,677	34,424,677	(6,504,104)	27,920,573	—
Monterra in Mill Creek	Mill Creek, WA	2,800,000	13,395,540	16,195,540	(1,690,652)	14,504,888	—
Montierra (CA)	San Diego, CA	8,160,000	35,243,706	43,403,706	(9,241,040)	34,162,666	—
Morningside	Scottsdale, AZ	670,470	13,827,748	14,498,218	(5,085,929)	9,412,289	—
Mountain Terrace	Stevenson Ranch, CA	3,966,500	39,145,324	43,111,824	(15,224,331)	27,887,493	—
New River Cove	Davie, FL	15,800,000	46,414,271	62,214,271	(3,433,370)	58,780,902	—
Northampton 2	Largo, MD	1,513,500	17,209,058	18,722,558	(8,262,288)	10,460,271	—
Northlake (MD)	Germantown, MD	15,000,000	32,472,331	47,472,331	(3,774,917)	43,697,414	—
Northridge	Pleasant Hill, CA	5,527,800	17,199,455	22,727,255	(6,479,007)	16,248,249	—
Northwoods Village	Cary, NC	1,369,700	13,806,509	15,176,209	(5,586,820)	9,589,389	—
Oaks at Falls Church	Falls Church, VA	20,240,000	22,639,118	42,879,118	(1,999,884)	40,879,234	—
Ocean Crest	Solana Beach, CA	5,111,200	13,608,605	18,719,805	(4,664,445)	14,055,360	—
Olympus Towers	Seattle, WA (G)	14,752,034	74,912,182	89,664,216	(11,166,850)	78,497,366	—
Orchard Ridge	Lynnwood, WA	480,600	5,258,741	5,739,341	(2,640,993)	3,098,348	—
Overlook Manor	Frederick, MD	1,299,100	5,623,527	6,922,627	(2,284,460)	4,638,168	—
Overlook Manor II	Frederick, MD	2,186,300	7,039,060	9,225,360	(2,509,035)	6,716,325	—
Paces Station	Atlanta, GA	4,801,500	39,317,489	44,118,989	(15,799,922)	28,319,068	—
Pacific Cove at Playa Del Rey, LLC	Playa Del Ray, CA	98,208	312,355	410,563	—	410,563	—
Palladia	Hillsboro, OR	6,461,000	45,814,014	52,275,014	(10,934,782)	41,340,232	—
Palm Trace Landings	Davie, FL	38,400,000	106,407,991	144,807,991	(7,921,773)	136,886,218	—
Panther Ridge	Federal Way, WA	1,055,800	11,058,273	12,114,073	(4,575,981)	7,538,092	—
Paradise Pointe	Dania, FL	1,913,414	23,545,709	25,459,123	(10,438,380)	15,020,743	—
Parc 77	New York, NY (G)	40,504,000	18,260,163	58,764,163	(1,363,498)	57,400,664	—
Parc Cameron	New York, NY (G)	37,600,000	10,112,139	47,712,139	(973,444)	46,738,695	—
Parc Coliseum	New York, NY (G)	52,654,000	23,663,400	76,317,400	(1,574,005)	74,743,394	—
Parc Vue at Lake Buena Vista	Orlando, FL	11,760,000	35,718,299	47,478,299	(3,640,939)	43,837,360	—
Park at Turtle Run, The	Coral Springs, FL	15,420,000	36,494,228	51,914,228	(3,881,493)	48,032,735	—
Park Bloomingdale Condominium Homes	Bloomingdale, IL	980,935	6,809,526	7,790,461	(1,765,570)	6,024,891	—
Park Meadow	Gilbert, AZ	835,217	17,057,718	17,892,935	(6,260,298)	11,632,637	—
Park West (CA)	Los Angeles, CA	3,033,500	31,215,226	34,248,726	(14,054,430)	20,194,297	—
Parkside	Union City, CA	6,246,700	14,723,990	20,970,690	(5,853,232)	15,117,458	—
Parkview Terrace	Redlands, CA	4,969,200	46,095,695	51,064,895	(15,509,100)	35,555,795	—
Parkwood (CT)	East Haven, CT	531,365	4,108,794	4,640,158	(1,156,114)	3,484,044	—
Phillips Park	Wellesley, MA	816,922	6,235,502	7,052,424	(1,600,260)	5,452,163	—
Pine Harbour	Orlando, FL	1,664,300	17,893,905	19,558,205	(9,046,317)	10,511,888	—
Playa Pacifica	Hermosa Beach,CA	35,100,000	39,407,778	74,507,778	(3,700,875)	70,806,903	—
Pointe at South Mountain	Phoenix, AZ	2,228,800	22,753,150	24,981,950	(9,061,184)	15,920,767	—
Polos East	Orlando, FL	1,386,000	20,807,572	22,193,572	(7,089,445)	15,104,128	—
Port Royale	Ft. Lauderdale, FL (G)	1,754,200	21,255,254	23,009,454	(9,295,809)	13,713,644	—
Port Royale II	Ft. Lauderdale, FL (G)	1,022,200	12,651,485	13,673,685	(5,128,121)	8,545,564	—
Port Royale III	Ft. Lauderdale, FL (G)	7,454,900	21,138,008	28,592,908	(7,828,857)	20,764,051	—
Port Royale IV	Ft. Lauderdale, FL	—	26,997	26,997	—	26,997	—
Portofino	Chino Hills, CA	3,572,400	16,144,511	19,716,911	(5,872,739)	13,844,172	—
Preserve at Briarcliff	Atlanta, GA	6,370,000	17,962,835	24,332,835	(1,124,512)	23,208,323	—
Preserve at Deer Creek	Deerfield Beach, FL	13,500,000	61,331,045	74,831,045	(9,513,890)	65,317,155	—
Prime, The	Arlington, VA	32,000,000	64,857,555	96,857,555	(3,837,144)	93,020,411	—
Promenade (FL)	St. Petersburg, FL	2,124,193	29,219,484	31,343,678	(10,006,699)	21,336,979	—
Promenade at Aventura	Aventura, FL	13,320,000	32,423,695	45,743,695	(8,225,385)	37,518,311	—
Promenade at Peachtree	Chamblee, GA	10,150,000	32,476,668	42,626,668	(4,769,449)	37,857,219	—
Promenade at Town Center I	Valencia, CA	14,700,000	36,371,635	51,071,635	(5,859,872)	45,211,763	—
Promenade at Wyndham Lakes	Coral Springs, FL	6,640,000	28,077,752	34,717,752	(7,612,433)	27,105,320	—
Promontory Pointe I & II	Phoenix, AZ	2,355,509	33,646,914	36,002,423	(12,336,109)	23,666,315	—
Prospect Towers	Hackensack, NJ	3,926,600	30,461,196	34,387,796	(11,197,014)	23,190,783	—
Prospect Towers II	Hackensack, NJ	4,500,000	34,207,869	38,707,869	(6,975,698)	31,732,171	—
Ranch at Fossil Creek	Haltom City, TX	1,715,435	17,347,771	19,063,206	(3,066,508)	15,996,697	—
Redlands Lawn and Tennis	Redlands, CA	4,822,320	30,011,172	34,833,492	(11,140,908)	23,692,584	—
Redmond Ridge	Redmond, WA	6,975,705	36,015,540	42,991,245	(10)	42,991,235	—
Redmond Way	Redmond , WA	15,546,376	644,616	16,190,992	—	16,190,992	—
Regency Palms	Huntington Beach, CA	1,857,400	19,943,852	21,801,252	(8,931,251)	12,870,001	—

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
Regency Park	Centreville, VA	1989	252	2,521,500	16,200,666	—	7,081,348
Remington Place	Phoenix, AZ	1983	412	1,492,750	13,377,478	—	3,783,993
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	—	1,132,493
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	—	263,628
Reserve at Moreno Valley Ranch	Moreno Valley, CA	2005	176	8,800,000	26,151,298	—	82,171
Reserve at Town Center II (WA)	Mill Creek, WA	(F)	—	4,310,417	1,153,399	—	—
Residences at Little River	Haverhill, MA	2003	174	6,905,138	19,172,747	—	321,098
Ridgewood Village	San Diego, CA	1997	192	5,761,500	14,032,511	—	973,218
Ridgewood Village II	San Diego, CA	1997	216	6,048,000	19,971,537	—	174,360
River Stone Ranch	Austin, TX	1998	448	5,376,000	27,004,185	—	1,579,737
Rivers Edge	Waterbury, CT	1974	156	781,900	6,561,167	—	1,111,099
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	—	1,547,296
Riviera at West Village	Dallas, TX	1995	150	6,534,000	14,749,422	—	1,423,129
Rock Creek	Carrboro, NC	1986	188	895,700	8,062,543	—	1,993,740
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	—	674,292
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	—	2,244,201
Sabal Palm at Boot Ranch	Palm Harbor, FL	1996	432	3,888,000	28,923,692	—	2,505,791
Sabal Palm at Carrollwood Place	Tampa, FL	1995	432	3,888,000	26,911,542	—	1,772,561
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	—	2,498,986
Sabal Palm at Metrowest	Orlando, FL	1998	411	4,110,000	38,394,865	—	2,835,986
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	—	1,901,325
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	—	3,008,839
Saddle Ridge	Ashburn, VA	1989	216	1,364,800	12,283,616	—	1,772,747
Sage Condominium Homes, LLC	Everett, WA	2002	123	2,500,000	12,020,856	—	240,533
Sailboat Bay	Raleigh, NC	1986	192	960,000	8,797,580	—	1,215,487
San Marcos Apartments	Scottsdale, AZ	1995	320	20,000,000	31,261,609	—	566,099
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,114,542	—	2,300,750
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,422,607	—	1,950,935
Savoy III	Aurora, CO	(F)	—	659,165	1,327,403	—	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	—	3,056,887
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	—	2,204,741
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	—	893,913
Shadow Lake	Doraville, GA	1989	228	1,140,000	13,117,277	—	988,218
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	—	5,088,045
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,157,694	—	442,873
Sheridan Ocean Club	Dania Beach, FL	1991	328	16,400,000	29,672,330	—	735,628
Silver Springs (FL)	Jacksonville, FL	1985	432	1,831,100	16,474,735	—	4,979,915
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	—	1,290,035
Sommerset Place	Raleigh, NC	1983	144	360,000	7,800,206	—	1,111,233
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	—	818,987
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	—	2,114,135
South Palm Place Condominium Homes	Tamarac, FL	1991	6	51,877	471,571	—	242,060
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	—	1,698,711
Spring Hill Commons	Acton, MA	1973	105	1,107,436	7,402,980	—	2,631,919
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	—	1,216,053
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	—	439,364
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	—	1,855,676
Sturbridge Meadows	Sturbridge, MA	1985	104	702,447	4,695,714	—	759,514
Summer Ridge	Riverside, CA	1985	136	602,400	5,422,807	—	1,831,510
Summerset Village II	Chatsworth, CA	(F)	—	260,646	—	—	—
Summerwood	Hayward, CA	1982	162	4,866,600	6,942,743	—	1,150,701
Summit at Lake Union	Seattle, WA	1995 -1997	150	1,424,700	12,852,461	—	1,742,226
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	—	2,439,044
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	—	962,099
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	—	2,431,015
Tamarlane	Portland, ME	1986	115	690,900	5,153,633	—	694,021
Timber Hollow	Chapel Hill, NC	1986	198	800,000	11,219,537	—	1,558,075
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	—	579,950
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	—	4,939,062
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	—	156,052
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	32,014,299	—	143,444
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	—	648,128
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	—	1,576,666
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	—	2,130,279
Turnberry Isle	Dallas, TX	1994	187	2,992,000	15,287,285	—	728,167
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	—	1,274,268
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,705,311	—	773,255
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	—	1,181,095
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	—	2,825,246
Via Ventura	Scottsdale, AZ	1980	328	1,351,785	13,382,006	—	7,471,333
Victor on Venice	Los Angeles, CA	2006	116	10,350,000	35,430,461	—	31,063
View Pointe	Riverside, CA	1998	208	10,400,000	26,315,150	—	1,020,549
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	—	3,934,348
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	—	1,622,847
Village Oaks	Austin, TX	1984	280	1,186,000	10,663,736	—	3,254,410
Village of Newport	Kent, WA	1987	100	416,300	3,756,582	—	661,878
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	—	702,087
Vista Del Lago	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	—	7,963,522
Vista Grove	Mesa, AZ	1997/1998	224	1,341,796	12,157,045	—	1,035,597
Waterford (Jax) II	Jacksonville, FL	(F)	—	566,923	62,373	—	—
Waterford at Deerwood	Jacksonville, FL	1985	248	1,696,000	10,659,702	—	2,318,705
Waterford at the Lakes	Kent, WA	1990	344	3,100,200	16,140,924	—	2,000,633
Waterside	Reston, VA	1984	276	20,700,000	27,474,388	—	5,177,352
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	—	587,384
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	—	1,951,070
Westfield Village	Centerville, VA	1988	228	7,000,000	23,245,834	—	4,118,919

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
Regency Park	Centreville, VA	2,521,500	23,282,013	25,803,513	(7,619,234)	18,184,280	—
Remington Place	Phoenix, AZ	1,492,750	17,161,471	18,654,221	(8,077,958)	10,576,263	—
Reserve at Clarendon Centre, The	Arlington, VA (G)	10,500,000	53,945,428	64,445,428	(8,384,025)	56,061,403	—
Reserve at Eisenhower, The	Alexandria, VA	6,500,000	34,848,687	41,348,687	(6,393,167)	34,955,521	—
Reserve at Moreno Valley Ranch	Moreno Valley, CA	8,800,000	26,233,469	35,033,469	(2,162,466)	32,871,003	—
Reserve at Town Center II (WA)	Mill Creek, WA	4,310,417	1,153,399	5,463,817	—	5,463,817	—
Residences at Little River	Haverhill, MA	6,905,138	19,493,845	26,398,983	(3,215,547)	23,183,436	—
Ridgewood Village	San Diego, CA	5,761,500	15,005,729	20,767,229	(5,175,792)	15,591,437	—
Ridgewood Village II	San Diego, CA	6,048,000	20,145,897	26,193,897	(4,997,685)	21,196,211	—
River Stone Ranch	Austin, TX	5,376,000	28,583,922	33,959,922	(5,355,285)	28,604,636	—
Rivers Edge	Waterbury, CT	781,900	7,672,266	8,454,166	(2,742,881)	5,711,285	—
Riverview Condominiums	Norwalk, CT	2,300,000	8,954,026	11,254,026	(3,049,528)	8,204,498	—
Riviera at West Village	Dallas, TX	6,534,000	16,172,551	22,706,551	(1,977,936)	20,728,615	—
Rock Creek	Carrboro, NC	895,700	10,056,283	10,951,983	(4,341,233)	6,610,750	—
Rosecliff	Quincy, MA	5,460,000	16,395,861	21,855,861	(4,764,037)	17,091,825	—
Royal Oaks (FL)	Jacksonville, FL	1,988,000	15,889,318	17,877,318	(5,460,576)	12,416,742	—
Sabal Palm at Boot Ranch	Palm Harbor, FL	3,888,000	31,429,483	35,317,483	(10,533,957)	24,783,526	—
Sabal Palm at Carrollwood Place	Tampa, FL	3,888,000	28,684,103	32,572,103	(9,526,605)	23,045,498	—
Sabal Palm at Lake Buena Vista	Orlando, FL	2,800,000	26,186,879	28,986,879	(8,936,995)	20,049,884	—
Sabal Palm at Metrowest	Orlando, FL	4,110,000	41,230,851	45,340,851	(13,600,290)	31,740,561	—
Sabal Palm at Metrowest II	Orlando, FL	4,560,000	35,808,608	40,368,608	(11,706,633)	28,661,975	—
Sabal Pointe	Coral Springs, FL	1,951,600	20,579,347	22,530,947	(8,772,321)	13,758,626	—
Saddle Ridge	Ashburn, VA	1,364,800	14,056,364	15,421,164	(6,207,600)	9,213,564	—
Sage Condominium Homes, LLC	Everett, WA	2,500,000	12,261,388	14,761,388	—	14,761,388	—
Sailboat Bay	Raleigh, NC	960,000	10,013,067	10,973,067	(3,538,287)	7,434,780	—
San Marcos Apartments	Scottsdale, AZ	20,000,000	31,827,709	51,827,709	(2,560,969)	49,266,740	—
Savannah at Park Place	Atlanta, GA	7,696,095	36,415,292	44,111,387	(5,609,932)	38,501,455	—
Savannah Lakes	Boynton Beach, FL	7,000,000	32,373,542	39,373,542	(7,567,441)	31,806,101	—
Savoy III	Aurora, CO	659,165	1,327,403	1,986,568	—	1,986,568	—
Seeley Lake	Lakewood, WA	2,760,400	27,902,173	30,662,573	(10,929,411)	19,733,162	—
Seventh & James	Seattle, WA	663,800	8,179,544	8,843,344	(3,634,758)	5,208,587	—
Shadow Creek	Winter Springs, FL	6,000,000	22,613,681	28,613,681	(3,507,516)	25,106,165	—
Shadow Lake	Doraville, GA	1,140,000	14,105,495	15,245,495	(4,801,622)	10,443,872	—
Sheffield Court	Arlington, VA	3,342,381	36,425,377	39,767,758	(16,670,283)	23,097,475	—
Sheridan Lake Club	Dania Beach, FL	12,000,000	23,600,566	35,600,566	(878,642)	34,721,924	—
Sheridan Ocean Club	Dania Beach, FL	16,400,000	30,407,959	46,807,959	(1,793,392)	45,014,567	—
Silver Springs (FL)	Jacksonville, FL	1,831,100	21,454,650	23,285,750	(9,315,413)	13,970,337	—
Skylark	Union City, CA	1,781,600	18,021,951	19,803,551	(6,109,928)	13,693,623	—
Sommerset Place	Raleigh, NC	360,000	8,911,439	9,271,439	(3,181,124)	6,090,316	—
Sonata at Cherry Creek	Denver, CO	5,490,000	18,949,467	24,439,467	(4,803,361)	19,636,106	—
Sonoran	Phoenix, AZ	2,361,922	33,955,859	36,317,781	(12,180,556)	24,137,224	—
South Palm Place Condominium Homes	Tamarac, FL	51,877	713,631	765,508	(142,610)	622,898	—
Southwood	Palo Alto, CA	6,936,600	16,022,780	22,959,380	(5,659,014)	17,300,366	—
Spring Hill Commons	Acton, MA	1,107,436	10,034,899	11,142,334	(2,287,963)	8,854,371	—
St. Andrews at Winston Park	Coconut Creek, FL	5,680,000	21,028,143	26,708,143	(4,920,908)	21,787,236	—
Stoneleigh at Deerfield	Alpharetta, GA	4,810,000	30,438,960	35,248,960	(4,072,782)	31,176,178	—
Stoney Creek	Lakewood, WA	1,215,200	12,793,810	14,009,010	(5,002,710)	9,006,300	—
Sturbridge Meadows	Sturbridge, MA	702,447	5,455,229	6,157,676	(1,460,940)	4,696,735	—
Summer Ridge	Riverside, CA	602,400	7,254,317	7,856,717	(3,103,775)	4,752,943	—
Summerset Village II	Chatsworth, CA	260,646	—	260,646	—	260,646	—
Summerwood	Hayward, CA	4,866,600	8,093,444	12,960,044	(3,035,392)	9,924,652	—
Summit at Lake Union	Seattle, WA	1,424,700	14,594,688	16,019,388	(5,739,464)	10,279,924	—
Sunforest	Davie, FL	10,000,000	34,563,894	44,563,894	(6,386,099)	38,177,795	—
Surrey Downs	Bellevue, WA	3,057,100	8,810,717	11,867,817	(3,154,238)	8,713,579	—
Sycamore Creek	Scottsdale, AZ	3,152,000	21,514,743	24,666,743	(8,283,039)	16,383,703	—
Tamarlane	Portland, ME	690,900	5,847,654	6,538,554	(2,320,667)	4,217,887	—
Timber Hollow	Chapel Hill, NC	800,000	12,777,611	13,577,611	(4,428,748)	9,148,864	—
Tortuga Bay	Orlando, FL	6,280,000	32,701,729	38,981,729	(4,023,614)	34,958,115	—
Toscana	Irvine, CA	39,410,000	55,745,134	95,155,134	(14,772,794)	80,382,340	—
Townes at Herndon	Herndon, VA	10,900,000	49,372,177	60,272,177	(4,019,028)	56,253,150	—
Tradition at Alafaya	Oviedo, FL	7,590,000	32,157,743	39,747,743	(2,851,671)	36,896,071	—
Trump Place, 140 Riverside	New York, NY (G)	103,539,100	94,730,852	198,269,952	(10,053,914)	188,216,038	—
Trump Place, 160 Riverside	New York, NY (G)	139,933,500	192,541,411	332,474,911	(18,786,105)	313,688,806	—
Trump Place, 180 Riverside	New York, NY (G)	144,968,250	140,476,960	285,445,210	(14,720,438)	270,724,772	—
Turnberry Isle	Dallas, TX	2,992,000	16,015,452	19,007,452	(2,301,027)	16,706,425	—
Tuscany at Lindbergh	Atlanta, GA	9,720,000	42,148,291	51,868,291	(4,664,179)	47,204,112	—
Uptown Square	Denver, CO (G)	17,492,000	101,478,566	118,970,566	(8,826,786)	110,143,780	—
Valencia Plantation	Orlando, FL	873,000	14,000,472	14,873,472	(4,582,693)	10,290,779	—
Versailles	Woodland Hills, CA	12,650,000	36,481,539	49,131,539	(6,352,060)	42,779,478	—
Via Ventura	Scottsdale, AZ	1,351,785	20,853,339	22,205,124	(12,251,640)	9,953,484	—
Victor on Venice	Los Angeles, CA	10,350,000	35,461,524	45,811,524	(1,992,301)	43,819,224	—
View Pointe	Riverside, CA	10,400,000	27,335,699	37,735,699	(2,701,092)	35,034,607	—
Villa Solana	Laguna Hills, CA	1,665,100	18,920,025	20,585,125	(9,857,936)	10,727,189	—
Village at Lakewood	Phoenix, AZ	3,166,411	15,481,937	18,648,348	(5,935,930)	12,712,417	—
Village Oaks	Austin, TX	1,186,000	13,918,146	15,104,146	(5,614,268)	9,489,878	—
Village of Newport	Kent, WA	416,300	4,418,460	4,834,760	(2,220,106)	2,614,655	—
Virgil Square	Los Angeles, CA	5,500,000	15,918,700	21,418,700	(1,830,214)	19,588,486	—
Vista Del Lago	Mission Viejo, CA	4,525,800	48,699,815	53,225,615	(24,073,071)	29,152,544	—
Vista Grove	Mesa, AZ	1,341,796	13,192,642	14,534,438	(4,693,015)	9,841,424	—
Waterford (Jax) II	Jacksonville, FL	566,923	62,373	629,296	—	629,296	—
Waterford at Deerwood	Jacksonville, FL	1,696,000	12,978,407	14,674,407	(4,789,667)	9,884,740	—
Waterford at the Lakes	Kent, WA	3,100,200	18,141,556	21,241,756	(7,408,357)	13,833,399	—
Waterside	Reston, VA	20,700,000	32,651,739	53,351,739	(3,432,271)	49,919,468	—
Webster Green	Needham, MA	1,418,893	10,072,390	11,491,283	(2,617,156)	8,874,127	—
Welleby Lake Club	Sunrise, FL	3,648,000	19,571,950	23,219,950	(6,699,026)	16,520,924	—
Westfield Village	Centerville, VA	7,000,000	27,364,753	34,364,753	(4,216,168)	30,148,585

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
Westridge	Tacoma, WA	1987 -1991	714	3,501,900	31,506,082	—	4,883,555
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	—	203,860
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	—	83,036
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	—	128,399
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	—	128,514
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	—	226,552
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	—	180,077
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	—	239,811
Whispering Oaks	Walnut Creek, CA	1974	316	2,170,800	19,539,586	—	3,398,965
Willow Trail	Norcross, GA	1985	224	1,120,000	11,412,982	—	1,136,452
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	—	1,087,446
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	—	3,651,790
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	—	604,437
Windmont	Atlanta, GA	1988	178	3,204,000	7,128,448	—	1,103,229
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	—	4,288,025
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	—	2,513,423
Woodbridge II	Cary, GA	1993 -1995	216	1,244,600	11,243,364	—	1,689,956
Woodland Hills	Decatur, GA	1985	228	1,224,600	11,010,681	—	2,863,450
Woodside	Lorton, VA	1987	252	1,326,000	12,510,903	—	5,302,637
Yarmouth Woods	Yarmouth, ME	1971- 1978	138	692,800	6,096,155	—	1,414,987
Management Business	Chicago, IL	(D)	—	—	—	—	77,877,640
Operating Partnership	Chicago, IL	(F)	—	—	814,597	—	—
EQR Wholly Owned Unencumbered			89,501	2,574,262,769	8,278,952,125	—	808,755,233

EQR Wholly Owned Encumbered:
740 River Drive	St. Paul, MN	1962	163	1,626,700	11,234,943	—	3,630,026
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	—	1,855,123
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	—	4,209,691
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	—	6,657
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	—	1,806,971
Amberton	Manassas, VA	1986	190	900,600	11,921,815	—	2,158,191
Arbor Terrace	Sunnyvale, CA	1979	174	9,057,300	18,483,642	—	1,790,232
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	—	1,477,994
Arboretum at Stonelake	Austin, TX	1996	408	6,120,000	24,069,023	—	2,241,418
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	—	2,598,724
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	—	3,367
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	—	495,409
Avon Place	Avon, CT	1973	163	1,788,943	12,440,003	—	846,346
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	—	6,529
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	—	437,847
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	—	51,061
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	—	441,407
Bradley Park	Puyallup, WA	1999	155	3,813,000	18,313,645	—	205,366
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	—	1,034,287
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	—	1,137,393
Brookside (MD)	Frederick, MD	1993	228	2,736,000	7,934,069	—	1,706,271
Brooksyde Apts	West Hartford, CT	1945	80	594,711	3,975,523	—	548,728
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	—	12,878,270
Cape House I	Jacksonville, FL	1998	240	4,800,000	22,481,691	—	(800)
Cape House II	Jacksonville, FL	1998	240	4,800,000	22,225,455	—	(1,200)
Cedar Glen	Reading, MA	1980	114	1,248,505	8,346,003	—	980,284
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	—	181,096
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	—	1,075,856
Chestnut Glen	Abington, MA	1983	130	1,178,965	7,881,139	—	744,403
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	—	1,380,061
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	—	252,596
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	—	2,492,434
Club at Tanasbourne	Hillsboro, OR	1990	352	3,521,300	16,257,934	—	2,708,990
Coachlight Village	Agawam, MA	1967	88	501,726	3,353,933	—	299,361
Colonial Village	Plainville, CT	1968	104	693,575	4,636,410	—	747,850
Conway Court	Roslindale, MA	1920	28	101,451	710,524	—	182,997
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	—	2,309,580
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	—	1,165,959
Creekside Homes at Legacy	Plano. TX	1998	380	4,560,000	32,275,748	—	2,157,476
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	—	5,292,364
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	—	2,705,403
Eastbridge	Dallas, TX	1998	169	3,380,000	11,860,382	—	734,248
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	—	1,090,178
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	—	5,139
Fireside Park	Rockville, MD	1961	236	4,248,000	9,977,101	—	2,555,476
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	—	1,400,423
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	—	919,201
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	—	13,861
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	—	1,550,725
Glen Grove	Wellesley, MA	1979	125	1,344,601	8,988,383	—	780,240
Glen Meadow	Franklin, MA	1971	288	2,339,330	17,796,431	—	2,396,931
Gosnold Grove	East Falmouth, MA	1978	33	124,296	830,891	—	242,101
Greenhaven	Union City, CA	1983	250	7,507,000	15,210,399	—	1,919,360
Greenhouse - Frey Road	Kennesaw, GA	1985	489	2,467,200	22,187,443	—	4,369,310
Greenhouse - Roswell	Roswell, GA	1985	236	1,220,000	10,974,727	—	2,186,257
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	—	1,223,638
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,829,432	—	2,348,454
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	—	351,085
Heritage Green	Sturbridge, MA	1974	130	835,313	5,583,898	—	925,677
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	—	417,769
Highland Point	Aurora, CO	1984	319	1,631,900	14,684,439	—	1,979,510

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
Westridge	Tacoma, WA	3,501,900	36,389,638	39,891,538	(14,471,581)	25,419,956	—
Westside Villas I	Los Angeles, CA	1,785,000	3,437,114	5,222,114	(961,175)	4,260,939	—
Westside Villas II	Los Angeles, CA	1,955,000	3,624,471	5,579,471	(906,430)	4,673,041	—
Westside Villas III	Los Angeles, CA	3,060,000	5,667,270	8,727,270	(1,431,674)	7,295,596	—
Westside Villas IV	Los Angeles, CA	3,060,000	5,667,904	8,727,904	(1,417,186)	7,310,717	—
Westside Villas V	Los Angeles, CA	5,100,000	9,451,038	14,551,038	(2,370,108)	12,180,929	—
Westside Villas VI	Los Angeles, CA	1,530,000	3,203,600	4,733,600	(813,756)	3,919,844	—
Westside Villas VII	Los Angeles, CA	4,505,000	10,998,710	15,503,710	(2,187,127)	13,316,583	—
Whispering Oaks	Walnut Creek, CA	2,170,800	22,938,551	25,109,351	(9,792,385)	15,316,965	—
Willow Trail	Norcross, GA	1,120,000	12,549,434	13,669,434	(4,346,608)	9,322,825	—
Wimberly at Deerwood	Jacksonville, FL	8,000,000	31,144,660	39,144,660	(3,145,168)	35,999,492	—
Winchester Park	Riverside, RI	2,822,618	22,520,415	25,343,034	(6,965,386)	18,377,648	—
Winchester Wood	Riverside, RI	683,215	5,171,591	5,854,807	(1,313,688)	4,541,119	—
Windmont	Atlanta, GA	3,204,000	8,231,678	11,435,678	(2,496,868)	8,938,810	—
Windsor at Fair Lakes	Fairfax, VA	10,000,000	32,875,134	42,875,134	(4,805,270)	38,069,863	—
Wood Creek (CA)	Pleasant Hill, CA	9,729,900	25,523,191	35,253,091	(9,544,934)	25,708,158	—
Woodbridge II	Cary, GA	1,244,600	12,933,320	14,177,920	(5,428,162)	8,749,758	—
Woodland Hills	Decatur, GA	1,224,600	13,874,130	15,098,730	(6,141,303)	8,957,427	—
Woodside	Lorton, VA	1,326,000	17,813,540	19,139,540	(7,729,366)	11,410,174	—
Yarmouth Woods	Yarmouth, ME	692,800	7,511,143	8,203,943	(2,870,416)	5,333,527	—
Management Business	Chicago, IL	—	77,877,640	77,877,640	(40,112,199)	37,765,441	—
Operating Partnership	Chicago, IL	—	814,597	814,597	—	814,597	—
EQR Wholly Owned Unencumbered		2,574,262,769	9,087,707,358	11,661,970,127	(2,097,077,530)	9,564,892,597	—

EQR Wholly Owned Encumbered:
740 River Drive	St. Paul, MN	1,626,700	14,864,968	16,491,668	(6,325,709)	10,165,959	4,772,907
929 House	Cambridge, MA (G)	3,252,993	23,600,718	26,853,711	(6,159,817)	20,693,895	3,814,940
Academy Village	North Hollywood, CA	25,000,000	27,802,885	52,802,885	(3,354,267)	49,448,618	20,000,000
Acton Courtyard	Berkeley, CA (G)	5,550,000	15,792,166	21,342,166	(760,837)	20,581,329	9,920,000
Alborada	Fremont, CA	24,310,000	61,021,100	85,331,100	(16,632,264)	68,698,836	(O	)
Amberton	Manassas, VA	900,600	14,080,005	14,980,605	(5,562,706)	9,417,899	10,705,000
Arbor Terrace	Sunnyvale, CA	9,057,300	20,273,874	29,331,174	(6,786,523)	22,544,651	(L	)
Arboretum (MA)	Canton, MA	4,685,900	12,470,745	17,156,645	(4,422,702)	12,733,943	(I	)
Arboretum at Stonelake	Austin, TX	6,120,000	26,310,440	32,430,440	(4,949,258)	27,481,182	14,970,000
Arden Villas	Orlando, FL	5,500,000	31,199,520	36,699,520	(3,556,543)	33,142,978	23,128,732
Artech Building	Berkeley, CA (G)	1,642,000	9,155,885	10,797,885	(363,105)	10,434,781	3,200,000
Artisan Square	Northridge, CA	7,000,000	21,032,768	28,032,768	(3,958,435)	24,074,334	(N	)
Avon Place	Avon, CT	1,788,943	13,286,349	15,075,293	(3,517,682)	11,557,611	(J	)
Bachenheimer Building	Berkeley, CA (G	3,439,000	13,872,908	17,311,908	(619,167)	16,692,742	8,585,000
Bay Hill	Long Beach, CA	7,600,000	27,875,086	35,475,086	(3,943,907)	31,531,179	13,995,000
Berkeleyan	Berkeley, CA (G)	4,377,000	16,073,171	20,450,171	(722,779)	19,727,391	8,560,516
Bradford Apartments	Newington, CT	401,091	3,122,617	3,523,708	(875,115)	2,648,593	(J	)
Bradley Park	Puyallup, WA	3,813,000	18,519,010	22,332,010	(2,057,609)	20,274,402	12,138,256
Briar Knoll Apts	Vernon, CT	928,972	7,244,275	8,173,247	(2,031,594)	6,141,653	5,492,613
Briarwood (CA)	Sunnyvale, CA	9,991,500	23,384,671	33,376,171	(7,685,586)	25,690,585	12,800,000
Brookside (MD)	Frederick, MD	2,736,000	9,640,340	12,376,340	(3,415,421)	8,960,919	8,170,000
Brooksyde Apts	West Hartford, CT	594,711	4,524,251	5,118,962	(1,267,699)	3,851,263	(J	)
Canterbury	Germantown, MD	2,781,300	45,820,801	48,602,101	(17,124,836)	31,477,266	31,680,000
Cape House I	Jacksonville, FL	4,800,000	22,480,891	27,280,891	—	27,280,891	14,300,774
Cape House II	Jacksonville, FL	4,800,000	22,224,255	27,024,255	—	27,024,255	14,094,768
Cedar Glen	Reading, MA	1,248,505	9,326,287	10,574,792	(2,491,505)	8,083,287	858,201
Centennial Court	Seattle, WA (G	3,800,000	21,461,134	25,261,134	(2,596,195)	22,664,939	17,167,804
Centennial Tower	Seattle, WA (G	5,900,000	49,876,195	55,776,195	(5,711,526)	50,064,669	27,287,441
Chestnut Glen	Abington, MA	1,178,965	8,625,542	9,804,507	(2,336,424)	7,468,083	2,900,230
Chickasaw Crossing	Orlando, FL	2,044,000	13,746,893	15,790,893	(4,805,425)	10,985,468	11,640,686
Church Corner	Cambridge, MA (G)	5,220,000	16,997,239	22,217,239	(2,180,887)	20,036,352	12,000,000
Cierra Crest	Denver, CO	4,803,100	37,387,331	42,190,431	(13,481,933)	28,708,499	(L	)
Club at Tanasbourne	Hillsboro, OR	3,521,300	18,966,924	22,488,224	(7,662,528)	14,825,696	(K	)
Coachlight Village	Agawam, MA	501,726	3,653,294	4,155,019	(1,032,145)	3,122,875	(J	)
Colonial Village	Plainville, CT	693,575	5,384,260	6,077,835	(1,553,613)	4,524,223	(J	)
Conway Court	Roslindale, MA	101,451	893,521	994,972	(255,838)	739,134	347,430
Country Club Lakes	Jacksonville, FL	15,000,000	43,365,365	58,365,365	(5,101,497)	53,263,868	33,669,874
Creekside (San Mateo)	San Mateo, CA	9,606,600	22,359,191	31,965,791	(7,511,262)	24,454,529	(L	)
Creekside Homes at Legacy	Plano. TX	4,560,000	34,433,224	38,993,224	(11,279,108)	27,714,116	16,800,000
Crown Court	Scottsdale, AZ	3,156,600	33,706,963	36,863,563	(12,964,625)	23,898,938	(M	)
Deerwood (Corona)	Corona, CA	4,742,200	22,978,295	27,720,495	(8,827,736)	18,892,759	(N	)
Eastbridge	Dallas, TX	3,380,000	12,594,629	15,974,629	(3,220,705)	12,753,925	7,741,568
Estates at Tanglewood	Westminster, CO	7,560,000	52,346,716	59,906,716	(6,011,219)	53,895,497	(O	)
Fine Arts Building	Berkeley, CA (G)	7,817,000	26,467,911	34,284,911	(1,229,259)	33,055,652	16,215,000
Fireside Park	Rockville, MD	4,248,000	12,532,577	16,780,577	(4,435,089)	12,345,488	8,095,000
Four Winds	Fall River, MA	1,370,843	10,564,227	11,935,070	(2,815,522)	9,119,548	(J	)
Fox Hill Apartments	Enfield, CT	1,129,018	8,466,457	9,595,475	(2,314,649)	7,280,826	(J	)
Gaia Building	Berkeley, CA (G)	7,113,000	25,637,687	32,750,687	(1,192,071)	31,558,616	14,630,000
Geary Court Yard	San Francisco, CA	1,722,400	17,022,154	18,744,554	(6,121,888)	12,622,666	17,693,865
Glen Grove	Wellesley, MA	1,344,601	9,768,623	11,113,224	(2,627,643)	8,485,581	1,033,027
Glen Meadow	Franklin, MA	2,339,330	20,193,362	22,532,692	(5,408,808)	17,123,885	1,333,929
Gosnold Grove	East Falmouth, MA	124,296	1,072,992	1,197,287	(336,644)	860,643	492,012
Greenhaven	Union City, CA	7,507,000	17,129,759	24,636,759	(6,118,173)	18,518,586	10,975,000
Greenhouse - Frey Road	Kennesaw, GA	2,467,200	26,556,754	29,023,954	(12,975,843)	16,048,111	(I	)
Greenhouse - Roswell	Roswell, GA	1,220,000	13,160,984	14,380,984	(6,777,876)	7,603,108	(I	)
Hampshire Place	Los Angeles, CA	10,806,000	31,558,968	42,364,968	(4,233,952)	38,131,016	18,011,106
Harbor Steps	Seattle, WA (G)	59,900,000	161,177,886	221,077,886	(15,799,640)	205,278,246	139,030,349
Heritage at Stone Ridge	Burlington, MA	10,800,000	32,159,420	42,959,420	(2,826,856)	40,132,564	28,945,096
Heritage Green	Sturbridge, MA	835,313	6,509,575	7,344,888	(1,904,057)	5,440,831	1,408,832
High Meadow	Ellington, CT	583,679	4,319,544	4,903,222	(1,187,795)	3,715,427	3,925,867
Highland Point	Aurora, CO	1,631,900	16,663,949	18,295,849	(6,767,199)	11,528,650	(K	)

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	—	392,239
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	—	474,531
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	—	1,184,935
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	—	391,886
Jaclen Towers	Beverly, MA	1976	100	437,072	2,921,735	—	864,990
La Terrazza at Colma Station	Colma, CA (G)	2005	153	—	41,248,955	—	68,451
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	—	1,692,566
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	—	843,759
Lenox at Patterson Place	Durham, NC	1999	292	4,380,000	18,974,425	—	367,898
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	—	7,007,277
Longfellow Glen	Sudbury, MA	1984	120	1,094,273	7,314,994	—	2,148,563
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	—	1,563,646
Loomis Manor	West Hartford, CT	1948	43	422,350	2,823,326	—	362,657
Madison at Cedar Springs	Dallas, TX	1995	380	2,470,000	33,194,620	—	3,281,942
Madison at Chase Oaks	Plano, TX	1995	470	3,055,000	28,932,885	—	2,092,387
Madison at River Sound	Lawrenceville, GA	1996	586	3,666,999	47,387,106	—	1,854,500
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	—	4,213,564
Meadow Ridge	Norwich, CT	1987	120	747,957	4,999,937	—	559,717
Merritt at Satellite Place	Duluth, GA	1999	424	3,400,000	30,115,674	—	2,117,467
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,014	—	1,907,347
Monte Viejo	Phoneix, AZ	2004	480	12,700,000	45,926,784	—	455,809
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	—	1,007,476
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	—	1,423,621
Nehoiden Glen	Needham, MA	1978	61	634,538	4,241,755	—	628,398
Noonan Glen	Winchester, MA	1983	18	151,344	1,011,700	—	326,786
North Pier at Harborside	Jersey City, NJ (O)	2003	297	4,000,159	94,406,116	—	576,802
Northampton 1	Largo, MD	1977	344	1,843,200	17,528,381	—	4,936,967
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	—	1,333,926
Norton Glen	Norton, MA	1983	150	1,012,556	6,768,727	—	2,835,409
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	—	6,096,589
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	—	4,928,817
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	—	1,880,716
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	—	1,884,274
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	—	1,991,618
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	—	2,275,775
Old Mill Glen	Maynard, MA	1983	50	396,756	2,652,233	—	417,954
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	—	3,687,109
Parc East Towers	New York, NY (G)	1977	324	102,163,000	108,946,642	—	2,555,100
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	—	1,519,104
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	—	1,837,321
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	—	6,874,383
Prairie Creek I & II	Richardson, TX	1998-1999	464	4,067,292	38,986,022	—	2,010,070
Preston Bend	Dallas, TX	1986	255	1,075,200	9,532,056	—	1,914,415
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	—	1,225,229
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	—	3,747,410
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	—	342,320
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	—	10,495,305
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	—	3,459,404
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,081,671	—	428,556
Reserve at Fairfax Corners	Fairfax, VA	2001	652	15,804,057	63,129,051	—	1,454,258
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,976,484	—	1,418,504
Reserve at Town Center	Loudon, VA	2002	290	3,144,056	27,669,121	—	505,969
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	—	817,575
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	—	1,613,390
Ribbon Mill	Manchester, CT	1908	104	787,929	5,267,144	—	486,059
River Pointe at Den Rock Park	Lawrence, MA	2000	174	4,615,702	18,440,147	—	866,143
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	—	1,631,098
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	—	1,176,910
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	—	2,672,687
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	—	2,773,174
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,433,507	—	1,084,912
Savoy I	Aurora, CO	2001	444	5,450,295	38,765,670	—	1,219,192
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	—	1,979,653
Security Manor	Westfield, MA	1971	63	355,456	2,376,152	—	252,530
Sedona Springs	Austin, TX	1995	396	2,574,000	23,477,043	—	3,163,825
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	—	2,016,430
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	—	1,338,002
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	—	18,324,816
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	—	1,028,178
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	—	1,136,310
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	—	2,777,265
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	—	2,053,426
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,775	—	2,019,931
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	—	4,790,990
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	—	599,089
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	—	565,749
Summerset Village	Chatsworth, CA	1985	280	2,629,658	23,670,889	—	2,641,762
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	—	1,731,963
Talleyrand	Tarrytown, NY (I)	1997-1998	300	12,000,000	49,838,160	—	3,378,346
Tanasbourne Terrace	Hillsboro, OR	1986-1989	373	1,876,700	16,891,205	—	3,342,596
Tanglewood (RI)	West Warwick, RI	1973	176	1,141,415	7,630,129	—	790,833
Tanglewood (VA)	Manassas, VA	1987	432	2,108,295	24,619,495	—	7,657,839
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	—	891,546
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	—	10,684
Turf Club	Littleton, CO	1986	324	2,107,300	15,478,040	—	2,559,346
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	—	63,037

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
Highlands at Cherry Hill	Cherry Hills, NJ	6,800,000	21,851,348	28,651,348	(2,358,198)	26,293,150	16,500,728
Highlands at South Plainfield	South Plainfield, NJ	10,080,000	38,001,443	48,081,443	(3,592,829)	44,488,614	21,770,717
Isle at Arrowhead Ranch	Glendale, AZ	1,650,237	20,778,059	22,428,296	(7,435,673)	14,992,623	(K	)
Ivory Wood	Bothell, WA	2,732,800	14,280,168	17,012,968	(2,120,497)	14,892,471	8,020,000
Jaclen Towers	Beverly, MA	437,072	3,786,726	4,223,797	(1,245,830)	2,977,968	1,560,143
La Terrazza at Colma Station	Colma, CA (G)	—	41,317,406	41,317,406	(1,235,581)	40,081,824	25,940,000
LaSalle	Beaverton, OR (G)	7,202,000	37,570,178	44,772,178	(7,966,988)	36,805,189	31,420,615
Legacy at Highlands Ranch	Highlands Ranch, CO	6,330,000	38,400,772	44,730,772	(5,242,201)	39,488,572	22,513,718
Lenox at Patterson Place	Durham, NC	4,380,000	19,342,322	23,722,322	(3,038,844)	20,683,479	13,161,818
Lincoln Heights	Quincy, MA	5,928,400	40,602,539	46,530,939	(13,079,279)	33,451,660	(L	)
Longfellow Glen	Sudbury, MA	1,094,273	9,463,557	10,557,830	(2,864,090)	7,693,741	3,310,700
Longwood	Decatur, GA	1,454,048	14,651,039	16,105,087	(7,124,770)	8,980,317	(M	)
Loomis Manor	West Hartford, CT	422,350	3,185,983	3,608,333	(913,248)	2,695,085	(J	)
Madison at Cedar Springs	Dallas, TX	2,470,000	36,476,563	38,946,563	(11,411,712)	27,534,851	(L	)
Madison at Chase Oaks	Plano, TX	3,055,000	31,025,272	34,080,272	(10,381,634)	23,698,638	(L	)
Madison at River Sound	Lawrenceville, GA	3,666,999	49,241,606	52,908,606	(16,021,676)	36,886,930	(N	)
Marks	Englewood, CO (G)	4,928,500	48,835,878	53,764,378	(18,967,762)	34,796,617	19,195,000
Meadow Ridge	Norwich, CT	747,957	5,559,654	6,307,611	(1,515,227)	4,792,384	4,114,957
Merritt at Satellite Place	Duluth, GA	3,400,000	32,233,142	35,633,142	(9,152,163)	26,480,979	(M	)
Mill Pond	Millersville, MD	2,880,000	10,375,361	13,255,361	(3,873,637)	9,381,724	7,300,000
Monte Viejo	Phoneix, AZ	12,700,000	46,382,593	59,082,593	(3,358,503)	55,724,091	40,759,577
Montierra	Scottsdale, AZ	3,455,000	18,274,263	21,729,263	(5,716,964)	16,012,298	(K	)
Mountain Park Ranch	Phoenix, AZ	1,662,332	19,683,897	21,346,229	(7,203,336)	14,142,893	(O	)
Nehoiden Glen	Needham, MA	634,538	4,870,153	5,504,691	(1,303,135)	4,201,556	468,599
Noonan Glen	Winchester, MA	151,344	1,338,487	1,489,830	(386,188)	1,103,642	313,036
North Pier at Harborside	Jersey City, NJ (O)	4,000,159	94,982,918	98,983,077	(12,435,081)	86,547,996	76,862,000
Northampton 1	Largo, MD	1,843,200	22,465,347	24,308,547	(11,371,967)	12,936,580	18,166,979
Northglen	Valencia, CA	9,360,000	22,112,479	31,472,479	(5,670,483)	25,801,996	13,714,509
Norton Glen	Norton, MA	1,012,556	9,604,136	10,616,691	(2,937,478)	7,679,214	3,079,429
Oak Mill I	Germantown, MD	10,000,000	19,252,111	29,252,111	(2,161,255)	27,090,855	13,656,351
Oak Mill II	Germantown, MD	854,133	15,162,765	16,016,897	(5,625,257)	10,391,640	9,600,000
Oaks	Santa Clarita, CA	23,400,000	62,901,154	86,301,154	(10,871,549)	75,429,605	43,476,737
Oak Park North	Agoura Hills, CA	1,706,900	17,246,940	18,953,840	(7,325,057)	11,628,783	(I	)
Oak Park South	Agoura Hills, CA	1,683,800	17,146,226	18,830,026	(7,325,463)	11,504,563	(I	)
Ocean Walk	Key West, FL	2,838,749	27,820,784	30,659,532	(10,102,261)	20,557,271	21,079,921
Old Mill Glen	Maynard, MA	396,756	3,070,186	3,466,942	(867,331)	2,599,611	1,321,102
Olde Redmond Place	Redmond, WA	4,807,100	17,813,147	22,620,247	(6,049,041)	16,571,206	(L	)
Parc East Towers	New York, NY (G)	102,163,000	111,501,742	213,664,742	(3,419,156)	210,245,587	18,520,642
Parkfield	Denver, CO	8,330,000	30,186,721	38,516,721	(7,714,997)	30,801,724	23,275,000
Portofino (Val)	Valencia, CA	8,640,000	23,324,447	31,964,447	(5,842,351)	26,122,096	13,327,748
Portside Towers	Jersey City, NJ (G)	22,487,006	103,717,296	126,204,302	(34,823,731)	91,380,572	50,559,546
Prairie Creek I & II	Richardson, TX	4,067,292	40,996,093	45,063,384	(12,853,449)	32,209,935	(K	)
Preston Bend	Dallas, TX	1,075,200	11,446,471	12,521,671	(4,579,812)	7,941,859	(I	)
Promenade at Town Center II	Valencia, CA	13,500,000	35,630,866	49,130,866	(5,540,025)	43,590,841	34,784,190
Promenade Terrace	Corona, CA	2,272,800	24,293,699	26,566,499	(10,190,123)	16,376,376	16,571,829
Providence	Bothell, WA	3,573,621	19,397,826	22,971,447	(3,151,462)	19,819,985	(O	)
Ravens Crest	Plainsboro, NJ	4,670,850	52,575,948	57,246,798	(24,479,186)	32,767,612	(L	)
Reserve at Ashley Lake	Boynton Beach, FL	3,520,400	26,791,898	30,312,298	(9,838,098)	20,474,200	24,150,000
Reserve at Empire Lakes	Rancho Cucamonga, CA	16,345,000	73,510,227	89,855,227	(7,215,451)	82,639,776	(O	)
Reserve at Fairfax Corners	Fairfax, VA	15,804,057	64,583,308	80,387,365	(12,944,749)	67,442,616	(N	)
Reserve at Potomac Yard	Alexandria, VA	11,918,917	70,394,989	82,313,905	(10,014,972)	72,298,933	66,470,000
Reserve at Town Center	Loudon, VA	3,144,056	28,175,090	31,319,145	(4,273,621)	27,045,525	26,500,000
Reserve at Town Center (WA)	Mill Creek, WA	10,369,400	41,989,656	52,359,056	(6,012,384)	46,346,673	29,160,000
Retreat, The	Phoenix, AZ	3,475,114	28,878,642	32,353,756	(8,908,352)	23,445,404	(M	)
Ribbon Mill	Manchester, CT	787,929	5,753,203	6,541,132	(1,611,390)	4,929,743	4,105,953
River Pointe at Den Rock Park	Lawrence, MA	4,615,702	19,306,290	23,921,992	(3,862,632)	20,059,361	18,100,000
Rivers Bend (CT)	Windsor, CT	3,325,517	24,204,924	27,530,440	(6,569,695)	20,960,745	(J	)
Rockingham Glen	West Roxbury, MA	1,124,217	8,692,070	9,816,287	(2,474,321)	7,341,965	1,860,250
Rolling Green (Amherst)	Amherst, MA	1,340,702	11,635,005	12,975,707	(3,506,324)	9,469,383	2,958,497
Rolling Green (Milford)	Milford, MA	2,012,350	16,225,324	18,237,675	(4,939,539)	13,298,135	6,010,718
Savannah Midtown	Atlanta, GA	7,209,873	30,518,420	37,728,293	(4,684,392)	33,043,901	17,800,000
Savoy I	Aurora, CO	5,450,295	39,984,862	45,435,157	(6,251,814)	39,183,343	(L	)
Scarborough Square	Rockville, MD	1,815,000	9,587,779	11,402,779	(3,468,212)	7,934,567	4,563,900
Security Manor	Westfield, MA	355,456	2,628,682	2,984,138	(693,641)	2,290,497	(J	)
Sedona Springs	Austin, TX	2,574,000	26,640,868	29,214,868	(9,116,226)	20,098,642	(M	)
Siena Terrace	Lake Forest, CA	8,900,000	26,099,453	34,999,453	(8,490,698)	26,508,756	16,425,607
Skycrest	Valencia, CA	10,560,000	26,912,460	37,472,460	(6,857,217)	30,615,243	16,597,178
Skyline Towers	Falls Church, VA (G)	78,278,200	109,810,407	188,088,607	(11,514,751)	176,573,856	91,416,201
Skyview	Rancho Santa Margarita, CA	3,380,000	22,981,041	26,361,041	(6,951,382)	19,409,660	(M	)
Sonterra at Foothill Ranch	Foothill Ranch, CA	7,503,400	25,184,817	32,688,217	(8,740,401)	23,947,817	(L	)
South Winds	Fall River, MA	2,481,821	19,557,624	22,039,445	(5,923,237)	16,116,208	5,896,043
Springs Colony	Altamonte Springs, FL	630,411	7,905,582	8,535,993	(4,074,820)	4,461,174	(I	)
Stonegate (CO)	Broomfield, CO	8,750,000	35,018,707	43,768,707	(3,951,208)	39,817,498	(O	)
Stoney Ridge	Dale City, VA	8,000,000	28,938,081	36,938,081	(3,007,693)	33,930,388	16,180,463
Stonybrook	Boynton Beach, FL	10,500,000	25,566,727	36,066,727	(3,059,141)	33,007,586	22,583,763
Summerhill Glen	Maynard, MA	415,812	3,566,565	3,982,377	(1,121,739)	2,860,639	1,515,977
Summerset Village	Chatsworth, CA	2,629,658	26,312,652	28,942,310	(10,318,943)	18,623,367	(K	)
Summit & Birch Hill	Farmington, CT	1,757,438	13,480,076	15,237,514	(3,638,725)	11,598,788	(J	)
Talleyrand	Tarrytown, NY (I)	12,000,000	53,216,506	65,216,506	(11,777,037)	53,439,469	35,000,000
Tanasbourne Terrace	Hillsboro, OR	1,876,700	20,233,800	22,110,500	(10,037,130)	12,073,371	(K	)
Tanglewood (RI)	West Warwick, RI	1,141,415	8,420,962	9,562,377	(2,276,979)	7,285,399	6,014,861
Tanglewood (VA)	Manassas, VA	2,108,295	32,277,334	34,385,629	(13,054,441)	21,331,187	25,110,000
Teresina	Chula Vista, CA	28,600,000	62,808,216	91,408,216	(3,630,606)	87,777,610	45,359,962
Touriel Building	Berkeley, CA (G)	2,736,000	7,820,711	10,556,711	(387,404)	10,169,306	5,050,000
Turf Club	Littleton, CO	2,107,300	18,037,387	20,144,687	(7,074,186)	13,070,501	(M	)
Uwajimaya Village	Seattle, WA	8,800,000	22,251,325	31,051,325	(2,471,980)	28,579,345	16,806,170

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

						Cost Capitalized
						Subsequent to
				Initial Cost to		Acquisition
Description				Company		(Improvements, net) (E)
		Date of			Building &		Building &
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures
Van Deene Manor	West Springfield, MA	1970	111	744,491	4,976,771	—	449,954
Villa Encanto	Phoenix, AZ	1983	385	2,884,447	22,197,363	—	2,942,785
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	—	2,946,873
Vista Del Lago (TX)	Dallas, TX	1992	296	3,552,000	20,066,912	—	1,480,067
Warwick Station	Westminster, CO	1986	332	2,282,000	21,113,974	—	2,360,516
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	—	2,485,964
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,733,022	—	915,957
Wellington Hill	Manchester, NH	1987	390	1,890,200	17,120,662	—	5,731,196
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	—	640,413
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	—	431,958
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	—	704,662
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	—	3,394,610
Woodbridge	Cary, GA	1993-1995	128	737,400	6,636,870	—	1,206,217
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	—	665,636
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	—	2,060,179
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	—	1,211,456
EQR Wholly Owned Encumbered			43,688	1,011,383,522	3,860,942,268	—	312,601,047

EQR Partially Owned Unencumbered:
111 Lawrence Street	Brooklyn, NY	(F)	—	40,099,922	9,669,357	—	—
1210 Mass	Washington, D.C.	2004	144	9,213,512	30,728,957	—	74,091
Ball Park Lofts	Denver, CO (G)	2003	339	5,481,556	53,281,695	—	552,223
Butterfield Ranch	Chino Hills, CA	(F)	—	15,617,709	1,675,042	—	—
Chinatown Gateway (Land)	Los Angeles, CA	(F)	—	13,191,831	6,062,720	—	—
Hudson Crossing II	New York, NY	(F)	—	13,177,769	7,502,163	—	—
Springbrook Estates	Riverside, CA	(F)	—	70,532,700	770,100	—	—
Vista Montana - Residential	San Jose, CA	(F)	—	31,468,209	1,723,019	—	—
Vista Montana - Townhomes	San Jose, CA	(F)	—	33,432,829	3,453,129	—	—
Westgate	Pasadena, CA	(F)	—	—	3,347,784	—	—
Westgate Pasadena and Green	Pasadena, CA	(F)	—	—	390,813	—	—
EQR Partially Owned Unencumbered			483	232,216,038	118,604,779	—	626,314

EQR Partially Owned Encumbered:
303 Third Street	Cambridge, MA	(F)	—	27,812,384	113,019,691	—	—
Agliano	Tampa, FL	(F)	—	8,424,662	6,973,908	—	—
Alta Pacific	Irvine, CA	(F)	—	10,752,145	30,391,191	—	10,642
Bella Terra I	Mukilteo, WA	2002	235	5,686,861	26,070,540	—	379,506
Brookside Crossing I	Stockton, CA	1981	90	625,000	4,663,298	—	1,459,876
Brookside Crossing II	Stockton, CA	1981	128	770,000	5,967,676	—	1,447,234
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	—	2,074,613
City Lofts	Chicago, IL	(F)	—	5,946,369	46,667,828	—	—
Cobblestone Village	Fresno, CA	1983	162	315,000	7,587,004	—	1,673,932
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	—	2,457,023
Dublin West	Dublin, CA	(F)	—	17,442,432	2,389,875	—	—
Edgewater	Bakersfield, CA	1984	258	580,000	17,710,063	—	1,928,816
EDS Dulles	Herndon, VA	(F)	—	60,152,675	2,729,438	—	—
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	—	2,603,152
Hidden Lake	Sacramento, CA	1985	272	1,715,000	16,413,154	—	1,844,574
Lakeview	Lodi, CA	1983	138	950,000	7,383,862	—	1,271,535
Lakewood	Tulsa, OK	1985	152	855,000	6,480,774	—	1,133,695
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,332,206	—	1,719,769
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	—	114,448
Mesa Del Oso	Albuquerque, NM	1983	221	4,305,000	12,160,419	—	1,028,594
Montclair Metro	Montclair, NJ	(F)	—	2,208,343	9,189,521	—	—
Mozaic (Union Station)	Los Angeles, CA	2007	272	8,500,000	59,348,998	—	52,100
Red Road Commons	Miami, FL	(F)	—	27,383,547	7,616,356	—	—
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,509,239	—	1,693,257
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,142,163	—	1,767,771
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,423,349	—	1,226,437
Silver Spring	Silver Spring, MD	(F)	—	18,539,817	71,313,437	—	—
South Shore	Stockton, CA	1979	129	840,000	9,380,786	—	1,375,431
Tierra Antigua	Albuquerque, NM	1985	148	1,825,000	7,841,358	—	545,378
Vintage	Ontario, CA	2005-2007	300	7,059,230	47,663,026	—	1,212
Waterfield Square I	Stockton, CA	1984	170	950,000	9,300,249	—	1,949,168
Waterfield Square II	Stockton, CA	1984	158	845,000	8,657,988	—	1,521,408
Westgate Pasadena Apartments	Pasadena, CA	(F)	—	22,898,848	13,690,500	—	—
Westgate Pasadena Condos	Pasadena, CA	(F)	—	29,977,725	8,040,439	—	—
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	—	1,374,088
Willow Creek	Fresno, CA	1984	116	275,000	6,639,018	—	1,093,306
EQR Partially Owned Encumbered			4,972	311,531,268	789,727,977	—	33,746,965

Portfolio/Entity Encumberances (1)
Total Consolidated Investment in Real Estate			138,644	$4,129,393,596	$13,048,227,149	$—	$1,155,729,558

		Gross Amount Carried
		at Close of
Description		Period 12/31/07
Apartment Name	Location	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/07	Encumbrances
Van Deene Manor	West Springfield, MA	744,491	5,426,725	6,171,216	(1,518,587)	4,652,629	(J	)
Villa Encanto	Phoenix, AZ	2,884,447	25,140,147	28,024,594	(9,687,196)	18,337,398	(M	)
Village at Bear Creek	Lakewood, CO	4,519,700	43,623,263	48,142,963	(16,258,637)	31,884,326	(L	)
Vista Del Lago (TX)	Dallas, TX	3,552,000	21,546,979	25,098,979	(5,563,391)	19,535,588	(K	)
Warwick Station	Westminster, CO	2,282,000	23,474,490	25,756,490	(8,586,825)	17,169,666	8,355,000
Waterford at Orange Park	Orange Park, FL	1,960,000	14,584,748	16,544,748	(5,585,973)	10,958,776	9,540,000
Waterford Place (CO)	Thornton, CO	5,040,000	30,648,979	35,688,979	(4,116,844)	31,572,136	(M	)
Wellington Hill	Manchester, NH	1,890,200	22,851,858	24,742,058	(11,433,549)	13,308,509	(I	)
Westwood Glen	Westwood, MA	1,616,505	11,446,416	13,062,921	(2,966,297)	10,096,624	846,015
Whisper Creek	Denver, CO	5,310,000	23,430,516	28,740,516	(3,212,048)	25,528,469	13,580,000
Wilkins Glen	Medfield, MA	538,483	4,334,606	4,873,088	(1,343,500)	3,529,589	1,343,140
Windridge (CA)	Laguna Niguel, CA	2,662,900	27,380,107	30,043,007	(13,043,657)	16,999,350	(I	)
Woodbridge	Cary, GA	737,400	7,843,087	8,580,487	(3,406,070)	5,174,417	4,082,366
Woodbridge (CT)	Newington, CT	498,377	3,997,184	4,495,561	(1,057,216)	3,438,345	(J	)
Woodlake (WA)	Kirkland, WA	6,631,400	18,795,663	25,427,063	(6,734,462)	18,692,601	(L	)
Woodleaf	Campbell, CA	8,550,600	18,199,638	26,750,238	(6,105,420)	20,644,818	(L	)
EQR Wholly Owned Encumbered		1,011,383,522	4,173,543,315	5,184,926,837	(968,402,375)	4,216,524,462	1,730,258,477

EQR Partially Owned Unencumbered:
111 Lawrence Street	Brooklyn, NY	40,099,922	9,669,357	49,769,280	—	49,769,280	—
1210 Mass	Washington, D.C.	9,213,512	30,803,048	40,016,560	(3,716,881)	36,299,679	—
Ball Park Lofts	Denver, CO (G)	5,481,556	53,833,918	59,315,474	(7,025,733)	52,289,741	—
Butterfield Ranch	Chino Hills, CA	15,617,709	1,675,042	17,292,750	—	17,292,750	—
Chinatown Gateway (Land)	Los Angeles, CA	13,191,831	6,062,720	19,254,551	—	19,254,551	—
Hudson Crossing II	New York, NY	13,177,769	7,502,163	20,679,932	—	20,679,932	—
Springbrook Estates	Riverside, CA	70,532,700	770,100	71,302,801	—	71,302,801	—
Vista Montana - Residential	San Jose, CA	31,468,209	1,723,019	33,191,228	—	33,191,228	—
Vista Montana - Townhomes	San Jose, CA	33,432,829	3,453,129	36,885,958	—	36,885,958	—
Westgate	Pasadena, CA	—	3,347,784	3,347,784	—	3,347,784	—
Westgate Pasadena and Green	Pasadena, CA	—	390,813	390,813	—	390,813	—
EQR Partially Owned Unencumbered		232,216,038	119,231,093	351,447,131	(10,742,614)	340,704,517	—

EQR Partially Owned Encumbered:
303 Third Street	Cambridge, MA	27,812,384	113,019,691	140,832,075	—	140,832,075	50,980,648
Agliano	Tampa, FL	8,424,662	6,973,908	15,398,570	—	15,398,570	6,299,434
Alta Pacific	Irvine, CA	10,752,145	30,401,832	41,153,977	(309)	41,153,668	28,260,000
Bella Terra I	Mukilteo, WA	5,686,861	26,450,046	32,136,908	(4,267,508)	27,869,400	23,350,000
Brookside Crossing I	Stockton, CA	625,000	6,123,174	6,748,174	(1,945,549)	4,802,625	4,658,000
Brookside Crossing II	Stockton, CA	770,000	7,414,910	8,184,910	(2,135,120)	6,049,790	4,867,000
Canyon Creek (CA)	San Ramon, CA	5,425,000	20,886,733	26,311,733	(5,252,501)	21,059,232	28,000,000
City Lofts	Chicago, IL	5,946,369	46,667,828	52,614,197	—	52,614,197	27,568,548
Cobblestone Village	Fresno, CA	315,000	9,260,937	9,575,937	(2,350,022)	7,225,915	6,000,000
Country Oaks	Agoura Hills, CA	6,105,000	32,018,887	38,123,887	(6,725,845)	31,398,042	29,412,000
Dublin West	Dublin, CA	17,442,432	2,389,875	19,832,307	—	19,832,307	8,704,590
Edgewater	Bakersfield, CA	580,000	19,638,879	20,218,879	(4,499,247)	15,719,632	11,988,000
EDS Dulles	Herndon, VA	60,152,675	2,729,438	62,882,113	—	62,882,113	27,730,522
Fox Ridge	Englewood, CO	2,490,000	20,125,265	22,615,265	(5,528,077)	17,087,188	20,300,000
Hidden Lake	Sacramento, CA	1,715,000	18,257,728	19,972,728	(4,588,328)	15,384,400	15,165,000
Lakeview	Lodi, CA	950,000	8,655,397	9,605,397	(2,278,839)	7,326,557	7,286,000
Lakewood	Tulsa, OK	855,000	7,614,469	8,469,469	(2,306,534)	6,162,934	5,600,000
Lantern Cove	Foster City, CA	6,945,000	25,051,975	31,996,975	(6,042,279)	25,954,696	36,403,000
Legacy Park Central	Concord, CA	6,469,230	46,860,301	53,329,531	(5,965,625)	47,363,906	37,650,000
Mesa Del Oso	Albuquerque, NM	4,305,000	13,189,013	17,494,013	(3,634,157)	13,859,856	10,103,519
Montclair Metro	Montclair, NJ	2,208,343	9,189,521	11,397,864	—	11,397,864	1,022
Mozaic (Union Station)	Los Angeles, CA	8,500,000	59,401,098	67,901,098	(2,038,543)	65,862,556	47,205,878
Red Road Commons	Miami, FL	27,383,547	7,616,356	34,999,903	—	34,999,903	17,387,500
Schooner Bay I	Foster City, CA	5,345,000	22,202,496	27,547,496	(5,046,332)	22,501,164	27,000,000
Schooner Bay II	Foster City, CA	4,550,000	19,909,934	24,459,934	(4,456,367)	20,003,567	23,760,000
Scottsdale Meadows	Scottsdale, AZ	1,512,000	12,649,786	14,161,786	(4,713,735)	9,448,051	9,100,000
Silver Spring	Silver Spring, MD	18,539,817	71,313,437	89,853,254	—	89,853,254	53,202,351
South Shore	Stockton, CA	840,000	10,756,217	11,596,217	(2,610,685)	8,985,532	6,833,000
Tierra Antigua	Albuquerque, NM	1,825,000	8,386,737	10,211,737	(2,342,098)	7,869,638	5,970,261
Vintage	Ontario, CA	7,059,230	47,664,238	54,723,468	(1,674,723)	53,048,745	33,000,000
Waterfield Square I	Stockton, CA	950,000	11,249,417	12,199,417	(3,010,231)	9,189,186	6,923,000
Waterfield Square II	Stockton, CA	845,000	10,179,396	11,024,396	(2,557,143)	8,467,253	6,595,000
Westgate Pasadena Apartments	Pasadena, CA	22,898,848	13,690,500	36,589,348	—	36,589,348	163,160,000
Westgate Pasadena Condos	Pasadena, CA	29,977,725	8,040,439	38,018,164	—	38,018,164	12,368,357
Willow Brook (CA)	Pleasant Hill, CA	5,055,000	39,762,760	44,817,760	(5,975,553)	38,842,207	29,000,000
Willow Creek	Fresno, CA	275,000	7,732,324	8,007,324	(1,957,350)	6,049,974	5,112,000
EQR Partially Owned Encumbered		311,531,268	823,474,942	1,135,006,210	(93,902,700)	1,041,103,510	836,944,629

Portfolio/Entity Encumberances (1)							1,038,768,281
Total Consolidated Investment in Real Estate		$4,129,393,596	$14,203,956,708	$18,333,350,305	$(3,170,125,219)	$15,163,225,086	$3,605,971,387

(1) See attached Encumberances Reconciliation

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

NOTES:
(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $890,975,304 as of December 31, 2007.
(B)	The aggregate cost for Federal Income Tax purposes as of December 31, 2007 was approximately $9.7 billion.
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
(H)

Total properties and units exclude both the Partially Owned Properties - Unconsolidated consisting of 44 properties and 10,446 units, and the Military Housing (Fee Managed) consisting of one property and 3,731 units.

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

Exhibit	Description	Location
3.1	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee (“Indenture”).	Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920.

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated August 16, 2007, filed on August 23, 2007.

4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.5	Form of 4.75% Note due June 15, 2009.	Included as Exhibit 4 to the Operating Partnership’s Form 8-K, filed on June 4, 2004.

4.6	Terms Agreement regarding 6.95% Notes due March 2, 2011.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 2, 2001.

4.7	Terms Agreement regarding 6.625% Notes due March 15, 2012.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 14, 2002.

4.8	Form of 5.50% Note due October 1, 2012.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.9	Form of 5.2% Note due April 1, 2013.	Included as Exhibit 4 to the Operating Partnership’s Form 8-K, filed on March 19, 2003.

4.10	Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.11	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on April 13, 1998.

4.12	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to the Operating Partnership’s Form 8-K, filed on September 13, 2005.

Exhibit	Description	Location
4.13	Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K, dated January 11, 2006, filed on January 18, 2006.

4.14	Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.15	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on October 9, 1997.

4.16	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on August 13, 1996.

4.17	Form of 3.85% Exchangeable Senior Note due August 15, 2026.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K, dated August 16, 2006, filed August 23, 2006.

10.1	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.	Included as Exhibit 10.2 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.2	Assignment and Assumption Agreement between Equity Residential and ERP Operating Limited Partnership dated December 19, 2003.	Included as Exhibit 10.3 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.3*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.4*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.5*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.6	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.7

Revolving Credit Agreement dated as of February 28, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, Suntrust Bank, Wachovia Bank, National Association, Wells Fargo Bank, N.A., LaSalle Bank National Association, The Royal Bank of Scotland plc, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).

Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

Exhibit	Description	Location
10.8	Guaranty of Payment made as of February 28, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.9	Amendment to Revolving Credit Agreement	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2007.

10.10

Credit Agreement dated as of October 5, 2007, among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC, as joint lead arranger and joint book runner, J.P. Morgan Securities Inc., as joint lead arranger and joint book runner, Citicorp North America Inc., Deutsche Bank Securities Inc., Regions Bank, The Royal Bank of Scotland PLC, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (the “Term Loan Agreement”).

Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

10.11	Guaranty of Payment made as of October 5, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the lenders party to the Term Loan Agreement.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

10.12	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential’s Form 10-K for the year ended December 31, 1999.

10.13*	The Equity Residential Advantage Retirement Savings Plan, restated effective January 1, 2004.	Included as Exhibit 10.11 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.14*	First Amendment to The Equity Residential Properties Advantage Retirement Savings Plan, dated April 25, 2005.	Included as Exhibit 10.12 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.15*	Second Amendment to Equity Residential Advantage Retirement Savings Plan, dated April 30, 2005.	Included as Exhibit 10.13 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.16*	Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 4.4 to Equity Residential’s Form S-8 filed on January 21, 2003.

10.17*	First Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.16 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

10.18*	Second Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.17 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

10.19*	Third Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2005.

10.20*	Fourth Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.21 to Equity Residential’s Form 10-K for the year ended December 31, 2005.

10.21*	Fifth Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.19 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location
10.22*	Sixth Amendment to Equity Residential 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2007.

10.23*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan, as amended.	Included as Exhibit 10.11 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.24*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for quarterly period ended June 30, 2003.

10.25*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.26*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2007.

10.27*	Form of Equity Residential Performance Based Unit Award Grant Agreement.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

10.28*	Form of Change in Control Agreement between Equity Residential and other executive officers.	Included as Exhibit 10.13 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.29*	Form of Indemnification Agreement between Equity Residential and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.30*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.31*	Retirement Benefits Agreement between Samuel Zell and Equity Residential dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.32*	Amended and Restated Deferred Compensation Agreement between Equity Residential and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.33*	Retirement Agreement dated October 30, 2007, by and between Equity Residential and Gerald A. Spector.	Included as Exhibit 99.1 to the Operating Partnership’s Form 8-K dated October 30, 2007, filed on October 31, 2007.

10.34*	Severance Agreement (Change in Control) between Equity Residential and Donna Brandin dated September 10, 2004.	Included as Exhibit 10.30 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location
10.35	Resignation Agreement dated September 5, 2007 by and between Equity Residential and Donna Brandin.	Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 5, 2007, filed on September 6, 2007.

10.36*	Summary of Changes to Trustee Compensation.	Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 21, 2005, filed on September 27, 2005.

10.37*	Equity Residential Supplemental Executive Retirement Savings Plan as Amended and Restated effective January 1, 2003.	Included as Exhibit 10.35 to Equity Residential’s Form 10-K for the year ended December 31, 2005.

10.38*	Amendment No. 1 to the Equity Residential Supplemental Executive Retirement Savings Plan.	Included as Exhibit 10.36 to Equity Residential’s Form 10-K for the year ended December 31, 2005.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

21	List of Subsidiaries of ERP Operating Limited Partnership.	Attached herein.

23.1	Consent of Ernst & Young LLP.	Attached herein.

24	Power of Attorney.	Signature page to this report.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

Attached herein.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

* Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.