Form 10-Q
period 2008-03-31
ERP OPERATING LTD PARTNERSHIP
filed 2008-05-08
CIK 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Investment in real estate
Land	$3,613,965	$3,607,305
Depreciable property	13,541,364	13,556,681
Projects under development	811,616	812,339
Land held for development	368,525	357,025
Investment in real estate	18,335,470	18,333,350
Accumulated depreciation	(3,245,919)	(3,170,125)
Investment in real estate, net	15,089,551	15,163,225

Cash and cash equivalents	502,649	50,831
Investments in unconsolidated entities	3,429	3,547
Deposits – restricted	216,213	253,276
Escrow deposits – mortgage	19,912	20,174
Deferred financing costs, net	57,325	56,271
Other assets	121,866	142,453
Total assets	$16,010,945	$15,689,777

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$4,096,357	$3,605,971
Notes, net	5,767,075	5,763,762
Lines of credit	—	139,000
Accounts payable and accrued expenses	154,323	109,385
Accrued interest payable	78,697	124,717
Other liabilities	288,234	322,975
Security deposits	63,186	62,159
Distributions payable	141,379	141,244
Total liabilities	10,589,251	10,269,213

Commitments and contingencies
Minority Interests – Partially Owned Properties	24,917	26,236

Partners’ capital:
Preference Units	209,524	209,662
Preference Interests and Junior Preference Units	184	184
General Partner	4,888,337	4,868,738
Limited Partners	323,645	331,626
Accumulated other comprehensive loss	(24,913)	(15,882)
Total partners’ capital	5,396,777	5,394,328
Total liabilities and partners’ capital	$16,010,945	$15,689,777

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Quarter Ended March 31,
	2008	2007
REVENUES
Rental income	$520,518	$473,582
Fee and asset management	2,294	2,267
Total revenues	522,812	475,849

EXPENSES
Property and maintenance	137,491	126,781
Real estate taxes and insurance	55,925	52,420
Property management	21,168	24,842
Fee and asset management	2,183	2,341
Depreciation	146,598	138,932
General and administrative	12,481	9,369
Impairment	119	236
Total expenses	375,965	354,921

Operating income	146,847	120,928

Interest and other income	3,368	2,438
Interest:
Expense incurred, net	(117,247)	(110,656)
Amortization of deferred financing costs	(2,161)	(2,221)

Income before income and other taxes, allocation to Minority Interests, loss from investments in unconsolidated entities and discontinued operations	30,807	10,489
Income and other tax (expense) benefit	(2,898)	(597)
Allocation to Minority Interests – Partially Owned Properties	(268)	(592)
Loss from investments in unconsolidated entities	(95)	(229)
Income from continuing operations	27,546	9,071
Discontinued operations, net	122,232	125,275
Net income	$149,778	$134,346

ALLOCATION OF NET INCOME:
Preference Units	$3,633	$7,424
Preference Interests and Junior Preference Units	$4	$223

General Partner	$136,849	$118,813
Limited Partners	9,292	7,886
Net income available to OP Units	$146,141	$126,699

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.08	$0.01
Net income available to OP Units	$0.51	$0.41
Weighted average OP Units outstanding	287,079	311,697

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.08	$0.01
Net income available to OP Units	$0.51	$0.40
Weighted average OP Units outstanding	289,317	316,265

Distributions declared per OP Unit outstanding	$0.4825	$0.4625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Quarter Ended March 31,
	2008	2007

Comprehensive income:

Net income	$149,778	$134,346
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding losses arising during the year	(9,544)	(121)
Losses reclassified into earnings from other comprehensive income	513	563
Comprehensive income	$140,747	$134,788

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,778	$134,346
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	268	592
Depreciation	147,580	154,674
Amortization of deferred financing costs	2,161	2,564
Amortization of discounts and premiums on debt	(1,168)	(1,396)
Amortization of deferred settlements on derivative instruments	168	218
Impairment	175	236
Loss from investments in unconsolidated entities	95	229
Distributions from unconsolidated entities – return on capital	23	23
Net (gain) on sales of discontinued operations	(122,517)	(111,946)
Loss on debt extinguishments	—	141
Compensation paid with Company Common Shares	5,995	4,902

Changes in assets and liabilities:
(Increase) in deposits – restricted	(656)	(746)
Decrease in other assets	12,268	5,381
Increase in accounts payable and accrued expenses	40,778	16,496
(Decrease) in accrued interest payable	(46,020)	(20,869)
(Decrease) in other liabilities	(23,480)	(20,147)
Increase in security deposits	1,027	2,402
Net cash provided by operating activities	166,475	167,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(41,907)	(677,058)
Investment in real estate – development/other	(125,875)	(79,926)
Improvements to real estate	(40,744)	(57,354)
Additions to non-real estate property	(1,026)	(1,738)
Interest capitalized for real estate under development	(14,714)	(7,866)
Proceeds from disposition of real estate, net	284,289	280,592
Proceeds from disposition of unconsolidated entities	2,629	—
Decrease in deposits on real estate acquisitions, net	32,145	218,224
Decrease in mortgage deposits	262	2,102
Acquisition of Minority Interests – Partially Owned Properties	(20)	—
Net cash provided by (used for) investing activities	95,039	(323,024)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(3,686)	$(5,691)
Mortgage notes payable:
Proceeds	563,101	33,559
Restricted cash	5,574	(14,611)
Lump sum payoffs	(68,318)	(135,611)
Scheduled principal repayments	(6,213)	(6,046)
Prepayment premiums/fees	—	(141)
Lines of credit:
Proceeds	841,000	4,052,000
Repayments	(980,000)	(3,564,500)
(Payments on) settlement of derivative instruments	(13,256)	(29)
Proceeds from sale of OP Units	2,718	3,347
Proceeds from exercise of EQR options	3,034	7,041
OP Units repurchased and retired	(10,935)	(142,754)
Payment of offering costs	(8)	(64)
Contributions – Minority Interests – Partially Owned Properties	323	1,337
Distributions:
OP Units – General Partner	(130,113)	(135,829)
Preference Units	(3,635)	(7,431)
Preference Interests and Junior Preference Units	(4)	(223)
OP Units – Limited Partners	(8,888)	(9,217)
Minority Interests – Partially Owned Properties	(390)	(7,748)
Net cash provided by financing activities	190,304	67,389
Net increase (decrease) in cash and cash equivalents	451,818	(88,535)
Cash and cash equivalents, beginning of period	50,831	260,277
Cash and cash equivalents, end of period	$502,649	$171,742

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2008	2007
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$164,289	$134,013

Net cash (received) paid for income and other taxes	$(526)	$77

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$40,672

Mortgage loans (assumed) by purchaser	$—	$(4,845)

Amortization of deferred financing costs:
Investment in real estate, net	$(471)	$(77)

Deferred financing costs, net	$2,632	$2,641

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(1,574)	$(1,563)

Notes, net	$406	$167

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(345)	$(345)

Accumulated other comprehensive loss	$513	$563

Unrealized (gain) loss on derivative instruments:
Other assets	$(4,935)	$67

Mortgage notes payable	$3,390	$1,550

Notes, net	$2,907	$867

Other liabilities	$7,786	$(2,310)

Accumulated other comprehensive loss	$(9,148)	$(174)

(Payments on) settlement of derivative instruments:
Other assets	$(39)	$(29)

Other liabilities	$(13,217)	$—

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

EQR is the general partner of, and as of March 31, 2008 owned an approximate 93.8% ownership interest in ERPOP.  EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries.  References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it.  References to the “Company” mean EQR and the Operating Partnership.

As of March 31, 2008, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 565 properties in 24 states and the District of Columbia consisting of 149,769 units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	493	130,161
Partially Owned Properties:
Consolidated	27	5,431
Unconsolidated	44	10,446
Military Housing (Fee Managed)	1	3,731
	565	149,769

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2007.

Income and Other Taxes

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted.  The Operating Partnership’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  As of March 31, 2008, the Operating Partnership has recorded a deferred tax asset of approximately $12.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 27 properties and 5,431 units and various uncompleted development properties having a minority interest book value of $24.9 million at March 31, 2008.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of March 31, 2008, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $114.4 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2008 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosure about fair value measurements.  The Operating Partnership adopted SFAS No. 157 as required effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the consolidated results of operations or financial position.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) will significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted, but we are currently assessing the impact it will have on the consolidated results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Among other requirements, entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for the Operating Partnership on January 1, 2009.  The Operating Partnership is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

3.                                      Partners’ Capital

The following tables present the changes in all of the Operating Partnership’s issued and outstanding OP Units, and the changes in limited partners’ OP Units for the quarter ended March 31, 2008:

2008
General and Limited Partner OP Units
General and Limited Partner OP Units outstanding at January 1,	287,974,981

Issued to General Partner:
Conversion of Series E Preference Units	5,007
Conversion of Series H Preference Units	1,448
Exercise of EQR options	113,758
Employee Share Purchase Plan	83,911
Restricted EQR share grants, net	495,328

OP Units Other:
Repurchased and retired	(171,161)
General and Limited Partner OP Units outstanding at March 31,	288,503,272

Limited Partner OP Units
Limited Partner OP Units outstanding at January 1,	18,420,320
Conversion of Limited Partner OP Units to EQR Common Shares	(419,297)
Limited Partner OP Units outstanding at March 31,	18,001,023
Limited Partner OP Units Ownership Interest in Operating Partnership	6.2%

During the quarter ended March 31, 2008, the Company repurchased 171,161 of its Common Shares at an average price of $36.78 per share for total consideration of $6.3 million.  These shares were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 171,161 OP Units previously issued to EQR. Of the total shares repurchased, 71,161 shares were repurchased from employees at an average price of $38.25 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 100,000 shares were repurchased in the open market at an average price of $35.74 per share.  The Company also funded $4.6 million in January 2008 for the settlement of 125,000 Common Shares that were repurchased in December 2007 and recorded as other liabilities at December 31, 2007.  EQR has authorization to repurchase an additional $469.3 million of its shares as of March 31, 2008.

The Limited Partners of the Operating Partnership as of March 31, 2008 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units.  Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2008 and December 31, 2007:

				Amounts in thousands
			Annual
	Redemption	Conversion	Dividend per	March 31,	December 31,
	Date (1) (2)	Rate (2)	Unit (3)	2008	2007
Preference Units:

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 357,616 and 362,116 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	11/1/98	1.1128	$1.75	$8,940	$9,053

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 23,359 and 24,359 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6/30/98	1.4480	$1.75	584	609

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2008 and December 31, 2007	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at March 31, 2008 and December 31, 2007 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$209,524	$209,662

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2008 and December 31, 2007:

				Amounts in thousands
			Annual
	Redemption	Conversion	Dividend	March 31,	December 31,
	Date (2)	Rate (2)	per Unit (1)	2008	2007
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2008 and December 31, 2007	7/29/09	1.020408	$2.00	$184	$184
				$184	$184

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

4.                                      Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31, 2008	December 31, 2007
Land	$3,613,965	$3,607,305
Depreciable property:
Buildings and improvements	12,645,555	12,665,706
Furniture, fixtures and equipment	895,809	890,975
Projects under development:
Land	196,554	210,414
Construction-in-progress	615,062	601,925
Land held for development:
Land	313,275	311,675
Construction-in-progress	55,250	45,350
Investment in real estate	18,335,470	18,333,350
Accumulated depreciation	(3,245,919)	(3,170,125)
Investment in real estate, net	$15,089,551	$15,163,225

During the quarter ended March 31, 2008, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

			Purchase
	Properties	Units	Price
Rental Properties	2	171	$41,863

The Operating Partnership also acquired all of its partners’ interests in one partially owned property containing 144 units for $5.9 million and two partially owned land parcels for $1.6 million.

During the quarter ended March 31, 2008, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	15	3,317	$271,643
Condominium Conversion Properties	2	41	9,445
	17	3,358	$281,088

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $122.5 million on the above sales.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of May 1, 2008, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	1	304	$43,779
Land Parcels	5	—	153,122
Total	6	304	$196,901

As of May 1, 2008, in addition to the property that was subsequently disposed of as discussed in Note 16, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/
	Parcels	Units	Sales Price
Operating Properties	16	4,999	$486,086
Land Parcels	1	—	3,300
Total	17	4,999	$489,386

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following table summarizes the Operating Partnership’s investments in partially owned entities as of March 31, 2008 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for	Completed,	Completed			Institutional
	and/or Under	Not	and			Joint
	Development	Stabilized (4)	Stabilized	Other	Total	Ventures

Total projects (1)	—	1	5	21	27	44

Total units (1)	—	132	1,405	3,894	5,431	10,446

Debt – Secured (2):
EQR Ownership (3)	$421,755	$28,260	$141,206	$289,135	$880,356	$121,200
Minority Ownership	—	—	—	13,321	13,321	363,600
Total (at 100%)	$421,755	$28,260	$141,206	$302,456	$893,677	$484,800

(1)          Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)          All debt is non-recourse to the Operating Partnership with the exception of $68.7 million in mortgage bonds on various development projects.

(3)          Represents the Operating Partnership’s current economic ownership interest.

(4)          Projects included here are substantially complete.  However, they may still require additional exterior and interior work for all units to be available for leasing.

7.                                      Deposits – Restricted

The following table presents the restricted deposits as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31,	December 31,
	2008	2007

Tax–deferred (1031) exchange proceeds	$30,200	$63,795
Earnest money on pending acquisitions	4,500	3,050
Restricted deposits on debt (1)	127,917	133,491
Resident security and utility deposits	39,595	39,889
Other	14,001	13,051

Totals	$216,213	$253,276

(1)          Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.                                      Mortgage Notes Payable

As of March 31, 2008, the Operating Partnership had outstanding mortgage debt of approximately $4.1 billion.

During the quarter ended March 31, 2008, the Operating Partnership:

•             Repaid $74.5 million of mortgage loans;

•             Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties; and

•             Obtained an additional $63.1 million of new mortgage loans on certain other properties.

As of March 31, 2008, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2045.  At March 31, 2008, the interest rate range on the Operating Partnership’s mortgage debt was 1.40% to 12.465%.  During the quarter ended March 31, 2008, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.23%.

9.                                      Notes

As of March 31, 2008, the Operating Partnership had outstanding unsecured notes of approximately $5.8 billion.  There were no significant transactions during the quarter ended March 31, 2008.

As of March 31, 2008, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029.  At March 31, 2008, the interest rate range on the Operating Partnership’s notes was 3.85% to 7.57%.  During the quarter ended March 31, 2008, the weighted average interest rate on the Operating Partnership’s notes was 5.60%.

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

As of March 31, 2008, no amounts were outstanding and $77.5 million was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility.  During the quarter ended March 31, 2008, the weighted average interest rate under the credit facility was 4.29%.

11.                               Derivative and Other Fair Value Instruments

The following table summarizes the consolidated derivative instruments at March 31, 2008 (dollar amounts are in thousands):

		Forward	Development
	Fair Value	Starting	Cash Flow
	Hedges (1)	Swaps (2)	Hedges (3)

Current Notional Balance	$370,000	$100,000	$143,707
Lowest Possible Notional	$370,000	$100,000	$45,106
Highest Possible Notional	$370,000	$100,000	$283,664
Lowest Interest Rate	3.245%	4.573%	4.928%
Highest Interest Rate	3.787%	4.716%	6.000%
Earliest Maturity Date	2009	2019	2009
Latest Maturity Date	2009	2019	2010
Estimated Asset (Liability) Fair Value	$4,982	$(1,696)	$(3,484)

(1)               Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2)               Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3)               Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On March 31, 2008, the net derivative instruments were reported at their fair value as other liabilities of approximately $5.2 million and other assets of $5.0 million.  As of March 31, 2008, there were approximately $25.1 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at March 31, 2008, the Operating Partnership may recognize an estimated $5.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2009.

In February 2008, the Operating Partnership paid approximately $13.2 million to terminate three forward starting swaps in conjunction with the issuance of a $500.0 million 11.5 year mortgage loan.  The entire amount has been deferred as a component of accumulated other comprehensive loss and will be recognized as an increase to interest expense over the first ten years of the mortgage loan.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Operating Partnership’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Operating Partnership that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy.  In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $54.7 million as of March 31, 2008 and are included in other assets and other liabilities on the consolidated balance sheet.  These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

12.                               Earnings Per OP Unit

The following tables set forth the computation of net income OP Unit – basic and net income per OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Quarter Ended March 31,
	2008	2007
Numerator for net income per OP Unit – basic and diluted:
Income from continuing operations	$27,546	$9,071
Allocation to Preference Units	(3,633)	(7,424)
Allocation to Preference Interests and Junior Preference Units	(4)	(223)

Income from continuing operations available to OP Units	23,909	1,424
Discontinued operations, net	122,232	125,275

Numerator for net income per OP Unit – basic and diluted	$146,141	$126,699

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	287,079	311,697
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	2,238	4,568

Denominator for net income per share – diluted	289,317	316,265

Net income per share – basic	$0.51	$0.41

Net income per share – diluted	$0.51	$0.40

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.083	$0.005
Discontinued operations, net	0.426	0.402

Net income per OP Unit – basic	$0.509	$0.407

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.083	$0.005
Discontinued operations, net	0.422	0.396

Net income per OP Unit – diluted	$0.505	$0.401

Convertible preference interests/units that could be converted into 444,474 and 853,151 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the quarters ended March 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.  In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes was not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the quarters ended March 31, 2008 and 2007 (amounts in thousands).

	Quarter Ended March 31,
	2008	2007
REVENUES
Rental income	$5,330	$58,065
Total revenues	5,330	58,065

EXPENSES (1)
Property and maintenance	4,124	19,284
Real estate taxes and insurance	637	7,766
Property management	(26)	203
Depreciation	982	15,742
General and administrative	3	2
Impairment	56	—
Total expenses	5,776	42,997

Discontinued operating (loss) income	(446)	15,068

Interest and other income	(17)	93
Interest (2):
Expense incurred, net	(22)	(1,310)
Amortization of deferred financing costs	—	(343)
Income and other tax benefit (expense)	200	(179)

Discontinued operations	(285)	13,329
Net gain on sales of discontinued operations	122,517	111,946

Discontinued operations, net	$122,232	$125,275

(1)       Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.

(2)       Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the quarter ended March 31, 2008 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation balance at December 31, 2007 was $147.9 million.

The net real estate basis of the Operating Partnership’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes one of the Operating Partnership’s halted conversions as it is now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $108.0 million and $87.2 million at March 31, 2008 and December 31, 2007, respectively.

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

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership.  Accordingly, the Operating Partnership is defending the suit vigorously.  Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at March 31, 2008.  While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

During the years ended December 31, 2005 and 2004, the Operating Partnership established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year.  During the quarter ended March 31, 2008, the Operating Partnership received the remaining accrued receivable of $1.8 million.  As of March 31, 2008, the remaining reserve balance is $0.7 million and is included in other liabilities on the consolidated balance sheets.

As of March 31, 2008, the Operating Partnership has 13 projects totaling 4,484 units in various stages of development with estimated completion dates ranging through June 30, 2011.  Some of the projects are developed solely by the Operating Partnership, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture.  The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).  However, the buy-sell provisions with one partner covering three projects does require the Operating Partnership to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property (in Q1 2009).

15.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Operating Partnership’s primary business is owning, managing, and operating multifamily residential properties, which include the generation of rental and other related income through the leasing of apartment units to residents.  Senior management evaluates the performance of each of our apartment communities individually and geographically, and both on a same store and non-same store basis; however, each of our apartment communities generally has similar economic characteristics, residents, products and services.  The Operating Partnership’s operating segments have been aggregated by geography in a manner identical to that which is provided to its chief operating decision maker.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the quarters ended March 31, 2008 and 2007, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2008 and 2007, respectively, as well as total assets for the quarter ended March 31, 2008 (amounts in thousands):

	Quarter Ended March 31, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$128,955	$95,320	$97,753	$126,484	$—	$448,512
Non-same store/other (2) (3)	16,764	7,684	14,238	7,659	25,661	72,006
Total rental income	145,719	103,004	111,991	134,143	25,661	520,518

Operating expenses:
Same store (1)	50,017	33,616	40,118	44,140	—	167,891
Non-same store/other (2) (3)	7,369	3,571	6,140	3,589	26,024	46,693
Total operating expenses	57,386	37,187	46,258	47,729	26,024	214,584

NOI:
Same store (1)	78,938	61,704	57,635	82,344	—	280,621
Non-same store/other (2) (3)	9,395	4,113	8,098	4,070	(363)	25,313
Total NOI	$88,333	$65,817	$65,733	$86,414	$(363)	$305,934

Total assets	$4,581,924	$2,748,192	$3,015,852	$3,185,010	$2,479,967	$16,010,945

(1)               Same store includes properties owned for all of both periods ending March 31, 2008 and March 31, 2007 which represented 121,826 units.

(2)               Non-same store includes properties acquired after January 1, 2007.

(3)               Other includes ECH, development, condominium conversion overhead of $0.7 million and other corporate operations.  Also reflects a $3.2 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended March 31, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$124,047	$89,030	$97,699	$122,575	$—	$433,351
Non-same store/other (2) (3)	6,702	874	9,565	3,280	19,810	40,231
Total rental income	130,749	89,904	107,264	125,855	19,810	473,582

Operating expenses:
Same store (1)	47,741	33,580	39,714	44,184	—	165,219
Non-same store/other (2) (3)	4,279	405	3,307	1,920	28,913	38,824
Total operating expenses	52,020	33,985	43,021	46,104	28,913	204,043

NOI:
Same store (1)	76,306	55,450	57,985	78,391	—	268,132
Non-same store/other (2) (3)	2,423	469	6,258	1,360	(9,103)	1,407
Total NOI	$78,729	$55,919	$64,243	$79,751	$(9,103)	$269,539

(1)               Same store includes properties owned for all of both periods ending March 31, 2008 and March 31, 2007 which represented 121,826 units.

(2)               Non-same store includes properties acquired after January 1, 2007.

(3)               Other includes ECH, development, condominium conversion overhead of $1.2 million and other corporate operations.  Also reflects a $4.2 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

Note:  Markets included in the above geographic segments are as follows:

(a)                                  Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)                                 Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.

(c)                                  Southeast – Atlanta, Jacksonville, Orlando, Raleigh/Durham, South Florida and Tampa/Ft. Myers.

(d)                                 Southwest – Albuquerque, Austin, Dallas/Ft. Worth, Inland Empire, Los Angeles, Minneapolis/St. Paul, Orange County, Phoenix, San Diego and Tulsa.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2008 and 2007, respectively (amounts in thousands):

	Quarter Ended March 31,
	2008	2007
Rental income	$520,518	$473,582
Property and maintenance expense	(137,491)	(126,781)
Real estate taxes and insurance expense	(55,925)	(52,420)
Property management expense	(21,168)	(24,842)
Total operating expenses	(214,584)	(204,043)
Net operating income	$305,934	$269,539

16.                               Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2008 and through May 1, 2008, the Operating Partnership sold one apartment property consisting of 115 units for $12.3 million (excluding condominium units).

Other

The Operating Partnership incurred impairment losses of approximately $0.2 million (including discontinued operations) for both the quarters ended March 31, 2008 and 2007 related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

During the quarter ended March 31, 2008, the Operating Partnership received $0.4 million for the settlement of insurance litigation claims from 2000 through 2002 and $0.2 million for a breach of contract claim against the former owner of a property, both of which were recorded as interest and other income.  In addition, the Operating Partnership recognized $0.3 million of forfeited deposits for various terminated transactions, which are included in interest and other income.

During the quarter ended March 31, 2008, the Operating Partnership recorded approximately $0.2 million and $1.7 million of additional property management expense and general and administrative expense, respectively, related to cash severance for various employees.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December31, 2007.

Forward-looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Operating Partnership’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The Operating Partnership assumes no obligation to update or supplement forward-looking statements because of subsequent events.   Factors that might cause such differences include, but are not limited to the following:

•                  We intend to actively acquire and develop multifamily properties for rental operations and/or conversion into condominiums, as well as upgrade and sell existing properties as individual condominiums.  We may underestimate the costs necessary to bring an acquired or development property up to standards established for its intended market position.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We also plan to develop more properties ourselves in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each submarket.  This may increase the overall level of risk associated with our developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

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

Overview

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

EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned).  The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also operates approximately 35 property management offices throughout the United States.  The Operating Partnership has approximately 4,700 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize current income, capital appreciation of each property and the total return for its shareholders.  The Operating Partnership’s strategy for accomplishing these objectives includes:

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

•                  Giving residents reasons to stay with the Operating Partnership by providing a range of product options available in our diversified portfolio and by enhancing their experience through our employees and our services.

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

•                  purchase prices and yields of available existing stabilized properties, if any;

•                  competition from existing multifamily properties, residential properties under development and the potential for the construction of new multifamily properties in the area; and

•                  opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition and development strategies and at times to fund its share repurchase activities.  In addition, when feasible, the Operating Partnership may structure these transactions as tax-deferred exchanges.

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the quarter ended March 31, 2008.  In summary, we:

•                  Acquired $41.9 million of properties consisting of 2 properties and 171 units, both of which we deem to be in our strategic targeted markets; and

•                  Sold $271.6 million of properties consisting of 15 properties and 3,317 units, as well as 41 condominium units for $9.4 million.

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

Properties that the Operating Partnership owned for all of both of the quarters ended March 31, 2008 and 2007 (the “First Quarter 2008 Same Store Properties”), which represented 121,826 units, impacted the Operating Partnership’s results of operations.  The First Quarter 2008 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2008 and 2007.  The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2008 to the quarter ended March 31, 2007

For the quarter ended March 31, 2008, income from continuing operations increased by approximately $18.5 million when compared to the quarter ended March 31, 2007.  The increase in continuing operations is discussed below.

Revenues from the First Quarter 2008 Same Store Properties increased $15.2 million primarily as a result of higher rental rates charged to residents.  Expenses from the First Quarter 2008 Same Store Properties increased $2.7 million primarily due to higher utilities, payroll and real estate taxes.  The following tables provide comparative same store results and statistics for the First Quarter 2008 Same Store Properties:

First Quarter 2008 vs. First Quarter 2007

Quarter over Quarter Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 121,826 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2008	$448,512	$167,891	$280,621	$1,302	94.4%	13.7%
Q1 2007	$433,351	$165,219	$268,132	$1,253	94.8%	13.5%
Change	$15,161	$2,672	$12,489	$49	(0.4)%	0.2%
Change	3.5%	1.6%	4.7%	3.9%

(1)  Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2008 Same Store Properties:

	Quarter Ended March 31,
	2008	2007
	(Amounts in thousands)

Operating income	$146,847	$120,928
Adjustments:
Non-same store operating results	(25,313)	(1,407)
Fee and asset management revenue	(2,294)	(2,267)
Fee and asset management expense	2,183	2,341
Depreciation	146,598	138,932
General and administrative	12,481	9,369
Impairment	119	236

Same store NOI	$280,621	$268,132

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

Non-same store operating results increased $23.9 million and consist primarily of properties acquired in calendar years 2008 and 2007 as well as operations from completed development properties and our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.2 million primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis as well as a decrease in asset management expenses from managing fewer properties for third parties and unconsolidated entities.  As of March 31, 2008 and 2007, the Operating Partnership managed 14,472 and 15,025 units, respectively, primarily for unconsolidated entities and our military housing venture at Fort Lewis.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies.  These expenses decreased by approximately $3.7 million or 14.8%.  This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio, as well as a decrease in third party management fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $7.7 million primarily as a result of additional depreciation expense on properties acquired in 2007 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased $3.1 million primarily as a result of a $1.7 million increase in severance related costs in 2008 (see Note 16) as well as a $1.6 million expense recovery recorded for the quarter ended March 31, 2007 related to a certain lawsuit in Florida.  The Operating Partnership anticipates that general and administrative expenses will approximate $48.0 million to $50.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased $0.1 million primarily as a result of the write-off of various pursuit and out-of-pocket costs for a terminated development transaction during the quarter ended March 31, 2007, partially offset by the write-off of various deferred sales costs on halted condominium conversions during the quarter ended March 31, 2008

Interest and other income from continuing operations increased $0.9 million primarily as a result of an increase in forfeited deposits and litigation settlement proceeds, partially offset by a decrease in interest on cash and restricted deposits.  The Operating Partnership anticipates that interest and other income will approximate $5.0 million to $10.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $6.5 million primarily as a result of higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and its pre-funding of its 2008 debt maturities, partially offset by lower overall effective interest rates.  During the quarter ended March 31, 2008, the Operating Partnership capitalized interest costs of approximately $14.7 million as compared to $7.9 million for the quarter ended March 31, 2007. This capitalization of interest primarily relates to consolidated projects under development.  The effective interest cost on all indebtedness for the quarter ended March 31, 2008 was 5.61% as compared to 5.93% for the quarter ended March 31, 2007.  The Operating Partnership anticipates that interest expense (including discontinued operations) will approximate $470.0 million to $490.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased $2.3 million primarily due to a change in the estimate for Texas state taxes.  The Operating Partnership anticipates that income and other tax expense will approximate $5.0 million to $6.0 million for the year ending December 31, 2008.  The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities decreased $0.1 million as compared to the quarter ended March 31, 2007 due to improved operating performance at the Operating Partnership’s partially owned unconsolidated entities.

Discontinued operations, net decreased approximately $3.0 million between the periods under comparison.  This decrease is primarily due to the mix of those properties sold during the quarter ended March 31, 2008 as compared to the same period in 2007 and the operations of those properties.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2008, the Operating Partnership had approximately $50.8 million of cash and cash equivalents and $1.3 billion available under its revolving credit facility (net of $80.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at March 31, 2008 was approximately $502.6 million and the amount available on the Operating Partnership’s revolving credit facility was $1.4 billion (net of $77.5 million which was restricted/dedicated to support letters of credit and not available for borrowing).  The significant increase in the Operating Partnership’s cash and cash equivalents balance since December 31, 2007 is a direct result of its decision to pre-fund its 2008 debt maturities with the closing of a $500.0 million secured mortgage pool in March 2008.  See Note 10 in the Notes to Consolidated Financial Statements for further discussion.

During the quarter ended March 31, 2008, the Operating Partnership generated proceeds from various transactions, which included the following:

•                  Disposed of 17 properties and various individual condominium units, receiving net proceeds of approximately $284.3 million;

•                  Obtained $563.1 million in new mortgage financing and terminated three forward starting swaps designated to hedge the first $150.0 million of one of the loan issuances, making payments of $13.2 million; and

•                  Issued approximately 0.2 million OP Units and received net proceeds of $5.8 million.

During the quarter ended March 31, 2008, the above proceeds were primarily utilized to:

•                  Invest $125.9 million primarily in development projects;

•                  Acquire two properties, utilizing cash of $41.9 million;

•                  Repurchase 0.2 million OP Units and settle 0.1 million OP Units, utilizing cash of $10.9 million (see Note 3); and

•                  Repay $74.5 million of mortgage loans.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees.  EQR repurchased $6.3 million (171,161 shares at an average price per share of $36.78) of its Common Shares during the quarter ended March 31, 2008.  Concurrent with these transactions, the Operating Partnership repurchased and retired 171,161 OP Units previously issued to EQR. As of March 31, 2008, EQR had authorization to repurchase an additional $469.3 million of its shares.  See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Operating Partnership’s total debt summary and debt maturity schedules as of March 31, 2008 are as follows:

Debt Summary as of March 31, 2008

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,096,357	41.5%	5.23%	7.9
Unsecured	5,767,075	58.5%	5.59%	6.0
Total	$9,863,432	100.0%	5.45%	6.8

Fixed Rate Debt:
Secured – Conventional	$2,935,779	29.7%	6.06%	5.8
Unsecured – Public/Private	5,003,070	50.7%	5.68%	6.2
Unsecured – Tax Exempt	111,390	1.2%	5.06%	21.1
Fixed Rate Debt	8,050,239	81.6%	5.80%	6.3

Floating Rate Debt:
Secured – Conventional	533,665	5.4%	4.01%	5.0
Secured – Tax Exempt	626,913	6.4%	2.86%	20.8
Unsecured – Public/Private	652,615	6.6%	5.10%	2.2
Unsecured – Revolving Credit Facility	—	—	4.29%	3.9
Floating Rate Debt	1,813,193	18.4%	4.01%	9.2

Total	$9,863,432	100.0%	5.45%	6.8

(1)  Net of the effect of any derivative instruments.  Weighted average rates are for the quarter ended March 31, 2008.

Note:  The Operating Partnership capitalized interest of approximately $14.7 million and $7.9 million for the quarters ended March 31, 2008 and 2007, respectively.

Debt Maturity Schedule as of March 31, 2008

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2008	$399,695	$67,392	$467,087	4.7%	6.62%	6.32%
2009	458,419	476,246	934,665	9.5%	6.35%	5.28%
2010 (2)	282,829	580,960	863,789	8.8%	7.02%	5.21%
2011 (3)	1,519,782	41,537	1,561,319	15.8%	5.57%	5.50%
2012	907,993	—	907,993	9.2%	6.08%	6.08%
2013	566,295	—	566,295	5.7%	5.93%	5.93%
2014	517,454	—	517,454	5.3%	5.28%	5.28%
2015	355,622	—	355,622	3.6%	6.41%	6.41%
2016	1,089,323	—	1,089,323	11.0%	5.32%	5.32%
2017	803,653	456	804,109	8.2%	6.01%	6.01%
2018+	1,149,174	646,602	1,795,776	18.2%	5.76%	5.10%
Total	$8,050,239	$1,813,193	$9,863,432	100.0%	5.86%	5.54%

(1)   Net of the effect of any derivative instruments.  Weighted average rates are as of March 31, 2008.

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

The following table provides a summary of the Operating Partnership’s unsecured debt as of March 31, 2008:

Unsecured Debt Summary as of March 31, 2008

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	7.500%	08/15/08	(1)	$130,000	$—	$130,000
	4.750%	06/15/09	(2)	300,000	(331)	299,669
	6.950%	03/02/11		300,000	2,665	302,665
	6.625%	03/15/12		400,000	(1,162)	398,838
	5.500%	10/01/12		350,000	(1,553)	348,447
	5.200%	04/01/13		400,000	(592)	399,408
	5.250%	09/15/14		500,000	(397)	499,603
	6.584%	04/13/15		300,000	(782)	299,218
	5.125%	03/15/16		500,000	(426)	499,574
	5.375%	08/01/16		400,000	(1,546)	398,454
	5.750%	06/15/17		650,000	(4,705)	645,295
	7.125%	10/15/17		150,000	(619)	149,381
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(3)	650,000	(7,482)	642,518
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
				5,020,000	(16,930)	5,003,070

Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790
				111,390	—	111,390

Floating Rate Notes:
		06/15/09	(2)	150,000	—	150,000
FAS 133 Adjustments – net			(2)	2,615	—	2,615
Term Loan Facility		10/05/10	(4)	500,000	—	500,000
				652,615	—	652,615

Revolving Credit Facility:		02/28/12	(5)	—	—	—

Total Unsecured Debt				$5,784,005	$(16,930)	$5,767,075

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

(5)  As of March 31, 2008, there was no amount outstanding on the Operating Partnership’s $1.5 billion unsecured revolving credit facility which matures on February 28, 2012.

As of May 1, 2008, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount).  As of May 1, 2008, $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2008 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of March 31, 2008

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,096,357	41.5%
Unsecured Debt		5,767,075	58.5%
Total Debt		9,863,432	100.0%	44.7%

OP Units	288,503,272
OP Unit Equivalents (see below)	439,296
Total outstanding at quarter-end	288,942,568
EQR Common Share Price at March 31, 2008	$41.49
		11,988,227	98.4%
Perpetual Preference Units (see below)		200,000	1.6%
Total Equity		12,188,227	100.0%	55.3%

Total Market Capitalization		$22,051,659		100.0%

Convertible Preference Units as of March 31, 2008

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units
7.00% Series E	11/1/98	357,616	$8,940	$1.75	$626		1.1128	397,955
7.00% Series H	6/30/98	23,359	584	1.75	41		1.4480	33,824
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preference Units		388,342	$9,708		$682	7.03%		439,296

Perpetual Preference Units as of March 31, 2008

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility.  The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures.  In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $18.3 billion in investment in real estate on the Operating Partnership’s balance sheet at March 31, 2008, $11.3 billion or 61.5%, was unencumbered.

As of May 1, 2008, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. As of May 1, 2008, EQR’s preferred equity ratings from S&P, Moody’s and Fitch are BBB, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.5 billion which matures in February 2012.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of May 1, 2008, no amounts were outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2008.

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

For the quarter ended March 31, 2008, our actual improvements to real estate totaled approximately $40.7 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Quarter Ended March 31, 2008

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	111,463	$8,925	$80	$13,214	$119	$22,139	$199

New Acquisition Properties (3)	17,879	1,154	65	5,096	285	6,250	350

Other (4)	6,250	9,391		2,964		12,355

Total	135,592	$19,470		$21,274		$40,744

(1)  Total units – Excludes 10,446 unconsolidated units and 3,731 military housing (fee managed) units, for which capitalized improvements to real estate are self-funded and do not consolidate into the Operating Partnership’s results.

(2)  Established Properties – Wholly Owned Properties acquired prior to January 1, 2006.

(3)  New Acquisition Properties – Wholly Owned Properties acquired during 2006, 2007 and 2008.

(4)  Other – Includes properties either partially owned or sold during the period, commercial space, corporate housing and condominium conversions.  Also includes $7.5 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

For 2008, the Operating Partnership estimates an annual stabilized run rate of approximately $1,100 per unit of capital expenditures for its established properties.  The above assumption is based on current expectations and is forward-looking.

During the quarter ended March 31, 2008, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $1.0 million.  The Operating Partnership expects to fund approximately $2.7 million in total additions to non-real estate property for the remainder of 2008.  The above assumption is based on current expectations and is forward-looking.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2008.

Other

Total distributions paid in April 2008 amounted to $141.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

The Operating Partnership has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Operating Partnership’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. During 2000 and 2001, the Operating Partnership entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Operating Partnership sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Operating Partnership’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Operating Partnership. The Operating Partnership’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Operating Partnership sold one property consisting of 400 units during the year ended December 31, 2007.

As of March 31, 2008, the Operating Partnership has 13 projects totaling 4,484 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Operating Partnership’s Consolidated Financial Statements.

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

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Operating Partnership capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheet as construction-in-progress for each specific property. The Operating Partnership expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovation at selected properties when additional incremental employees are hired.

Fair Value of Financial Instruments, Including Derivative Instruments

The Operating Partnership follows the guidance under SFAS No. 157 when valuing its financial instruments. The valuation of financial instruments under SFAS No. 107 and SFAS No. 133, as amended, requires the Operating Partnership to make estimates and judgments that affect the fair value of the instruments. The Operating Partnership, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Operating Partnership bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial statements.

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

Funds From Operations

For the quarter ended March 31, 2008, Funds From Operations (“FFO”) available to OP Units decreased by $2.5 million or 1.4%, as compared to the quarter ended March 31, 2007.

The following is a reconciliation of net income to FFO available to OP Units for the quarters ended March 31, 2008 and 2007:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2008	2007
Net income	$149,778	$134,346
Adjustments:
Depreciation	146,598	138,932
Depreciation – Non-real estate additions	(2,051)	(2,035)
Depreciation – Partially Owned and Unconsolidated Properties	1,034	943
Discontinued operations:
Depreciation	982	15,742
Net (gain) on sales of discontinued operations	(122,517)	(111,946)
Net incremental gain on sales of condominium units	366	4,684

FFO (1) (2)	174,190	180,666
Preferred distributions	(3,637)	(7,647)

FFO available to OP Units (1) (2)	$170,553	$173,019

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Operating Partnership’s Form 10-K for the year ended December 31, 2007. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2008, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting:

During the first quarter of 2008, the Operating Partnership completed the implementation of a new general ledger and accounts payable system designed to integrate its financial and operating platforms.  The Operating Partnership believes this implementation constitutes an improvement to its internal control over financial reporting.

Except for the preceding change, there were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1. Legal Proceedings

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at March 31, 2008. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, will have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

Item 1A. Risk Factors

There have been no material changes related to the risk factors that were discussed in Part I, Item 1A of the Operating Partnership’s Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)  OP Units Repurchased in the Quarter Ended March 31, 2008

The Operating Partnership repurchased the following OP Units during the quarter ended March 31, 2008:

				Dollar Value of OP
			Total Number of OP	Units that May
	Total Number	Average Price	Units Purchased as Part	Yet Be Purchased
	of OP Units	Paid Per	of Publicly Announced	Under the Plans
Period	Purchased (1)	Unit (1)	Plans or Programs (1)	or Programs (1)

January 2008	100,000	$35.74	100,000	$471,995,345
February 2008	71,161	$38.25	71,161	$469,273,467
March 2008	—	$—	—	$469,273,467
First Quarter 2008	171,161	$36.78	171,161

(1) The OP Units repurchased during the quarter ended March 31, 2008 represent OP Units redeemed in response to repurchases of Common Shares under the Company’s publicly announced share repurchase program approved by its Board of Trustees. Of the total shares repurchased, 71,161 shares were repurchased from employees at an average price of $38.25 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. The remaining 100,000 shares were repurchased in the open market at an average price of $35.74 per share. EQR has authorization to repurchase an additional $469.3 million of its shares as of March 31, 2008.

Item 6.    Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
BY: EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date:	May 8, 2008	By: /s/	Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date:	May 8, 2008	By: /s/	Ian S. Kaufman
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

Exhibit	Description	Location
10.1	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2008.	Included as Exhibit 10.1 to EQR’s Form 10-Q for the quarterly period ended March 31, 2008.

10.2	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Included as Exhibit 10.2 to EQR’s Form 10-Q for the quarterly period ended March 31, 2008.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.