Form 10-Q
period 2008-09-30
ERP OPERATING LTD PARTNERSHIP
filed 2008-11-06
CIK 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Investment in real estate
Land	$3,653,808	$3,607,305
Depreciable property	13,760,599	13,556,681
Projects under development	852,597	828,530
Land held for development	366,822	340,834

Investment in real estate	18,633,826	18,333,350
Accumulated depreciation	(3,422,371)	(3,170,125)

Investment in real estate, net	15,211,455	15,163,225

Cash and cash equivalents	530,050	50,831
Investments in unconsolidated entities	3,131	3,547
Deposits – restricted	395,658	253,276
Escrow deposits – mortgage	21,834	20,174
Deferred financing costs, net	54,210	56,271
Other assets	150,986	142,453

Total assets	$16,367,324	$15,689,777

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$4,493,886	$3,605,971
Notes, net	5,607,519	5,763,762
Lines of credit	-	139,000
Accounts payable and accrued expenses	173,658	109,385
Accrued interest payable	79,572	124,717
Other liabilities	313,629	322,975
Security deposits	64,066	62,159
Distributions payable	141,629	141,244

Total liabilities	10,873,959	10,269,213

Commitments and contingencies
Minority Interests – Partially Owned Properties	26,506	26,236

Partners’ capital:
Preference Units	209,049	209,662
Preference Interests and Junior Preference Units	184	184
General Partner	4,973,731	4,868,738
Limited Partners	310,572	331,626
Accumulated other comprehensive loss	(26,677)	(15,882)

Total partners’ capital	5,466,859	5,394,328

Total liabilities and partners’ capital	$16,367,324	$15,689,777

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007
REVENUES
Rental income	$1,566,821	$1,440,041	$535,932	$498,868
Fee and asset management	7,397	6,937	2,387	2,234

Total revenues	1,574,218	1,446,978	538,319	501,102

EXPENSES
Property and maintenance	409,755	378,586	141,555	132,162
Real estate taxes and insurance	162,470	149,521	55,206	49,765
Property management	59,536	68,960	18,902	21,698
Fee and asset management	6,154	6,604	1,983	2,100
Depreciation	437,935	420,347	152,157	143,987
General and administrative	34,040	33,182	9,849	12,366
Impairment	2,800	1,020	2,097	626

Total expenses	1,112,690	1,058,220	381,749	362,704

Operating income	461,528	388,758	156,570	138,398

Interest and other income	11,019	12,335	2,838	6,119
Interest:
Expense incurred, net	(355,035)	(360,207)	(120,304)	(128,214)
Amortization of deferred financing costs	(6,751)	(7,853)	(2,411)	(2,031)

Income before income and other taxes, allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	110,761	33,033	36,693	14,272
Income and other tax (expense) benefit	(5,941)	(1,468)	(1,317)	(770)
Allocation to Minority Interests – Partially Owned Properties	(1,765)	(997)	(106)	(218)
Income from investments in unconsolidated entities	60	185	250	548
Net gain on sales of unconsolidated entities	-	2,629	-	2,629
Net gain on sales of land parcels	2,976	5,230	2,976	714

Income from continuing operations	106,091	38,612	38,496	17,175
Discontinued operations, net	374,344	885,144	151,041	471,404

Net income	$480,435	$923,756	$189,537	$488,579

ALLOCATION OF NET INCOME:
Preference Units	$10,887	$19,157	$3,628	$4,317

Preference Interests and Junior Preference Units	$11	$437	$4	$3

Premium on redemption of Preference Units	$-	$6,144	$-	$6,144

General Partner	$440,448	$841,044	$174,613	$447,246
Limited Partners	29,089	56,974	11,292	30,869

Net income available to OP Units	$469,537	$898,018	$185,905	$478,115

Earnings per OP Unit – basic:
Income from continuing operations available to OP Units	$0.33	$0.04	$0.12	$0.02

Net income available to OP Units	$1.63	$2.97	$0.65	$1.64

Weighted average OP Units outstanding	287,422	301,987	287,743	290,977

Earnings per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.33	$0.04	$0.12	$0.02

Net income available to OP Units	$1.62	$2.93	$0.64	$1.62

Weighted average OP Units outstanding	290,267	306,052	290,795	294,331

Distributions declared per OP Unit outstanding	$1.4475	$1.3875	$0.4825	$0.4625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$480,435	$923,756	$189,537	$488,579
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding (losses) gains arising during the period	(12,723)	3,849	(7,144)	(2,242)
Losses reclassified into earnings from other comprehensive income	1,928	1,501	712	449

Comprehensive income	$469,640	$929,106	$183,105	$486,786

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480,435	$923,756
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	1,765	997
Depreciation	447,936	466,035
Amortization of deferred financing costs	6,751	9,520
Amortization of discounts and premiums on debt	(3,494)	(3,835)
Amortization of deferred settlements on derivative instruments	893	466
Impairment	2,856	1,020
(Income) from investments in unconsolidated entities	(60)	(185)
Distributions from unconsolidated entities – return on capital	71	76
Net (gain) on sales of unconsolidated entities	-	(2,629)
Net (gain) on sales of land parcels	(2,976)	(5,230)
Net (gain) on sales of discontinued operations	(365,052)	(847,490)
(Gain) loss on debt extinguishments	(225)	3,339
Unrealized loss (gain) on derivative instruments	68	(1)
Compensation paid with Company Common Shares	16,753	14,963
Other operating activities, net	-	164

Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,086)	1,509
(Increase) in other assets	(16,167)	(2,176)
Increase in accounts payable and accrued expenses	66,078	40,686
(Decrease) in accrued interest payable	(45,145)	(1,250)
(Decrease) in other liabilities	(19,829)	(15,023)
Increase in security deposits	1,907	4,124

Net cash provided by operating activities	570,479	588,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(344,231)	(1,575,814)
Investment in real estate – development/other	(399,339)	(327,936)
Improvements to real estate	(131,365)	(185,301)
Additions to non-real estate property	(2,050)	(5,962)
Interest capitalized for real estate under development	(45,117)	(30,753)
Proceeds from disposition of real estate, net	829,125	1,824,979
Proceeds from disposition of unconsolidated entities	2,629	-
Investments in unconsolidated entities	-	(191)
Distributions from unconsolidated entities – return of capital	405	13
(Increase) decrease in deposits on real estate acquisitions, net	(168,936)	62,674
(Increase) decrease in mortgage deposits	(1,660)	2,486
Acquisition of Minority Interests – Partially Owned Properties	(20)	-
Other investing activities, net	-	1,200

Net cash (used for) investing activities	(260,559)	(234,605)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(6,199)	$(23,118)
Mortgage notes payable:
Proceeds	1,242,425	646,930
Restricted cash	28,390	(124,774)
Lump sum payoffs	(359,782)	(348,270)
Scheduled principal repayments	(18,949)	(18,536)
Prepayment premiums/fees	(41)	(3,339)
Notes, net:
Proceeds	-	993,031
Lump sum payoffs	(147,124)	(100,000)
Scheduled principal repayments	-	(4,286)
Gain on debt extinguishments	266	-
Lines of credit:
Proceeds	841,000	15,543,000
Repayments	(980,000)	(15,363,000)
(Payments on) proceeds from settlement of derivative instruments	(13,256)	2,370
Proceeds from sale of OP Units	5,085	5,715
Proceeds from exercise of EQR options	16,772	10,870
OP Units repurchased and retired	(10,935)	(1,136,844)
Redemption of Preference Units	-	(175,000)
Premium on redemption of Preference Units	(4)	(14)
Payment of offering costs	(88)	(175)
Other financing activities, net	(8)	(7)
Contributions – Minority Interests – Partially Owned Properties	1,842	10,600
Distributions:
OP Units – General Partner	(391,072)	(400,907)
Preference Units	(10,893)	(22,313)
Preference Interests and Junior Preference Units	(11)	(450)
OP Units – Limited Partners	(26,309)	(26,955)
Minority Interests – Partially Owned Properties	(1,810)	(16,302)

Net cash provided by (used for) financing activities	169,299	(551,774)

Net increase (decrease) in cash and cash equivalents	479,219	(197,543)
Cash and cash equivalents, beginning of period	50,831	260,277

Cash and cash equivalents, end of period	$530,050	$62,734

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$402,810	$368,545

Net cash paid (received) for income and other taxes	$2,302	$(266)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$24,946	$197,801

Valuation of OP Units issued	$849	$-

Mortgage loans (assumed) by purchaser	$-	$(76,744)

Amortization of deferred financing costs:
Investment in real estate, net	$(1,509)	$(755)

Deferred financing costs, net	$8,260	$10,275

Amortization of discounts and premiums on debt:
Investment in real estate, net	$(3)	$-

Mortgage notes payable	$(4,717)	$(4,688)

Notes, net	$1,226	$853

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(1,035)	$(1,035)

Accumulated other comprehensive loss	$1,928	$1,501

Unrealized loss (gain) on derivative instruments:
Other assets	$(3,777)	$(2,322)

Mortgage notes payable	$3,992	$4,330

Notes, net	$1,011	$2,201

Other liabilities	$11,279	$(8,077)

Accumulated other comprehensive loss	$(12,437)	$3,867

(Payments on) proceeds from settlement of derivative instruments:
Other assets	$(39)	$2,375

Other liabilities	$(13,217)	$(5)

Repurchase of notes, net not yet settled:
Other liabilities	$(11,356)	$-

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

EQR is the general partner of, and as of September 30, 2008 owned an approximate 94.1% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

As of September 30, 2008, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 554 properties in 23 states and the District of Columbia consisting of 147,326 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	481	127,440
Partially Owned Properties:
Consolidated	28	5,709
Unconsolidated	44	10,446
Military Housing (Fee Managed)	1	3,731

	554	147,326

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Operating Partnership’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2008, the Operating Partnership has recorded a deferred tax asset of approximately $12.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

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

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 28 properties and 5,709 units and various uncompleted development properties having a minority interest book value of $26.5 million at September 30, 2008. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of September 30, 2008, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $102.0 million

(“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2008 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Operating Partnership beginning January 1, 2009. The adoption of APB 14-1 will affect the accounting for the Operating Partnership’s $650.0 million 3.85% convertible unsecured notes with a maturity date of August 2026. The Operating Partnership believes that APB 14-1 will result in a reduction to earnings of approximately $0.03 to $0.04 per share in 2009.

3.	Partners’ Capital

The following tables present the changes in all of the Operating Partnership’s issued and outstanding OP Units and the changes in limited partners’ OP Units for the nine months ended September 30, 2008:

2008
General and Limited Partner OP Units
General and Limited Partner OP Units outstanding at January 1,	287,974,981

Issued to General Partner:
Conversion of Series E Preference Units	26,148
Conversion of Series H Preference Units	1,448
Exercise of EQR options	621,192
Employee Share Purchase Plan	149,832
Restricted EQR share grants, net	478,802

Issued to Limited Partners:
Issuance – Consolidations	19,017

OP Units Other:
Repurchased and retired	(171,161)

General and Limited Partner OP Units outstanding at September 30,	289,100,259

Limited Partner OP Units
Limited Partner OP Units outstanding at January 1,	18,420,320
Limited Partner OP Units issued through consolidations	19,017
Conversion of Limited Partner OP Units to EQR Common Shares	(1,361,962)

Limited Partner OP Units outstanding at September 30,	17,077,375

Limited Partner OP Units Ownership Interest in Operating Partnership	5.9%

Limited Partner OP Units Issued:
Consolidations – per unit	$44.64
Consolidations – valuation	$0.8 million

During the nine months ended September 30, 2008, the Company repurchased 171,161 of its Common Shares at an average price of $36.78 per share for total consideration of $6.3 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 171,161 OP Units previously issued to EQR. Of the total shares repurchased, 71,161 shares were repurchased from employees at an average price of $38.25 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. The remaining 100,000 shares were repurchased in the open market at an average price of $35.74 per share. The Company also funded $4.6 million in January 2008 for the settlement of 125,000 Common Shares that were repurchased in December 2007 and recorded as other liabilities at December 31, 2007. EQR has authorization to repurchase an additional $469.3 million of its shares as of September 30, 2008.

The Limited Partners of the Operating Partnership as of September 30, 2008 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units. Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2008 and December 31, 2007:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Unit (3)	September 30, 2008	December 31, 2007
Preference Units:

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 338,616 and 362,116 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	11/1/98	1.1128	$1.75	$8,465	$9,053

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 23,359 and 24,359 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	6/30/98	1.4480	$1.75	584	609

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2008 and December 31, 2007	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at September 30, 2008 and December 31, 2007 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$209,049	$209,662

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2008 and December 31, 2007:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	September 30, 2008	December 31, 2007
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2008 and December 31, 2007	7/29/09	1.020408	$2.00	$184	$184

				$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

The following table summarizes the carrying amounts for investment in real estate (at cost) as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30, 2008	December 31, 2007
Land	$3,653,808	$3,607,305
Depreciable property:
Buildings and improvements	12,715,349	12,665,706
Furniture, fixtures and equipment	1,045,250	890,975
Projects under development:
Land	186,970	225,960
Construction-in-progress	665,627	602,570
Land held for development:
Land	296,474	296,129
Construction-in-progress	70,348	44,705

Investment in real estate	18,633,826	18,333,350
Accumulated depreciation	(3,422,371)	(3,170,125)

Investment in real estate, net	$15,211,455	$15,163,225

During the nine months ended September 30, 2008, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	6	1,837	$336,863
Uncompleted Developments	-	-	31,705

Total	6	1,837	$368,568

The Operating Partnership also acquired all of its partners’ interests in one partially owned property containing 144 units for $5.9 million and two partially owned land parcels for $1.6 million. In addition, the Company made an additional payment of $1.3 million related to an April 2006 acquisition of a partner’s interest in a now wholly-owned property, partially funded through the issuance of 19,017 OP Units valued at $0.8 million.

During the nine months ended September 30, 2008, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Rental Properties	34	8,795	$806,999
Condominium Conversion Properties	3	98	21,644
Land Parcel (one)	-	-	3,300

Total	37	8,893	$831,943

The Operating Partnership recognized a net gain on sales of discontinued operations and a net gain on sales of land parcels of approximately $365.1 million and $3.0 million, respectively, on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

As of October 30, 2008, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	2	482	$58,779
Land Parcels	2	-	42,650

Total	4	482	$101,429

As of October 30, 2008, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price
Operating Properties:
Wholly Owned	3	731	$46,750
Partially Owned – Unconsolidated	2	466	27,025

Total Operating Properties	5	1,197	$73,775

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Operating Partnership’s investments in partially owned entities as of September 30, 2008 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures
Total projects (1)	-	2	5	21	28	44

Total units (1)	-	410	1,405	3,894	5,709	10,446

Debt – Secured (2):
EQR Ownership (3)	$467,172	$75,867	$141,206	$288,976	$973,221	$121,200
Minority Ownership	-	-	-	13,321	13,321	363,600

Total (at 100%)	$467,172	$75,867	$141,206	$302,297	$986,542	$484,800

(1)	Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.
(2)	All debt is non-recourse to the Operating Partnership with the exception of $106.0 million in mortgage bonds on various development projects.
(3)	Represents the Operating Partnership’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

7.	Deposits – Restricted

The following table presents the Operating Partnership’s restricted deposits as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30, 2008	December 31, 2007
Tax–deferred (1031) exchange proceeds	$232,581	$63,795
Earnest money on pending acquisitions	2,950	3,050
Restricted deposits on debt (1)	105,101	133,491
Resident security and utility deposits	41,689	39,889
Other	13,337	13,051

Totals	$395,658	$253,276

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of September 30, 2008, the Operating Partnership had outstanding mortgage debt of approximately $4.5 billion.

During the nine months ended September 30, 2008, the Operating Partnership:

•	Repaid $378.7 million of mortgage loans;
•	Assumed $24.9 million of mortgage debt on an uncompleted development property in connection with its acquisition;
•	Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties;
•

Obtained $550.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at approximately 6% secured by 15 properties; and

•	Obtained an additional $192.4 million of new mortgage loans primarily on development properties.

The Operating Partnership recorded approximately $41,000 and $0.1 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the nine months ended September 30, 2008.

As of September 30, 2008, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At September 30, 2008, the interest rate range on the Operating Partnership’s mortgage debt was 1.90% to 12.465%. During the nine months ended September 30, 2008, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.19%.

9.	Notes

As of September 30, 2008, the Operating Partnership had outstanding unsecured notes of approximately $5.6 billion.

During the quarter ended September 30, 2008, the Operating Partnership repurchased $28.5 million of its 4.75% fixed rate public notes due June 15, 2009 at a discount to par of approximately 0.9% and recognized debt extinguishment gains of $0.3 million and wrote-off approximately $45,000 of unamortized deferred financing costs. As of September 30, 2008, a transaction to repurchase $11.5 million of the $28.5 million notes had not yet settled and is recorded as other liabilities on the consolidated balance sheets. See Note 16 in the Notes to Consolidated Financial Statements for a discussion of additional repurchases made subsequent to September 30, 2008.

As of September 30, 2008, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029. At September 30, 2008, the interest rate range on the Operating Partnership’s notes was 2.99% to 7.57%. During the nine months ended September 30, 2008, the weighted average interest rate on the Operating Partnership’s notes was 5.47%.

10.	Lines of Credit

The Operating Partnership has a $1.5 billion unsecured revolving credit facility maturing on February 28, 2012, with the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

During the nine months ended September 30, 2008, one of the providers of the Operating Partnership’s unsecured revolving credit facility declared bankruptcy and as a result, the availability of a portion of the credit facility is uncertain and likely not available. Under the existing terms of the credit facility, the provider’s share is up to $75.0 million of potential borrowings. If the Operating Partnership is unable to draw upon the provider’s portion of the credit facility, the Operating Partnership’s unsecured revolving credit facility would potentially be reduced to $1.425 billion of potential borrowings. The Operating Partnership is currently negotiating with other banks to replace this provider in the credit facility. The obligation to fund by all of the other providers has not changed.

As of September 30, 2008, the amount available on the credit facility was $1.34 billion (net of $84.1 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). During the nine months ended September 30, 2008, the weighted average interest rate under the credit facility was 4.29%.

11.	Derivative and Other Fair Value Instruments

The following table summarizes the consolidated derivative instruments at September 30, 2008 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$385,693	$300,000	$235,690
Lowest Possible Notional	$385,693	$300,000	$48,126
Highest Possible Notional	$387,694	$300,000	$375,008
Lowest Interest Rate	3.245%	4.573%	4.059%
Highest Interest Rate	4.800%	5.059%	6.000%
Earliest Maturity Date	2009	2019	2009
Latest Maturity Date	2012	2019	2011
Estimated Asset (Liability) Fair Value	$3,688	$(6,301)	$(2,236)

(1)  Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2)  Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3)  Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On September 30, 2008, the net derivative instruments were reported at their fair value as other liabilities of approximately $8.7 million and other assets of $3.9 million. As of September 30, 2008, there were approximately $27.0 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at September 30, 2008, the Operating Partnership may recognize an estimated $5.5 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2009.

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

The Operating Partnership’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Operating Partnership that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $58.6 million as of September 30, 2008 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

12.	Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income per OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007
Numerator for net income per OP Unit – basic and diluted:
Income from continuing operations	$106,091	$38,612	$38,496	$17,175
Allocation to Preference Units	(10,887)	(19,157)	(3,628)	(4,317)
Allocation to Preference Interests and Junior Preference Units	(11)	(437)	(4)	(3)
Allocation to premium on redemption of Preference Units	-	(6,144)	-	(6,144)

Income from continuing operations available to OP Units	95,193	12,874	34,864	6,711
Discontinued operations, net	374,344	885,144	151,041	471,404

Numerator for net income per OP Unit – basic and diluted	$469,537	$898,018	$185,905	$478,115

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	287,422	301,987	287,743	290,977
Effect of dilutive securities:
Dilution for OP Units issuable upon assumed exercise/vesting of EQR’s share options/restricted shares	2,845	4,065	3,052	3,354

Denominator for net income per OP Unit – diluted	290,267	306,052	290,795	294,331

Net income per OP Unit – basic	$1.63	$2.97	$0.65	$1.64

Net income per OP Unit – diluted	$1.62	$2.93	$0.64	$1.62

Net income per OP Unit – basic:
Income from continuing operations available to OP Units	$0.331	$0.042	$0.121	$0.023
Discontinued operations, net	1.303	2.931	0.525	1.621

Net income per OP Unit – basic	$1.634	$2.973	$0.646	$1.644

Net income per OP Unit – diluted:
Income from continuing operations available to OP Units	$0.328	$0.042	$0.120	$0.022
Discontinued operations, net	1.290	2.892	0.519	1.602

Net income per OP Unit – diluted	$1.618	$2.934	$0.639	$1.624

Convertible preference interests/units that could be converted into 432,445 and 713,604 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the nine months ended September 30, 2008 and 2007, respectively, and 419,822 and 488,324 weighted average Common Shares for the quarters ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes was not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

13.	Discontinued Operations

The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144), all operations related to active condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the nine months and quarters ended September 30, 2008 and 2007 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007
REVENUES
Rental income	$39,722	$168,232	$6,597	$39,857

Total revenues	39,722	168,232	6,597	39,857

EXPENSES (1)
Property and maintenance	16,289	58,158	3,908	15,312
Real estate taxes and insurance	5,312	22,208	756	5,252
Property management	(11)	287	18	23
Depreciation	10,001	45,688	1,605	10,307
General and administrative	24	14	7	4
Impairment	56	-	-	-

Total expenses	31,671	126,355	6,294	30,898

Discontinued operating income	8,051	41,877	303	8,959

Interest and other income	252	185	126	43
Interest (2):
Expense incurred, net	(29)	(3,725)	(2)	(746)
Amortization of deferred financing costs	-	(1,667)	-	(5)
Income and other tax benefit (expense)	1,018	984	359	1,166

Discontinued operations	9,292	37,654	786	9,417
Net gain on sales of discontinued operations	365,052	847,490	150,255	461,987

Discontinued operations, net	$374,344	$885,144	$151,041	$471,404

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold and/or held for sale during the nine months ended September 30, 2008 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation balance at December 31, 2007 was $457.6 million.

The net real estate basis of the Operating Partnership’s active condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Operating Partnership’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $39.7 million and $47.5 million at September 30, 2008 and December 31, 2007, respectively.

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

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at September 30, 2008. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

The Operating Partnership has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Operating Partnership periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the nine months ended September 30, 2008, the Operating Partnership recorded additional reserves of approximately $0.3 million for current projects and $3.2 million for various projects sold prior to 2008 and paid approximately $0.3 million in settlements. As a result, the Operating Partnership had total reserves of approximately $10.6 million at September 30, 2008. While no assurances can be given, the Operating Partnership does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Operating Partnership.

As of September 30, 2008, the Operating Partnership has 10 projects totaling 3,568 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Operating Partnership, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project). However, the buy-sell provisions with one partner covering three projects does require the Operating Partnership to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property (in Q1 2009). Based on current estimates, the ultimate payment to the partner, if any, will not be material to the Operating Partnership’s financial position and liquidity.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the nine months and quarters ended September 30, 2008 and 2007, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2008 and 2007, respectively, as well as total assets at September 30, 2008 (amounts in thousands):

	Nine Months Ended September 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$392,167	$283,265	$287,688	$345,437	$-	$1,308,557
Non-same store/other (2) (3)	64,486	22,018	47,640	37,954	86,166	258,264

Total rental income	456,653	305,283	335,328	383,391	86,166	1,566,821

Operating expenses:
Same store (1)	142,846	98,521	118,167	118,536	-	478,070
Non-same store/other (2) (3)	26,638	9,339	19,722	20,534	77,458	153,691

Total operating expenses	169,484	107,860	137,889	139,070	77,458	631,761

NOI:
Same store (1)	249,321	184,744	169,521	226,901	-	830,487
Non-same store/other (2) (3)	37,848	12,679	27,918	17,420	8,708	104,573

Total NOI	$287,169	$197,423	$197,439	$244,321	$8,708	$935,060

Total assets	$4,982,980	$2,674,484	$3,074,941	$3,171,281	$2,463,638	$16,367,324

(1)	Same store includes properties owned for all of both periods ending September 30, 2008 and September 30, 2007 which represented 115,713 units.
(2)	Non-same store includes properties acquired after January 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $2.1 million and other corporate operations. Also reflects a $10.5 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Nine Months Ended September 30, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$375,618	$264,133	$286,679	$337,052	$-	$1,263,482
Non-same store/other (2) (3)	29,768	10,430	35,604	24,016	76,741	176,559

Total rental income	405,386	274,563	322,283	361,068	76,741	1,440,041

Operating expenses:
Same store (1)	138,401	96,447	116,481	116,752	-	468,081
Non-same store/other (2) (3)	15,545	4,437	13,603	13,032	82,369	128,986

Total operating expenses	153,946	100,884	130,084	129,784	82,369	597,067

NOI:
Same store (1)	237,217	167,686	170,198	220,300	-	795,401
Non-same store/other (2) (3)	14,223	5,993	22,001	10,984	(5,628)	47,573

Total NOI	$251,440	$173,679	$192,199	$231,284	$(5,628)	$842,974

(1)	Same store includes properties owned for all of both periods ending September 30, 2008 and September 30, 2007 which represented 115,713 units.
(2)	Non-same store includes properties acquired after January 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $3.7 million and other corporate operations. Also reflects a $13.0 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended September 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$136,042	$101,352	$108,275	$121,141	$-	$466,810
Non-same store/other (2) (3)	22,593	2,897	4,655	7,832	31,145	69,122

Total rental income	158,635	104,249	112,930	128,973	31,145	535,932

Operating expenses:
Same store (1)	48,451	35,530	44,799	42,864	-	171,644
Non-same store/other (2) (3)	7,985	1,356	2,136	4,492	28,050	44,019

Total operating expenses	56,436	36,886	46,935	47,356	28,050	215,663

NOI:
Same store (1)	87,591	65,822	63,476	78,277	-	295,166
Non-same store/other (2) (3)	14,608	1,541	2,519	3,340	3,095	25,103

Total NOI	$102,199	$67,363	$65,995	$81,617	$3,095	$320,269

(1)	Same store includes properties owned for all of both quarters ending September 30, 2008 and September 30, 2007 which represented 122,380 units.
(2)	Non-same store includes properties acquired after July 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $0.7 million and other corporate operations. Also reflects a $3.8 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended September 30, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$129,824	$94,605	$107,898	$118,930	$-	$451,257
Non-same store/other (2) (3)	10,671	1,595	460	4,742	30,143	47,611

Total rental income	140,495	96,200	108,358	123,672	30,143	498,868

Operating expenses:
Same store (1)	46,395	34,941	44,206	41,729	-	167,271
Non-same store/other (2) (3)	4,588	691	227	3,644	27,204	36,354

Total operating expenses	50,983	35,632	44,433	45,373	27,204	203,625

NOI:
Same store (1)	83,429	59,664	63,692	77,201	-	283,986
Non-same store/other (2) (3)	6,083	904	233	1,098	2,939	11,257

Total NOI	$89,512	$60,568	$63,925	$78,299	$2,939	$295,243

(1)	Same store includes properties owned for all of both quarters ending September 30, 2008 and September 30, 2007 which represented 122,380 units.
(2)	Non-same store includes properties acquired after July 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $1.3 million and other corporate operations. Also reflects a $4.4 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b)	Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c)	Southeast – Atlanta, Jacksonville, Orlando, Raleigh/Durham, South Florida and Tampa/Ft. Myers.
(d)	Southwest – Albuquerque, Dallas/Ft. Worth, Inland Empire, Los Angeles, Minneapolis/St. Paul, Orange County, Phoenix, San Diego and Tulsa.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2008 and 2007, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007
Rental income	$1,566,821	$1,440,041	$535,932	$498,868
Property and maintenance expense	(409,755)	(378,586)	(141,555)	(132,162)
Real estate taxes and insurance expense	(162,470)	(149,521)	(55,206)	(49,765)
Property management expense	(59,536)	(68,960)	(18,902)	(21,698)

Total operating expenses	(631,761)	(597,067)	(215,663)	(203,625)

Net operating income	$935,060	$842,974	$320,269	$295,243

16.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2008 and through October 30, 2008, the Operating Partnership:

•	Sold two apartment properties consisting of 278 units for $27.8 million (excluding condominium units);
•	Repaid $21.1 million of mortgage bonds; and
•	Repurchased in excess of $100.0 million of its unsecured notes on the open market.

Other

The Operating Partnership incurred impairment losses of approximately $2.9 million and $1.0 million (including discontinued operations) for the nine months ended September 30, 2008 and 2007, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

During the nine months ended September 30, 2008, the Operating Partnership received insurance/litigation settlement proceeds from the following, all of which were recorded as interest and other income:

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

During the nine months ended September 30, 2008, the Operating Partnership recorded approximately $0.3 million and $2.2 million of additional property management expense and general and administrative expense, respectively, related to cash severance for various employees. During the nine months ended September 30, 2007, the Operating Partnership recorded approximately $0.5 million and $0.9 million of additional property management expense and general and administrative expense, respectively, related to cash severance for various employees.

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

Forward-looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Operating Partnership’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Operating Partnership undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire and develop multifamily properties for rental operations. We may underestimate the costs necessary to bring an acquired or development property up to standards established for its intended market position. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We also plan to develop more properties ourselves in addition to co-investing with our development partners. This may increase the overall level of risk associated with our developments. The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Sources of capital to the Operating Partnership or labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;
•

Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily housing, slow or negative employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Operating Partnership’s control; and

•	Additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under “Risk Factors”.

Forward-looking statements and related uncertainties are also included in Notes 2, 5, 11 and 14 in the Notes to Consolidated Financial Statements in this report.

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

Current Environment

The increasing slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for the remainder of 2008 and 2009. Revenue growth has moderated in most of our major markets as the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss should perform better than markets with employment issues. Should the current credit crisis continue and the economy continue to show signs of recessionary pressure, the Operating Partnership may experience a period of limited revenue growth or even declining revenues, which would adversely impact the Operating Partnership’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents on turnover units and lease renewals. Continued job losses and a lack of household formation have hampered the Operating Partnership’s ability to increase rents as it replaces vacating units with new residents. Additionally, in recent months it has become increasingly difficult to raise rents with our renewing residents.

The continued credit crisis has negatively impacted the availability and pricing of debt capital. During this time, the multifamily residential sector has benefited from the continued liquidity provided by Fannie Mae and Freddie Mac. A vast majority of the properties we sold this year were financed for the purchaser by one of these agencies. Furthermore, Fannie Mae and Freddie Mac have provided us with over $1.0 billion of secured mortgage financing in 2008 at attractive rates. While the Operating Partnership believes these agencies will continue to provide liquidity to our sector, should they discontinue funding the multifamily sector or fail, it would significantly reduce our access to debt capital and would significantly reduce our sales of assets. In response to the liquidity issues prevalent in the debt markets, the Operating Partnership began in early 2008 pre-funding its maturing debt obligations. We believe that cash and cash equivalents and current availability on our revolving credit facility will provide sufficient liquidity to meet our funding obligations relating to debt retirement and existing development projects through 2010. We expect that our funding obligations for the period after 2010 will be met through new borrowings, property dispositions and cash generated from operations.

Despite the challenging conditions noted above, we believe that the Operating Partnership is well-positioned to withstand the continuing economic downturn. Our properties are nearly 95% occupied, little new supply has been added to most of our markets, the single family home ownership rate continues to decline and the demographic picture is positive.

We believe we are well-positioned with a strong balance sheet and relatively low levels of debt maturities in the near term, which should allow us to take advantage of investment opportunities should distressed assets become available at significant discounts. When economic conditions improve, the short term nature of our leases should allow us to quickly realize revenue growth and improvement in our operating results.

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the nine months ended September 30, 2008. Recently, the Operating Partnership has focused more on property dispositions than acquisitions in order to preserve liquidity. In summary, we:

•

Acquired $336.9 million of properties consisting of 6 properties and 1,837 units and an uncompleted development property for $31.7 million, all of which we deem to be in our strategic targeted markets; and

•	Sold $807.0 million of properties consisting of 34 properties and 8,795 units, as well as 98 condominium units for $21.6 million and a vacant land parcel for $3.3 million.

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

Properties that the Operating Partnership owned for all of both of the nine months ended September 30, 2008 and 2007 (the “Nine-Month 2008 Same Store Properties”), which represented 115,713 units, and properties that the Operating Partnership owned for all of both of the quarters ended September 30, 2008 and 2007 (the “Third Quarter 2008 Same Store Properties”), which represented 122,380 units, impacted the Operating Partnership’s results of operations. Both the Nine-Month 2008 Same Store Properties and the Third Quarter 2008 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2008 and 2007. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

For the nine months ended September 30, 2008, income from continuing operations increased by approximately $67.5 million when compared to the nine months ended September 30, 2007. The increase in continuing operations is discussed below.

Revenues from the Nine-Month 2008 Same Store Properties increased $45.1 million primarily as a result of higher rental rates charged to residents. Expenses from the Nine-Month 2008 Same Store Properties increased $10.0 million primarily due to higher utilities, real estate taxes and payroll. The following tables provide comparative results and statistics for the Nine-Month 2008 Same Store Properties:

September YTD 2008 vs. September YTD 2007

YTD over YTD Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 115,713 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2008	$1,308,557	$478,070	$830,487	$1,330	94.6%	48.1%
YTD 2007	$1,263,482	$468,081	$795,401	$1,283	94.7%	48.8%

Change	$45,075	$9,989	$35,086	$47	(0.1%)	(0.7%)

Change	3.6%	2.1%	4.4%	3.7%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2008 Same Store Properties:

	Nine Months Ended September 30,
	2008	2007
	(Amounts in thousands)
Operating income	$461,528	$388,758
Adjustments:
Non-same store operating results	(104,573)	(47,573)
Fee and asset management revenue	(7,397)	(6,937)
Fee and asset management expense	6,154	6,604
Depreciation	437,935	420,347
General and administrative	34,040	33,182
Impairment	2,800	1,020

Same store NOI	$830,487	$795,401

For properties that the Operating Partnership acquired prior to January 1, 2007 and expects to continue to own through December 31, 2008, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2008:

2008 Same Store Assumptions
Physical occupancy	94.5%
Revenue change	3.25%
Expense change	2.25%
NOI change	3.75%

These 2008 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $57.0 million and consist primarily of properties acquired in calendar years 2008 and 2007 as well as operations from completed development properties and our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.9 million primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis as well as a decrease in asset management expenses. As of September 30, 2008 and 2007, the Operating Partnership managed 14,472 and 14,403 units, respectively, primarily for unconsolidated entities and our military housing venture at Fort Lewis.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $9.4 million or 13.7%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio, as well as a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $17.6 million primarily as a result of additional depreciation expense on properties acquired in 2007 and 2008, as well as capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased $0.9 million primarily as a result of a $1.2 million increase in severance related costs in 2008 (see Note 16) as well as a $1.7 million expense recovery recorded for the nine months ended September 30, 2007 related to a certain lawsuit in Florida, partially offset by lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio. The Operating Partnership anticipates that general and administrative expenses will approximate $45.0 million to $46.0 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations increased $1.8 million primarily as a result of an increase in the write-offs of various pursuit and out-of-pocket costs for terminated development transactions and halted condominium conversion properties during the nine months ended September 30, 2008.

Interest and other income from continuing operations decreased $1.3 million primarily as a result of a decrease in interest earned on restricted deposits, partially offset by an increase in interest earned on cash balances, insurance/litigation settlement proceeds received in 2008 and an increase in forfeited deposits and gains on debt extinguishment. The Operating Partnership anticipates that interest and other income will approximate $27.5 million to $28.5 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $6.3 million primarily as a result of a significant reduction in debt extinguishment costs and write-offs of unamortized deferred financing costs in 2008 as well as lower overall effective interest rates, partially offset by higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and its pre-funding of its 2008 and 2009 debt maturities. During the nine months ended September 30, 2008, the Operating Partnership capitalized interest costs of approximately $45.1 million as compared to $30.8 million for the nine months ended September 30, 2007. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2008 was 5.54% as compared to 5.99% for the nine months ended September 30, 2007. The Operating Partnership anticipates that interest expense will approximate $480.0 million to $490.0 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased $4.5 million primarily due to a change in the estimate of Texas state taxes and additional California state income taxes incurred and/or expected to be incurred in 2008. The Operating Partnership anticipates that income and other tax expense will approximate $5.0 million to $6.0 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities decreased $0.1 million as compared to the nine months ended September 30, 2007 due to income received in 2007 from the sale of the Operating Partnership’s 7.075% ownership interest in Wellsford Park Highlands Corporation, an entity which owns a condominium development in Denver, Colorado.

Net gain on sales of unconsolidated entities decreased $2.6 million between the periods under comparison as the Operating Partnership recognized a $2.6 million gain on the sale of an unconsolidated institutional joint venture property during the nine months ended September 30, 2007.

Net gain on sales of land parcels decreased $2.3 million primarily as a result of a higher gain recognized on the sale of a vacant land parcel located in New York during the nine months ended September 30, 2007 versus the sale of vacant land located in Florida during the nine months ended September 30, 2008.

Discontinued operations, net decreased approximately $510.8 million between the periods under comparison. This decrease is primarily due to the number and mix of properties sold during the nine months ended September 30, 2008 as compared to the same period in 2007 and the operations of those properties. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2008 to the quarter ended September 30, 2007

For the quarter ended September 30, 2008, income from continuing operations increased by approximately $21.3 million when compared to the quarter ended September 30, 2007. The increase in continuing operations is discussed below.

Revenues from the Third Quarter 2008 Same Store Properties increased $15.6 million primarily as a result of higher rental rates charged to residents. Expenses from the Third Quarter 2008 Same Store Properties increased $4.4 million primarily due to higher real estate taxes, utilities and payroll. The following tables provide comparative same store results and statistics for the Third Quarter 2008 Same Store Properties:

Third Quarter 2008 vs. Third Quarter 2007

Quarter over Quarter Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 122,380 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2008	$466,810	$171,644	$295,166	$1,348	94.4%	18.6%
Q3 2007	$451,257	$167,271	$283,986	$1,305	94.3%	19.1%

Change	$15,553	$4,373	$11,180	$43	0.1%	(0.5%)

Change	3.4%	2.6%	3.9%	3.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2008 Same Store Properties:

	Quarter Ended September 30,
	2008	2007
	(Amounts in thousands)
Operating income	$156,570	$138,398
Adjustments:
Non-same store operating results	(25,103)	(11,257)
Fee and asset management revenue	(2,387)	(2,234)
Fee and asset management expense	1,983	2,100
Depreciation	152,157	143,987
General and administrative	9,849	12,366
Impairment	2,097	626

Same store NOI	$295,166	$283,986

Non-same store operating results increased $13.8 million and consist primarily of properties acquired in calendar years 2008 and 2007 as well as operations from completed development properties and our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.3 million during the quarter ended September 30, 2008 primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis as well as a decrease in asset management expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $2.8 million or 12.9%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio, as well as a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $8.2 million primarily as a result of additional depreciation expense on newly acquired properties, as well as capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased $2.5 million primarily as a result of a $0.9 million decrease in severance related costs in

2008 (see Note 16), as well as lower overall payroll-related costs.

Impairment from continuing operations increased $1.5 million primarily as a result of an increase in the write-offs of various pursuit and out-of-pocket costs for terminated development transactions and halted condominium conversion properties during the quarter ended September 30, 2008.

Interest and other income from continuing operations decreased $3.3 million primarily as a result of a significant decrease in interest earned on restricted deposits, partially offset by an increase in interest earned on cash balances and gains on debt extinguishment during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $7.5 million primarily due to lower overall effective interest rates, partially offset by higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and its pre-funding of its 2008 and 2009 debt maturities. During the quarter ended September 30, 2008, the Operating Partnership capitalized interest costs of approximately $15.6 million as compared to $12.9 million for the quarter ended September 30, 2007. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2008 was 5.54% as compared to 5.94% for the quarter ended September 30, 2007.

Income and other tax expense from continuing operations increased $0.5 million primarily due to an increase in California and other state income taxes, partially offset by a decrease in Texas state taxes for the quarter ended September 30, 2008.

Income from investments in unconsolidated entities decreased $0.3 million mainly due to income received during the quarter ended September 30, 2007 from the sale of the Operating Partnership’s 7.075% ownership interest in Wellsford Park Highlands Corporation, an entity which owns a condominium development in Denver, Colorado.

Net gain on sales of unconsolidated entities decreased $2.6 million between the periods under comparison as the Operating Partnership recognized a $2.6 million gain on the sale of an unconsolidated institutional joint venture property during the quarter ended September 30, 2007.

Net gain on sales of land parcels increased $2.3 million primarily due to a higher gain recognized on the sale of one vacant land parcel during the quarter ended September 30, 2008 compared to the same period in 2007 when one vacant land parcel was also sold.

Discontinued operations, net decreased approximately $320.4 million between the periods under comparison. This decrease is primarily due to the number and mix of properties sold during the quarter ended September 30, 2008 as compared to the same period in 2007 and the operations of those properties. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2008, the Operating Partnership had approximately $50.8 million of cash and cash equivalents and $1.28 billion available under its revolving credit facility (net of $80.8 million which was restricted/dedicated to support letters of credit and not available for borrowing and net of the $139.0 million balance outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at September 30, 2008 was approximately $530.1 million and the amount available on the Operating Partnership’s revolving credit facility was $1.34 billion (net of $84.1 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is likely not available for borrowing). The significant increase in the Operating Partnership’s cash and cash equivalents balance since December 31,

2007 is a direct result of its decision to pre-fund its 2008 and 2009 debt maturities with the closing of a $500.0 million secured mortgage pool in March 2008 and an additional $550.0 million secured mortgage pool in August 2008. See Notes 8 and 10 in the Notes to Consolidated Financial Statements for further discussion.

During the nine months ended September 30, 2008, the Operating Partnership generated proceeds from various transactions, which included the following:

•	Disposed of 34 properties and various individual condominium units, receiving net proceeds of approximately $829.1 million;
•

Obtained $1.2 billion in new mortgage financing and terminated three forward starting swaps designated to hedge the first $150.0 million of one of the loan issuances, making payments of $13.2 million; and

•	Issued approximately 0.8 million OP Units and received net proceeds of $21.9 million.

During the nine months ended September 30, 2008, the above proceeds were primarily utilized to:

•	Invest $399.3 million primarily in development projects;
•	Acquire six rental properties and one uncompleted development property, utilizing cash of $344.2 million;
•	Repurchase 0.2 million OP Units and settle 0.1 million OP Units, utilizing cash of $10.9 million (see Note 3);
•	Repay $130.0 million of fixed rate private notes;
•	Repurchase $28.5 million of fixed rate public notes; and
•	Repay $378.7 million of mortgage loans.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. EQR repurchased $6.3 million (171,161 shares at an average price per share of $36.78) of its Common Shares during the nine months ended September 30, 2008. Concurrent with these transactions, the Operating Partnership repurchased and retired 171,161 OP Units previously issued to EQR. As of September 30, 2008, EQR had authorization to repurchase an additional $469.3 million of its shares. The Company has no current intention to make any material repurchases. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Operating Partnership’s total debt summary and debt maturity schedules as of September 30, 2008 are as follows:

Debt Summary as of September 30, 2008

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,493,886	44.5%	5.19%	8.6
Unsecured	5,607,519	55.5%	5.47%	5.7

Total	$10,101,405	100.0%	5.35%	6.9

Fixed Rate Debt:
Secured – Conventional	$3,283,251	32.5%	6.01%	7.2
Unsecured – Public/Private	4,845,410	48.0%	5.67%	5.9
Unsecured – Tax Exempt	111,390	1.1%	5.06%	20.6

Fixed Rate Debt	8,240,051	81.6%	5.78%	6.6

Floating Rate Debt:
Secured – Conventional	592,374	5.9%	3.89%	4.3
Secured – Tax Exempt	618,261	6.1%	2.58%	20.7
Unsecured – Public/Private	650,719	6.4%	4.02%	1.7
Unsecured – Revolving Credit Facility	-	-	4.29%	3.4

Floating Rate Debt	1,861,354	18.4%	3.50%	8.5

Total	$10,101,405	100.0%	5.35%	6.9

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2008.

Note: The Operating Partnership capitalized interest of approximately $45.1 million and $30.8 million during the nine months ended September 30, 2008 and 2007, respectively. The Operating Partnership capitalized interest of approximately $15.6 million and $12.9 million during the quarters ended September 30, 2008 and 2007, respectively.

Debt Maturity Schedule as of September 30, 2008

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2008	$6,313	$10,200	$16,513	0.2%	7.56%	5.65%
2009	425,874	519,134	945,008	9.3%	6.44%	5.16%
2010 (2)	290,192	635,409	925,601	9.2%	7.02%	4.60%
2011 (3)	1,544,508	48,665	1,593,173	15.8%	5.59%	5.63%
2012	907,930	2,889	910,819	9.0%	6.08%	6.08%
2013	566,320	-	566,320	5.6%	5.93%	5.93%
2014	517,462	-	517,462	5.1%	5.28%	5.28%
2015	355,592	-	355,592	3.5%	6.41%	6.41%
2016	1,089,314	-	1,089,314	10.8%	5.32%	5.32%
2017	803,645	456	804,101	8.0%	6.01%	6.01%
2018+	1,732,901	644,601	2,377,502	23.5%	5.85%	5.66%

Total	$8,240,051	$1,861,354	$10,101,405	100.0%	5.84%	5.56%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2008.
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

The following table provides a summary of the Operating Partnership’s unsecured debt as of September 30, 2008:

Unsecured Debt Summary as of September 30, 2008

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	4.750%	06/15/09	(1)	$271,520	$(176)	$271,344
	6.950%	03/02/11		300,000	2,256	302,256
	6.625%	03/15/12		400,000	(1,015)	398,985
	5.500%	10/01/12		350,000	(1,381)	348,619
	5.200%	04/01/13		400,000	(533)	399,467
	5.250%	09/15/14		500,000	(366)	499,634
	6.584%	04/13/15		300,000	(727)	299,273
	5.125%	03/15/16		500,000	(399)	499,601
	5.375%	08/01/16		400,000	(1,453)	398,547
	5.750%	06/15/17		650,000	(4,450)	645,550
	7.125%	10/15/17		150,000	(587)	149,413
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(2)	650,000	(7,279)	642,721
Floating Rate Adjustments			(1)	(150,000)	-	(150,000)

				4,861,520	(16,110)	4,845,410

Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(3)	35,600	-	35,600
	5.200%	06/15/29	(3)	75,790	-	75,790

				111,390	-	111,390

Floating Rate Notes:
		06/15/09	(1)	150,000	-	150,000
FAS 133 Adjustments – net			(1)	719	-	719
Term Loan Facility	L+0.50%	10/05/10	(3)(4)	500,000	-	500,000

				650,719	-	650,719

Revolving Credit Facility:	L+0.50%	02/28/12	(5)	-	-	-

Total Unsecured Debt				$5,623,629	$(16,110)	$5,607,519

(1)

$150.0 million in fair value interest rate swaps converts a portion of the 4.750% notes due June 15, 2009 to a floating interest rate. During the quarter ended September 30, 2008, the Operating Partnership repurchased $28.5 million of these notes at a discount to par of approximately 0.9% and recognized a gain on early debt extinguishment of $0.3 million.

(2)

Convertible notes mature on August 15, 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Notes are private. All other unsecured debt is public.
(4)	Represents the Operating Partnership’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.
(5)	As of September 30, 2008, there was no amount outstanding and approximately $1.34 billion available on the Operating Partnership’s unsecured revolving credit facility.

As of October 30, 2008, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount). As of October 30, 2008, $956.5 million in equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in February 1998. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2008 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of September 30, 2008

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,493,886	44.5%
Unsecured Debt		5,607,519	55.5%

Total Debt		10,101,405	100.0%	43.6%

OP Units	289,100,259
OP Unit Equivalents (see below)	418,153

Total outstanding at quarter-end	289,518,412
EQR Common Share Price at September 30, 2008	$44.41

		12,857,513	98.5%
Perpetual Preference Units (see below)		200,000	1.5%

Total Equity		13,057,513	100.0%	56.4%

Total Market Capitalization		$23,158,918		100.0%

Convertible Preference Units as of September 30, 2008

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	338,616	$8,465	$1.75	$593		1.1128	376,812
7.00% Series H	6/30/98	23,359	584	1.75	41		1.4480	33,824
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517

Total Convertible Preference Units		369,342	$9,233		$649	7.03%		418,153

Perpetual Preference Units as of September 30, 2008

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.6 billion in investment in real estate on the Operating Partnership’s balance sheet at September 30, 2008, $11.4 billion or 61.3%, was unencumbered.

As of October 30, 2008, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. As of October 30, 2008, EQR’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with available borrowings of $1.34 billion which matures in February 2012 (see Note 10 for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. As of October 30, 2008, no amounts were outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2008.

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

For the nine months ended September 30, 2008, our actual improvements to real estate totaled approximately $131.4 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Nine Months Ended September 30, 2008

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (2)	106,135	$29,759	$280	$42,088	$397	$71,847	$677

New Acquisition Properties (3)	20,543	4,255	228	13,847	743	18,102	971

Other (4)	6,471	32,650		8,766		41,416

Total	133,149	$66,664		$64,701		$131,365

(1)

Total units – Excludes 10,446 unconsolidated units and 3,731 military housing (fee managed) units, for which capitalized improvements to real estate are self-funded and do not consolidate into the Operating Partnership’s results.

(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2006.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2006, 2007 and 2008. Per unit amounts are based on a weighted average of 18,643 units.
(4)

Other – Includes properties either partially owned or sold during the period, commercial space, corporate housing and condominium conversions. Also includes $25.2 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

For 2008, the Operating Partnership estimates an annual stabilized run rate of approximately $1,100 per unit of capital expenditures for its established properties. The above assumption is based on current expectations and is forward-looking.

During the nine months ended September 30, 2008, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $2.1 million. The Operating Partnership expects to fund approximately $1.7 million in additions to non-real estate property for the remainder of 2008. The above assumption is based on current expectations and is forward-looking.

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

The Operating Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Operating Partnership has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives it currently has in place.

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2008.

Other

Total distributions paid in October 2008 amounted to $142.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2008.

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

As of September 30, 2008, the Operating Partnership has 10 projects totaling 3,568 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Operating Partnership’s Consolidated Financial Statements.

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

The Operating Partnership follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Operating Partnership capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheet as construction-in-progress for each specific property. The Operating Partnership expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovations at selected properties when additional incremental employees are hired.

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

Funds From Operations

For the nine months ended September 30, 2008, Funds From Operations (“FFO”) available to OP Units increased by $17.0 million or 3.2%, as compared to the nine months ended September 30, 2007.

For the quarter ended September 30, 2008, FFO available to OP Units increased by $16.8 million, or 9.7%, as compared to the quarter ended September 30, 2007.

The following is a reconciliation of net income to FFO available to OP Units for the nine months and quarters ended September 30, 2008 and 2007:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007
Net income	$480,435	$923,756	$189,537	$488,579
Adjustments:
Depreciation	437,935	420,347	152,157	143,987
Depreciation – Non-real estate additions	(6,057)	(6,137)	(1,976)	(1,964)
Depreciation – Partially Owned and Unconsolidated Properties	3,103	3,262	1,063	1,181
Net gain on sales of unconsolidated entities	-	(2,629)	-	(2,629)
Discontinued operations:
Depreciation	10,001	45,688	1,605	10,307
Net gain on sales of discontinued operations	(365,052)	(847,490)	(150,255)	(461,987)
Net incremental (loss) gain on sales of condominium units	(2,643)	18,773	447	5,186

FFO (1) (2)	557,722	555,570	192,578	182,660
Preferred distributions	(10,898)	(19,594)	(3,632)	(4,320)
Premium on redemption of Preference Units	-	(6,144)	-	(6,144)

FFO available to OP Units (1) (2)	$546,824	$529,832	$188,946	$172,196

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Operating Partnership’s Form 10-K for the year ended December 31, 2007. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as an update to our risk factors discussed in Part II, Item 1A, Risk Factors, relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2008, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings

The Operating Partnership does not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Operating Partnership’s Form 10-K for the year ended December 31, 2007.

Item 1A.  Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Operating Partnership’s Form 10-K for the year ended December 31, 2007. The risk factors set forth below are disclosed to provide additional information.

Disruptions in the Financial Markets Could Adversely Affect Our Ability to Obtain Debt Financing and Impact our Acquisitions and Dispositions

The United States credit markets have experienced, and could continue to experience, significant dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for us less attractive, and resulted in the unavailability of certain types of debt financing. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Due to disruptions in the floating rate tax exempt bond market where the interest rates reset weekly and in the credit market’s perception of Fannie Mae and Freddie Mac, who guaranty and provide liquidity for these bonds, we have experienced and could continue to experience an increase in interest rates on these debt obligations. Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally.

Non-Performance by Our Counterparties Could Adversely Affect Our Performance

Although we have not experienced any material counterparty non-performance, the disruption in financial and credit markets could, among other things, impede the ability of our counterparties to perform on their contractual obligations. There are multiple financial institutions that are individually committed to lend us varying amounts as part of our revolving credit facility. One of the financial institutions, with a commitment of $75.0 million, has recently declared bankruptcy and it is unlikely that they would honor their financial commitment. While we are currently negotiating with other banks to replace this provider, if we are unsuccessful, our borrowing capacity under the credit facility could be permanently reduced. In addition, the parent of one of the Operating Partnership’s insurance providers has also experienced liquidity issues and while there has yet to be any non-performance, should any occur it could negatively impact the Operating Partnership.

A Significant Downgrade in Our Credit Ratings Could Adversely Affect Our Performance

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility, would cause our borrowing costs to increase under the facility and also would impact our ability to borrow secured and unsecured debt by increasing borrowing costs and causing shorter borrowing periods, or otherwise limit our access to capital.

Item 5.  Other Information

EQR’s compensatory plans and agreements with certain of its executive officers and eligible employees provide for certain benefits upon retirement at or after age 62. As of November 4, 2008, but effective as of January 1, 2009, EQR changed the definition of retirement for employees (including all officers but not members of EQR’s Board of Trustees) under its 2002 Share Incentive Plan and 1993 Share Option and Share Award Plan (collectively, the “Plans”) and other compensatory agreements. For employees hired prior to January 1, 2009, retirement generally will mean the termination of employment (other than for cause): (i) on or after age 62; or (ii) prior to age 62 after meeting the requirements of the Rule of 70 (described below). For employees hired after January 1, 2009, retirement generally will mean the termination of employment (other than for cause) after meeting the requirements of the Rule of 70.

The Rule of 70 is met when an employee’s years of service with EQR (which must be at least 15 years) plus his or her age (which must be at least 55 years) on the date of termination equals or exceeds 70 years. In addition, the employee must give EQR at least 6 months’ advance written notice of his or her intention to retire and sign a release upon termination of employment, releasing EQR from customary claims and agreeing to ongoing non-competition and employee non-solicitation provisions.

The following executive officers of EQR will become eligible for retirement under the new definition of retirement of employees in the next three years: Frederick C. Tuomi, President—Property Management – 2009; Bruce C. Strohm, Executive Vice President and General Counsel – 2010; and David J. Neithercut, Chief Executive Officer and President – 2011.

For employees hired prior to January 1, 2009, who retire at or after age 62, such employee’s unvested restricted shares and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as was provided under the Plans prior to the adoption of the Rule of 70.

For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the new definition of retirement of employees, such employee’s unvested restricted shares and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of EQR or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. If an employee violates these provisions after such retirement, all unvested restricted shares and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees of EQR.

The new definition of retirement of employees will similarly apply to the Executive Retirement Benefits Agreements entered into between each of Mr. Neithercut, Mr. Tuomi, Mr. Strohm and Alan George, EQR’s Executive Vice President and Chief Investment Officer, and EQR in February 2001, and the Split Dollar Agreements entered into by such executives and EQR in December 1997.

Item 6.   Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
	BY:	EQUITY RESIDENTIAL
ITS GENERAL PARTNER

Date: November 6, 2008	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date: November 6, 2008	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location
10.1	First Amendment to Equity Residential Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to EQR’s Form 10-Q for the quarterly period ended September 30, 2008.

10.2	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to EQR’s Form 10-Q for the quarterly period ended September 30, 2008.

10.3	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to EQR’s Form 10-Q for the quarterly period ended September 30, 2008.

10.4	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated Effective November 1, 2008.	Included as Exhibit 10.4 to EQR’s Form 10-Q for the quarterly period ended September 30, 2008.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.