Form 10-K
period 2008-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2009-02-26
CIK 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2008

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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information to be contained in Equity Residential’s definitive proxy statement, which Equity Residential anticipates will be filed no later than April 16, 2009. Equity Residential is the general partner and 94.2% owner of ERP Operating Limited Partnership.

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

EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also operates property management offices throughout the United States.

EQR is the general partner of, and as of December 31, 2008 owned an approximate 94.2% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

As of December 31, 2008, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 548 properties in 23 states and the District of Columbia consisting of 147,244 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	477	127,002
Partially Owned Properties:
Consolidated	28	5,757
Unconsolidated	41	9,776
Military Housing (Fee Managed)	2	4,709

	548	147,244

As of February 5, 2009, the Operating Partnership has approximately 4,700 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize current income, capital appreciation of each property and the total return for its partners. The Operating Partnership’s strategy for accomplishing these objectives includes:

•	Leveraging our size and scale in four critical ways:

•	Investing in apartment communities located in strategically targeted markets to maximize our total return on an enterprise level;

•	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;
•	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and
•	Sharing resources, customers and best practices in property management and across the enterprise.

•	Owning a highly diversified portfolio by investing in target markets defined by a combination of the following criteria:

•	High barrier-to-entry (low supply);
•	Strong economic predictors (high demand); and
•	Attractive quality of life (high demand and retention).

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
•

competition from existing multifamily properties, comparably priced single family homes or rentals, residential properties under development and the potential for the construction of new multifamily properties in the area; and

•	opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition, development and rehab strategies and at times to fund its debt and EQR’s equity repurchase activities. In addition, when feasible, the Operating Partnership may structure these transactions as tax-deferred exchanges.

See also Note 20 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Debt and Equity Activity

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s Capital Structure chart as of December 31, 2008.

Major Debt and Equity Activities for the Years Ended December 31, 2008, 2007 and 2006

During 2008:

•

The Operating Partnership obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year (stated maturity date of October 1, 2019) cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties.

•

The Operating Partnership obtained $550.0 million of mortgage loan proceeds through the issuance of an 11.5 year (stated maturity date of March 1, 2020) cross-collateralized loan with a fixed stated interest rate for 10.5 years at approximately 6% secured by 15 properties.

•

The Operating Partnership obtained $543.0 million of mortgage loan proceeds through the issuance of an 8 year (stated maturity date of January 1, 2017) cross-collateralized loan with a fixed stated interest rate for 7 years at approximately 6% secured by 18 properties.

•	EQR issued 995,129 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $24.6 million.
•	EQR issued 195,961 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $6.2 million.
•

EQR repurchased and retired 220,085 of its Common Shares at an average price of $35.93 per share for total consideration of $7.9 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

•

The Operating Partnership repurchased $72.6 million of its 4.75% fixed rate public notes due June 15, 2009 at a discount to par of approximately 1.0%. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•

The Operating Partnership repurchased $101.4 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a discount to par of approximately 17.7%. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

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

On January 27, 2009, the Operating Partnership repurchased at par $105.2 million of its 4.75% unsecured notes due June 15, 2009 and $185.2 million of its 6.95% unsecured notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009.

As of February 26, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount). As of February 26, 2009, an unlimited amount of equity securities remains available for issuance by EQR under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount). Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

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

During the year ended December 31, 2008, one of the providers of the Operating Partnership’s unsecured revolving credit facility declared bankruptcy. Under the existing terms of the credit facility, the provider’s share is up to $75.0 million of potential borrowings. As a result, the Operating Partnership’s borrowing capacity under the unsecured revolving credit facility has in essence been permanently reduced to $1.425 billion of potential borrowings. The obligation to fund by all of the other providers has not changed.

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

As of December 31, 2008, the amount available on the credit facility was $1.29 billion (net of $130.0 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). As of December 31, 2007, $139.0 million was outstanding and $80.8 million was restricted/dedicated to support letters of credit and not available for borrowing on the credit facilities. During the years ended December 31, 2008 and 2007, the weighted average interest rates were 4.31% and 5.68%, respectively.

Competition

All of the Operating Partnership’s properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership’s ability to lease units at the properties or at any newly acquired properties and on the rents charged. The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership’s managers. In addition, other forms of rental properties and single-family housing provide housing alternatives to potential residents of multifamily properties. See Item 1A. Risk Factors for additional information with respect to competition.

Environmental Considerations

See Item 1A. Risk Factors for information concerning the potential effects of environmental regulations on our operations.

Item 1A. Risk Factors

General

The following Risk Factors may contain defined terms that are different from those used in the other sections of this report. Unless otherwise indicated, when used in this section, the terms “we” and “us” refer to ERP Operating Limited Partnership, an Illinois limited partnership, and its subsidiaries. ERP Operating Limited Partnership is controlled by its general partner, Equity Residential, a Maryland real estate investment trust. This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7.

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

Our Performance and OP Unit Value are Subject to Risks Associated with the Real Estate Industry

General

Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our properties. These factors include changes in the national, regional and local economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other available multifamily property owners and single family homes and changes in market rental rates. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Sources of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We May Not Have Sufficient Cash Flows From Operations After Capital Expenditures to Cover Our Distributions

We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of distributions to our security holders. However, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels.

We May Be Unable to Renew Leases or Relet Units as Leases Expire

When our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because virtually all of our leases are for apartments, they are generally for terms of no more than one year. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond the Operating Partnership’s control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation which could limit our ability to raise rents. Finally, the federal government is considering and may continue to consider policies which may encourage home ownership, thus increasing competition and possibly limiting our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.

New Acquisitions and/or Development Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to actively acquire multifamily properties for rental operations as market conditions dictate. The Operating Partnership does not currently intend to begin the development of any new wholly-owned projects but has a substantial number of properties under development now and may commence new development activities if conditions warrant. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. To the extent that we do develop more properties if conditions warrant, we expect to do so ourselves in addition to co-investing with our development partners. The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consultant companies. While these environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity, there can be no assurance that we will not incur such liabilities in the future.

Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. As some of these lawsuits have resulted in substantial monetary judgments or settlements, insurance carriers have reacted by excluding mold-related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any of our properties.

Insurance Policy Deductibles and Exclusions

In order to manage insurance costs, management has gradually increased deductible and self-insured retention amounts. As of December 31, 2008, the Operating Partnership’s property insurance policy provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 80% of any excess losses being covered by insurance. Any earthquake and named windstorm losses are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention. The Operating Partnership’s general liability and worker’s compensation policies at December 31, 2008 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Operating Partnership to greater potential uninsured losses, but management believes the savings in insurance premium expense justify this potential increased exposure over the long-term.

As a result of the terrorist attacks of September 11, 2001, property insurance carriers created exclusions for losses from terrorism from our “all risk” insurance policies. As of December 31, 2008, the Operating Partnership was insured for $500.0 million in terrorism insurance coverage, with a $100,000 deductible. This coverage excludes losses from nuclear, biological and chemical attacks. In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Operating Partnership believes, however, that the number of properties in and geographic diversity of its portfolio and its terrorism insurance coverage help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preference Interests and Units Could Adversely Affect Our Performance

General

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s total debt and unsecured debt summaries as of December 31, 2008.

In addition to debt, we have $209.0 million of combined liquidation value of outstanding preference interests and units, with a weighted average dividend preference of 6.94% per annum as of December 31, 2008. Our use of debt and preferred equity financing creates certain risks, including the following:

Disruptions in the Financial Markets Could Adversely Affect Our Ability to Obtain Debt Financing and Impact our Acquisitions and Dispositions

The United States capital and credit markets continue to experience significant dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for us less attractive, and resulted in the unavailability of certain types of debt financing. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, on unattractive terms or non-existent, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Due to disruptions in the floating rate tax-exempt bond market where the interest rates reset weekly and in the credit market’s perception of Fannie Mae and Freddie Mac, which guaranty and provide liquidity for these bonds, we have experienced and could experience in the future an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if Fannie Mae or Freddie Mac fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Operating Partnership to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets. Furthermore, while we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded by the government, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets. Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of EQR’s Common Shares to fluctuate significantly and/or to decline.

Non-Performance by Our Counterparties Could Adversely Affect Our Performance

Although we have not experienced any material counterparty non-performance, the disruption in financial and credit markets could, among other things, impede the ability of our counterparties to perform on their contractual obligations. There are multiple financial institutions that are individually committed to lend us varying amounts as part of our revolving credit facility. Should any of these institutions fail to fund their committed amounts when contractually required, our financial condition could be adversely affected. Should several of these institutions fail to fund, we could experience significant financial distress.

One of the financial institutions, with a commitment of $75.0 million, has recently declared bankruptcy and it is unlikely that they would honor their financial commitment. Our borrowing capacity under the credit facility has in essence been permanently reduced to $1.425 billion. The Operating Partnership also has several assets under development with joint venture partners which were financed by financial institutions that are suffering varying degrees of distress. If one or more of these lenders fail to fund when contractually required, the Operating Partnership or its joint venture partner may be unable to complete construction of its development properties. In addition, the parent of one of the Operating Partnership’s insurance providers has also experienced liquidity issues and while there has yet to be any non-performance, should any occur it could negatively impact the Operating Partnership. Should any of our other major insurance providers experience similar financial or other distress, it could negatively impact the Operating Partnership. Finally, we are also party to various derivative contracts with a number of counterparties. Any failure of any of our counterparties to perform under these contracts could negatively impact us.

A Significant Downgrade in Our Credit Ratings Could Adversely Affect Our Performance

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility, would cause our borrowing costs to increase under the facility and also would impact our ability to borrow secured and unsecured debt by increasing borrowing costs, or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

We may not be able to refinance existing debt, including joint venture indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property.

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s debt maturity schedule as of December 31, 2008.

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

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt. The Operating Partnership believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2008 and 2007.

Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements restrict our ability to increase our rental rates to attract low or moderate-income residents, or eligible/qualified residents, then our income from these properties may be limited. Generally, we believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweighs any loss of income due to restrictive covenants or deed restrictions.

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our consolidated debt-to-total market capitalization ratio was 54.3% as of December 31, 2008. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facilities bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group. Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements may expose us to additional risks, and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging arrangements will have the desired beneficial impact and may involve costs, such as transaction fees or breakage costs, if we terminate them.

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

Our General Partner’s Compliance with REIT Distribution Requirements May Affect Our Financial Condition

Distribution Requirements May Increase the Indebtedness of the Operating Partnership

We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

Tax Elections Regarding Distributions May Impact Future Liquidity of the Operating Partnership

During 2008, we did make, and under certain circumstances may consider making again in the future, a tax election to treat future distributions to shareholders as distributions in the current year. This election, which is provided for in the REIT tax code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 548 properties in 23 states and the District of Columbia consisting of 147,244 units. The Operating Partnership’s properties are summarized by building type in the following table:

Type	Properties	Units	Average Units
Garden	471	124,850	265
Mid/High-Rise	75	17,685	236
Military Housing	2	4,709	2,355

Total	548	147,244

The Operating Partnership’s properties are summarized by ownership type in the following table:

	Properties	Units
Wholly Owned Properties	477	127,002
Partially Owned Properties:
Consolidated	28	5,757
Unconsolidated	41	9,776
Military Housing (Fee Managed)	2	4,709

	548	147,244

The following table sets forth certain information by market relating to the Operating Partnership’s properties at December 31, 2008:

PORTFOLIO SUMMARY

	Markets	Properties	Units	% of Total Units	% of 2009 Stabilized NOI	Average Rental Rate (1)

1	New York Metro Area	22	6,246	4.2%	10.0%	$2,748
2	DC Northern Virginia	26	8,781	6.0%	8.8%	1,637
3	South Florida	39	12,897	8.8%	8.4%	1,270
4	Los Angeles	38	7,749	5.3%	7.8%	1,777
5	Seattle/Tacoma	49	11,138	7.6%	7.5%	1,330
6	San Francisco Bay Area	34	6,731	4.6%	6.5%	1,709
7	Boston	37	6,217	4.2%	6.4%	1,962
8	Phoenix	42	12,084	8.2%	5.3%	902
9	Denver	25	8,606	5.8%	5.0%	1,019
10	San Diego	14	4,491	3.1%	4.4%	1,655
11	Orlando	26	8,042	5.5%	4.3%	1,021
12	Atlanta	29	8,882	6.0%	3.9%	944
13	Inland Empire, CA	15	4,655	3.2%	3.7%	1,362
14	Suburban Maryland	21	5,559	3.8%	3.4%	1,180
15	Orange County, CA	10	3,307	2.2%	3.3%	1,597
16	New England (excluding Boston)	32	4,769	3.2%	2.5%	1,106
17	Portland, OR	11	3,713	2.5%	1.9%	959
18	Jacksonville	12	3,951	2.7%	1.7%	868
19	Dallas/Ft. Worth	14	3,427	2.3%	1.4%	936
20	Tampa	11	3,414	2.3%	1.3%	909

	Top 20 Total	507	134,659	91.5%	97.5%	1,344

21	Raleigh/Durham	12	3,058	2.1%	1.3%	818
22	Central Valley, CA	8	1,343	0.9%	0.6%	1,090
23	Other EQR	15	3,318	2.2%	0.6%	907

	Total	542	142,378	96.7%	100.0%	1,320

	Condominium Conversion	4	157	0.1%	-	-
	Military Housing	2	4,709	3.2%	-	-

	Grand Total	548	147,244	100.0%	100.0%	$1,320

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the month of December 2008.

The Operating Partnership’s properties had an average occupancy of approximately 93.2% at December 31, 2008. Resident leases are generally for twelve months in length and often require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. The military housing properties are defined as those properties located on military bases.

The distribution of the properties throughout the United States reflects the Operating Partnership’s belief that geographic diversification helps insulate the portfolio from regional and economic influences. At the same time, the Operating Partnership has sought to create clusters of properties within each of its primary markets in order to achieve economies of scale in management and operation. The Operating Partnership may nevertheless acquire additional multifamily properties located anywhere in the United States.

The properties currently in various stages of development at December 31, 2008 are included in the following table:

Consolidated Development Projects as of December 31, 2008

(Amounts in thousands except for project and unit amounts)

Projects	Location	No. of Units	Total Capital Cost (1)	Total Book Value to Date		Total Book Value Not Placed in Service	Total Debt		Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development – Wholly Owned:

Mosaic at Metro	Hyattsville, MD	260	$61,483	$53,329		$53,329	$38,425		94%	21%	14%	Q1 2009	Q1 2010

70 Greene (a.k.a. 77 Hudson)	Jersey City, NJ	480	269,958	196,126		196,126	-		79%	-	-	Q4 2009	Q1 2011

Reserve at Town Center II	Mill Creek, WA	100	24,464	9,324		9,324	-		27%	-	-	Q1 2010	Q3 2010

Redmond Way	Redmond, WA	250	84,382	22,434		22,434	-		7%	-	-	Q1 2011	Q1 2012

Projects Under Development – Wholly Owned		1,090	440,287	281,213		281,213	38,425

Projects Under Development – Partially Owned:

Third Square (a.k.a. 303 Third St.)	Cambridge, MA	482	254,523	250,629		126,437	158,515		98%	36%	29%	Q1 2009	Q2 2010

Veridian (a.k.a. Silver Spring)	Silver Spring, MD	457	148,705	139,904		139,904	98,674		95%	22%	5%	Q1 2009	Q3 2010

Montclair Metro	Montclair, NJ	163	48,730	29,326		29,326	14,540		64%	-	-	Q3 2009	Q1 2010

Red Road Commons	South Miami, FL	404	128,816	96,600		96,600	39,028		71%	-	-	Q1 2010	Q3 2011

111 Lawrence Street	Brooklyn, NY	492	283,968	108,727		108,727	-		32%	-	-	Q2 2010	Q3 2011

Westgate	Pasadena, CA	480	170,558	73,266		73,266	163,160	(2)	24%	-	-	Q2 2011	Q2 2012

Projects Under Development – Partially Owned		2,478	1,035,300	698,452		574,260	473,917

Projects Under Development		3,568	1,475,587	979,665		855,473	512,342	(3)

Land Held for Development		N/A	-	254,873	(5)	254,873	43,626

Land/Projects Held for and/or Under Development		3,568	1,475,587	1,234,538		1,110,346	555,968

Completed Not Stabilized – Wholly Owned (4):

Key Isle at Windermere II	Orlando, FL	165	27,955	27,825		-	-			93%	89%	Completed	Q1 2009

West End Apartments (a.k.a. Emerson/ CRP II)	Boston, MA	310	164,981	163,145		-	-			92%	86%	Completed	Q2 2009

Highland Glen II	Westwood, MA	102	19,888	19,868		-	-			86%	86%	Completed	Q2 2009

Crowntree Lakes	Orlando, FL	352	57,376	56,680		-	-			81%	69%	Completed	Q4 2009

Reunion at Redmond Ridge	Redmond, WA	321	54,418	52,909		-	-			31%	28%	Completed	Q3 2010

Projects Completed Not Stabilized – Wholly Owned		1,250	324,618	320,427		-	-

Completed Not Stabilized – Partially Owned (4):

Alta Pacific	Irvine, CA	132	45,342	45,317		-	28,260			95%	89%	Completed	Q1 2009

1401 S. State (a.k.a. City Lofts)	Chicago, IL	278	69,952	68,247		-	48,448			63%	53%	Completed	Q3 2009

Projects Completed Not Stabilized – Partially Owned		410	115,294	113,564		-	76,708

Projects Completed Not Stabilized		1,660	439,912	433,991		-	76,708

Total Projects		5,228	$1,915,499	$1,668,529		$1,110,346	$632,676

(1)

Total capital cost represents estimated development cost for projects under development and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)

Debt is primarily tax-exempt bonds that are entirely outstanding with $94.1 million held in escrow by the lender and released as draw requests are made. This escrowed amount is classified as “Deposits – restricted” in the consolidated balance sheets at December 31, 2008.

(3)

Of the approximately $495.9 million of capital cost remaining to be funded at December 31, 2008 for projects under development, $341.4 million will be funded by fully committed third party bank loans and the remaining $154.5 million will be funded by cash on hand.

(4)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)

Total book value to date of land held for development declined significantly since December 31, 2007 primarily as a result of the $116.4 million impairment charge that the Operating Partnership announced on January 9, 2009.

Item 3. Legal Proceedings

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December, 31, 2008. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

OP Unit Dividends

There is no established public market for the OP Units.

The following table sets forth, for the years indicated, the distributions declared on the Operating Partnership’s OP Units:

	Distributions

	2008	2007
Fourth Quarter Ended December 31,	$0.4825	$0.4825
Third Quarter Ended September 30,	$0.4825	$0.4625
Second Quarter Ended June 30,	$0.4825	$0.4625
First Quarter Ended March 31,	$0.4825	$0.4625

The number of record holders of OP Units and Junior Convertible Preference Units in the Operating Partnership at January 31, 2009 were 585 and 1, respectively. The number of outstanding OP Units and Junior Convertible Preference Units as of January 31, 2009 were 289,470,262 and 7,367, respectively.

OP Units Repurchased in the Quarter Ended December 31, 2008

The Operating Partnership repurchased the following OP Units during the quarter ended December 31, 2008:

Period	Total Number of OP Units Purchased (1)	Average Price Paid Per Unit (1)	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (1)

October 2008	-	$-	-	$469,273,467
November 2008	48,924	$32.97	48,924	$467,660,443
December 2008	-	$-	-	$467,660,443

Fourth Quarter 2008	48,924	$32.97	48,924

(1)

The OP Units repurchased during the quarter ended December 31, 2008 represent OP Units redeemed in response to repurchases of Common Shares under the Company’s publicly announced share repurchase program approved by its Board of Trustees. All 48,924 shares were repurchased from a Trustee at a price of $32.97 per share (the then current market price) to cover the minimum statutory tax withholding obligation related to the vesting of the Trustee’s restricted shares. On December 3, 2007, EQR’s Board of Trustees approved a $500.0 million share repurchase program, of which $467.7 million remains available for repurchase as of December 31, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to EQR’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	9,473,259	$33.94	12,628,543

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 996,011 outstanding EQR Common Shares (all of which are restricted and subject to vesting requirements) that were granted under EQR’s Amended and Restated 1993 Share Option and Share Award Plan, as amended (the “1993 Plan”) and EQR’s 2002 Share Incentive Plan, as restated (the “2002 Plan”) and outstanding EQR Common Shares that have been purchased by employees and trustees under EQR’s ESPP.

(2)

Includes 8,742,816 EQR Common Shares that may be issued under the 2002 Plan, of which only 25% may be in the form of restricted shares, and 3,885,727 EQR Common Shares that may be sold to employees and trustees under the ESPP.

The aggregate number of securities available for issuance (inclusive of restricted shares previously granted and outstanding and shares underlying outstanding options) under the 2002 Plan equals 7.5% of EQR’s outstanding Common Shares, calculated on a fully diluted basis, determined annually on the first day of each calendar year. On January 1, 2009, this amount equaled 21,740,453, of which 8,742,816 shares were available for future issuance.

Any EQR Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

OP Units Issued in the Quarter Ended December 31, 2008

The Operating Partnership did not issue OP Units to its limited partners during the fourth quarter ended December 31, 2008.

OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of EQR and the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. Information with respect to unregistered OP Unit sales, if any, for the first three quarters of 2008 is contained in the Operating Partnership’s quarterly reports on Form 10-Q relating to such quarters.

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

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per OP Unit and property data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
OPERATING DATA:

Total revenues from continuing operations	$2,103,204	$1,947,057	$1,702,541	$1,413,877	$1,229,707

Interest and other income	$33,540	$20,144	$30,880	$68,315	$8,685

Income from continuing operations	$42,659	$70,933	$32,241	$101,928	$42,935

Discontinued operations, net	$404,376	$984,295	$1,115,863	$830,119	$481,229

Net income	$447,035	$1,055,228	$1,148,104	$932,047	$524,164

Net income available to OP Units	$432,513	$1,025,841	$1,104,340	$866,306	$449,811

Earnings per OP Unit – basic:
Income (loss) from continuing operations available to OP Units	$0.10	$0.14	$(0.04)	$0.12	$(0.10)

Net income available to OP Units	$1.50	$3.44	$3.56	$2.83	$1.50

Weighted average OP Units outstanding	287,631	298,392	310,452	306,579	300,683

Earnings per OP Unit – diluted:
Income (loss) from continuing operations available to OP Units	$0.10	$0.14	$(0.04)	$0.12	$(0.10)

Net income available to OP Units	$1.49	$3.39	$3.56	$2.79	$1.50

Weighted average OP Units outstanding	290,060	302,235	310,452	310,785	300,683

Distributions declared per OP Unit outstanding	$1.93	$1.87	$1.79	$1.74	$1.73

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$18,690,239	$18,333,350	$17,235,175	$16,590,370	$14,852,621
Real estate, after accumulated depreciation	$15,128,939	$15,163,225	$14,212,695	$13,702,230	$12,252,794
Total assets	$16,535,110	$15,689,777	$15,062,219	$14,108,751	$12,656,306
Total debt	$10,501,246	$9,508,733	$8,057,656	$7,591,073	$6,459,806
Minority Interests	$25,520	$26,236	$26,814	$16,965	$9,557
Partners’ capital	$5,290,275	$5,394,328	$6,268,867	$5,800,558	$5,598,553

OTHER DATA:
Total properties (at end of period)	548	579	617	926	939
Total apartment units (at end of period)	147,244	152,821	165,716	197,404	200,149

Funds from operations available to OP Units – basic (1) (2)	$631,644	$723,484	$716,143	$784,625	$651,741

Cash flow provided by (used for):
Operating activities	$755,027	$793,128	$755,466	$698,531	$707,061
Investing activities	$(343,803)	$(200,645)	$(259,472)	$(592,201)	$(555,279)
Financing activities	$428,739	$(801,929)	$(324,545)	$(101,007)	$(117,856)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership’s ability to control its subsidiaries other than entities owning interests in the Partially Owned Properties – Unconsolidated and certain other entities in which it has investments, each such subsidiary entity has been consolidated with the Operating Partnership for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Operating Partnership’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Operating Partnership undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire multifamily properties for rental operations as market conditions dictate. The Operating Partnership does not currently intend to begin the development of any new wholly-owned projects but has a substantial number of properties under development now and may commence new development activities if conditions warrant. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. To the extent that we do develop more properties if conditions warrant, we expect to do so ourselves in addition to co-investing with our development partners. The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Sources of capital to the Operating Partnership or labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;
•

Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond the Operating Partnership’s control; and

•	Additional factors as discussed in Part I of this Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

Forward-looking statements and related uncertainties are also included in Notes 2, 5, 11 and 18 in the Notes to Consolidated Financial Statements in this report.

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

EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also operates property management offices throughout the United States. As of February 5, 2009, the Operating Partnership has approximately 4,700 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of December 31, 2008 owned an approximate 94.2% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize current income, capital appreciation of each property and the total return for its partners. The Operating Partnership’s strategy for accomplishing these objectives includes:

•	Leveraging our size and scale in four critical ways:

•	Investing in apartment communities located in strategically targeted markets to maximize our total return on an enterprise level;
•	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;
•	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and
•	Sharing resources, customers and best practices in property management and across the enterprise.

•	Owning a highly diversified portfolio by investing in target markets defined by a combination of the following criteria:

•	High barrier-to-entry (low supply);
•	Strong economic predictors (high demand); and
•	Attractive quality of life (high demand and retention).

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
•

competition from existing multifamily properties, comparably priced single family homes or rentals, residential properties under development and the potential for the construction of new multifamily properties in the area; and

•	opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition, development and rehab strategies and at times to fund its debt and EQR’s equity repurchase activities. In addition, when feasible, the Operating Partnership may structure these transactions as tax-deferred exchanges.

Current Environment

The slowdown in the economy, which accelerated in the fourth quarter of 2008, coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for 2009. Since the fourth quarter of 2008, our revenue has declined in most of our major markets as the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss should perform better than markets with employment issues, although most of our markets are now experiencing job losses. Should the current credit crisis and general economic recession continue, the Operating Partnership may continue to experience a period of declining revenues, which would adversely impact the Operating Partnership’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents or causes us to lower rents on turnover units and lease renewals. Since the second half of 2008, continued job losses and a lack of household formation have hampered our ability to increase rents or caused us to lower rents for new residents. Additionally, in recent months it has become increasingly difficult to maintain rents with our renewing residents.

After two consecutive years of modest expense growth (same store expenses grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Operating Partnership anticipates that 2009 expenses will increase at a higher rate primarily due to cost pressures from non-controllable areas such as utilities and real estate taxes. The combination of expected declines in revenues and higher overall expense levels will have a negative impact on the Operating Partnership’s results of operations for 2009.

The continued credit crisis has negatively impacted the availability and pricing of debt capital. During this time, the multifamily residential sector has benefited from the continued liquidity provided by Fannie Mae and Freddie Mac. A vast majority of the properties we sold this year were financed for the purchaser by one of these agencies. Furthermore, Fannie Mae and Freddie Mac provided us with approximately $1.6 billion of secured mortgage financing in 2008 at attractive rates when compared to other sources of credit. While the Operating Partnership believes these agencies will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded by the government, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets.

In response to the recession and liquidity issues prevalent in the debt markets, we took a number of steps to better position ourselves. In early 2008, we began pre-funding our maturing debt obligations with approximately $1.6 billion in secured mortgage financing obtained from Fannie Mae and Freddie Mac. We also significantly reduced our acquisition activity. During the second half of 2008, we only acquired one property while we continued selling non-core assets. We expect to continue to be a net seller of assets during 2009 should current conditions continue. Additionally, we significantly reduced our development activities, starting only two new projects in the first half of 2008 and none in the second half of the year. We also reduced the number of planned development projects we will undertake in the future and took a $116.4 million impairment charge to reduce the value of five assets that we no longer plan on pursuing. We do not currently anticipate starting any new wholly-owned development projects during 2009 unless market conditions improve significantly. Finally, during 2009 we also expect to continue our focus on our expense control initiatives.

Our specific current expectations regarding our results for 2009 and certain items that will affect them are set forth under Results of Operations below.

We believe that cash and cash equivalents, federally insured investment deposits and current availability on our revolving credit facility will provide sufficient liquidity to meet our funding obligations relating to debt retirement and existing development projects into 2011. We expect that our remaining funding obligations for 2011 and subsequent periods will be met through new borrowings, property dispositions and cash generated from operations.

Despite the challenging conditions noted above, we believe that the Operating Partnership is well-positioned to withstand the continuing economic downturn. Our properties are geographically diverse and were approximately 93% occupied as of December 31, 2008, little new multifamily rental supply has been added to most of our markets, the national single family home ownership rate continues to decline and the long-term demographic picture is positive.

We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover debt maturities and development fundings in the near term, which should allow us to take advantage of investment opportunities should distressed assets become available at significant discounts. When economic conditions improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to quickly realize revenue growth and improvement in our operating results.

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the years ended December 31, 2008 and December 31, 2007. In summary, we:

Year Ended December 31, 2008:

•

Acquired $380.7 million of apartment properties consisting of 7 properties and 2,141 units and an uncompleted development property for $31.7 million and invested $2.4 million to obtain the management contract rights and towards the redevelopment of a military housing project consisting of 978 units, all of which we deem to be in our strategic targeted markets; and

•	Sold $896.7 million of apartment properties consisting of 41 properties and 10,127 units, as well as 130 condominium units for $26.1 million and a land parcel for $3.3 million.

Year Ended December 31, 2007:

•	Acquired $1.7 billion of apartment properties consisting of 36 properties and 8,167 units and $212.8 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•	Sold $1.9 billion of apartment properties consisting of 73 properties and 21,563 units, as well as 617 condominium units for $164.2 million and $50.0 million of land parcels.

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

Properties that the Operating Partnership owned for all of both 2008 and 2007 (the “2008 Same Store Properties”), which represented 115,051 units, impacted the Operating Partnership’s results of operations. Properties that the Operating Partnership owned for all of both 2007 and 2006 (the “2007 Same Store Properties”), which represented 115,857 units, also impacted the Operating Partnership’s results of operations. Both the 2008 Same Store Properties and 2007 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2008 and 2007. The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

For the year ended December 31, 2008, income from continuing operations decreased by approximately $28.3 million or 39.9% when compared to the year ended December 31, 2007. The decrease in continuing operations is discussed below.

Revenues from the 2008 Same Store Properties increased $53.8 million primarily as a result of higher rental rates charged to residents. Expenses from the 2008 Same Store Properties increased $13.5 million primarily due to higher real estate taxes, utility costs and payroll. The following tables provide comparative same store results and statistics for the 2008 Same Store Properties:

2008 vs. 2007

Year over Year Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 115,051 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
2008	$1,739,004	$632,366	$1,106,638	$1,334	94.5%	63.5%
2007	$1,685,196	$618,882	$1,066,314	$1,292	94.6%	63.6%

Change	$53,808	$13,484	$40,324	$42	(0.1%)	(0.1%)

Change	3.2%	2.2%	3.8%	3.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2008 Same Store Properties.

	Year Ended December 31,
	2008	2007
	(Amounts in thousands)
Operating income	$500,112	$539,128
Adjustments:
Non-same store operating results	(148,956)	(82,826)
Fee and asset management revenue	(10,715)	(9,183)
Fee and asset management expense	7,981	8,412
Depreciation	591,162	562,290
General and administrative	44,951	46,767
Impairment	122,103	1,726

Same store NOI	$1,106,638	$1,066,314

For properties that the Operating Partnership acquired prior to January 1, 2008 and expects to continue to own through December 31, 2009, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2009:

2009 Same Store Assumptions
Physical occupancy	93.5%
Revenue change	(4.50%) to (1.50%)
Expense change	2.50% to 3.50%
NOI change	(9.25%) to (3.75%)

These 2009 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $66.1 million or 79.8% and consist primarily of properties acquired in calendar years 2008 and 2007, as well as operations from completed development properties and our corporate housing business.

See also Note 20 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $2.0 million primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis along with the addition of McChord Air Force Base, as well as a decrease in asset management expenses. As of December 31, 2008 and 2007, the Operating Partnership managed 14,485 units and 14,472 units, respectively, primarily for unconsolidated entities and our military housing ventures at Fort Lewis and McChord Air Force Base.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $10.4 million or 11.9%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio, as well as a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $28.9 million or 5.1% primarily as a result of additional depreciation expense on properties acquired in 2007 and 2008 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $1.8 million or 3.9% primarily as a result of a $2.2 million decrease in profit sharing expense and lower overall payroll-related costs, partially offset by an increase in legal and professional fees due to a $1.7 million expense recovery recorded for the year ended December 31, 2007 related to a certain lawsuit in Florida (see Note 21). The Operating Partnership anticipates that general and administrative expenses will approximate $40.0 million to $42.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations increased approximately $120.4 million primarily due to an impairment charge on land held for development of $116.4 million taken in the fourth quarter of 2008 related to five potential development projects that will no longer be pursued. In addition, the Operating Partnership wrote-off an additional $4.0 million of various pursuit and out-of-pocket costs for terminated development transactions and halted condominium conversion properties during 2008 compared to the year ended December 31, 2007. See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations increased approximately $13.4 million or 66.5% primarily as a result of an $18.7 million gain recognized during the year ended December 31, 2008 related to the partial debt extinguishment of the Operating Partnership’s June 2009 and August 2026 public notes (see Note 9), as well as an increase in short-term investments. This was partially offset by a $7.3 million decrease in interest earned on 1031 exchange and earnest money deposits due primarily to the decline in the Operating Partnership’s transaction activities. The Operating Partnership anticipates that interest and other income will approximate $9.0 million to $12.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $4.1 million or 0.8% primarily as a result of lower overall effective interest rates and a reduction in debt extinguishment costs, partially offset by higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and the Operating Partnership’s pre-funding of its 2008 and 2009 debt maturities. During the year ended December 31, 2008, the Operating Partnership capitalized interest costs of approximately $60.1 million as compared to $45.1 million for the year ended December 31, 2007. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2008 was 5.56% as compared to 5.96% for the year ended December 31, 2007. The Operating Partnership anticipates that interest expense will approximate $475.0 million to $495.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased approximately $2.8 million primarily due to a change in the estimate for Texas state taxes and an increase in franchise taxes. The Operating Partnership anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased approximately $0.4 million between the periods under comparison. This increase is primarily due to income received in 2007 from the sale of the Operating Partnership’s 7.075% ownership interest in Wellsford Park Highlands Corporation, an entity which owns a condominium development in Denver, Colorado.

Net gain on sales of unconsolidated entities increased approximately $0.2 million primarily due to a $2.9 million gain on the sale of three unconsolidated institutional joint venture properties realized in 2008 compared to a gain of $2.6 million realized in 2007 on the sale of one property.

Net gain on sales of land parcels decreased approximately $3.4 million primarily as a result of higher net gains realized in 2007 on the sale of two land parcels compared to the net gain realized in 2008 on the sale of one land parcel.

Discontinued operations, net decreased approximately $579.9 million between the periods under comparison. This decrease is primarily due to a significant decrease in the number of properties sold during the year ended December 31, 2008 compared to the same period in 2007, as well as the mix of properties sold in each year. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

For the year ended December 31, 2007, income from continuing operations increased by approximately $38.7 million when compared to the year ended December 31, 2006. The increase in continuing operations is discussed below.

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

2007 vs. 2006

Year over Year Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 115,857 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
2007	$1,643,513	$607,691	$1,035,822	$1,250	94.7%	63.3%
2006	$1,576,322	$595,074	$981,248	$1,199	94.7%	64.9%

Change	$67,191	$12,617	$54,574	$51	0.0%	(1.6%)

Change	4.3%	2.1%	5.6%	4.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

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

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $8.7 million or 9.0%. This decrease is primarily attributable to lower overall payroll costs, various reserve adjustments for workers compensation and medical costs and lower training costs associated with the completion of a majority of the rollout of a new property management system, partially offset by higher legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $79.6 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.6 million between the periods under comparison. This increase was primarily due to an increase in restricted share expense and severance costs associated with the resignation of two of EQR’s executives as well as less expense recovery related to a certain lawsuit in Florida (see Note 21), partially offset by a decrease in profit sharing.

Impairment from continuing operations decreased $32.3 million primarily due to an impairment charge on goodwill of $30.0 million taken in 2006 related to the corporate housing business. In addition, in 2006 the Operating Partnership wrote-off $2.0 million of various deferred sales costs following the decision to halt the condominium conversion and sale process at five assets.

Interest and other income from continuing operations decreased approximately $10.7 million primarily as a result of $14.7 million of forfeited deposits for various terminated transactions along with $3.7 million in proceeds from eBay’s acquisition of Rent.com received during the year ended December 31, 2006. This was partially offset by $4.1 million received in 2007 for insurance litigation settlement proceeds, a $2.7 million increase in interest earned on 1031 exchange and earnest money deposits and a $0.7 million increase in interest earned on short-term investments.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $67.3 million primarily as a result of higher overall debt levels outstanding due to the Company’s share repurchase activity as well as the timing of acquisitions and dispositions, partially offset by lower overall effective interest rates. During the year ended December 31, 2007, the Operating Partnership capitalized interest costs of approximately $45.1 million as compared to $20.7 million for the year ended December 31, 2006. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2007 was 5.96% as compared to 6.21% for the year ended December 31, 2006.

Income and other tax expense from continuing operations decreased approximately $1.8 million primarily due to a taxable gain incurred in 2006 on a partially owned land parcel, partially offset by refunds received in 2006 as a result of a change in tax status of a portfolio of partially owned consolidated properties.

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

Discontinued operations, net decreased approximately $131.6 million between the periods under comparison. This decrease is primarily due to a significant decrease in the number of properties sold during the year ended December 31, 2007 compared to the same period in 2006, as well as the mix of properties sold in each year. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2008

As of January 1, 2008, the Operating Partnership had approximately $50.8 million of cash and cash equivalents and $1.28 billion available under its revolving credit facility (net of $80.8 million which was restricted/dedicated to support letters of credit and not available for borrowing and net of the $139.0 million balance outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2008 was approximately $890.8 million and the amount available on the Operating Partnership’s revolving credit facility was $1.29 billion (net of $130.0 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). The significant increase in the Operating Partnership’s cash and cash equivalents balance since December 31, 2007 is a direct result of its decision to pre-fund its 2008 and 2009 debt maturities with the closing of three secured mortgage loan pools in 2008: $500.0 million in March 2008, $550.0 million in August 2008 and $543.0 million in December 2008. See Notes 8 and 10 in the Notes to Consolidated Financial Statements for further discussion.

During the year ended December 31, 2008, the Operating Partnership generated proceeds from various transactions, which included the following:

•	Disposed of 45 properties and various individual condominium units, receiving net proceeds of approximately $887.6 million;
•	Obtained $1.6 billion in new mortgage financing and terminated nine forward starting swaps designated to hedge $450.0 million of the total loan issuances, making payments of $26.7 million;
•	Obtained an additional $248.5 million of new mortgage loans primarily on development properties; and
•	Issued approximately 1.2 million OP Units and received net proceeds of $30.8 million.

During the year ended December 31, 2008, the above proceeds were primarily utilized to:

•	Invest $521.5 million primarily in development projects;
•	Acquire seven rental properties and one uncompleted development property, utilizing cash of $388.1 million;
•	Invest $2.4 million in a military housing project located in the state of Washington;
•	Repurchase 0.2 million OP Units and settle 0.1 million OP Units, utilizing cash of $12.5 million (see Note 3);
•	Repay $130.0 million of fixed rate private notes;
•	Repurchase $174.0 million of fixed rate public notes; and
•	Repay $435.4 million of mortgage loans.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. EQR repurchased $7.9 million (220,085 shares at an average price per share of $35.93) of its Common Shares during the year ended December 31, 2008. Concurrent with these transactions, the Operating Partnership repurchased and retired 220,085 OP Units previously issued to EQR. As of December 31, 2008, EQR had authorization to repurchase an additional $467.7 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Operating Partnership’s total debt summary and debt maturity schedules as of December 31, 2008 are as follows:

Debt Summary as of December 31, 2008

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,036,930	48.0%	5.18%	8.3
Unsecured	5,464,316	52.0%	5.46%	5.5

Total	$10,501,246	100.0%	5.34%	6.9

Fixed Rate Debt:
Secured – Conventional	$3,805,652	36.2%	6.00%	7.2
Unsecured – Public/Private	4,701,372	44.8%	5.69%	5.7
Unsecured – Tax Exempt	75,790	0.7%	5.07%	20.5

Fixed Rate Debt	8,582,814	81.7%	5.80%	6.5

Floating Rate Debt:
Secured – Conventional	595,388	5.7%	3.78%	2.4
Secured – Tax Exempt	635,890	6.1%	2.50%	21.6
Unsecured – Public/Private	651,554	6.2%	3.89%	1.5
Unsecured – Tax Exempt	35,600	0.3%	1.05%	20.0
Unsecured – Revolving Credit Facility	-	-	4.31%	3.1

Floating Rate Debt	1,918,432	18.3%	3.39%	8.5

Total	$10,501,246	100.0%	5.34%	6.9

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2008.

Note:    The Operating Partnership capitalized interest of approximately $60.1 million and $45.1 million during the years ended December 31, 2008 and 2007, respectively.

Debt Maturity Schedule as of December 31, 2008

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2009 (2)	$350,974	$512,424	$863,398	8.2%	6.79%	4.62%
2010 (3)	294,968	658,515	953,483	9.1%	7.01%	4.42%
2011 (2) (4)	1,451,164	63,178	1,514,342	14.4%	5.71%	5.57%
2012	908,196	3,658	911,854	8.7%	6.08%	6.08%
2013	566,333	-	566,333	5.4%	5.93%	5.93%
2014	517,470	-	517,470	4.9%	5.28%	5.28%
2015	355,620	-	355,620	3.4%	6.41%	6.41%
2016	1,089,317	-	1,089,317	10.4%	5.32%	5.32%
2017	1,346,649	456	1,347,105	12.8%	5.87%	5.87%
2018	335,496	44,677	380,173	3.6%	5.96%	5.63%
2019+	1,366,627	635,524	2,002,151	19.1%	5.85%	4.98%

Total	$8,582,814	$1,918,432	$10,501,246	100.0%	5.86%	5.37%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2008.
(2)

On January 27, 2009, the Operating Partnership repurchased at par $105.2 million of its 4.75% unsecured notes due June 15, 2009 and $185.2 million of its 6.95% unsecured notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009.

(3)

Includes the Operating Partnership’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.

(4)

Includes $548.6 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Operating Partnership’s unsecured debt as of December 31, 2008:

Unsecured Debt Summary as of December 31, 2008

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	4.750%	06/15/09	(1)	$227,400	$(98)	$227,302
	6.950%	03/02/11	(2)	300,000	2,047	302,047
	6.625%	03/15/12		400,000	(942)	399,058
	5.500%	10/01/12		350,000	(1,295)	348,705
	5.200%	04/01/13		400,000	(503)	399,497
	5.250%	09/15/14		500,000	(351)	499,649
	6.584%	04/13/15		300,000	(700)	299,300
	5.125%	03/15/16		500,000	(386)	499,614
	5.375%	08/01/16		400,000	(1,407)	398,593
	5.750%	06/15/17		650,000	(4,323)	645,677
	7.125%	10/15/17		150,000	(570)	149,430
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(3)	548,557	(6,057)	542,500
Floating Rate Adjustments			(1)	(150,000)	-	(150,000)

				4,715,957	(14,585)	4,701,372

Fixed Rate Tax Exempt Notes:
	5.200%	06/15/29	(4)	75,790	-	75,790

Floating Rate Tax Exempt Notes:
	7-Day SIFMA	12/15/28	(4)	35,600	-	35,600

Floating Rate Notes:
		06/15/09	(1)	150,000	-	150,000
FAS 133 Adjustments – net			(1)	1,554	-	1,554
Term Loan Facility	LIBOR+0.50%	10/05/10	(4) (5)	500,000	-	500,000

				651,554	-	651,554

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(6)	-	-	-

Total Unsecured Debt				$5,478,901	$(14,585)	$5,464,316

Note:	SIFMA stands for the Securities Industry and Financial Markets Association and is the tax-exempt index equivalent of LIBOR.

(1)

$150.0 million in fair value interest rate swaps converts a portion of the 4.750% notes due June 15, 2009 to a floating interest rate. During the year ended December 31, 2008, the Operating Partnership repurchased $72.6 million of these notes at a discount to par of approximately 1.0% and recognized a gain on early debt extinguishment of $0.7 million. On January 27, 2009, the Operating Partnership repurchased $105.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009.

(2)	On January 27, 2009, the Operating Partnership repurchased $185.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009.
(3)

Convertible notes mature on August 15, 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021. During the year ended December 31, 2008, the Operating Partnership repurchased $101.4 million of these notes at a discount to par of approximately 17.7% and recognized a gain on early debt extinguishment of $18.0 million.

(4)	Notes are private. All other unsecured debt is public.
(5)	Represents the Operating Partnership’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.
(6)	As of December 31, 2008, there was no amount outstanding and approximately $1.29 billion available on the Operating Partnership’s unsecured revolving credit facility.

As of February 26, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December

21, 2011 and does not contain a maximum issuance amount). As of February 26, 2009, an unlimited amount of equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount). Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2008 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding OP Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units/interests; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of December 31, 2008

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$5,036,930	48.0%
Unsecured Debt		5,464,316	52.0%

Total Debt		10,501,246	100.0%	54.3%

OP Units	289,466,537
OP Unit Equivalents (see below)	406,167

Total outstanding at quarter-end	289,872,704
EQR Common Share Price at December 31, 2008	$29.82

		8,644,004	97.7%
Perpetual Preference Units (see below)		200,000	2.3%

Total Equity		8,844,004	100.0%	45.7%

Total Market Capitalization		$19,345,250		100.0%

Convertible Preference Units as of December 31, 2008

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	329,016	$8,225	$1.75	$576		1.1128	366,129
7.00% Series H	6/30/98	22,459	561	1.75	39		1.4480	32,521
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517

Total Convertible Preference Units		358,842	$8,970		$630	7.02%		406,167

Perpetual Preference Units as of December 31, 2008

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Operating Partnership experiences shortfalls in its coverage of distributions, which may cause the Operating Partnership to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Operating Partnership’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.7 billion in investment in real estate on the Operating Partnership’s balance sheet at December 31, 2008, $10.9 billion or 58.1%, was unencumbered.

As of February 5, 2009, the Operating Partnership’s senior debt ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baal and A-, respectively. As of February 5, 2009, EQR’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with available borrowings as of February 5, 2009 of $1.30 billion that matures in February 2012 (See Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements. As of February 5, 2009, no amounts were outstanding under this facility.

See Note 21 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2008.

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

For the year ended December 31, 2008, our actual improvements to real estate totaled approximately $169.8 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2008

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	105,607	$38,003	$360	$53,195	$504	$91,198	$864

New Acquisition Properties (3)	20,665	5,409	285	18,243	961	23,652	1,246

Other (4)	6,487	43,497		11,491		54,988

Total	132,759	$86,909		$82,929		$169,838

(1)

Total units – Excludes 9,776 unconsolidated units and 4,709 military housing (fee managed) units, for which capitalized improvements to real estate are self-funded and do not consolidate into the Operating Partnership’s results.

(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2006.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2006, 2007 and 2008. Per unit amounts are based on a weighted average of 18,983 units.
(4)

Other – Includes properties either partially owned or sold during the period, commercial space, corporate housing and condominium conversions. Also includes $34.2 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

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

(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2005.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2005, 2006 and 2007. Per unit amounts are based on a weighted average of 25,406 units.
(4)

Other – Includes properties either partially owned or sold during the period, commercial space, corporate housing and condominium conversions. Also includes $22.2 million included in building improvements spent on 26 specific assets related to major renovations and repositioning of these assets.

The Operating Partnership incurred less in capitalized improvements per unit and overall in 2008 primarily due to enhanced efforts to limit the scope of projects and greater cost controls on vendors. For 2009, the Operating Partnership estimates an annual stabilized run rate of approximately $925 per unit of capital expenditures for its established properties. The above assumption is based on current expectations and is forward-looking.

During the year ended December 31, 2008, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $2.3 million. The Operating Partnership expects to fund approximately $2.0 million in total additions to non-real estate property in 2009. The above assumption is based on current expectations and is forward-looking.

Improvements to real estate and additions to non-real estate property are generally funded from net cash provided by operating activities and from investment cash flow.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2008.

Other

Total distributions paid in January 2009 amounted to $142.2 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

The Operating Partnership has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Operating Partnership’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. During 2000 and 2001, the Operating Partnership entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Operating Partnership sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Operating Partnership’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Operating Partnership. The Operating Partnership’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Operating Partnership sold three properties consisting of 670 units and one property consisting of 400 units during the years ended December 31, 2008 and 2007, respectively. The Operating Partnership and its joint venture partner currently intend to wind up these investments over the next few years by selling the related assets. The Operating Partnership cannot estimate what, if any, profit it will receive from these dispositions or if the Operating Partnership will in fact receive its equity back.

As of December 31, 2008, the Operating Partnership has 10 projects totaling 3,568 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 18 of the Operating Partnership’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in partially owned entities.

The following table summarizes the Operating Partnership’s contractual obligations for the next five years and thereafter as of December 31, 2008:

Payments Due by Year (in thousands)

Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Debt:
Principal (a)	$863,398	$953,483	$1,514,342	$911,854	$566,333	$5,691,836	$10,501,246
Interest (b)	539,674	501,815	429,789	364,376	318,714	1,645,206	3,799,574
Operating Leases:
Minimum Rent Payments (c)	6,047	5,530	3,582	1,273	1,101	58,553	76,086
Other Long-Term Liabilities:
Deferred Compensation (d)	1,456	1,457	2,062	2,062	1,464	11,376	19,877

Total	$1,410,575	$1,462,285	$1,949,775	$1,279,565	$887,612	$7,406,971	$14,396,783

(a)	Amounts include aggregate principal payments only.
(b)

Amounts include interest expected to be incurred on the Operating Partnership’s secured and unsecured debt based on obligations outstanding at December 31, 2008 and inclusive of capitalized interest. For floating rate debt, the current rate in effect at December 31, 2008 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on ground leases for three properties.
(d)	Estimated payments to EQR’s Chairman, two former CEO’s and its former chief operating officer based on planned retirement dates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or different presentation of our financial statements.

The Operating Partnership’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2008 and are consistent with the year ended December 31, 2007.

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

Impairment of Long-Lived Assets, Including Goodwill

The Operating Partnership periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators of permanent impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Operating Partnership’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Operating Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

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

Revenue Recognition

Rental income attributable to residential leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it is earned. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Fee and asset management revenue and interest income are recorded on an accrual basis.

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

Funds From Operations

For the year ended December 31, 2008, Funds From Operations (“FFO”) available to OP Units decreased $91.8 million, or 12.7%, as compared to the year ended December 31, 2007. For the year ended December 31, 2007, FFO available to OP Units increased $7.3 million, or 1.0%, as compared to the year ended December 31, 2006.

The following is a reconciliation of net income to FFO available to OP Units for each of the five years ended December 31, 2008:

Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Net income	$447,035	$1,055,228	$1,148,104	$932,047	$524,164
Adjustments:
Depreciation	591,162	562,290	482,683	365,329	309,180
Depreciation – Non-real estate additions	(8,269)	(8,279)	(7,840)	(5,541)	(5,303)
Depreciation – Partially Owned and Unconsolidated Properties	4,157	4,379	4,338	2,487	1,903
Net gain on sales of unconsolidated entities	(2,876)	(2,629)	(370)	(1,330)	(4,593)
Discontinued operations:
Depreciation	11,746	54,124	109,834	163,418	187,132
Net (gain) on sales of discontinued operations	(392,857)	(933,013)	(1,025,803)	(706,405)	(319,071)
Net incremental (loss) gain on sales of condominium units	(3,932)	20,771	48,961	100,361	32,682

FFO (1) (2)	646,166	752,871	759,907	850,366	726,094
Preferred distributions	(14,522)	(23,233)	(39,115)	(57,248)	(73,236)
Premium on redemption of preference units/interests	-	(6,154)	(4,649)	(8,493)	(1,117)

FFO available to OP Units (1) (2)	$631,644	$723,484	$716,143	$784,625	$651,741

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Operating Partnership’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the SIFMA index for tax-exempt debt. The Operating Partnership does not have any direct foreign exchange or other significant market risk.

The Operating Partnership’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving and term credit facilities as well as floating rate tax-exempt debt. The Operating Partnership typically incurs fixed rate debt obligations to finance acquisitions, while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Operating Partnership continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. To the extent the Operating Partnership carries, as it did at December 31, 2008, substantial cash balances, this will tend to partially counterbalance any increase or decrease in interest rates.

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

The fair values of the Operating Partnership’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $5.0 billion and $4.7 billion, respectively, at December 31, 2008.

At December 31, 2008, the Operating Partnership had total outstanding floating rate debt of approximately $1.9 billion, or 18.3% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 34 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $6.5 million. If market rates of interest on all of the floating rate debt permanently decreased by 34 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $6.5 million.

At December 31, 2008, the Operating Partnership had total outstanding fixed rate debt of approximately $8.6 billion, or 81.7% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 58 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $7.8 billion. If market rates of interest permanently decreased by 58 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $9.5 billion.

At December 31, 2008, the Operating Partnership’s derivative instruments had a net liability fair value of approximately $19,000. If market rates of interest permanently increased by 15 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the net asset fair value of the Operating Partnership’s derivative instruments would be approximately $1.7 million. If market rates of interest permanently decreased by 15 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $1.8 million.

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

The Operating Partnership cannot predict the effect of adverse changes in interest rates on its debt and derivative instruments and, therefore, its exposure to market risk, nor can there be any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2008, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting has been audited as of December 31, 2008 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)      Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, EQR’s definitive proxy statement, which EQR anticipates will be filed no later than April 16, 2009. EQR is the general partner of and owns an approximate 94.2% ownership interest in ERPOP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.
(2)	Exhibits: See the Exhibit Index.
(3)	Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP
BY:	EQUITY RESIDENTIAL
ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut, President and
Chief Executive Officer

Date:	February 26, 2009

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2008, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut David J. Neithercut	President, Chief Executive Officer and Trustee	February 26, 2009

/s/ Mark J. Parrell Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 26, 2009

/s/ Ian S. Kaufman Ian S. Kaufman	First Vice President and Chief Accounting Officer	February 26, 2009

/s/ John W. Alexander John W. Alexander	Trustee	February 26, 2009

/s/ Charles L. Atwood Charles L. Atwood	Trustee	February 26, 2009

/s/ Stephen O. Evans Stephen O. Evans	Trustee	February 26, 2009

/s/ Boone A. Knox Boone A. Knox	Trustee	February 26, 2009

/s/ John E. Neal John E. Neal	Trustee	February 26, 2009

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Trustee	February 26, 2009

/s/ B. Joseph White B. Joseph White	Trustee	February 26, 2009

/s/ Gerald A. Spector Gerald A. Spector	Vice Chairman of the Board of Trustees	February 26, 2009

/s/ Samuel Zell Samuel Zell	Chairman of the Board of Trustees	February 26, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-7 to F-9

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-44

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation	S-1 to S-11

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners

ERP Operating Limited Partnership

We have audited ERP Operating Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). ERP Operating Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008 of ERP Operating Limited Partnership and our report dated February 20, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2009

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Investment in real estate
Land	$3,671,299	$3,607,305
Depreciable property	13,908,594	13,556,681
Projects under development	855,473	828,530
Land held for development	254,873	340,834

Investment in real estate	18,690,239	18,333,350
Accumulated depreciation	(3,561,300)	(3,170,125)

Investment in real estate, net	15,128,939	15,163,225
Cash and cash equivalents	890,794	50,831
Investments in unconsolidated entities	5,795	3,547
Deposits – restricted	152,372	253,276
Escrow deposits – mortgage	19,729	20,174
Deferred financing costs, net	53,817	56,271
Other assets	283,664	142,453

Total assets	$16,535,110	$15,689,777

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$5,036,930	$3,605,971
Notes, net	5,464,316	5,763,762
Lines of credit	-	139,000
Accounts payable and accrued expenses	108,463	109,385
Accrued interest payable	113,846	124,717
Other liabilities	289,562	322,975
Security deposits	64,355	62,159
Distributions payable	141,843	141,244

Total liabilities	11,219,315	10,269,213

Commitments and contingencies
Minority Interests – Partially Owned Properties	25,520	26,236

Partners’ capital:
Preference Units	208,786	209,662
Preference Interests and Junior Preference Units	184	184
General Partner	4,824,307	4,868,738
Limited Partners	292,797	331,626
Accumulated other comprehensive loss	(35,799)	(15,882)

Total partners’ capital	5,290,275	5,394,328

Total liabilities and partners’ capital	$16,535,110	$15,689,777

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2008	2007	2006
REVENUES
Rental income	$2,092,489	$1,937,874	$1,693,440
Fee and asset management	10,715	9,183	9,101

Total revenues	2,103,204	1,947,057	1,702,541

EXPENSES
Property and maintenance	542,371	505,899	444,290
Real estate taxes and insurance	217,461	195,359	160,299
Property management	77,063	87,476	96,178
Fee and asset management	7,981	8,412	8,934
Depreciation	591,162	562,290	482,683
General and administrative	44,951	46,767	44,194
Impairment	122,103	1,726	34,002

Total expenses	1,603,092	1,407,929	1,270,580

Operating income	500,112	539,128	431,961

Interest and other income	33,540	20,144	30,880
Interest:
Expense incurred, net	(479,101)	(482,819)	(417,576)
Amortization of deferred financing costs	(9,701)	(10,121)	(8,077)

Income before income and other taxes, allocation to Minority Interests, (loss) income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	44,850	66,332	37,188
Income and other tax (expense) benefit	(5,286)	(2,520)	(4,346)
Allocation to Minority Interests – Partially Owned Properties	(2,650)	(2,200)	(3,132)
(Loss) income from investments in unconsolidated entities	(107)	332	(631)
Net gain on sales of unconsolidated entities	2,876	2,629	370
Net gain on sales of land parcels	2,976	6,360	2,792

Income from continuing operations	42,659	70,933	32,241
Discontinued operations, net	404,376	984,295	1,115,863

Net income	$447,035	$1,055,228	$1,148,104

ALLOCATION OF NET INCOME:
Preference Units	$14,507	$22,792	$37,113

Preference Interests and Junior Preference Units	$15	$441	$2,002

Premium on redemption of Preference Units	$-	$6,154	$3,965

Premium on redemption of Preference Interests	$-	$-	$684

General Partner	$405,585	$960,676	$1,031,766
Limited Partners	26,928	65,165	72,574

Net income available to OP Units	$432,513	$1,025,841	$1,104,340

Earnings per OP Unit – basic:
Income (loss) from continuing operations available to OP Units	$0.10	$0.14	$(0.04)

Net income available to OP Units	$1.50	$3.44	$3.56

Weighted average OP Units outstanding	287,631	298,392	310,452

Earnings per OP Unit – diluted:
Income (loss) from continuing operations available to OP Units	$0.10	$0.14	$(0.04)

Net income available to OP Units	$1.49	$3.39	$3.56

Weighted average OP Units outstanding	290,060	302,235	310,452

Distributions declared per OP Unit outstanding	$1.93	$1.87	$1.79

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per OP Unit data)

	Year Ended December 31,
	2008	2007	2006
Comprehensive income:

Net income	$447,035	$1,055,228	$1,148,104
Other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the year	(23,815)	(3,853)	(2,043)
Losses reclassified into earnings from other comprehensive income	2,696	1,954	2,247
Other comprehensive income – other instruments:
Unrealized holding gains arising during the year	1,202	27	258

Comprehensive income	$427,118	$1,053,356	$1,148,566

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$447,035	$1,055,228	$1,148,104
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests – Partially Owned Properties	2,650	2,200	3,132
Depreciation	602,908	616,414	592,637
Amortization of deferred financing costs	9,701	11,849	9,134
Amortization of discounts and premiums on debt	(3,542)	(4,990)	(6,506)
Amortization of discounts on corporate notes	(365)	-	-
Amortization of deferred settlements on derivative instruments	1,317	575	841
Impairment	122,103	1,726	34,353
(Income) from technology investments	-	-	(4,021)
Loss (income) from investments in unconsolidated entities	107	(332)	631
Distributions from unconsolidated entities – return on capital	116	102	171
Net (gain) on sales of unconsolidated entities	(2,876)	(2,629)	(370)
Net (gain) on sales of land parcels	(2,976)	(6,360)	(2,792)
Net (gain) on sales of discontinued operations	(392,857)	(933,013)	(1,019,603)
(Gain) loss on debt extinguishments	(18,656)	3,339	12,171
Unrealized loss (gain) on derivative instruments	500	(1)	7
Compensation paid with Company Common Shares	22,311	21,631	22,080
Other operating activities, net	-	(19)	555

Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,003)	3,406	2,225
(Increase) decrease in other assets	(1,538)	(5,352)	975
(Decrease) in accounts payable and accrued expenses	(821)	(9,760)	(7,637)
(Decrease) increase in accrued interest payable	(10,871)	33,545	17,192
(Decrease) increase in other liabilities	(19,412)	1,482	(50,727)
Increase in security deposits	2,196	4,087	2,914

Net cash provided by operating activities	755,027	793,128	755,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(388,083)	(1,680,074)	(1,718,105)
Investment in real estate – development/other	(521,546)	(480,184)	(291,338)
Improvements to real estate	(169,838)	(252,675)	(255,180)
Additions to non-real estate property	(2,327)	(7,696)	(10,652)
Interest capitalized for real estate under development	(60,072)	(45,107)	(20,734)
Proceeds from disposition of real estate, net	887,576	2,012,939	2,318,247
Proceeds from disposition of unconsolidated entities	2,629	-	373
Proceeds from technology investments	-	-	4,021
Investments in unconsolidated entities	-	(191)	(1,072)
Distributions from unconsolidated entities – return of capital	405	122	92
Investment in corporate notes/other	(158,367)	-	-
Decrease (increase) in deposits on real estate acquisitions, net	65,395	245,667	(296,589)
Decrease in mortgage deposits	445	5,354	10,098

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Consolidation of previously Unconsolidated Properties:
Via EITF 04-5 (cash consolidated)	$-	$-	$1,436
Acquisition of Minority Interests – Partially Owned Properties	(20)	-	(71)
Other investing activities, net	-	1,200	2

Net cash (used for) investing activities	(343,803)	(200,645)	(259,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(9,233)	(26,257)	(11,662)
Mortgage notes payable:
Proceeds	1,841,453	827,831	267,045
Restricted cash	37,262	(113,318)	(20,193)
Lump sum payoffs	(411,391)	(523,299)	(466,035)
Scheduled principal repayments	(24,034)	(24,732)	(26,967)
Prepayment premiums/fees	(81)	(3,339)	(12,171)
Notes, net:
Proceeds	-	1,493,030	1,039,927
Lump sum payoffs	(304,043)	(150,000)	(60,000)
Scheduled principal repayments	-	(4,286)	(4,286)
Gain on debt extinguishments	18,737	-	-
Lines of credit:
Proceeds	841,000	17,536,000	6,417,500
Repayments	(980,000)	(17,857,000)	(6,726,500)
(Payments on) proceeds from settlement of derivative instruments	(26,781)	2,370	10,722
Proceeds from sale of OP Units	6,170	7,165	7,972
Proceeds from exercise of EQR options	24,634	28,760	69,726
OP Units repurchased and retired	(12,548)	(1,221,680)	(83,230)
Redemption of Preference Units	-	(175,000)	(115,000)
Redemption of Preference Interests	-	-	(25,500)
Premium on redemption of Preference Units	-	(24)	(27)
Premium on redemption of Preference Interests	-	-	(10)
Payment of offering costs	(102)	(175)	(125)
Other financing activities, net	(16)	(14)	-
Contributions – Minority Interests – Partially Owned Properties	2,083	10,267	9,582
Distributions:
OP Units – General Partner	(522,195)	(526,281)	(514,055)
Preference Units	(14,521)	(27,008)	(39,344)
Preference Interests and Junior Preference Units	(15)	(453)	(2,054)
OP Units – Limited Partners	(34,584)	(35,543)	(36,202)
Minority Interests – Partially Owned Properties	(3,056)	(18,943)	(3,658)

Net cash provided by (used for) financing activities	428,739	(801,929)	(324,545)

Net increase (decrease) in cash and cash equivalents	839,963	(209,446)	171,449
Cash and cash equivalents, beginning of year	50,831	260,277	88,828

Cash and cash equivalents, end of year	$890,794	$50,831	$260,277

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$491,803	$457,700	$444,654

Net cash (received) paid for income and other taxes	$(1,252)	$(1,587)	$11,750

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$24,946	$226,196	$126,988

Valuation of OP Units issued	$849	$-	$49,591

Mortgage loans (assumed) by purchaser	$-	$(76,744)	$(117,949)

Consolidation of previously Unconsolidated Properties – Via EITF 04-5:
Investment in real estate, net	$-	$-	$(24,637)

Mortgage loans consolidated	$-	$-	$22,545

Deferred financing costs, net	$-	$-	$(265)

Investments in unconsolidated entities	$-	$-	$2,602

Net other liabilities recorded	$-	$-	$1,191

Amortization of deferred financing costs:
Investment in real estate, net	$(1,986)	$(1,521)	$(45)

Deferred financing costs, net	$11,687	$13,370	$9,179

Amortization of discounts and premiums on debt:
Investment in real estate, net	$(6)	$-	$-

Mortgage notes payable	$(6,287)	$(6,252)	$(6,963)

Notes, net	$2,751	$1,262	$457

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(1,379)	$(1,379)	$(1,406)

Accumulated other comprehensive loss	$2,696	$1,954	$2,247

Unrealized loss (gain) on derivative instruments:
Other assets	$(6,680)	$(2,347)	$(1,079)

Mortgage notes payable	$6,272	$7,492	$2,049

Notes, net	$1,846	$4,323	$551

Other liabilities	$22,877	$(5,616)	$529

Accumulated other comprehensive loss	$(23,815)	$(3,853)	$(2,043)

(Payments on) proceeds from settlement of derivative instruments:
Other assets	$(98)	$2,375	$10,729

Other liabilities	$(26,683)	$(5)	$(7)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
PREFERENCE UNITS
Balance, beginning of year	$209,662	$386,574	$504,096
Redemption of 9 1/8% Series C Cumulative Redeemable	-	-	(115,000)
Redemption of 8.60% Series D Cumulative Redeemable	-	(175,000)	-
Conversion of 7.00% Series E Cumulative Convertible	(828)	(1,818)	(2,357)
Conversion of 7.00% Series H Cumulative Convertible	(48)	(94)	(165)

Balance, end of year	$208,786	$209,662	$386,574

PREFERENCE INTERESTS AND JUNIOR PREFERENCE UNITS
Balance, beginning of year	$184	$11,684	$60,184
Redemption of Series G Preference Interests	-	-	(25,500)
Conversion of Series H-J Preference Interests into OP Units held by General Partner	-	(11,500)	(23,000)

Balance, end of year	$184	$184	$11,684

GENERAL PARTNER
Balance, beginning of year	$4,868,738	$5,511,658	$4,905,716
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	876	1,912	2,522
Conversion of Preference Interests into OP Units held by General Partner	-	11,500	23,000
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	49,901	32,445	27,882
Exercise of EQR share options	24,634	28,760	69,726
EQR’s Employee Share Purchase Plan (ESPP)	6,170	7,165	7,972
Share-based employee compensation expense:
EQR performance shares	(8)	1,278	1,795
EQR restricted shares	17,278	15,230	14,944
EQR share options	5,846	5,345	5,198
EQR ESPP discount	1,289	1,701	1,578
OP Units repurchased and retired	(7,908)	(1,226,320)	(83,230)
Offering costs	(102)	(175)	(125)
Net income available to OP Units – General Partner	405,585	960,676	1,031,766
Premium on redemption of Preference Units – original issuance costs	-	6,130	3,938
Premium on redemption of Preference Interests – original issuance costs	-	-	674
OP Units – General Partner distributions	(523,648)	(520,700)	(521,871)
Supplemental Executive Retirement Plan (SERP)	(7,304)	(6,709)	(9,947)
Adjustment for Limited Partners ownership in Operating Partnership	(17,040)	38,842	30,120

Balance, end of year	$4,824,307	$4,868,738	$5,511,658

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
LIMITED PARTNERS
Balance, beginning of year	$331,626	$372,961	$345,034
OP Unit Issuance:
Acquisitions/consolidations	849	-	49,591
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(49,901)	(32,445)	(27,882)
Net income available to OP Units – Limited Partners	26,928	65,165	72,574
OP Units – Limited Partners distributions	(33,745)	(35,213)	(36,236)
Adjustment for Limited Partners ownership in Operating Partnership	17,040	(38,842)	(30,120)

Balance, end of year	$292,797	$331,626	$372,961

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(15,882)	$(14,010)	$(14,472)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the year	(23,815)	(3,853)	(2,043)
Losses reclassified into earnings from other comprehensive income	2,696	1,954	2,247
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the year	1,202	27	258

Balance, end of year	$(35,799)	$(15,882)	$(14,010)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

EQR is the general partner of, and as of December 31, 2008 owned an approximate 94.2% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

As of December 31, 2008, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 548 properties in 23 states and the District of Columbia consisting of 147,244 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	477	127,002
Partially Owned Properties:
Consolidated	28	5,757
Unconsolidated	41	9,776
Military Housing (Fee Managed)	2	4,709

	548	147,244

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Operating Partnership beneficially owns 100% fee simple title to 475 of the 477 Wholly Owned Properties and all but one of its wholly owned development properties. The Operating Partnership owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire in 2026 for one property, 2077 for another property and 2101 for the development property. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

The “Partially Owned Properties – Consolidated” are controlled by the Operating Partnership but have partners with minority interests and are accounted for under the consolidation method of accounting. The “Partially Owned Properties – Unconsolidated” are partially owned but not controlled by the Operating Partnership and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting. The “Military Housing (Fee Managed)” properties consist of investments in limited liability companies that, as a result of the terms of the operating agreements, are accounted for as management contract rights with all fees recognized as fee and asset management revenue.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Due to the Operating Partnership’s ability as general partner to control either through ownership or by contract its subsidiaries, other than entities that own controlling interests in the Partially Owned Properties – Unconsolidated and certain other entities in which the Operating Partnership has investments, each such subsidiary has been consolidated with the Operating Partnership for financial reporting purposes. Effective March 31, 2004, the consolidated financial statements also include all variable interest entities for which the Operating Partnership is the primary beneficiary.

Minority interests represented by EQR’s indirect 1% interest in various entities are immaterial and have not been accounted for in the Consolidated Financial Statements. In addition, certain amounts due from EQR for its 1% interests in various entities have not been reflected in the Consolidated Balance Sheets since such amounts are immaterial.

The Operating Partnership’s mergers and acquisitions were accounted for as purchases in accordance with either Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, or SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The fair value of the consideration given by the Operating Partnership in the mergers was used as the valuation basis for each of the combinations. The accompanying consolidated statements of operations and cash flows include the results of the properties purchased through the mergers and through acquisitions from their respective closing dates.

Real Estate Assets and Depreciation of Investment in Real Estate

The Operating Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141. In making estimates of fair values for purposes of allocating purchase price, the Operating Partnership utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Operating Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Operating Partnership allocates the purchase price of acquired real estate to various components as follows:

•	Land – Based on actual purchase price if acquired separately or market research/comparables if acquired with an operating property.
•

Furniture, Fixtures and Equipment – Ranges between $8,000 and $13,000 per apartment unit acquired as an estimate of the fair value of the appliances and fixtures inside a unit. The per-unit amount applied depends on the type of apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five years.

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

The Operating Partnership classifies properties under development and/or expansion and properties in the lease-up phase (including land) as construction-in-progress until construction has been completed and all certificates of occupancy permits have been obtained.

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

The Operating Partnership periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators of permanent impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Operating Partnership’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Operating Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

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

Investment Securities

Investment securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of partners’ capital.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Operating Partnership’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $31.4 million and $28.0 million at December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments, Including Derivative Instruments

The Operating Partnership follows the guidance under SFAS No. 157, Fair Value Measurements, when valuing its financial instruments. The valuation of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 133 and its amendments (SFAS Nos. 137/138/149), Accounting for Derivative Instruments and Hedging Activities, requires the Operating Partnership to make estimates and judgments that affect the fair value of the instruments. The Operating Partnership, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Operating Partnership bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $5.0 billion and $4.7 billion, respectively, at December 31, 2008. The fair values of the Operating Partnership’s financial instruments, other than mortgage notes payable, unsecured notes and derivative instruments, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values. See Note 11 for further discussion of derivative and other fair value instruments.

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

The cost related to share-based employee compensation included in the determination of net income for the years ended December 31, 2008, 2007 and 2006 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123(R).

The fair value of the option grants as computed under SFAS No. 123(R) would be recognized over the vesting period of the options. The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected volatility (1)	20.3%	18.9%	19.1%
Expected life (2)	5 years	5 years	6 years
Expected dividend yield (3)	4.95%	5.41%	6.04%
Risk-free interest rate (4)	2.67%	4.74%	4.52%
Option valuation per share	$4.08	$6.26	$4.22

(1)	Expected volatility – Estimated based on the historical volatility of EQR’s share price, on a monthly basis, for a period matching the expected life of each grant.
(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.
(3)

Expected dividend yield – Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual dividends by the average price of EQR’s shares in a given year.

(4)	Risk-free interest rate – The most current U.S. Treasury rate available prior to the grant date for a period matching the expected life of each grant.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Operating Partnership’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2008, the Operating Partnership has recorded a deferred tax asset of approximately $38.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

The Operating Partnership provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Income and other tax expense (benefit) (1)	$5,286	$2,520	$4,346
Discontinued operations, net (2)	(1,848)	(7,309)	3,547

Provision for income, franchise and excise taxes (3)	$3,438	$(4,789)	$7,893

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

The Operating Partnership carried back approximately $7.3 million and $13.9 million of net operating losses (“NOL”) during the years ended December 31, 2008 and 2007, respectively, and none were carried back in 2006. The Operating Partnership has $13.7 million of NOL carryforwards available as of January 1, 2009 which will expire in 2028.

During the years ended December 31, 2008, 2007 and 2006, the Operating Partnership’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2008	2007	2006
Tax treatment of dividends and distributions:
Ordinary dividends	$0.699	$-	$1.276
Qualified dividends	-	-	0.090
Long-term capital gain	0.755	1.426	0.330
Unrecaptured section 1250 gain	0.476	0.444	0.094

Dividends and distributions declared per OP Unit outstanding	$1.930	$1.870	$1.790

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2008 and 2007 was approximately $10.7 billion and $9.7 billion, respectively.

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

Other

The Operating Partnership adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as required, effective March 31, 2004. The adoption required the consolidation of all previously unconsolidated development projects. The Operating Partnership does not have any unconsolidated FIN No. 46 assets. FIN No. 46 requires the Operating Partnership to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, which for the Operating Partnership includes only its development partnerships, if the Operating Partnership is entitled to receive a majority of the entity’s residual returns and/or is subject to a majority of the risk of loss from such entity’s activities. The Operating Partnership provides substantially all of the capital for its development partnerships (other than third party mortgage debt, if any) and as such is clearly the primary beneficiary of the risks and rewards of ownership. The adoption of FIN No. 46 did not have any effect on net income as the aggregate results of operations of these development properties were previously included in income (loss) from investments in unconsolidated entities.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public companies to provide additional disclosures about transfers of financial assets. It also amends FIN No. 46(R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FAS 140-4 and FIN 46(R)-8 are effective for the Operating Partnership for the year ended December 31, 2008 and affects disclosures only. The adoption of this standard has no impact on the Operating Partnership’s consolidated results of operations or financial position.

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 28 properties and 5,757 units and various uncompleted development properties having a minority interest book value of $25.5 million at December 31, 2008. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of December 31, 2008, the Operating Partnership estimates the value of Minority Interest distributions would have been approximately $71.6 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2008 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Operating Partnership’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

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

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and as a result is effective for the Operating Partnership beginning January 1, 2009. The Operating Partnership does not expect the adoption of this FSP to have a material effect on the consolidated results of operations or financial position.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and became effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FAS 157-3 did not have a material effect on the Operating Partnership’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Due to the current decline in the Operating Partnership’s acquisition activities, the initial adoption of SFAS No. 141(R) is not expected to have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for the Operating Partnership on January 1, 2009. Other than the presentation changes required to the consolidated financial statements, the initial adoption of SFAS No. 160 is not expected to have a material effect on the consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Among other requirements, entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Operating Partnership on January 1, 2009. Other than the enhanced disclosure requirements, the adoption of SFAS No. 161 is not expected to have a material effect on the consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Operating Partnership beginning January 1, 2009. The adoption of APB 14-1 will affect the accounting for the Operating Partnership’s $650.0 million ($548.6 million outstanding at December 31, 2008) 3.85% convertible unsecured notes with a maturity date of August 2026. The Operating Partnership believes that APB 14-1 will result in a reduction to earnings of approximately $9.0 million in 2009 assuming it does not repurchase any additional amounts of this debt.

3.	Partners’ Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding OP Units and the limited partners’ OP Units for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
General and Limited Partner OP Units
General and Limited Partner OP Units outstanding at January 1,	287,974,981	313,466,216	309,960,589

Issued to General Partner:
Conversion of Series E Preference Units	36,830	80,895	104,904
Conversion of Series H Preference Units	2,750	5,463	9,554
Conversion of Preference Interests	-	324,484	679,686
Exercise of EQR options	995,129	1,040,765	2,647,776
Employee Share Purchase Plan	195,961	189,071	213,427
Dividend Reinvestment – DRIP Plan	-	-	169
Restricted EQR share grants, net	461,954	352,433	603,697

Issued to Limited Partners:
Issuances – Acquisitions/consolidations	19,017	-	1,144,326

OP Units Other:
Repurchased and retired	(220,085)	(27,484,346)	(1,897,912)

General and Limited Partner OP Units outstanding at December 31,	289,466,537	287,974,981	313,466,216

Limited Partner OP Units
Limited Partner OP Units outstanding at January 1,	18,420,320	19,914,583	20,424,245
Limited Partner OP Units issued through acquisitions/consolidations	19,017	-	1,144,326
Conversion of Limited Partner OP Units to EQR Common Shares	(1,759,560)	(1,494,263)	(1,653,988)

Limited Partner OP Units Outstanding at December 31,	16,679,777	18,420,320	19,914,583

Limited Partner OP Units Ownership Interest in Operating Partnership	5.8%	6.4%	6.4%

Limited Partner OP Units Issued:
Consolidations – per unit	$44.64	-	$43.34
Consolidations – valuation	$0.8 million	-	$49.6 million

As of February 5, 2009, an unlimited amount of equity securities remains available for issuance by EQR under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount). Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one common share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

On April 27, May 24 and December 3, 2007, the Board of Trustees approved an increase of $200.1 million, an additional $500.0 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program. Considering the above additional authorizations and the repurchase activity for the year ended

December 31, 2008, EQR has authorization to repurchase an additional $467.7 million of its shares as of December 31, 2008.

During the year ended December 31, 2008, the Company repurchased 220,085 of its Common Shares at an average price of $35.93 per share for total consideration of $7.9 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 220,085 OP Units previously issued to EQR. Of the total shares repurchased, 120,085 shares were repurchased from employees at an average price of $36.10 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. The remaining 100,000 shares were repurchased in the open market at an average price of $35.74 per share. The Company also funded $4.6 million in January 2008 for the settlement of 125,000 Common Shares that were repurchased in December 2007 and recorded as other liabilities at December 31, 2007.

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

The limited partners of the Operating Partnership as of December 31, 2008 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units. Subject to certain restrictions, the Limited Partners may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2008 and 2007:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Unit (3)	December 31, 2008	December 31, 2007
Preference Units:

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 329,016 and 362,116 units issued and outstanding at December 31, 2008 and December 31, 2007, respectively	11/1/98	1.1128	$1.75	$8,225	$9,053

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 22,459 and 24,359 units issued and outstanding at December 31, 2008 and December 31, 2007, respectively	6/30/98	1.4480	$1.75	561	609

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2008 and December 31, 2007	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at December 31, 2008 and December 31, 2007 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,786	$209,662

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

During the year ended December 31, 2007, the Operating Partnership redeemed for cash all 700,000 units of its 8.60% Series D Preference Units with a liquidation value of $175.0 million in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares. Additionally, the Operating Partnership recorded the write-off of approximately $6.1 million in original issuance costs as a premium on redemption of Preference Units in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2007, the Operating Partnership issued an irrevocable notice to redeem for cash all 230,000 units of its 7.625% Series J Preference Interests with a liquidation value of $11.5 million. This notice triggered the holder’s accelerated conversion right, which they exercised. As a result, the 230,000 units were converted into 324,484 EQR Common Shares.

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2008 and 2007:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	December 31, 2008	December 31, 2007
Junior Preference Units:
Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2008 and December 31, 2007	7/29/09	1.020408	$2.00	$184	$184

				$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

4.	Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of December 31, 2008 and 2007 (amounts in thousands):

	2008	2007

Land	$3,671,299	$3,607,305
Depreciable property:
Buildings and improvements	12,836,310	12,665,706
Furniture, fixtures and equipment	1,072,284	890,975
Projects under development:
Land	175,355	225,960
Construction-in-progress	680,118	602,570
Land held for development:
Land	205,757	296,129
Construction-in-progress	49,116	44,705

Investment in real estate	18,690,239	18,333,350
Accumulated depreciation	(3,561,300)	(3,170,125)

Investment in real estate, net	$15,128,939	$15,163,225

During the year ended December 31, 2008, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price

Rental Properties	7	2,141	$380,683
Uncompleted Developments	-	-	31,705
Military Housing (Fee Managed) (1)	1	978	-

Total	8	3,119	$412,388

(1)

The Operating Partnership assumed management of 978 housing units at McChord Air Force Base in Washington state and invested $2.4 million towards its redevelopment. McChord AFB adjoins Ft. Lewis, a U.S. Army base at which the Operating Partnership already manages 3,731 units.

The Operating Partnership also acquired all of its partners’ interests in one partially owned property containing 144 units for $5.9 million and three partially owned land parcels for $1.6 million. In addition, the Operating Partnership made an additional payment of $1.3 million related to an April 2006 acquisition of a partner’s interest in a now wholly-owned property, partially funded through the issuance of 19,017 OP Units valued at $0.8 million.

During the year ended December 31, 2007, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price

Rental Properties	36	8,167	$1,686,435
Land Parcels (eight)	-	-	212,841

Total	36	8,167	$1,899,276

During the year ended December 31, 2008, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price

Rental Properties:
Wholly Owned	38	9,457	$862,099
Partially Owned – Unconsolidated (1)	3	670	34,600
Condominium Conversion Properties	4	130	26,101
Land Parcel (one)	-	-	3,300

Total	45	10,257	$926,100

(1)	The Operating Partnership owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price.

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $392.9 million, a net gain on sales of unconsolidated entities of approximately $2.9 million and a net gain on sales of land parcels of approximately $3.0 million on the above sales.

During the year ended December 31, 2007, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price

Rental Properties:
Wholly Owned	72	21,163	$1,918,673
Partially Owned – Unconsolidated (1)	1	400	21,000
Condominium Conversion Properties	5	617	164,226
Land Parcels (two)	-	-	49,959

Total	78	22,180	$2,153,858

(1)	The Operating Partnership owned a 25% interest in this unconsolidated rental property. Sales price listed is the gross sales price.

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $933.0 million, a net gain on sales of unconsolidated entities of approximately $2.6 million and a net gain on sales of land parcels of approximately $6.4 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

As of February 5, 2009, the Operating Partnership had entered into an agreement to acquire one land parcel for $23.5 million.

As of February 5, 2009, in addition to the three properties that were subsequently disposed of as discussed in Note 21, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Wholly Owned	9	1,232	$128,600
Partially Owned – Unconsolidated	1	216	21,700

Total	10	1,448	$150,300

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Operating Partnership’s investments in partially owned entities as of December 31, 2008 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects					Institutional Joint Ventures (5)
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total

Total projects (1)	-	2	5	21	28	41

Total units (1)	-	410	1,405	3,942	5,757	9,776

Debt – Secured (2):
EQR Ownership (3)	$517,543	$76,708	$141,206	$287,986	$1,023,443	$121,200
Minority Ownership	-	-	-	14,228	14,228	363,600

Total (at 100%)	$517,543	$76,708	$141,206	$302,214	$1,037,671	$484,800

(1)	Project and unit counts exclude all uncompleted development projects until those projects are completed.
(2)	All debt is non-recourse to the Operating Partnership with the exception of $111.8 million in mortgage debt on various development projects.
(3)	Represents the Operating Partnership’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)	Mortgage debt is also partially collateralized by $33.4 million in unconsolidated restricted cash set aside from the net proceeds of property sales.

7.	Deposits – Restricted

The following table presents the Operating Partnership’s restricted deposits as of December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008	December 31, 2007

Tax–deferred (1031) exchange proceeds	$-	$63,795
Earnest money on pending acquisitions	1,200	3,050
Restricted deposits on debt (1)	96,229	133,491
Resident security and utility deposits	41,478	39,889
Other	13,465	13,051

Totals	$152,372	$253,276

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of December 31, 2008, the Operating Partnership had outstanding mortgage debt of approximately $5.0 billion.

During the year ended December 31, 2008, the Operating Partnership:

•	Repaid $435.4 million of mortgage loans;
•	Assumed $24.9 million of mortgage debt on an uncompleted development property in connection with its acquisition;
•	Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties;
•

Obtained $550.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at approximately 6% secured by 15 properties;

•

Obtained $543.0 million of mortgage loan proceeds through the issuance of an 8 year cross-collateralized loan with a fixed stated interest rate for 7 years at approximately 6% secured by 18 properties; and

•	Obtained an additional $248.5 million of new mortgage loans primarily on development properties.

The Operating Partnership recorded approximately $81,000 and $131,000 of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the year ended December 31, 2008.

As of December 31, 2008, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At December 31, 2008, the interest rate range on the Operating Partnership’s mortgage debt was 0.60% to 12.465%. During the year ended December 31, 2008, the weighted average interest rate on the Operating Partnership’s mortgage debt was 5.18%.

The historical cost, net of accumulated depreciation, of encumbered properties was $6.5 billion and $5.3 billion at December 31, 2008 and 2007, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total

2009	$635,818
2010	454,701
2011	672,526
2012	163,276
2013	167,347
Thereafter	2,943,262

Total	$5,036,930

As of December 31, 2007, the Operating Partnership had outstanding mortgage debt of approximately $3.6 billion.

During the year ended December 31, 2007, the Operating Partnership:

•	Repaid $548.0 million of mortgage loans;
•	Assumed $226.2 million of mortgage debt on certain properties in connection with their acquisitions;
•	Obtained $827.8 million of new mortgage loans on certain properties; and
•	Was released from $76.7 million of mortgage debt assumed by the purchaser on disposed properties.

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

The following tables summarize the Operating Partnership’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2008 and 2007, respectively:

December 31, 2008 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public/Private Notes (1)	$4,701,372	3.85% - 7.57%	5.69%	2009 - 2026
Floating Rate Public/Private Notes (1)	651,554	(1)	3.89%	2009 - 2010
Fixed Rate Tax-Exempt Bonds	75,790	5.20%	5.07%	2029
Floating Rate Tax-Exempt Bonds	35,600	(2)	1.05%	2028

Totals	$5,464,316

December 31, 2007 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public/Private Notes (1)	$5,002,664	3.85% - 7.57%	5.65%	2008 - 2026
Floating Rate Public/Private Notes (1)	649,708	(1)	6.15%	2009 - 2010
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.05%	2028 - 2029

Totals	$5,763,762

(1)

At December 31, 2008, $150.0 million in fair value interest rate swaps converts a portion of the $227.4 million face value 4.750% notes due June 15, 2009 to a floating interest rate. At December 31, 2007, $150.0 million in fair value interest rate swaps converts 50% of the $300.0 million face value 4.750% notes due June 15, 2009 to a floating interest rate.

(2)

The floating interest rate is based on the 7-Day Securities Industry and Financial Markets Association (“SIFMA”) rate, which is the tax-exempt index equivalent of LIBOR. At December 31, 2008, the interest rate is 0.75%.

The Operating Partnership’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Operating Partnership was in compliance with its unsecured public debt covenants for both the years ended December 31, 2008 and 2007.

As of February 5, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount).

During the year ended December 31, 2008, the Operating Partnership:

•

Repurchased $72.6 million of its 4.75% fixed rate public notes due June 15, 2009 at a discount to par of approximately 1.0% and recognized debt extinguishment gains of $0.7 million and wrote-off approximately $0.1 million of unamortized deferred financing costs;

•

Repurchased $101.4 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a discount to par of approximately 17.7% and recognized debt extinguishment gains of $18.0 million and wrote-off approximately $0.8 million of unamortized deferred financing costs; and

•	Repaid $130.0 million of fixed rate private notes at maturity.

During the year ended December 31, 2007, the Operating Partnership:

•	Issued $350.0 million of five-year 5.50% fixed rate public notes, receiving net proceeds of $346.1 million;
•	Issued $650.0 million of ten-year 5.75% fixed rate public notes, receiving net proceeds of $640.6 million;
•	Obtained a three-year $500.0 million floating rate term loan (see below);
•	Repaid $150.0 million of fixed-rate public notes at maturity; and

•	Repaid $4.3 million of other unsecured notes.

On October 11, 2007, the Operating Partnership closed on a $500.0 million senior unsecured term loan. The loan matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership. The Operating Partnership has the ability to increase available borrowings by an additional $250.0 million under certain circumstances. Advances under the loan bear interest at variable rates based upon LIBOR plus a spread (currently 0.50%) dependent upon the current credit rating on the Operating Partnership’s long-term senior unsecured debt. EQR has guaranteed the Operating Partnership’s term loan up to the maximum amount and for the full term of the loan.

On August 23, 2006, the Operating Partnership issued $650.0 million of exchangeable senior notes that mature on August 15, 2026. Following the repurchases discussed above, the notes had a face value of $548.6 million at December 31, 2008. The notes bear interest at a fixed rate of 3.85%. The notes are exchangeable into EQR Common Shares, at the option of the holders, under specific circumstances or on or after August 15, 2025, at an initial exchange rate of 16.3934 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of $61.00 per share). The initial exchange rate is subject to adjustment in certain circumstances, including upon an increase in EQR’s dividend rate. Upon an exchange of the notes, the Operating Partnership will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Operating Partnership’s option, in cash, EQR Common Shares or a combination of both.

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

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total (1)

2009	$227,580
2010 (2)	498,782
2011 (3)	841,816
2012	748,578
2013	398,986
Thereafter	2,748,574

Total	$5,464,316

(1)	Principal payments on unsecured notes include amortization of any discounts or premiums related to the notes. Premiums and discounts are amortized over the life of the unsecured notes.
(2)	Includes the $500.0 million term loan, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.
(3)	Includes $548.6 million face value of 3.85% convertible unsecured debt with a final maturity of 2026.

10.	Lines of Credit

The Operating Partnership has a $1.5 billion unsecured revolving credit facility maturing on February 28, 2012, with the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread (currently 0.50%) dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

During the year ended December 31, 2008, one of the providers of the Operating Partnership’s unsecured revolving credit facility declared bankruptcy. Under the existing terms of the credit facility, the provider’s share is up to $75.0 million of potential borrowings. As a result, the Operating Partnership’s borrowing capacity under the unsecured revolving credit facility has in essence been permanently reduced to $1.425 billion of potential borrowings. The obligation to fund by all of the other providers has not changed.

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

As of December 31, 2008, the amount available on the credit facility was $1.29 billion (net of $130.0 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). As of December 31, 2007, $139.0 million was outstanding and $80.8 million was restricted/dedicated to support letters of credit and not available for borrowing on the credit facilities. During the years ended December 31, 2008 and 2007, the weighted average interest rates were 4.31% and 5.68%, respectively.

11.	Derivative and Other Fair Value Instruments

The following table summarizes the Operating Partnership’s consolidated derivative instruments at December 31, 2008 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Development Cash Flow Hedges (2)

Current Notional Balance	$385,693	$262,912
Lowest Possible Notional	$385,693	$48,126
Highest Possible Notional	$387,694	$375,008
Lowest Interest Rate	3.245%	4.059%
Highest Interest Rate	4.800%	6.000%
Earliest Maturity Date	2009	2009
Latest Maturity Date	2012	2011
Estimated Asset (Liability) Fair Value	$6,802	$(6,821)

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.
(2)	Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On December 31, 2008, the net derivative instruments were reported at their fair value as other liabilities of approximately $6.8 million and other assets of $6.8 million. As of December 31, 2008, there were approximately $37.6 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at December 31, 2008, the Operating Partnership may recognize an estimated $9.5 million of accumulated other comprehensive loss as additional interest expense during the year ending December 31, 2009.

In February 2008, the Operating Partnership paid approximately $13.2 million to terminate three forward starting swaps in conjunction with the issuance of a $500.0 million 11.5-year mortgage loan. The entire amount has been deferred as a component of accumulated other comprehensive loss and will be recognized as an increase to interest expense over the first ten years of the mortgage loan.

In November 2008, the Operating Partnership paid approximately $13.5 million to terminate six forward starting swaps in conjunction with the issuance of a $543.0 million 8-year mortgage loan. Approximately $13.1 million of the settlement payment has been deferred as a component of accumulated other comprehensive loss and will be recognized as an increase to interest expense over the life of the underlying hedged item.

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

During the year ended December 31, 2008, the Operating Partnership invested in various investment securities in an effort to increase the amounts earned on the significant amount of unrestricted cash on hand throughout 2008. The following table sets forth the maturity, amortized cost, gross unrealized gains, book/fair value and interest and other income of the various investment securities held as of December 31, 2008 (amounts in thousands):

Security	Maturity	Amortized Cost	Unrealized Gains	Book/ Fair Value	Interest and Other Income

Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$75,000	$-	$75,000	$21

Total Held-to-Maturity		75,000	-	75,000	21

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	54,000	301	54,301	305
Other	Between one and five years or N/A	28,001	1,531	29,532	638

Total Available-for-Sale		82,001	1,832	83,833	943

Grand Total		$157,001	$1,832	$158,833	$964

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

The Operating Partnership’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Operating Partnership that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $44.3 million as of December 31, 2008 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

The Operating Partnership’s investment securities are valued using quoted market prices or readily available market interest rate data. The quoted market prices are classified within Level 1 of the valuation hierarchy and the market interest rate data are classified within Level 2 of the valuation hierarchy.

12.	Earnings Per OP Unit

The following tables set forth the computation of net income per OP Unit – basic and net income OP Unit – diluted (amounts in thousands except per OP Unit amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator for net income per OP Unit – basic and diluted:
Income from continuing operations	$42,659	$70,933	$32,241
Allocation to Preference Units	(14,507)	(22,792)	(37,113)
Allocation to Preference Interests and Junior Preference Units	(15)	(441)	(2,002)
Allocation to premium on redemption of Preference Units	-	(6,154)	(3,965)
Allocation to premium on redemption of Preference Interests	-	-	(684)

Income (loss) from continuing operations available to OP Units	28,137	41,546	(11,523)
Discontinued operations, net	404,376	984,295	1,115,863

Numerator for net income per OP Unit – basic and diluted	$432,513	$1,025,841	$1,104,340

Denominator for net income per OP Unit – basic and diluted:
Denominator for net income per OP Unit – basic	287,631	298,392	310,452
Effect of dilutive securities:
Dilution for OP Units issuable opon assumed exercise/vesting of EQR’s share options/restricted shares	2,429	3,843	-

Denominator for net income per OP Unit – diluted	290,060	302,235	310,452

Net income per OP Unit – basic	$1.50	$3.44	$3.56

Net income per OP Unit – diluted	$1.49	$3.39	$3.56

Net income per OP Unit – basic:
Income (loss) from continuing operations available to OP Units	$0.098	$0.139	$(0.037)
Discontinued operations, net	1.404	3.299	3.595

Net income per OP Unit – basic	$1.502	$3.438	$3.558

Net income per OP Unit – diluted:
Income (loss) from continuing operations available to OP Units	$0.097	$0.137	$(0.037)
Discontinued operations, net	1.394	3.257	3.595

Net income per OP Unit – diluted	$1.491	$3.394	$3.558

In accordance with SFAS No. 128, Earnings per Share, potential common shares issuable from the assumed exercise of EQR share options and the vesting of EQR restricted shares are automatically anti-dilutive and therefore excluded from the diluted earnings per OP Unit calculation as the Operating Partnership had a loss from continuing operations for the year ended December 31, 2006.

Convertible preference interests/units that could be converted into 427,090, 652,534 and 1,163,908 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($548.6 million outstanding at December 31, 2008) exchangeable senior notes was not included in the computation of diluted earnings per OP Unit because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the years ended December 31, 2008, 2007, and 2006 (amounts in thousands).

	Year Ended December 31,
	2008	2007	2006
REVENUES
Rental income	$45,708	$200,131	$461,802

Total revenues	45,708	200,131	461,802

EXPENSES (1)
Property and maintenance	18,537	69,391	148,735
Real estate taxes and insurance	5,974	26,845	59,311
Property management	(62)	266	8,934
Depreciation	11,746	54,124	109,954
General and administrative	29	15	117
Impairment	-	-	351

Total expenses	36,224	150,641	327,402

Discontinued operating income	9,484	49,490	134,400
Interest and other income	224	221	1,758
Interest (2):
Expense incurred, net	(37)	(4,010)	(35,294)
Amortization of deferred financing costs	-	(1,728)	(1,057)
Income and other tax benefit (expense)	1,848	7,309	(3,547)

Discontinued operations	11,519	51,282	96,260
Net gain on sales of discontinued operations	392,857	933,013	1,019,603

Discontinued operations, net	$404,376	$984,295	$1,115,863

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during 2008 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation balance at December 31, 2007 was $470.8 million.

The net real estate basis of the Operating Partnership’s active condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Operating Partnership’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $12.6 million and $24.1 million at December 31, 2008 and 2007, respectively.

14.	Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan. The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year. As of January 1, 2009, this amount equaled 21,740,453, of which 8,742,816 shares were available for future issuance. No awards may be granted under the 2002 Share Incentive Plan, as restated, after February 20, 2012.

Pursuant to the 2002 Share Incentive Plan, as restated, and the Amended and Restated 1993 Share Option and Share Award Plan, as amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares, subject to conditions and restrictions as described in the Share Incentive Plans. Finally, certain executive officers of the Company participate in the Company’s performance-based restricted share plan. Options,

SARs, restricted shares and performance shares are sometimes collectively referred to herein as “Awards”.

The Options are generally granted at the fair market value of the Company’s Common Shares at the date of grant, vest in three equal installments over a three-year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted. Options exercised result in new Common Shares being issued on the open market. The Amended and Restated 1993 Share Option and Share Award Plan, as amended, will terminate at such time as all outstanding Awards have expired or have been exercised/vested. The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted. Any Options which had vested prior to such a termination would remain exercisable by the holder.

As to the restricted shares that have been awarded through December 31, 2008, these shares generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (deficit) and have not been considered in reducing net income available to OP Units in a manner similar to the Operating Partnership’s preference unit dividends for the earnings per OP Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

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

If the Company’s Average	Less							Greater
Annual Return exceeds	than							than
the T-Note Rate by:	0.99%	1-1.99%	2%	3%	4%	5%	6%	7%

Then the executive officer will receive
Common Shares equal to thetarget number of awards times the following %:	0%	50%	100%	115%	135%	165%	190%	225%

If the Company’s Average Annual Return exceeds the T-Note Rate by an amount which falls between any of the percentages in excess of the 2% threshold, the performance-based award will be determined by extrapolation between the two percentages. Fifty percent of the Common Shares to which an executive officer may be entitled under the performance share grants will vest, subject to the executive’s continued employment with the Company, on the third anniversary of the award (which will be the date the Common Shares are issued); twenty-five percent will vest on the fourth anniversary and the remaining twenty-five percent will vest on the fifth anniversary. The Common Shares will also fully vest upon the executive’s death, meeting of retirement criteria (see below for further discussion), disability or upon a change in control of the Company.

EQR’s Share Incentive Plans provide for certain benefits upon retirement at or after age 62. As of November 4, 2008, but effective as of January 1, 2009, EQR changed the definition of retirement for employees (including all officers but not members of EQR’s Board of Trustees) under its Share Incentive Plans. For employees hired prior to January 1, 2009, retirement generally will mean the termination of employment (other than for cause): (i) on or after age 62; or (ii) prior to age 62 after meeting the requirements of the Rule of 70 (described below). For employees hired after January 1, 2009, retirement generally will mean the termination of employment (other than for cause) after meeting the requirements of the Rule of 70.

The Rule of 70 is met when an employee’s years of service with EQR (which must be at least 15 years) plus his or her age (which must be at least 55 years) on the date of termination equals or exceeds 70 years. In addition, the employee must give EQR at least 6 months’ advance written notice of his or her intention to retire and sign a release upon termination of employment, releasing EQR from customary claims and agreeing to ongoing non-competition and employee non-solicitation provisions. The following executive officers of EQR will become eligible for retirement under the new definition of retirement of employees in the next three years: Frederick C. Tuomi, President - Property Management – 2009; Bruce C. Strohm, Executive Vice President and General Counsel – 2010; and David J. Neithercut, Chief Executive Officer and President – 2011.

For employees hired prior to January 1, 2009, who retire at or after age 62, such employee’s unvested restricted shares and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as was provided under the Share Incentive Plans prior to the adoption of the Rule of 70. For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the new definition of retirement of employees, such employee’s unvested restricted shares and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of EQR or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. If an employee violates these provisions after such retirement, all unvested restricted shares and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees of EQR.

The following tables summarize compensation information regarding the performance shares, restricted shares, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	Year Ended December 31, 2008
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred

Performance shares	$(8)	$-	$(8)	$-
Restricted shares	15,761	1,517	17,278	2,175
Share options	5,361	485	5,846	-
ESPP discount	1,197	92	1,289	-

Total	$22,311	$2,094	$24,405	$2,175

	Year Ended December 31, 2007
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred

Performance shares	$1,278	$-	$1,278	$-
Restricted shares	13,816	1,414	15,230	2,296
Share options	4,922	423	5,345	-
ESPP discount	1,615	86	1,701	-

Total	$21,631	$1,923	$23,554	$2,296

	Year Ended December 31, 2006
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred

Performance shares	$1,795	$-	$1,795	$-
Restricted shares	13,923	1,021	14,944	2,437
Share options	4,868	330	5,198	-
ESPP discount	1,494	84	1,578	-

Total	$22,080	$1,435	$23,515	$2,437

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares and share options – Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.
•	Performance shares – Accelerated method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end.
•	ESPP discount – Immediately upon the purchase of common shares each quarter.

In accordance with the applicable provisions of SFAS No. 123(R), the Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2008 is $19.6 million, which is expected to be recognized over a weighted average term of 1.3 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2008, 2007 and 2006:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share

Balance at December 31, 2005	10,572,743	$27.02	1,369,828	$28.42
Awards granted (1)	1,671,122	$42.32	684,998	$34.65
Awards exercised/vested (2) (3)	(2,647,776)	$26.58	(670,768)	$21.63
Awards forfeited	(162,760)	$35.57	(81,301)	$34.71
Awards expired	(17,542)	$26.09	-	-

Balance at December 31, 2006	9,415,787	$29.71	1,302,757	$34.85
Awards granted (1)	1,030,935	$53.46	453,580	$52.56
Awards exercised/vested (2) (3)	(1,040,765)	$27.00	(477,002)	$31.78
Awards forfeited	(166,585)	$44.88	(101,147)	$41.92
Awards expired	(54,231)	$36.45	-	-

Balance at December 31, 2007	9,185,141	$32.37	1,178,188	$42.30
Awards granted (1)	1,436,574	$38.46	524,983	$38.29
Awards exercised/vested (2) (3)	(995,129)	$24.75	(644,131)	$35.99
Awards forfeited	(113,786)	$43.95	(63,029)	$44.87
Awards expired	(39,541)	$35.91	-	-

Balance at December 31, 2008	9,473,259	$33.94	996,011	$44.16

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2008, 2007 and 2006 was $4.08 per share, $6.26 per share and $4.22 per share, respectively.
(2)

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $15.6 million, $13.7 million and $58.0 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $23.9 million, $25.5 million and $28.7 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2008:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$16.05 to $21.40	379,299	1.05	$21.05	379,299	$21.05
$21.41 to $26.75	1,351,459	3.23	$24.24	1,351,459	$24.24
$26.76 to $32.10	4,023,395	4.64	$29.55	4,023,395	$29.55
$32.11 to $37.45	26,802	5.73	$32.57	25,573	$32.46
$37.46 to $42.80	2,786,492	7.79	$40.39	1,332,138	$41.40
$42.81 to $48.15	4,308	7.64	$45.21	3,992	$45.33
$48.16 to $53.50	901,504	7.85	$53.50	406,488	$53.50

$16.05 to $53.50	9,473,259	5.53	$33.94	7,522,344	$31.58

Vested and expected to vest as of December 31, 2008	9,153,483	5.58	$33.68

(1)	The aggregate intrinsic value of both options outstanding and options vested and expected to vest as of December 31, 2008 is $14.9 million.
(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2008 is $14.9 million and 4.8 years, respectively.

Note:     The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $29.82 per share on December 31, 2008 and the strike price of the underlying awards.

As of December 31, 2007 and 2006, 7,000,222 Options (with a weighted average exercise price of $28.45) and 6,567,868 Options (with a weighted average exercise price of $26.87) were exercisable, respectively.

15.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and EQR trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,885,727 Common Shares available for purchase under the ESPP at December 31, 2008. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to the Operating Partnership in exchange for OP Units):

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands except share and per share amounts)

Shares issued	195,961	189,071	213,427
Issuance price ranges	$23.51 – $37.61	$31.38 – $43.17	$35.43 – $43.30
Issuance proceeds	$6,170	$7,165	$7,972

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Operating Partnership, on behalf of the Company, matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company’s contributions over five years. The Operating Partnership recognized an expense in the amount of $3.8 million, $4.2 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Operating Partnership, on behalf of the Company, may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan. The Operating Partnership did not make a contribution for the year ended December 31, 2008 and as such, no expense was recognized. The Operating Partnership recognized an expense of approximately $1.5 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively.

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

16.	Distribution Reinvestment and Share Purchase Plan

On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”). The registration statement was declared effective on November 25, 1997. The remaining shares available for issuance under the 1997 registration lapsed in December 2008.

On December 16, 2008, the Company filed with the SEC a Form S-3 Registration Statement to register 5,000,000 Common Shares under the DRIP Plan. The registration statement was automatically declared effective the same day and expires at the earlier of the date in which all 5,000,000 shares have been issued or December 15, 2011. The Company has 4,999,254 Common Shares available for issuance under the DRIP Plan at December 31, 2008.

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

The Operating Partnership provided asset and property management services to certain related entities for properties not owned by the Operating Partnership. Fees received for providing such services were approximately $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Operating Partnership leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on July 31, 2011. Amounts incurred for such office space for the years ended December 31, 2008, 2007 and 2006, respectively, were approximately $2.9 million, $2.9 million and $2.8 million. The Operating Partnership believes these amounts equal market rates for such rental space.

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

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December 31, 2008. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

The Operating Partnership has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Operating Partnership periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the year ended December 31, 2008, the Operating Partnership recorded additional reserves of approximately $0.3 million for current projects and $3.2 million for various projects sold prior to 2008 and paid approximately $0.6 million in settlements. As a result, the Operating Partnership had total reserves of approximately $10.3 million at December 31, 2008. While no assurances can be given, the Operating Partnership does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Operating Partnership.

As of December 31, 2008, the Operating Partnership has 10 projects totaling 3,568 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Operating Partnership, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project). However, the buy-sell provisions with one partner covering three projects does require the Operating Partnership to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property (in Q1 2009). The ultimate payment to the partner is estimated to approximate $3.0 million.

During the years ended December 31, 2008, 2007 and 2006, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under two ground leases, aggregated $8.3 million, $7.6 million and $6.9 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its former chief operating officer and two former chief executive officers. During the year ended December 31, 2008, the Operating Partnership reduced compensation expense by $0.4 million related to these agreements. During the years ended December 31, 2007 and 2006, the Operating Partnership recognized compensation expense of $0.7 million and $1.1 million, respectively, related to these agreements.

The following table summarizes the Operating Partnership’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2008:

Payments Due by Year (in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total

Operating Leases:
Minimum Rent Payments (a)	$6,047	$5,530	$3,582	$1,273	$1,101	$58,553	$76,086
Other Long-Term Liabilities:
Deferred Compensation (b)	1,456	1,457	2,062	2,062	1,464	11,376	19,877

(a)	Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on ground leases for three properties.
(b)	Estimated payments to EQR’s Chairman, two former CEO’s and its former chief operating officer based on planned retirement dates.

19.	Impairment

During the year ended December 31, 2008, the Operating Partnership recorded approximately $116.4 million of asset impairment charges on land held for development related to five potential development projects that will no longer be pursued. Following the guidance in SFAS No. 144, this charge was the result of an analysis of each parcel’s estimated fair value (determined using internally developed models based on market assumptions and comparable sales data) compared to its current capitalized carrying value, including pursuit costs and management’s decision to reduce the number of planned development projects the Operating Partnership will undertake. In addition, the Operating Partnership incurred impairment losses of $5.7 million, $1.7 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

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

The Operating Partnership’s primary business is owning, managing and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities individually and geographically, and both on a same store and non-same store basis; however, each of our apartment communities generally has similar economic characteristics, residents, products and services. The Operating Partnership’s operating segments have been aggregated by geography in a manner identical to that which is provided to its chief operating decision maker.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the three years ended December 31, 2008, 2007, or 2006.

The primary financial measure for the Operating Partnership’s rental real estate properties is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively, as well as total assets for the years ended December 31, 2008 and 2007, respectively (amounts in thousands):

	Year Ended December 31, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$521,817	$376,141	$379,999	$461,047	$-	$1,739,004
Non-same store/other (2) (3)	91,644	29,891	65,562	52,407	113,981	353,485

Total rental income	613,461	406,032	445,561	513,454	113,981	2,092,489

Operating expenses:
Same store (1)	189,078	129,262	155,625	158,401	-	632,366
Non-same store/other (2) (3)	36,890	12,698	26,847	27,418	100,676	204,529

Total operating expenses	225,968	141,960	182,472	185,819	100,676	836,895

NOI:
Same store (1)	332,739	246,879	224,374	302,646	-	1,106,638
Non-same store/other (2) (3)	54,754	17,193	38,715	24,989	13,305	148,956

Total NOI	$387,493	$264,072	$263,089	$327,635	$13,305	$1,255,594

Total assets	$4,852,278	$2,632,577	$3,028,737	$3,187,144	$2,834,374	$16,535,110

(1)	Same store includes properties owned for all of both 2008 and 2007 which represented 115,051 units.
(2)	Non-same store includes properties acquired after January 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $2.8 million and other corporate operations. Also reflects a $13.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Year Ended December 31, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$502,221	$351,925	$379,978	$451,072	$-	$1,685,196
Non-same store/other (2) (3)	46,641	17,380	48,840	35,448	104,369	252,678

Total rental income	548,862	369,305	428,818	486,520	104,369	1,937,874

Operating expenses:
Same store (1)	184,287	126,161	153,734	154,700	-	618,882
Non-same store/other (2) (3)	22,656	7,222	19,133	19,730	101,111	169,852

Total operating expenses	206,943	133,383	172,867	174,430	101,111	788,734

NOI:
Same store (1)	317,934	225,764	226,244	296,372	-	1,066,314
Non-same store/other (2) (3)	23,985	10,158	29,707	15,718	3,258	82,826

Total NOI	$341,919	$235,922	$255,951	$312,090	$3,258	$1,149,140

Total assets	$4,745,316	$2,703,533	$3,046,598	$3,213,709	$1,980,621	$15,689,777

(1)	Same store includes properties owned for all of both 2008 and 2007 which represented 115,051 units.
(2)	Non-same store includes properties acquired after January 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $4.8 million and other corporate operations. Also reflects a $16.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Year Ended December 31, 2006
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$449,608	$325,512	$354,441	$446,761	$-	$1,576,322
Non-same store/other (2) (3)	51,017	12,421	27,034	27,893	86,144	204,509
Properties sold in 2008 (4)	-	-	-	-	(87,391)	(87,391)

Total rental income	500,625	337,933	381,475	474,654	(1,247)	1,693,440

Operating expenses:
Same store (1)	167,452	122,488	141,590	163,544	-	595,074
Non-same store/other (2) (3)	22,127	4,616	10,777	13,002	92,467	142,989
Properties sold in 2008 (4)	-	-	-	-	(37,296)	(37,296)

Total operating expenses	189,579	127,104	152,367	176,546	55,171	700,767

NOI:
Same store (1)	282,156	203,024	212,851	283,217	-	981,248
Non-same store/other (2) (3)	28,890	7,805	16,257	14,891	(6,323)	61,520
Properties sold in 2008 (4)	-	-	-	-	(50,095)	(50,095)

Total NOI	$311,046	$210,829	$229,108	$298,108	$(56,418)	$992,673

(1)	Same store includes properties owned for all of both 2007 and 2006 which represented 115,857 units.
(2)	Non-same store includes properties acquired after January 1, 2006.
(3)

Other includes ECH, development, condominium conversion overhead of $5.9 million and other corporate operations. Also reflects a $15.8 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

(4)	Reflects discontinued operations for properties sold during 2008.

Note:    Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b)	Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c)	Southeast – Atlanta, Jacksonville, Orlando, Raleigh/Durham, South Florida and Tampa.
(d)	Southwest – Albuquerque, Dallas/Ft. Worth, Inland Empire, Los Angeles, Minneapolis/St. Paul, Orange County, Phoenix, San Diego and Tulsa.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Rental income	$2,092,489	$1,937,874	$1,693,440
Property and maintenance expense	(542,371)	(505,899)	(444,290)
Real estate taxes and insurance expense	(217,461)	(195,359)	(160,299)
Property management expense	(77,063)	(87,476)	(96,178)

Total operating expenses	(836,895)	(788,734)	(700,767)

Net operating income	$1,255,594	$1,149,140	$992,673

21.	Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2008 and through February 5, 2009, the Operating Partnership:

•	Sold three apartment properties consisting of 468 units for $31.9 million (excluding condominium units);
•	Repaid $37.0 million of mortgage loans; and
•

Completed a cash tender offer, accepting for repurchase $105.2 million principal amount of its 4.75% public notes due June 15, 2009 and $185.2 million principal amount of its 6.95% public notes due March 2, 2011.

Other

During the years ended December 31, 2008, 2007 and 2006, the Operating Partnership recognized $0.7 million, $0.3 million and $14.7 million, respectively, of forfeited deposits for various terminated transactions, which are included in interest and other income. In addition, during 2008 and 2007, the Operating Partnership received $1.7 million and $4.1 million, respectively, for the settlement of litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations.

During the years ended December 31, 2008 and 2007, in addition to the amounts discussed below for EQR’s former Chief Financial Officer (“CFO”) and one other former EQR executive vice president, the Operating Partnership recorded approximately $4.3 million and $0.5 million of additional general and administrative expense, respectively, and $0.8 million and $1.6 million of additional property management expense, respectively, related primarily to cash severance for various employees.

During the year ended December 31, 2007, the Operating Partnership entered into resignation/release agreements with EQR’s former CFO and one other former EQR executive vice president. The Operating Partnership recorded approximately $3.4 million of additional general and administrative expense during the year ended December 31, 2007 related to cash severance and accelerated vesting of share options and restricted/performance shares.

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

During the year ended December 31, 2007, the Operating Partnership received $1.2 million related to its 7.075% ownership interest in Wellsford Park Highlands Corporation (“WPHC”), an entity which owns a condominium development in Denver, Colorado. The Operating Partnership recorded a gain of approximately $0.7 million as income from investments in unconsolidated entities and has no further ownership interest in WPHC.

During the year ended December 31, 2006, the Operating Partnership received proceeds from technology and other investments of $4.0 million from the following, both of which were recorded as interest and other income in the accompanying consolidated statements of operations:

•	$3.7 million for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc. and
•	$0.3 million as a partial distribution for its ownership interest in Constellation Real Technologies, LLC.

22.	Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No. 144 and reflect dispositions and/or properties held for sale through December 31, 2008. Amounts are in thousands, except for per OP Unit amounts.

2008	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31

Total revenues (1)	$507,405	$525,601	$536,853	$533,345
Operating income (1)	140,957	162,274	155,825	41,056
Income (loss) from continuing operations (1)	21,560	44,310	37,790	(61,001)
Discontinued operations, net (1)	128,218	96,810	151,747	27,601
Net income (loss) *	149,778	141,120	189,537	(33,400)
Net income (loss) available to OP Units	146,141	137,491	185,905	(37,024)
Earnings per OP Unit – basic:
Net income (loss) available to OP Units	$0.51	$0.48	$0.65	$(0.13)
Weighted average OP Units outstanding	287,079	287,440	287,743	288,251
Earnings per OP Unit – diluted:
Net income (loss) available to OP Units	$0.51	$0.47	$0.64	$(0.13)
Weighted average OP Units outstanding	289,317	290,445	290,795	288,251

(1)

The amounts presented for the first three quarters of 2008 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2008. Below is a reconciliation to the amounts previously reported:

2008	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30

Total revenues previously reported in Form 10-Q	$522,812	$535,525	$538,319
Total revenues subsequently reclassified to discontinued operations	(15,407)	(9,924)	(1,466)

Total revenues disclosed in Form 10-K	$507,405	$525,601	$536,853

Operating income previously reported in Form 10-Q	$146,847	$165,859	$156,570
Operating income subsequently reclassified to discontinued operations	(5,890)	(3,585)	(745)

Operating income disclosed in Form 10-K	$140,957	$162,274	$155,825

Income from continuing operations previously reported in Form 10-Q	$27,546	$47,895	$38,496
Income from continuing operations subsequently reclassified to discontinued operations	(5,986)	(3,585)	(706)

Income from continuing operations disclosed in Form 10-K	$21,560	$44,310	$37,790

Discontinued operations, net previously reported in Form 10-Q	$122,232	$93,225	$151,041
Discontinued operations, net from properties sold subsequent to the respective reporting period	5,986	3,585	706

Discontinued operations, net disclosed in Form 10-K	$128,218	$96,810	$151,747

2007	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31

Total revenues (2)	$460,763	$481,619	$499,658	$505,017
Operating income (2)	116,318	132,946	137,949	151,915
Income from continuing operations (2)	4,690	15,644	16,728	33,871
Discontinued operations, net (2)	129,656	285,187	471,851	97,601
Net income *	134,346	300,831	488,579	131,472
Net income available to OP Units	126,699	293,204	478,115	127,823
Earnings per OP Unit – basic:
Net income available to OP Units	$0.41	$0.97	$1.64	$0.44
Weighted average OP Units outstanding	311,697	303,511	290,977	287,728
Earnings per OP Unit – diluted:
Net income available to OP Units	$0.41	$0.95	$1.62	$0.44
Weighted average OP Units outstanding	311,697	307,631	294,331	290,658

(2)

The amounts presented for the four quarters of 2007 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on December 15, 2008 for each period as a result of changes in discontinued operations due to additional property sales which occurred during the fourth quarter of 2008. Below is a reconciliation to the amounts previously reported:

2007	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31

Total revenues previously reported in December 2008 Form 8-K	$462,557	$483,319	$501,102	$506,460
Total revenues subsequently reclassified to discontinued operations	(1,794)	(1,700)	(1,444)	(1,443)

Total revenues disclosed in Form 10-K	$460,763	$481,619	$499,658	$505,017

Operating income previously reported in December 2008 Form 8-K	$116,289	$133,373	$137,628	$151,959
Operating income subsequently reclassified to discontinued operations	(569)	(530)	(467)	(1,000)
Other	598	103	788	956

Operating income disclosed in Form 10-K	$116,318	$132,946	$137,949	$151,915

Income from continuing operations previously reported in December 2008 Form 8-K	$5,260	$16,177	$17,175	$34,968
Income from continuing operations subsequently reclassified to discontinued operations	(570)	(533)	(447)	(1,097)

Income from continuing operations disclosed in Form 10-K	$4,690	$15,644	$16,728	$33,871

Discontinued operations, net previously reported in December 2008 Form 8-K	$129,086	$284,654	$471,404	$96,504
Discontinued operations, net from properties sold subsequent to the respective reporting period	570	533	447	1,097

Discontinued operations, net disclosed in Form 10-K	$129,656	$285,187	$471,851	$97,601

* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2008 and 2007. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2008

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances

Wholly Owned Unencumbered	303	78,813	$10,680,108,067	$(2,211,404,675)	$8,468,703,392	$-
Wholly Owned Encumbered	174	48,189	6,316,596,571	(1,223,300,257)	5,093,296,314	2,114,902,657
Portfolio/Entity Encumbrances (1)	-	-	-	-	-	1,884,355,798

Wholly Owned Properties	477	127,002	16,996,704,638	(3,434,704,932)	13,561,999,706	3,999,258,455

Partially Owned Unencumbered	1	339	179,608,076	(9,342,384)	170,265,692	-
Partially Owned Encumbered	27	5,418	1,513,926,137	(117,252,852)	1,396,673,285	1,037,671,184

Partially Owned Properties	28	5,757	1,693,534,213	(126,595,236)	1,566,938,977	1,037,671,184

Total Unencumbered Properties	304	79,152	10,859,716,143	(2,220,747,059)	8,638,969,084	-
Total Encumbered Properties	201	53,607	7,830,522,708	(1,340,553,109)	6,489,969,599	5,036,929,639

Total Consolidated Investment in Real Estate	505	132,759	$18,690,238,851	$(3,561,300,168)	$15,128,938,683	$5,036,929,639

(1) See attached Encumbrances Reconciliation.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2008

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount

EQR-Bond Partnership	10	I	$88,189,000
EQR-Codelle, LP	8*	J	110,106,335
EQR-FANCAP 2000A LP	8*	K	148,333,000
EQR-Fankey 2004 Ltd. Pship	4	L	221,589,463
EQR-Fanwell 2007 LP	7	M	223,138,000
EQR-Wellfan 2008 LP	15	N	550,000,000
EQR-SOMBRA 2008 LP	18*	O	543,000,000

Portfolio/Entity Encumbrances	70		1,884,355,798

Individual Property Encumbrances			3,152,573,841

Total Encumbrances per Financial Statements			$5,036,929,639

* Collateral also includes letters of credit supported by the Company’s revolving credit facility.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance, beginning of year	$18,333,350	$17,235,175	$16,590,370
Acquisitions and development	995,026	2,456,495	2,252,039
Improvements	172,165	260,371	265,832
Dispositions and other	(810,302)	(1,618,691)	(1,873,066)

Balance, end of year	$18,690,239	$18,333,350	$17,235,175

The changes in accumulated depreciation for the years ended December 31, 2008, 2007, and 2006 are as follows:
	2008	2007	2006

Balance, beginning of year	$3,170,125	$3,022,480	$2,888,140
Depreciation	602,908	616,414	592,637
Dispositions and other	(211,733)	(468,769)	(458,297)

Balance, end of year	$3,561,300	$3,170,125	$3,022,480

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encumbrances

ERPOP Wholly Owned Unencumbered:
1210 Mass	Washington, D.C. (G)	2004	144	$9,213,512	$36,559,189	$-	$153,329	$9,213,512	$36,712,518	$45,926,030	$(5,067,866)	$40,858,165	$-
1660 Peachtree	Atlanta, GA	1999	355	7,924,126	23,602,563	-	1,712,518	7,924,126	25,315,081	33,239,207	(5,129,965)	28,109,242	-
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	-	4,937,617	796,800	12,111,342	12,908,142	(6,946,085)	5,962,057	-
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	113,763,785	-	508,240	30,006,593	114,272,025	144,278,618	(12,469,372)	131,809,247	-
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,984	-	1,651,277	39,277,000	24,678,261	63,955,261	(3,295,856)	60,659,405	-
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	-	118,083	32,852,000	43,258,634	76,110,634	(6,046,770)	70,063,863	-
70 Greene	Jersey City, NJ	(F)	-	28,170,659	167,955,344	-	-	28,170,659	167,955,344	196,126,003	-	196,126,003	-
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	-	1,207,324	22,611,600	78,699,495	101,311,095	(12,305,450)	89,005,645	-
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	-	2,195,843	553,105	5,893,239	6,446,344	(2,043,182)	4,403,163	-
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	-	2,280,640	3,663,473	23,453,026	27,116,499	(9,338,430)	17,778,069	-
Agliano	Tampa, FL	(F)	-	5,000,000	-	-	-	5,000,000	-	5,000,000	-	5,000,000	-
Arrington Place Condominium Homes, LLC	Issaquah, WA	1988	63	2,858,404	7,055,079	-	2,297,065	2,858,404	9,352,144	12,210,548	-	12,210,548	-
Ashley Park at Brier Creek	Raleigh, NC	2002	374	5,610,000	31,467,489	-	2,062,154	5,610,000	33,529,643	39,139,643	(5,693,533)	33,446,110	-
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	-	5,355,182	2,594,264	38,397,579	40,991,843	(15,506,897)	25,484,946	-
Aspen Crossing	Silver Spring, MD	1979	192	2,880,000	8,551,377	-	2,978,084	2,880,000	11,529,462	14,409,462	(4,897,777)	9,511,684	-
Audubon Village	Tampa, FL	1990	447	3,576,000	26,121,909	-	2,920,077	3,576,000	29,041,985	32,617,985	(10,788,907)	21,829,079	-
Autumn River	Raleigh, NC	2002	284	3,408,000	20,890,457	-	866,640	3,408,000	21,757,096	25,165,096	(4,551,675)	20,613,422	-
Auvers Village	Orlando, FL	1991	480	3,838,927	29,322,243	-	5,499,427	3,838,927	34,821,670	38,660,597	(12,822,706)	25,837,891	-
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	-	618,454	5,000,000	18,403,842	23,403,842	(3,030,994)	20,372,847	-
Avon Place	Avon, CT	1973	163	1,788,943	12,440,003	-	1,390,965	1,788,943	13,830,968	15,619,911	(4,090,688)	11,529,223	-
Azure Creek	Phoenix, AZ	2001	160	8,778,000	17,840,790	-	594,260	8,778,000	18,435,051	27,213,051	(2,761,366)	24,451,685	-
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	-	2,344,835	6,990,000	18,085,660	25,075,660	(3,368,801)	21,706,859	-
Bay Ridge	San Pedro, CA	1987	60	2,401,300	2,176,963	-	705,068	2,401,300	2,882,032	5,283,332	(1,329,734)	3,953,598	-
Bayside at the Islands	Gilbert, AZ	1989	272	3,306,484	15,573,006	-	2,504,474	3,306,484	18,077,480	21,383,964	(7,536,121)	13,847,843	-
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	-	3,207,452	2,978,879	23,848,785	26,827,664	(9,313,554)	17,514,110	-
Bella Vista Apartments at Boca del Mar	Boca Raton, FL	1985	392	11,760,000	20,190,252	-	8,219,963	11,760,000	28,410,215	40,170,215	(9,753,092)	30,417,124	-
Bella Vista I, II, III Combined	Woodland Hills, CA	2003-2007	579	31,682,754	121,068,370	-	987,809	31,682,754	122,056,179	153,738,933	(15,009,651)	138,729,282	-
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	-	(5,541)	63,158	243,387	306,545	-	306,545	-
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	-	3,833,002	4,507,100	16,407,816	20,914,916	(5,737,411)	15,177,505	-
Beneva Place	Sarasota, FL	1986	192	1,344,000	9,665,447	-	1,523,021	1,344,000	11,188,468	12,532,468	(4,306,341)	8,226,127	-
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	-	4,076,735	1,503,000	23,638,631	25,141,631	(9,157,733)	15,983,898	-
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	-	3,190,324	2,592,000	21,180,760	23,772,760	(8,625,382)	15,147,378	-
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	-	457,064	401,091	3,138,274	3,539,365	(1,017,170)	2,522,195	-
Brentwood	Vancouver, WA	1990	296	1,357,221	12,202,521	-	2,420,695	1,357,221	14,623,216	15,980,438	(7,424,760)	8,555,678	-
Bridford Lakes II	Greensboro, NC	(F)	-	1,100,564	792,509	-	-	1,100,564	792,509	1,893,073	-	1,893,073	-
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	-	1,678,270	2,160,000	15,025,818	17,185,818	(5,269,173)	11,916,646	-
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	-	785,665	3,600,400	10,996,824	14,597,224	(4,199,023)	10,398,201	-
Brookside II (MD)	Frederick, MD	1979	204	2,450,800	6,913,202	-	2,286,724	2,450,800	9,199,927	11,650,727	(4,035,109)	7,615,618	-
Brooksyde Apts	West Hartford, CT	1945	80	594,711	3,975,523	-	574,724	594,711	4,550,246	5,144,957	(1,460,762)	3,684,195	-
Cambridge Estates	Norwich, CT	1977	92	588,206	3,945,265	-	556,023	588,206	4,501,287	5,089,493	(1,442,358)	3,647,135	-
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	-	5,116,214	1,924,900	22,440,807	24,365,707	(12,225,789)	12,139,918	-
Canyon Crest	Santa Clarita, CA	1993	158	2,370,000	10,141,878	-	2,042,078	2,370,000	12,183,956	14,553,956	(4,425,890)	10,128,067	-
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,064	-	1,553,475	4,869,448	13,508,539	18,377,987	(5,430,932)	12,947,055	-
Carlyle	Dallas, TX	1993	180	1,890,000	14,155,000	-	922,841	1,890,000	15,077,841	16,967,841	(3,507,110)	13,460,731	-
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,367,913	-	3,324,534	10,000,000	54,692,448	64,692,448	(11,248,531)	53,443,917	-
Casa Capricorn	San Diego, CA	1981	192	1,262,700	11,365,093	-	3,158,945	1,262,700	14,524,038	15,786,738	(6,635,341)	9,151,397	-
Casa Ruiz	San Diego, CA	1976-1986	196	3,922,400	9,389,153	-	3,094,434	3,922,400	12,483,588	16,405,988	(5,459,641)	10,946,346	-
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	-	4,916,100	3,603,400	24,573,654	28,177,054	(10,403,738)	17,773,316	-
Center Pointe	Beaverton, OR	1996	264	3,421,535	15,708,853	-	2,387,768	3,421,535	18,096,621	21,518,156	(5,479,396)	16,038,759	-
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	-	2,123,845	5,616,000	25,609,736	31,225,736	(7,815,929)	23,409,807	-
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	-	402,209	1,820,000	9,931,106	11,751,106	(2,430,671)	9,320,435	-
Chandler Court	Chandler, AZ	1987	316	1,353,100	12,175,173	-	3,938,495	1,353,100	16,113,668	17,466,768	(7,984,448)	9,482,319	-
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	-	1,586,741	1,818,000	26,076,412	27,894,412	(9,450,923)	18,443,489	-
Chesapeake Glen Apts (fka Greentree I, II & III)	Glen Burnie, MD	1973	796	8,993,411	27,301,052	-	19,583,304	8,993,411	46,884,356	55,877,767	(16,477,188)	39,400,579	-
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	-	1,182,619	756,300	7,989,254	8,745,554	(3,577,172)	5,168,382	-
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	-	1,490,455	2,044,000	13,857,287	15,901,287	(5,385,880)	10,515,407	-
Chinatown Gateway	Los Angeles, CA	(F)	-	14,791,831	9,684,936	-	-	14,791,831	9,684,936	24,476,767	-	24,476,767	-
Citrus Falls	Tampa, FL	2003	273	8,190,000	28,894,280	-	211,240	8,190,000	29,105,520	37,295,520	(2,760,260)	34,535,259	-
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,992,718	-	987,157	6,440,800	20,979,875	27,420,675	(3,423,445)	23,997,230	-
Clarion	Decatur, GA	1990	217	1,504,300	13,537,919	-	1,808,154	1,504,300	15,346,074	16,850,374	(6,301,194)	10,549,179	-
Clarys Crossing	Columbia, MD	1984	198	891,000	15,489,721	-	1,820,082	891,000	17,309,803	18,200,803	(6,663,776)	11,537,027	-
Cleo, The	Los Angeles, CA	1989	92	6,615,467	14,825,495	-	3,428,877	6,615,467	18,254,372	24,869,839	(1,221,812)	23,648,028	-
Club at the Green	Beaverton, OR	1991	254	2,030,950	12,616,747	-	2,166,457	2,030,950	14,783,204	16,814,154	(6,660,636)	10,153,518	-
Coachlight Village	Agawam, MA	1967	88	501,726	3,353,933	-	317,416	501,726	3,671,349	4,173,075	(1,182,613)	2,990,462	-
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	-	2,019,630	3,001,700	19,698,558	22,700,258	(7,690,873)	15,009,386	-
Colonial Village	Plainville, CT	1968	104	693,575	4,636,410	-	786,805	693,575	5,423,215	6,116,790	(1,805,630)	4,311,160	-
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	-	2,050,545	2,028,939	14,516,673	16,545,612	(6,090,460)	10,455,152	-
Country Gables	Beaverton, OR	1991	288	1,580,500	14,215,444	-	3,156,104	1,580,500	17,371,548	18,952,048	(7,996,586)	10,955,461	-
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,590,391	-	1,641,016	12,600,000	33,231,407	45,831,407	(5,715,223)	40,116,184	-
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	-	-	14,800,000	37,874,719	52,674,719	(6,392,520)	46,282,198	-
Cove at Fishers Landing	Vancouver, WA	1993	253	2,277,000	15,656,887	-	959,161	2,277,000	16,616,048	18,893,048	(4,472,049)	14,420,999	-
Creekside Village	Mountlake Terrace, WA	1987	512	2,807,600	25,270,594	-	4,024,584	2,807,600	29,295,178	32,102,778	(15,078,709)	17,024,070	-
Crosswinds	St. Petersburg, FL	1986	208	1,561,200	5,756,822	-	1,832,347	1,561,200	7,589,169	9,150,369	(3,551,498)	5,598,871	-
Crowntree Lakes	Orlando, FL	2008	352	12,009,630	44,670,029	-	15,829	12,009,630	44,685,857	56,695,487	(996,404)	55,699,083	-
Crystal Village	Attleboro, MA	1974	91	1,369,000	4,989,028	-	2,480,460	1,369,000	7,469,488	8,838,488	(3,343,589)	5,494,899	-
Cypress Lake at Waterford	Orlando, FL	2001	316	7,000,000	27,654,816	-	1,075,057	7,000,000	28,729,873	35,729,873	(5,679,621)	30,050,252	-
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	-	1,517,738	1,609,800	12,350,492	13,960,292	(5,457,099)	8,503,193	-
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	-	585,906	498,080	3,915,466	4,413,546	(1,312,622)	3,100,924	-
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	-	1,864,856	2,966,400	12,435,067	15,401,467	(4,785,594)	10,615,873	-
Desert Homes	Phoenix, AZ	1982	412	1,481,050	13,390,249	-	4,099,871	1,481,050	17,490,120	18,971,170	(8,730,173)	10,240,997	-
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	-	4,204,489	1,808,900	20,478,850	22,287,750	(8,547,706)	13,740,044	-

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encumbrances
Ellipse at Government Center	Fairfax, VA	1989	404	19,433,000	56,816,266	-	946,154	19,433,000	57,762,420	77,195,420	(2,741,397)	74,454,023	-
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	-	13,880,196	14,855,000	71,446,832	86,301,832	(30,704,352)	55,597,480	-
Enclave at Lake Underhill	Orlando, FL	1989	312	9,359,750	29,539,650	-	1,090,893	9,359,750	30,630,543	39,990,293	(3,978,304)	36,011,988	-
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,576	-	707,033	15,000,000	33,901,609	48,901,609	(4,583,694)	44,317,915	-
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	-	1,529,034	5,560,000	21,468,358	27,028,358	(5,758,816)	21,269,542	-
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	-	1,190,860	1,500,192	20,472,258	21,972,450	(7,972,785)	13,999,665	-
Estates at Phipps	Atlanta, GA	1996	234	9,360,000	29,705,236	-	3,376,190	9,360,000	33,081,426	42,441,426	(5,857,411)	36,584,015	-
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	-	962,255	20,000,000	65,753,105	85,753,105	(9,092,626)	76,660,479	-
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	-	4,492,852	6,510,200	44,182,972	50,693,172	(16,234,319)	34,458,854	-
Fairland Gardens	Silver Spring, MD	1981	400	6,000,000	19,972,183	-	5,427,590	6,000,000	25,399,773	31,399,773	(10,104,346)	21,295,428	-
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	-	1,591,671	1,370,843	10,755,475	12,126,318	(3,298,996)	8,827,322	-
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	-	1,061,074	1,129,018	8,608,330	9,737,348	(2,688,901)	7,048,447	-
Fox Run (WA)	Federal Way, WA	1988	144	639,700	5,765,018	-	1,509,614	639,700	7,274,632	7,914,332	(3,871,952)	4,042,379	-
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	-	53,086	80,000	1,339,225	1,419,225	(298,159)	1,121,067	-
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	-	44,601,000	-	2,145,244	-	46,746,244	46,746,244	(8,898,994)	37,847,249	-
Gallery, The	Hermosa Beach,CA	1971	168	18,144,000	46,565,936	-	1,557,382	18,144,000	48,123,318	66,267,318	(5,336,507)	60,930,810	-
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	-	2,813,255	1,896,600	19,884,049	21,780,649	(8,718,891)	13,061,759	-
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	-	3,574,818	2,228,200	23,631,088	25,859,288	(10,278,674)	15,580,614	-
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	-	4,004,123	2,306,100	16,068,138	18,374,238	(5,845,429)	12,528,809	-
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	-	2,342,791	6,796,511	22,592,183	29,388,694	(4,965,724)	24,422,970	-
Glastonbury Center	Glastonbury, CT	1962	105	852,606	5,699,497	-	618,634	852,606	6,318,131	7,170,737	(2,030,196)	5,140,541	-
Governors Green	Bowie, MD	1999	478	19,845,000	73,335,916	-	142,032	19,845,000	73,477,948	93,322,948	(3,653,338)	89,669,610	-
Greenfield Village	Rocky Hill, CT	1965	151	911,534	6,093,418	-	565,622	911,534	6,659,041	7,570,575	(2,122,675)	5,447,900	-
Hamilton Villas	Beverly Hills, CA	1990	35	7,772,000	16,864,269	-	859,091	7,772,000	17,723,361	25,495,361	(554,827)	24,940,534	-
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	-	2,684,422	319,180	15,197,889	15,517,069	(8,318,371)	7,198,698	-
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	-	1,468,167	1,119,200	11,544,011	12,663,211	(5,056,450)	7,606,762	-
Harborview	San Pedro, CA	1985	160	6,402,500	12,627,347	-	1,841,855	6,402,500	14,469,202	20,871,702	(6,333,885)	14,537,816	-
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	-	5,771,097	2,512,500	28,383,009	30,895,509	(13,202,113)	17,693,396	-
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	-	310,857	6,895,000	19,294,454	26,189,454	(2,957,954)	23,231,500	-
Heritage, The	Phoenix, AZ	1995	204	1,209,705	13,136,903	-	1,126,835	1,209,705	14,263,738	15,473,443	(5,697,485)	9,775,959	-
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	-	1,678,985	1,546,700	9,453,661	11,000,361	(4,239,127)	6,761,234	-
Hidden Oaks	Cary, NC	1988	216	1,178,600	10,614,135	-	2,314,877	1,178,600	12,929,012	14,107,612	(5,770,894)	8,336,718	-
Hidden Palms	Tampa, FL	1986	256	2,049,600	6,345,885	-	2,134,318	2,049,600	8,480,203	10,529,803	(4,085,678)	6,444,124	-
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	-	1,933,142	2,229,095	18,761,295	20,990,390	(5,399,950)	15,590,440	-
Highland Glen II	Westwood, MA	2007	102	-	19,867,994	-	38,332	-	19,906,326	19,906,326	(1,169,727)	18,736,599	-
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	-	2,555,577	11,823,840	34,546,547	46,370,387	(4,422,583)	41,947,803	-
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,976	-	645,309	23,420,000	70,732,284	94,152,284	(11,243,156)	82,909,128	-
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,143,042	-	462,448	5,148,500	41,605,490	46,753,990	(7,304,690)	39,449,300	-
Hunt Club II	Charlotte, NC	(F)	-	100,000	-	-	-	100,000	-	100,000	-	100,000	-
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	-	3,162,525	1,597,500	17,530,389	19,127,889	(9,320,189)	9,807,699	-
Indian Bend	Scottsdale, AZ	1973	277	1,075,700	9,800,330	-	2,845,483	1,075,700	12,645,813	13,721,513	(7,092,138)	6,629,375	-
Iron Horse Park	Pleasant Hill, CA	1973	252	15,000,000	24,335,549	-	6,794,454	15,000,000	31,130,002	46,130,002	(4,198,432)	41,931,571	-
Ivy Place	Atlanta, GA	1978	122	802,950	7,228,257	-	1,958,504	802,950	9,186,761	9,989,711	(4,378,068)	5,611,643	-
Kempton Downs	Gresham, OR	1990	278	1,217,349	10,943,372	-	2,492,331	1,217,349	13,435,703	14,653,052	(6,964,228)	7,688,824	-
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,662,883	-	548,795	14,100,000	25,211,678	39,311,678	(2,898,702)	36,412,977	-
Key Isle at Windermere	Ocoee, FL	2000	282	8,460,000	31,761,470	-	895,702	8,460,000	32,657,172	41,117,172	(3,796,924)	37,320,249	-
Key Isle at Windermere II	Ocoee, FL	2008	165	3,306,286	24,518,756	-	8,817	3,306,286	24,527,573	27,833,859	(224,734)	27,609,125	-
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	-	1,786,380	19,200,000	50,165,966	69,365,966	(7,229,691)	62,136,275	-
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	-	10,493,222	28,895,200	106,061,165	134,956,365	(43,193,153)	91,763,212	-
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	-	1,896,913	6,000,000	49,346,266	55,346,266	(12,469,214)	42,877,052	-
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	-	2,565,383	13,642,420	32,272,857	45,915,277	(6,399,603)	39,515,674	-
Lake Buena Vista Combined	Orlando, FL	2000/2002	672	23,520,000	75,068,206	-	3,127,959	23,520,000	78,196,165	101,716,165	(10,851,645)	90,864,520	-
Lakes at Vinings	Atlanta, GA	1972/1975	464	6,498,000	21,832,252	-	3,576,176	6,498,000	25,408,428	31,906,428	(10,210,483)	21,695,945	-
Lakeville Resort	Petaluma, CA	1984	492	2,736,500	24,610,651	-	5,013,485	2,736,500	29,624,136	32,360,636	(13,619,118)	18,741,518	-
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,531,094	-	4,164,768	17,900,000	28,695,862	46,595,862	(3,958,551)	42,637,310	-

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encumbrances
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	-	5,915,044	27,246,045	43,656,093	70,902,138	(11,540,765)	59,361,374	-
Las Colinas at Black Canyon	Phoenix, AZ	2008	304	9,000,000	35,916,739	-	1,561	9,000,000	35,918,299	44,918,299	(154,546)	44,763,753	-
Laurel Ridge	Chapel Hill, NC	1975	160	160,000	3,206,076	-	4,091,065	160,000	7,297,141	7,457,141	(5,511,865)	1,945,277	-
Laurel Ridge II	Chapel Hill, NC	(F)	-	22,551	-	-	-	22,551	-	22,551	-	22,551	-
Legends at Preston	Morrisville, NC	2000	382	3,055,906	27,150,092	-	1,080,148	3,055,906	28,230,241	31,286,147	(8,485,769)	22,800,378	-
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	-	2,176,406	3,521,900	25,064,711	28,586,611	(9,193,367)	19,393,245	-
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	-	2,205,556	2,016,000	14,552,282	16,568,282	(5,838,903)	10,729,379	-
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,111	-	1,544,321	5,977,504	28,293,431	34,270,935	(6,313,350)	27,957,585	-
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	-	3,064,410	3,050,133	30,056,100	33,106,233	(12,148,158)	20,958,075	-
Lofton Place	Tampa, FL	1988	280	2,240,000	16,679,214	-	2,646,895	2,240,000	19,326,109	21,566,109	(7,509,246)	14,056,862	-
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	183,940,619	-	36,399,079	53,164,160	220,339,697	273,503,857	(78,881,773)	194,622,084	-
Loomis Manor	West Hartford, CT	1948	43	422,350	2,823,326	-	375,223	422,350	3,198,549	3,620,899	(1,043,093)	2,577,806	-
Madison at Cedar Springs	Dallas, TX	1995	380	2,470,000	33,194,620	-	3,423,060	2,470,000	36,617,680	39,087,680	(12,884,379)	26,203,301	-
Madison at Chase Oaks	Plano, TX	1995	470	3,055,000	28,932,885	-	2,242,678	3,055,000	31,175,563	34,230,563	(11,588,152)	22,642,411	-
Madison on Melrose	Richardson, TX	1995	200	1,300,000	15,096,551	-	981,925	1,300,000	16,078,476	17,378,476	(5,900,043)	11,478,433	-
Magnolia at Whitlock	Marietta, GA	1971	152	132,979	1,526,005	-	3,900,098	132,979	5,426,103	5,559,082	(4,233,767)	1,325,315	-
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	-	2,941,744	1,861,200	19,686,695	21,547,895	(7,955,327)	13,592,568	-
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	-	2,465,423	6,888,500	24,070,007	30,958,507	(10,019,811)	20,938,695	-
Martha Lake	Lynnwood, WA	1991	155	821,200	7,405,070	-	1,702,708	821,200	9,107,779	9,928,979	(4,150,837)	5,778,142	-
Martine, The	Bellevue, WA	1984	67	3,200,000	9,616,264	-	1,715,528	3,200,000	11,331,792	14,531,792	(503,508)	14,028,284	-
Meadow Ridge	Norwich, CT	1987	120	747,957	4,999,937	-	658,425	747,957	5,658,362	6,406,319	(1,760,359)	4,645,959	-
Merrill Creek	Lakewood, WA	1994	149	814,200	7,330,606	-	933,970	814,200	8,264,575	9,078,775	(3,508,071)	5,570,704	-
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	-	1,763,176	12,858,693	58,931,679	71,790,372	(12,911,817)	58,878,555	-
Mira Flores	Palm Beach Gardens, FL	1996	352	7,039,313	22,515,299	-	1,514,605	7,039,313	24,029,904	31,069,217	(6,535,956)	24,533,261	-
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,487,235	-	918,987	17,200,000	52,406,222	69,606,222	(6,189,253)	63,416,969	-
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	-	2,233,969	2,432,000	23,857,529	26,289,529	(8,926,315)	17,363,215	-
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,679,109	-	2,918,055	5,190,700	12,597,163	17,787,863	(4,128,005)	13,659,859	-
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	-	167,335	2,800,000	13,422,458	16,222,458	(2,227,664)	13,994,794	-
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	-	1,429,896	670,470	14,037,872	14,708,342	(5,637,856)	9,070,487	-
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	-	7,280,336	3,966,500	43,095,331	47,061,831	(16,962,856)	30,098,975	-
New River Cove	Davie, FL	1999	316	15,800,000	46,142,895	-	572,012	15,800,000	46,714,907	62,514,907	(5,693,865)	56,821,042	-
Northampton 2	Largo, MD	1988	276	1,513,500	14,246,990	-	3,165,558	1,513,500	17,412,548	18,926,048	(9,046,964)	9,879,084	-
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	-	9,658,581	15,000,000	32,800,883	47,800,883	(5,820,861)	41,980,022	-
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	-	5,887,075	5,527,800	20,578,779	26,106,579	(7,292,900)	18,813,679	-
Northwoods Village	Cary, NC	1986	228	1,369,700	11,460,337	-	2,446,290	1,369,700	13,906,627	15,276,327	(6,178,357)	9,097,969	-
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	-	2,841,836	20,240,000	22,994,452	43,234,452	(3,168,456)	40,065,996	-
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	-	1,783,735	5,111,200	13,694,173	18,805,373	(5,281,964)	13,523,409	-
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	-	2,949,241	2,838,749	28,494,249	31,332,998	(11,254,710)	20,078,288	-
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,376,841	-	1,742,451	14,752,034	75,119,292	89,871,326	(14,120,591)	75,750,735	-
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	-	967,317	480,600	5,339,350	5,819,950	(2,859,809)	2,960,140	-
Overlook Manor	Frederick, MD	1980/1985	108	1,299,100	3,930,931	-	1,896,555	1,299,100	5,827,486	7,126,586	(2,630,819)	4,495,767	-
Overlook Manor II	Frederick, MD	1980/1985	182	2,186,300	6,262,597	-	925,108	2,186,300	7,187,705	9,374,005	(2,842,274)	6,531,731	-
Paces Station	Atlanta, GA	1984-1989	610	4,801,500	32,548,053	-	7,211,810	4,801,500	39,759,862	44,561,362	(17,469,546)	27,091,816	-
Palladia	Hillsboro, OR	2000	497	6,461,000	44,888,156	-	1,010,712	6,461,000	45,898,868	52,359,868	(12,513,923)	39,845,945	-
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,793,432	-	1,503,979	38,400,000	107,297,411	145,697,411	(12,958,097)	132,739,314	-
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	-	1,663,857	1,055,800	11,169,974	12,225,774	(5,007,541)	7,218,233	-
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,679	-	2,950,422	40,504,000	20,976,101	61,480,101	(2,291,575)	59,188,526	-
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,856,337	-	3,136,926	37,600,000	12,993,263	50,593,263	(1,664,239)	48,929,024	-
Parc Coliseum	New York, NY (G)	1910	176	52,654,000	23,046,491	-	4,872,460	52,654,000	27,918,951	80,572,951	(2,861,468)	77,711,483	-
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	-	759,832	15,420,000	36,824,461	52,244,461	(5,702,550)	46,541,911	-
Park Bloomingdale Condominium Homes	Bloomingdale, IL	1989	1	16,824	84,873	-	(5,998)	16,824	78,876	95,700	(30,281)	65,418	-
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	-	5,035,591	3,033,500	32,337,973	35,371,473	(15,297,564)	20,073,909	-
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	-	2,995,961	6,246,700	14,823,414	21,070,114	(6,507,886)	14,562,228	-
Parkview Terrace	Redlands, CA	1986	558	4,969,200	35,653,777	-	10,891,594	4,969,200	46,545,371	51,514,571	(17,785,589)	33,728,983	-
Parkwood (CT)	East Haven, CT	1975	102	531,365	3,552,064	-	598,636	531,365	4,150,700	4,682,065	(1,354,495)	3,327,570	-
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	-	897,230	816,922	6,358,185	7,175,107	(1,894,250)	5,280,857	-
Pine Harbour	Orlando, FL	1991	366	1,664,300	14,970,915	-	3,094,321	1,664,300	18,065,236	19,729,536	(9,773,709)	9,955,827	-
Playa Pacifica	Hermosa Beach,CA	1972	285	35,100,000	33,473,822	-	6,909,421	35,100,000	40,383,243	75,483,243	(5,967,484)	69,515,760	-
Pointe at South Mountain	Phoenix, AZ	1988	364	2,228,800	20,059,311	-	2,853,508	2,228,800	22,912,819	25,141,619	(10,000,243)	15,141,375	-
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	-	1,849,288	1,386,000	20,907,908	22,293,908	(7,927,391)	14,366,517	-
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	-	5,848,428	1,754,200	21,638,301	23,392,501	(10,350,615)	13,041,886	-
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	-	3,710,685	1,022,200	12,913,851	13,936,051	(5,770,701)	8,165,350	-
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	-	6,940,198	7,454,900	21,666,000	29,120,900	(8,994,903)	20,125,997	-
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	-	1,580,115	3,572,400	16,241,109	19,813,509	(6,552,370)	13,261,139	-
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	-	9,156,163	22,487,006	105,999,076	128,486,083	(38,807,012)	89,679,071	-
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	-	2,135,641	13,500,000	62,146,849	75,646,849	(12,044,500)	63,602,349	-
Prime, The	Arlington, VA	2002	256	32,000,000	64,451,521	-	493,169	32,000,000	64,944,690	96,944,690	(6,621,385)	90,323,305	-
Promenade (FL)	St. Petersburg, FL	1994	334	2,124,193	25,804,037	-	3,555,540	2,124,193	29,359,577	31,483,770	(11,252,866)	20,230,904	-
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	-	2,603,391	13,320,000	32,957,139	46,277,139	(9,521,390)	36,755,749	-
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	-	1,120,868	14,700,000	36,511,146	51,211,146	(7,360,800)	43,850,347	-
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	-	1,631,879	6,640,000	28,375,639	35,015,639	(8,686,258)	26,329,381	-
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	-	3,406,130	2,355,509	33,827,970	36,183,479	(13,684,094)	22,499,385	-
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	27,966,416	-	2,635,344	3,926,600	30,601,760	34,528,360	(12,389,125)	22,139,235	-
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	33,104,733	-	1,295,293	4,500,000	34,400,026	38,900,026	(8,252,384)	30,647,642	-
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	-	11,034,409	4,670,850	53,115,051	57,785,901	(26,828,342)	30,957,559	-
Redlands Lawn and Tennis	Redlands, CA	1986	496	4,822,320	26,359,328	-	3,964,585	4,822,320	30,323,913	35,146,233	(12,404,888)	22,741,346	-
Redmond Ridge	Redmond, WA	2008	321	6,975,705	45,932,828	-	17,148	6,975,705	45,949,976	52,925,681	(1,067,063)	51,858,618	-
Redmond Way	Redmond , WA	(F)	-	15,546,376	6,887,326	-	-	15,546,376	6,887,326	22,433,702	-	22,433,702	-
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	-	3,400,718	1,857,400	20,113,972	21,971,372	(9,788,393)	12,182,979	-
Regency Park	Centreville, VA	1989	252	2,521,500	16,200,666	-	7,541,759	2,521,500	23,742,424	26,263,924	(8,989,214)	17,274,710	-
Remington Place	Phoenix, AZ	1983	412	1,492,750	13,377,478	-	4,040,994	1,492,750	17,418,472	18,911,222	(8,833,505)	10,077,717	-
Reserve at Town Center	Loudon, VA	2002	290	3,144,056	27,669,121	-	564,594	3,144,056	28,233,715	31,377,770	(5,399,555)	25,978,215	-
Reserve at Town Center II (WA)	Mill Creek, WA	(F)	-	4,310,417	5,013,621	-	-	4,310,417	5,013,621	9,324,039	-	9,324,039	-
Residences at Little River	Haverhill, MA	2003	174	6,905,138	19,172,747	-	384,973	6,905,138	19,557,720	26,462,858	(4,024,922)	22,437,936	-
Ribbon Mill	Manchester, CT	1908	104	787,929	5,267,144	-	556,668	787,929	5,823,812	6,611,741	(1,850,563)	4,761,178	-
Ridgewood Village I&II	San Diego, CA	1997	408	11,809,500	34,004,048	-	1,409,420	11,809,500	35,413,468	47,222,968	(11,457,452)	35,765,515	-
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	-	2,290,978	3,325,517	24,864,804	28,190,320	(7,573,864)	20,616,457	-
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	-	1,630,134	2,300,000	9,036,864	11,336,864	(3,425,839)	7,911,026	-
Rock Creek	Carrboro, NC	1986	188	895,700	8,062,543	-	2,028,944	895,700	10,091,486	10,987,186	(4,802,339)	6,184,847	-
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	-	798,043	5,460,000	16,519,613	21,979,613	(5,395,975)	16,583,638	-
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	-	2,673,120	1,988,000	16,318,238	18,306,238	(6,191,023)	12,115,215	-
Sabal Palm at Boot Ranch	Palm Harbor, FL	1996	432	3,888,000	28,923,692	-	2,735,717	3,888,000	31,659,409	35,547,409	(11,768,078)	23,779,331	-
Sabal Palm at Carrollwood Place	Tampa, FL	1995	432	3,888,000	26,911,542	-	2,232,195	3,888,000	29,143,738	33,031,738	(10,668,948)	22,362,790	-
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	-	2,710,931	2,800,000	26,398,824	29,198,824	(10,017,094)	19,181,730	-
Sabal Palm at Metrowest	Orlando, FL	1998	411	4,110,000	38,394,865	-	3,150,584	4,110,000	41,545,449	45,655,449	(15,215,912)	30,439,537	-
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	-	2,154,784	4,560,000	36,062,067	40,622,067	(13,073,389)	27,548,678	-
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	-	3,384,553	1,951,600	20,955,061	22,906,661	(9,685,458)	13,221,203	-
Saddle Ridge	Ashburn, VA	1989	216	1,364,800	12,283,616	-	1,873,416	1,364,800	14,157,033	15,521,833	(6,790,014)	8,731,819	-
Sage Condominium Homes, LLC	Everett, WA	2002	123	2,500,000	12,021,256	-	328,641	2,500,000	12,349,897	14,849,897	(1,114,232)	13,735,665	-
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,114,542	-	2,438,417	7,696,095	36,552,960	44,249,054	(7,216,220)	37,032,834	-
Savoy III	Aurora, CO	(F)	-	659,165	1,880,695	-	-	659,165	1,880,695	2,539,861	-	2,539,861	-
Security Manor	Westfield, MA	1971	63	355,456	2,376,152	-	333,201	355,456	2,709,353	3,064,809	(809,621)	2,255,188	-
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	-	3,378,196	2,760,400	28,223,482	30,983,882	(12,099,508)	18,884,374	-
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	-	2,245,556	663,800	8,220,359	8,884,159	(4,038,426)	4,845,733	-
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	-	1,049,360	6,000,000	22,769,128	28,769,128	(4,522,360)	24,246,768	-
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,170,580	-	638,868	12,000,000	23,809,449	35,809,449	(2,256,221)	33,553,228	-
Sheridan Ocean Club combined	Dania Beach, FL	1991	648	18,313,414	47,090,930	-	9,139,062	18,313,414	56,229,993	74,543,407	(14,891,767)	59,651,639	-
Silver Springs (FL)	Jacksonville, FL	1985	432	1,831,100	16,474,735	-	5,180,516	1,831,100	21,655,251	23,486,351	(10,366,665)	13,119,686	-
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	-	1,341,922	1,781,600	18,073,838	19,855,438	(6,794,474)	13,060,964	-
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	-	2,353,560	2,361,922	34,195,283	36,557,205	(13,468,766)	23,088,439	-
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	-	1,731,565	6,936,600	16,055,634	22,992,234	(6,275,927)	16,716,307	-
Spring Hill Commons	Acton, MA	1973	105	1,107,436	7,402,980	-	4,578,320	1,107,436	11,981,300	13,088,735	(2,936,496)	10,152,239	-
Springbrook Estates	Riverside, CA	(F)	-	18,200,000	-	-	-	18,200,000	-	18,200,000	-	18,200,000	-
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	-	1,552,357	5,680,000	21,364,448	27,044,448	(5,766,647)	21,277,800	-
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	-	1,992,699	1,215,200	12,930,833	14,146,033	(5,561,951)	8,584,082	-
Sturbridge Meadows	Sturbridge, MA	1985	104	702,447	4,695,714	-	807,772	702,447	5,503,486	6,205,933	(1,706,453)	4,499,480	-
Summer Ridge	Riverside, CA	1985	136	602,400	5,422,807	-	1,912,238	602,400	7,335,045	7,937,445	(3,466,532)	4,470,913	-

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encumbrances
Summerset Village II	Chatsworth, CA	(F)	-	260,646	-	-	-	260,646	-	260,646	-	260,646	-
Summerwood	Hayward, CA	1982	162	4,866,600	6,942,743	-	1,705,627	4,866,600	8,648,370	13,514,970	(3,405,169)	10,109,800	-
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	-	2,516,753	1,757,438	14,264,866	16,022,303	(4,297,762)	11,724,541	-
Summit at Lake Union	Seattle, WA	1995 -1997	150	1,424,700	12,852,461	-	2,470,657	1,424,700	15,323,118	16,747,818	(6,377,940)	10,369,878	-
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	-	1,090,834	3,057,100	8,939,452	11,996,552	(3,510,691)	8,485,861	-
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	-	2,696,569	3,152,000	21,780,296	24,932,296	(9,188,202)	15,744,095	-
Timber Hollow	Chapel Hill, NC	1986	198	800,000	11,219,537	-	1,597,627	800,000	12,817,164	13,617,164	(4,956,952)	8,660,212	-
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	-	784,818	6,280,000	32,906,597	39,186,597	(5,355,572)	33,831,024	-
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	-	5,490,188	39,410,000	56,296,260	95,706,260	(17,082,414)	78,623,846	-
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	-	415,796	10,900,000	49,631,921	60,531,921	(6,150,653)	54,381,268	-
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	-	792,105	103,539,100	94,874,830	198,413,930	(13,387,944)	185,025,986	-
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	-	1,917,710	139,933,500	192,882,455	332,815,955	(25,449,168)	307,366,787	-
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	-	2,810,666	144,968,250	141,157,347	286,125,597	(19,848,260)	266,277,338	-
Turnberry Isle	Dallas, TX	1994	187	2,992,000	15,287,285	-	785,320	2,992,000	16,072,605	19,064,605	(3,032,799)	16,031,806	-
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	-	1,276,090	873,000	14,095,468	14,968,468	(5,175,393)	9,793,074	-
Van Deene Manor	West Springfield, MA	1970	111	744,491	4,976,771	-	463,363	744,491	5,440,133	6,184,624	(1,747,130)	4,437,495	-
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	-	3,247,607	12,650,000	36,903,899	49,553,899	(8,106,434)	41,447,465	-
Victor on Venice	Los Angeles, CA (G)	2006	115	10,350,000	35,430,461	-	71,040	10,350,000	35,501,501	45,851,501	(3,415,581)	42,435,920	-
View Pointe	Riverside, CA	1998	208	10,400,000	26,315,150	-	1,111,852	10,400,000	27,427,002	37,827,002	(3,857,291)	33,969,711	-
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	-	4,376,657	1,665,100	19,362,334	21,027,434	(10,654,835)	10,372,600	-
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	-	3,171,117	4,519,700	43,847,507	48,367,207	(17,943,180)	30,424,027	-
Village of Newport	Kent, WA	1987	100	416,300	3,756,582	-	716,348	416,300	4,472,930	4,889,230	(2,388,644)	2,500,586	-
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	-	891,718	5,500,000	16,108,331	21,608,331	(2,536,834)	19,071,497	-
Vista Del Lago	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	-	8,584,246	4,525,800	49,320,539	53,846,339	(26,131,688)	27,714,651	-
Vista Grove	Mesa, AZ	1997/1998	224	1,341,796	12,157,045	-	1,100,139	1,341,796	13,257,185	14,598,981	(5,211,612)	9,387,369	-
Waterford (Jax) II	Jacksonville, FL	(F)	-	566,923	62,373	-	-	566,923	62,373	629,296	-	629,296	-
Waterford at Deerwood	Jacksonville, FL	1985	248	1,496,913	10,659,702	-	2,631,552	1,496,913	13,291,254	14,788,167	(5,408,393)	9,379,773	-
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	-	2,586,956	1,960,000	14,685,741	16,645,741	(6,209,873)	10,435,867	-
Waterford at the Lakes	Kent, WA	1990	344	3,100,200	16,140,924	-	2,117,935	3,100,200	18,258,859	21,359,059	(8,117,787)	13,241,272	-
Waterside	Reston, VA	1984	276	20,700,000	27,474,388	-	5,802,530	20,700,000	33,276,917	53,976,917	(5,198,854)	48,778,063	-
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	-	753,992	1,418,893	10,238,998	11,657,891	(3,029,786)	8,628,105	-
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	-	2,395,273	3,648,000	20,016,153	23,664,153	(7,544,345)	16,119,808	-
West End Apartments (fka Emerson Place/CRP II)	Boston, MA (G)	2008	310	469,546	162,675,247	-	150,517	469,546	162,825,764	163,295,310	(3,432,867)	159,862,443	-
Westerly at Worldgate	Herndon, VA	1995	320	14,568,000	43,620,057	-	506,338	14,568,000	44,126,395	58,694,395	(2,125,843)	56,568,552	-
Westfield Village	Centerville, VA	1988	228	7,000,000	23,245,834	-	4,334,790	7,000,000	27,580,624	34,580,624	(5,618,188)	28,962,435	-
Westridge	Tacoma, WA	1987 -1991	714	3,501,900	31,506,082	-	5,550,220	3,501,900	37,056,302	40,558,202	(16,042,016)	24,516,186	-
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	-	215,322	1,785,000	3,448,576	5,233,576	(1,087,925)	4,145,652	-
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	-	110,759	1,955,000	3,652,193	5,607,193	(1,038,765)	4,568,428	-
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	-	159,184	3,060,000	5,698,055	8,758,055	(1,635,012)	7,123,044	-
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	-	166,944	3,060,000	5,706,334	8,766,334	(1,621,210)	7,145,125	-
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	-	293,063	5,100,000	9,517,549	14,617,549	(2,715,891)	11,901,657	-
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	-	208,625	1,530,000	3,232,148	4,762,148	(937,683)	3,824,465	-
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	-	295,141	4,505,000	11,054,040	15,559,040	(2,584,070)	12,974,970	-
Whispering Oaks	Walnut Creek, CA	1974	316	2,170,800	19,539,586	-	3,710,991	2,170,800	23,250,577	25,421,377	(10,728,477)	14,692,901	-
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	-	1,200,755	8,000,000	31,257,969	39,257,969	(4,444,345)	34,813,624	-
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	-	4,044,490	2,822,618	22,913,116	25,735,734	(8,072,828)	17,662,906	-
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	-	652,801	683,215	5,219,955	5,903,171	(1,544,324)	4,358,846	-
Windmont	Atlanta, GA	1988	178	3,204,000	7,128,448	-	1,167,004	3,204,000	8,295,453	11,499,453	(2,873,715)	8,625,738	-
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	-	4,391,868	10,000,000	32,978,976	42,978,976	(6,384,022)	36,594,954	-
Winston, The (FL)	Pembroke Pines, FL	2001/2003	464	18,561,000	49,527,569	-	598,991	18,561,000	50,126,560	68,687,560	(2,862,088)	65,825,472	-
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	-	2,683,456	9,729,900	25,693,224	35,423,124	(10,554,587)	24,868,537	-
Woodbridge	Cary, GA	1993-1995	128	737,400	6,636,870	-	1,256,261	737,400	7,893,130	8,630,530	(3,742,944)	4,887,586	-
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	-	696,573	498,377	4,028,121	4,526,498	(1,249,601)	3,276,897	-
Woodbridge II	Cary, GA	1993 -1995	216	1,244,600	11,243,364	-	1,769,616	1,244,600	13,012,980	14,257,580	(5,996,407)	8,261,172	-
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	-	1,299,902	8,550,600	18,288,085	26,838,685	(6,785,704)	20,052,981	-
Woodside	Lorton, VA	1987	252	1,326,000	12,510,903	-	5,576,996	1,326,000	18,087,898	19,413,898	(8,752,563)	10,661,335	-
Management Business	Chicago, IL	(D)	-	-	-	-	76,941,326	-	76,941,326	76,941,326	(48,005,088)	28,936,238	-
Operating Partnership	Chicago, IL	(F)	-	-	800,716	-	-	-	800,716	800,716	-	800,716	-

ERPOP Wholly Owned Unencumbered			78,813	2,377,679,457	7,467,312,964	-	835,115,646	2,377,679,457	8,302,428,610	10,680,108,067	(2,211,404,675)	8,468,703,392	-

ERPOP Wholly Owned Encumbered:
740 River Drive	St. Paul, MN	1962	163	1,626,700	11,234,943	-	3,814,496	1,626,700	15,049,439	16,676,139	(7,016,877)	9,659,262	4,443,675
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	-	2,203,875	3,252,993	23,949,470	27,202,463	(7,111,703)	20,090,759	3,579,583
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	-	5,060,244	25,000,000	28,653,438	53,653,438	(5,050,444)	48,602,994	20,000,000
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	-	20,826	5,550,000	15,806,335	21,356,335	(1,445,857)	19,910,478	9,920,000
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	-	1,938,453	24,310,000	61,152,582	85,462,582	(18,810,619)	66,651,963	(M	)
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	-	1,150,190	9,900,000	36,969,212	46,869,212	(5,159,227)	41,709,985	28,880,000
Amberton	Manassas, VA	1986	190	900,600	11,921,815	-	2,240,783	900,600	14,162,597	15,063,197	(6,180,920)	8,882,278	10,705,000
Arbor Terrace	Sunnyvale, CA	1979	174	9,057,300	18,483,642	-	1,899,788	9,057,300	20,383,430	29,440,730	(7,581,207)	21,859,524	(O	)
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	-	1,562,523	4,685,900	12,555,274	17,241,174	(4,959,265)	12,281,909	(I	)
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	-	2,801,482	5,500,000	31,402,278	36,902,278	(5,081,696)	31,820,581	23,009,902
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	-	20,518	1,642,000	9,173,036	10,815,036	(733,239)	10,081,798	3,200,000
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	-	588,909	7,000,000	21,126,268	28,126,268	(4,720,000)	23,406,268	(L	)
Avanti	Anaheim, CA	1987	162	12,960,000	18,495,974	-	705,205	12,960,000	19,201,179	32,161,179	(2,239,088)	29,922,092	19,850,000
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	-	15,148	3,439,000	13,881,527	17,320,527	(1,176,425)	16,144,102	8,585,000
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	-	605,091	7,600,000	28,042,330	35,642,330	(5,019,465)	30,622,865	13,994,000
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	-	765,530	2,626,000	16,790,571	19,416,571	(3,165,368)	16,251,202	(O	)
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	-	178,584	4,377,000	16,200,694	20,577,694	(1,387,160)	19,190,534	8,433,787
Bradley Park	Puyallup, WA	1999	155	3,813,000	18,313,645	-	265,475	3,813,000	18,579,119	22,392,119	(3,025,433)	19,366,686	11,822,178
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	-	1,099,911	928,972	7,309,899	8,238,871	(2,365,246)	5,873,625	5,389,711
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	-	1,199,469	9,991,500	23,446,747	33,438,247	(8,558,070)	24,880,177	12,800,000
Brookside (MD)	Frederick, MD	1993	228	2,736,000	7,934,069	-	1,865,601	2,736,000	9,799,670	12,535,670	(3,888,020)	8,647,650	8,170,000
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	-	13,270,979	2,781,300	46,213,510	48,994,810	(19,678,507)	29,316,302	31,680,000
Cape House I	Jacksonville, FL	1998	240	4,800,000	22,484,240	-	139,879	4,800,000	22,624,118	27,424,118	(1,896,922)	25,527,196	14,126,543
Cape House II	Jacksonville, FL	1998	240	4,800,000	22,229,836	-	1,138,404	4,800,000	23,368,240	28,168,240	(1,944,259)	26,223,980	13,845,257
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	-	9,451,926	2,288,300	30,048,206	32,336,506	(13,123,742)	19,212,764	(N	)

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encumbrances
Cedar Glen	Reading, MA	1980	114	1,248,505	8,346,003	-	1,187,654	1,248,505	9,533,658	10,782,163	(2,908,800)	7,873,363	565,826
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	-	231,875	3,800,000	21,511,914	25,311,914	(3,429,919)	21,881,995	16,650,973
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	-	1,329,414	5,900,000	50,129,754	56,029,754	(7,615,172)	48,414,582	26,654,187
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	-	675,988	3,397,100	9,965,062	13,362,162	(3,758,639)	9,603,523	(O	)
Chestnut Glen	Abington, MA	1983	130	1,178,965	7,881,139	-	772,743	1,178,965	8,653,882	9,832,847	(2,687,565)	7,145,282	2,070,522
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	-	660,565	5,220,000	17,405,209	22,625,209	(2,843,742)	19,781,467	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	-	3,764,371	4,803,100	38,659,269	43,462,369	(15,036,193)	28,426,176	(O	)
Club at Tanasbourne	Hillsboro, OR	1990	352	3,521,300	16,257,934	-	2,794,973	3,521,300	19,052,908	22,574,208	(8,415,876)	14,158,332	(J	)
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,766	-	181,234	5,790,000	28,997,000	34,787,000	(3,611,292)	31,175,708	(N	)
Conway Court	Roslindale, MA	1920	28	101,451	710,524	-	189,868	101,451	900,392	1,001,843	(302,174)	699,670	320,510
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	-	956,998	1,442,212	17,208,112	18,650,323	(6,010,065)	12,640,258	(N	)
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	-	3,011,345	1,505,219	32,553,880	34,059,099	(12,913,064)	21,146,034	(N	)
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	-	2,799,686	15,000,000	43,855,472	58,855,472	(7,138,928)	51,716,544	33,175,246
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	-	1,216,508	9,606,600	22,409,740	32,016,340	(8,326,697)	23,689,643	(O	)
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	-	1,479,658	2,594,000	16,629,128	19,223,128	(6,700,229)	12,522,899	(N	)
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	-	5,992,849	3,156,600	34,407,448	37,564,048	(14,449,672)	23,114,375	(K	)
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	-	2,993,969	4,742,200	23,266,861	28,009,061	(9,789,446)	18,219,615	(L	)
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	-	11,056,580	2,082,095	29,796,395	31,878,490	(14,661,895)	17,216,595	(N	)
Eastbridge	Dallas, TX	1998	169	3,380,000	11,860,382	-	784,905	3,380,000	12,645,287	16,025,287	(3,692,104)	12,333,184	7,435,675
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,352,160	-	431,179	9,520,000	28,783,338	38,303,338	(4,079,299)	34,224,039	(O	)
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	-	1,325,283	7,560,000	52,581,821	60,141,821	(8,147,350)	51,994,472	(M	)
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	-	25,598	7,817,000	26,488,370	34,305,370	(2,318,833)	31,986,537	16,215,000
Fireside Park	Rockville, MD	1961	236	4,248,000	9,977,101	-	2,837,378	4,248,000	12,814,479	17,062,479	(5,097,298)	11,965,180	8,095,000
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	-	44,661	7,113,000	25,668,487	32,781,487	(2,237,949)	30,543,538	14,630,000
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	-	5,867,208	9,209,780	31,589,874	40,799,654	(7,320,861)	33,478,793	14,970,000
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	-	1,703,029	1,722,400	17,174,458	18,896,858	(6,841,228)	12,055,630	19,350,778
Glen Grove	Wellesley, MA	1979	125	1,344,601	8,988,383	-	980,913	1,344,601	9,969,295	11,313,896	(3,046,409)	8,267,488	287,311
Glen Meadow	Franklin, MA	1971	288	2,339,330	17,796,431	-	2,555,165	2,339,330	20,351,596	22,690,927	(6,295,888)	16,395,039	1,108,838
Gosnold Grove	East Falmouth, MA	1978	33	124,296	830,891	-	264,497	124,296	1,095,388	1,219,684	(390,911)	828,773	452,412
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	-	1,302,075	6,000,000	24,416,767	30,416,767	(5,049,745)	25,367,022	28,890,000
Greenhaven	Union City, CA	1983	250	7,507,000	15,210,399	-	2,553,468	7,507,000	17,763,867	25,270,867	(6,873,909)	18,396,958	10,975,000
Greenhouse - Frey Road	Kennesaw, GA	1985	489	2,467,200	22,187,443	-	4,541,691	2,467,200	26,729,135	29,196,335	(14,058,854)	15,137,480	(I	)
Greenhouse - Roswell	Roswell, GA	1985	236	1,220,000	10,974,727	-	2,474,388	1,220,000	13,449,116	14,669,116	(7,284,050)	7,385,065	(I	)
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,372,440	-	728,205	4,365,000	39,100,645	43,465,645	(3,203,000)	40,262,646	(O	)
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,846,708	-	1,158,614	3,990,000	37,005,322	40,995,322	(3,001,215)	37,994,107	(O	)
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	-	1,385,399	10,806,000	31,720,728	42,526,728	(5,560,736)	36,965,993	17,325,409
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,829,432	-	3,461,814	59,900,000	162,291,246	222,191,246	(22,241,915)	199,949,331	134,763,997
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	-	71,212	5,425,000	21,209,240	26,634,240	(2,096,940)	24,537,299	19,320,000
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	-	483,316	10,800,000	32,291,651	43,091,651	(4,301,122)	38,790,529	28,692,174
Heritage Green	Sturbridge, MA	1974	130	835,313	5,583,898	-	1,031,540	835,313	6,615,438	7,450,752	(2,232,291)	5,218,461	1,066,575
Heronfield	Kirkland, WA	1990	202	9,245,000	27,018,110	-	725,229	9,245,000	27,743,339	36,988,339	(2,753,359)	34,234,980	(N	)
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	-	637,530	583,679	4,539,304	5,122,983	(1,381,600)	3,741,383	3,852,318
Highland Point	Aurora, CO	1984	319	1,631,900	14,684,439	-	2,057,315	1,631,900	16,741,754	18,373,654	(7,463,596)	10,910,058	(J	)
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	-	471,177	6,800,000	21,930,285	28,730,285	(3,205,894)	25,524,392	16,001,272
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	-	576,777	10,080,000	38,103,688	48,183,688	(5,033,758)	43,149,930	21,552,742
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	-	1,347,078	1,650,237	20,940,201	22,590,438	(8,244,538)	14,345,900	(J	)
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	-	442,613	2,732,800	14,330,895	17,063,695	(2,723,630)	14,340,066	8,020,000
Jaclen Towers	Beverly, MA	1976	100	437,072	2,921,735	-	935,595	437,072	3,857,330	4,294,402	(1,455,086)	2,839,317	1,450,692
La Terrazza at Colma Station	Colma, CA (G)	2005	153	-	41,249,346	-	323,559	-	41,572,905	41,572,905	(3,230,571)	38,342,334	25,940,000
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	-	1,930,273	7,202,000	37,807,885	45,009,885	(9,409,696)	35,600,188	30,482,125
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	-	1,069,288	6,330,000	38,626,301	44,956,301	(6,831,178)	38,125,123	21,641,428
Lenox at Patterson Place	Durham, NC	1999	292	4,380,000	18,974,425	-	446,705	4,380,000	19,421,129	23,801,129	(4,359,972)	19,441,158	13,004,529
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	-	9,764,734	5,928,400	43,359,996	49,288,396	(15,065,223)	34,223,173	(O	)
Longfellow Glen	Sudbury, MA	1984	120	1,094,273	7,314,994	-	2,266,380	1,094,273	9,581,374	10,675,648	(3,374,266)	7,301,381	2,935,624
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	-	430,131	20,880,000	90,685,639	111,565,639	(11,891,022)	99,674,617	57,029,000
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	-	1,639,126	1,454,048	14,726,519	16,180,567	(7,680,589)	8,499,978	(K	)
Madison at River Sound	Lawrenceville, GA	1996	586	3,666,999	47,387,106	-	2,025,976	3,666,999	49,413,083	53,080,082	(17,829,057)	35,251,025	(L	)
Market Street Village	San Diego, CA	2006	229	13,740,000	40,757,084	-	296,103	13,740,000	41,053,187	54,793,187	(3,821,843)	50,971,344	(N	)
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	-	5,080,912	4,928,500	49,703,226	54,631,726	(20,837,546)	33,794,180	19,195,000
Merritt at Satellite Place	Duluth, GA	1999	424	3,400,000	30,115,674	-	2,305,990	3,400,000	32,421,665	35,821,665	(10,461,672)	25,359,993	(K	)
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	-	176,601	8,540,000	12,386,582	20,926,582	(1,815,108)	19,111,474	16,650,000
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,014	-	2,196,463	2,880,000	10,664,477	13,544,477	(4,413,551)	9,130,927	7,300,000
Millbrook Apartments Phase I	Alexandria, VA	1996	406	24,360,000	86,178,714	-	2,077,505	24,360,000	88,256,219	112,616,219	(11,557,379)	101,058,840	64,680,000
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,595	-	903,705	28,560,000	60,191,300	88,751,300	(9,205,716)	79,545,584	55,091,000
Monte Viejo	Phoneix, AZ	2004	480	12,700,000	45,926,784	-	679,442	12,700,000	46,606,226	59,306,226	(5,975,021)	53,331,205	40,855,115
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	-	1,460,326	8,400,000	26,169,471	34,569,471	(7,519,933)	27,049,539	(N	)
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	-	1,155,570	3,455,000	18,422,357	21,877,357	(6,425,645)	15,451,712	(J	)
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	-	5,987,491	8,160,000	35,348,429	43,508,429	(10,833,892)	32,674,538	(N	)
Mosaic at Metro	Hyattsville, MD	(F)	-	-	53,329,225	-	4,955	-	53,334,180	53,334,180	(19)	53,334,161	38,424,735
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	-	1,516,659	1,662,332	19,776,935	21,439,267	(7,950,908)	13,488,359	(M	)
Nehoiden Glen	Needham, MA	1978	61	634,538	4,241,755	-	746,816	634,538	4,988,571	5,623,109	(1,541,213)	4,081,896	40,962
Noonan Glen	Winchester, MA	1983	18	151,344	1,011,700	-	372,839	151,344	1,384,539	1,535,883	(464,396)	1,071,487	252,792
North Pier at Harborside	Jersey City, NJ (M)	2003	297	4,000,159	94,348,092	-	864,798	4,000,159	95,212,889	99,213,048	(15,724,051)	83,488,998	76,862,000
Northampton 1	Largo, MD	1977	344	1,843,200	17,528,381	-	5,176,972	1,843,200	22,705,353	24,548,553	(12,342,531)	12,206,022	17,790,084
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	-	1,470,232	9,360,000	22,248,785	31,608,785	(6,532,694)	25,076,090	13,406,659
Norton Glen	Norton, MA	1983	150	1,012,556	6,768,727	-	3,441,554	1,012,556	10,210,281	11,222,836	(3,467,457)	7,755,379	2,655,183
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	-	6,931,485	10,000,000	20,087,006	30,087,006	(3,499,696)	26,587,310	13,282,265
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	-	5,075,011	854,133	15,308,959	16,163,091	(6,602,634)	9,560,458	9,600,000
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	-	2,079,058	1,706,900	17,441,724	19,148,624	(8,088,992)	11,059,632	(I	)
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	-	2,181,159	1,683,800	17,335,767	19,019,567	(8,087,692)	10,931,875	(I	)
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	-	2,149,121	23,400,000	63,169,558	86,569,558	(13,374,454)	73,195,104	42,757,744
Old Mill Glen	Maynard, MA	1983	50	396,756	2,652,233	-	498,354	396,756	3,150,587	3,547,343	(1,014,022)	2,533,321	1,154,000
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	-	3,723,190	4,807,100	17,849,228	22,656,328	(6,869,411)	15,786,917	(O	)
Parc East Towers	New York, NY (G)	1977	324	102,163,000	109,013,628	-	4,184,672	102,163,000	113,198,300	215,361,300	(8,902,329)	206,458,972	18,195,256
Park Meadow	Gilbert, AZ	1986	225	835,217	15,120,769	-	2,063,910	835,217	17,184,678	18,019,895	(6,981,098)	11,038,797	(O	)
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	-	1,702,048	8,330,000	30,369,665	38,699,665	(8,887,331)	29,812,334	23,275,000

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encumbrances
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	-	2,045,330	8,640,000	23,532,456	32,172,456	(6,820,399)	25,352,057	13,023,712
Prairie Creek I & II	Richardson, TX	1998- 1999	464	4,067,292	38,986,022	-	2,180,726	4,067,292	41,166,749	45,234,041	(14,417,796)	30,816,245	(J	)
Preston Bend	Dallas, TX	1986	255	1,075,200	9,532,056	-	2,071,217	1,075,200	11,603,273	12,678,473	(5,114,507)	7,563,965	(I	)
Promenade at Peachtree	Chamblee, GA	2001	406	10,150,000	31,219,739	-	1,395,542	10,150,000	32,615,282	42,765,282	(6,199,984)	36,565,298	(N	)
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	-	1,324,718	13,500,000	35,730,354	49,230,354	(7,004,901)	42,225,453	34,158,307
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	-	4,037,899	2,272,800	24,584,188	26,856,988	(11,344,582)	15,512,406	16,228,027
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	-	464,180	3,573,621	19,519,686	23,093,307	(3,977,751)	19,115,556	(M	)
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	-	4,048,999	3,520,400	27,381,492	30,901,892	(11,040,984)	19,860,908	24,150,000
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	-	1,394,476	10,500,000	54,207,411	64,707,411	(10,393,438)	54,313,973	(N	)
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	-	489,635	6,500,000	35,074,695	41,574,695	(7,600,416)	33,974,278	(N	)
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,080,670	-	712,794	16,345,000	73,793,464	90,138,464	(9,990,443)	80,148,022	(M	)
Reserve at Fairfax Corners	Fairfax, VA	2001	652	15,804,057	63,129,051	-	2,001,242	15,804,057	65,130,293	80,934,350	(15,238,664)	65,695,686	(L	)
Reserve at Moreno Valley Ranch	Moreno Valley, CA	2005	176	8,800,000	26,151,298	-	313,644	8,800,000	26,464,942	35,264,942	(3,150,420)	32,114,523	(O	)
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,976,484	-	1,604,768	11,918,917	70,581,252	82,500,169	(12,701,707)	69,798,462	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	-	989,579	10,369,400	42,161,661	52,531,061	(7,732,175)	44,798,886	29,160,000
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	-	1,856,226	3,475,114	29,121,478	32,596,592	(10,037,761)	22,558,831	(K	)
River Pointe at Den Rock Park	Lawrence, MA	2000	174	4,615,702	18,440,147	-	919,721	4,615,702	19,359,868	23,975,570	(4,612,178)	19,363,392	18,100,000
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	-	1,257,070	1,124,217	8,772,230	9,896,447	(2,910,340)	6,986,107	1,729,745
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	-	2,814,267	1,340,702	11,776,585	13,117,286	(4,101,096)	9,016,190	2,726,415
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	-	3,030,631	2,012,350	16,482,781	18,495,131	(5,730,853)	12,764,278	5,583,658
San Marcos Apartments	Scottsdale, AZ	1995	320	20,000,000	31,261,609	-	690,179	20,000,000	31,951,789	51,951,789	(4,098,674)	47,853,115	32,900,000
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,422,607	-	2,574,674	7,000,000	32,997,281	39,997,281	(8,885,720)	31,111,561	36,610,000
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,433,507	-	2,157,986	7,209,873	31,591,494	38,801,367	(6,019,634)	32,781,733	17,800,000
Savoy I	Aurora, CO	2001	444	5,450,295	38,765,670	-	1,489,075	5,450,295	40,254,746	45,705,041	(7,949,958)	37,755,083	(O	)
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	-	2,133,815	1,815,000	9,741,940	11,556,940	(3,967,334)	7,589,606	4,469,216
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	-	6,398,333	3,342,381	37,735,665	41,078,046	(18,285,259)	22,792,787	(O	)
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	-	2,272,417	8,900,000	26,355,441	35,255,441	(9,545,546)	25,709,895	16,084,838
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	-	1,526,460	10,560,000	27,100,917	37,660,917	(7,898,964)	29,761,954	16,224,620
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	-	24,992,150	78,278,200	116,477,741	194,755,941	(17,585,702)	177,170,239	90,210,478
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	-	1,316,319	3,380,000	23,269,182	26,649,182	(7,822,780)	18,826,402	(K	)
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	-	915,045	5,490,000	19,045,524	24,535,524	(5,511,085)	19,024,439	19,190,000
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	-	1,263,634	7,503,400	25,312,141	32,815,541	(9,665,998)	23,149,544	(O	)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	-	3,032,954	2,481,821	19,813,313	22,295,134	(6,856,334)	15,438,800	5,437,507
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	-	2,129,296	630,411	7,981,453	8,611,864	(4,429,561)	4,182,303	(I	)
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,775	-	2,121,287	8,750,000	35,120,062	43,870,062	(5,593,937)	38,276,124	(M	)
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	-	518,100	4,810,000	30,517,695	35,327,695	(5,325,715)	30,001,980	16,800,000
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	-	5,045,818	8,000,000	29,192,909	37,192,909	(4,617,964)	32,574,945	15,854,019
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	-	760,645	10,500,000	25,728,283	36,228,283	(4,123,771)	32,104,512	22,092,813
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	-	674,965	415,812	3,675,781	4,091,593	(1,285,685)	2,805,908	1,409,625
Summerset Village	Chatsworth, CA	1985	280	2,629,804	23,670,889	-	3,054,891	2,629,804	26,725,781	29,355,585	(11,404,108)	17,951,477	(J	)
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	-	2,880,576	10,000,000	35,005,426	45,005,426	(8,145,664)	36,859,762	(O	)
Talleyrand	Tarrytown, NY (I)	1997- 1998	300	12,000,000	49,838,160	-	3,496,456	12,000,000	53,334,616	65,334,616	(13,820,073)	51,514,543	35,000,000
Tanasbourne Terrace	Hillsboro, OR	1986- 1989	373	1,876,700	16,891,205	-	3,519,551	1,876,700	20,410,756	22,287,456	(10,845,256)	11,442,200	(J	)
Tanglewood (RI)	West Warwick, RI	1973	176	1,141,415	7,630,129	-	1,077,803	1,141,415	8,707,932	9,849,347	(2,663,070)	7,186,277	5,902,175
Tanglewood (VA)	Manassas, VA	1987	432	2,108,295	24,619,495	-	7,910,091	2,108,295	32,529,586	34,637,881	(14,781,448)	19,856,433	25,110,000
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	-	1,295,495	28,600,000	63,212,165	91,812,165	(6,755,051)	85,057,115	45,325,406
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	-	14,530	2,736,000	7,824,557	10,560,557	(721,689)	9,838,867	5,050,000
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	32,014,299	-	202,785	7,590,000	32,217,084	39,807,084	(4,474,042)	35,333,042	(N	)
Turf Club	Littleton, CO	1986	324	2,107,300	15,478,040	-	2,663,270	2,107,300	18,141,310	20,248,610	(7,801,953)	12,446,657	(K	)
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	-	1,416,320	9,720,000	42,290,343	52,010,343	(6,877,629)	45,132,714	32,360,000
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,705,311	-	1,631,393	17,492,000	102,336,704	119,828,704	(13,832,427)	105,996,277	88,550,000
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	-	82,852	8,800,000	22,271,140	31,071,140	(3,587,548)	27,483,591	16,484,934
Via Ventura	Scottsdale, AZ	1980	328	1,351,785	13,382,006	-	7,670,117	1,351,785	21,052,122	22,403,908	(12,953,168)	9,450,740	(N	)
Villa Encanto	Phoenix, AZ	1983	385	2,884,447	22,197,363	-	3,141,107	2,884,447	25,338,470	28,222,917	(10,680,949)	17,541,967	(K	)
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	-	1,761,379	3,166,411	15,620,469	18,786,880	(6,548,296)	12,238,584	(O	)
Vista Del Lago (TX)	Dallas, TX	1992	296	3,552,000	20,066,912	-	1,553,019	3,552,000	21,619,931	25,171,931	(6,426,287)	18,745,644	(J	)
Warwick Station	Westminster, CO	1986	332	2,274,121	21,113,974	-	2,620,710	2,274,121	23,734,684	26,008,805	(9,555,151)	16,453,653	8,355,000
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,733,022	-	1,033,715	5,040,000	30,766,737	35,806,737	(5,984,761)	29,821,976	(K	)
Wellington Hill	Manchester, NH	1987	390	1,890,200	17,120,662	-	6,378,825	1,890,200	23,499,487	25,389,687	(12,579,923)	12,809,764	(I	)
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	-	699,189	1,616,505	11,505,193	13,121,698	(3,413,301)	9,708,396	703,056
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	-	601,945	5,310,000	23,600,504	28,910,504	(4,186,540)	24,723,963	13,580,000
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	-	1,103,055	538,483	4,732,998	5,271,481	(1,563,292)	3,708,189	1,241,514
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	-	3,897,385	2,662,900	27,882,881	30,545,781	(14,182,946)	16,362,835	(I	)
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	-	2,181,634	6,631,400	18,917,118	25,548,518	(7,504,369)	18,044,149	(O	)

ERPOP Wholly Owned Encumbered			48,189	1,258,252,506	4,674,586,623	-	383,757,442	1,258,252,506	5,058,344,065	6,316,596,571	(1,223,300,257)	5,093,296,314	2,114,902,657

ERPOP Partially Owned Unencumbered:
Ball Park Lofts	Denver, CO (G)	2003	339	5,481,556	53,308,741	-	866,766	5,481,556	54,175,507	59,657,063	(8,972,384)	50,684,679	-
Butterfield Ranch	Chino Hills, CA	(F)	-	15,617,708	3,581,933	-	-	15,617,708	3,581,933	19,199,641	-	19,199,641	-
Hudson Crossing II	New York, NY	(F)	-	11,923,324	1,796,166	-	-	11,923,324	1,796,166	13,719,490	-	13,719,490	-
Vista Montana - Residential	San Jose, CA	(F)	-	31,468,209	7,047,293	-	-	31,468,209	7,047,293	38,515,502	-	38,515,502	-
Vista Montana - Townhomes	San Jose, CA	(F)	-	33,432,829	10,793,614	-	-	33,432,829	10,793,614	44,226,443	(370,000)	43,856,443	-
Westgate	Pasadena, CA	(F)	-	-	3,899,124	-	-	-	3,899,124	3,899,124	-	3,899,124	-
Westgate Pasadena and Green	Pasadena, CA	(F)	-	-	390,813	-	-	-	390,813	390,813	-	390,813	-

ERPOP Partially Owned Unencumbered			339	97,923,626	80,817,684	-	866,766	97,923,626	81,684,450	179,608,076	(9,342,384)	170,265,692	-

ERPOP Partially Owned Encumbered:
111 Lawrence Street	Brooklyn, NY	(F)	-	40,099,922	68,626,760	-	-	40,099,922	68,626,760	108,726,683	-	108,726,683	(P	)
Alta Pacific	Irvine, CA	2008	132	10,752,145	34,564,980	-	30,391	10,752,145	34,595,371	45,347,516	(936,915)	44,410,601	28,260,000
Bella Terra I	Mukilteo, WA	2002	235	5,686,861	26,070,540	-	411,915	5,686,861	26,482,455	32,169,317	(5,429,277)	26,740,040	23,350,000
Brookside Crossing I	Stockton, CA	1981	90	625,000	4,663,298	-	1,574,196	625,000	6,237,493	6,862,493	(2,325,246)	4,537,248	4,658,000
Brookside Crossing II	Stockton, CA	1981	128	770,000	5,967,676	-	1,496,341	770,000	7,464,016	8,234,016	(2,533,730)	5,700,286	4,867,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	-	2,727,291	5,425,000	21,539,412	26,964,412	(6,152,751)	20,811,661	28,000,000
City Lofts	Chicago, IL	2008	278	6,882,467	61,364,586	-	7,638	6,882,467	61,372,224	68,254,691	(1,128,784)	67,125,907	48,448,206
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,158,260	-	1,631,029	1,017,400	10,789,288	11,806,688	(4,684,702)	7,121,986	5,112,000
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	-	2,779,840	6,105,000	32,341,705	38,446,705	(8,039,145)	30,407,559	29,412,000

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improve- ments, net) (E)		Gross Amount Carried at Close of Period 12/31/08
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/08	Encum- brances
Dublin West	Dublin, CA	(F)	-	12,635,839	-	-	-	12,635,839	-	12,635,839	-	12,635,839	10,200,000
Edgewater	Bakersfield, CA	1984	258	580,000	17,710,063	-	2,049,489	580,000	19,759,551	20,339,551	(5,297,462)	15,042,090	11,988,000
EDS Dulles	Herndon, VA	(F)	-	30,000,000	-	-	-	30,000,000	-	30,000,000	-	30,000,000	17,435,166
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	-	2,852,550	2,490,000	20,374,664	22,864,664	(6,407,675)	16,456,989	20,300,000
Hidden Lake	Sacramento, CA	1985	272	1,715,000	16,413,154	-	1,940,915	1,715,000	18,354,069	20,069,069	(5,380,535)	14,688,534	15,165,000
Lakeview	Lodi, CA	1983	138	950,000	7,383,862	-	1,329,292	950,000	8,713,154	9,663,154	(2,671,748)	6,991,406	7,286,000
Lakewood	Tulsa, OK	1985	152	855,000	6,480,774	-	1,195,513	855,000	7,676,287	8,531,287	(2,645,644)	5,885,643	5,600,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,332,206	-	1,922,369	6,945,000	25,254,575	32,199,575	(7,018,278)	25,181,297	36,403,000
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	-	171,754	6,469,230	46,917,608	53,386,838	(7,593,609)	45,793,229	37,650,000
Mesa Del Oso	Albuquerque, NM	1983	221	4,305,000	12,160,419	-	1,124,166	4,305,000	13,284,585	17,589,585	(4,156,242)	13,433,343	9,923,737
Montclair Metro	Montclair, NJ	(F)	-	2,208,343	27,117,930	-	-	2,208,343	27,117,930	29,326,273	-	29,326,273	14,539,923
Mozaic	Los Angeles, CA	2007	272	8,500,000	59,048,104	-	150,850	8,500,000	59,198,955	67,698,955	(4,430,123)	63,268,832	47,205,878
Preserve at Briarcliff	Atlanta, GA	1994	182	6,370,000	17,766,322	-	380,918	6,370,000	18,147,240	24,517,240	(1,985,310)	22,531,930	6,000,000
Red Road Commons	Miami, FL	(F)	-	27,383,547	69,216,843	-	-	27,383,547	69,216,843	96,600,390	-	96,600,390	39,027,806
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,509,239	-	1,754,561	5,345,000	22,263,800	27,608,800	(5,908,871)	21,699,929	27,000,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,142,163	-	1,995,009	4,550,000	20,137,173	24,687,173	(5,266,511)	19,420,661	23,760,000
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,423,349	-	1,333,647	1,512,000	12,756,996	14,268,996	(5,224,101)	9,044,895	9,100,000
Silver Spring	Silver Spring, MD	(F)	-	18,539,817	121,364,121	-	-	18,539,817	121,364,121	139,903,938	-	139,903,938	98,674,159
South Shore	Stockton, CA	1979	129	840,000	9,380,786	-	1,451,837	840,000	10,832,623	11,672,623	(3,078,712)	8,593,911	6,833,000
Strayhorse at Arrowhead Ranch	Glendale, AZ	1998	136	4,400,000	12,968,002	-	78,787	4,400,000	13,046,788	17,446,788	(943,498)	16,503,291	8,288,385
Third Square	Cambridge, MA	(F)	-	27,812,384	222,817,028	-	8,840	27,812,384	222,825,869	250,638,252	(152)	250,638,100	158,515,054
Vintage	Ontario, CA	2005- 2007	300	7,059,230	47,677,762	-	52,736	7,059,230	47,730,498	54,789,728	(3,974,134)	50,815,594	33,000,000
Waterfield Square I	Stockton, CA	1984	170	950,000	9,300,249	-	2,020,111	950,000	11,320,361	12,270,361	(3,588,853)	8,681,508	6,923,000
Waterfield Square II	Stockton, CA	1984	158	845,000	8,657,988	-	1,583,787	845,000	10,241,775	11,086,775	(3,048,347)	8,038,428	6,595,000
Westgate Pasadena Apartments	Pasadena, CA	(F)	-	22,898,848	46,467,688	-	-	22,898,848	46,467,688	69,366,536	-	69,366,536	163,160,000
Westgate Pasadena Condos	Pasadena, CA	(F)	-	29,977,725	13,024,529	-	-	29,977,725	13,024,529	43,002,254	-	43,002,254	15,990,869
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	-	1,505,300	5,055,000	39,893,972	44,948,972	(7,402,498)	37,546,474	29,000,000

ERPOP Partially Owned Encumbered			5,418	318,555,758	1,159,809,303	-	35,561,075	318,555,758	1,195,370,378	1,513,926,137	(117,252,852)	1,396,673,285	1,037,671,184

Portfolio/Entity Encumbrances (1)													1,884,355,798
Total Consolidated Investment in Real Estate			132,759	$4,052,411,347	$13,382,526,574	$-	$1,255,300,930	$4,052,411,347	$14,637,827,504	$18,690,238,851	$(3,561,300,168)	$15,128,938,683	$5,036,929,639

(1) See attached Encumbrances Reconciliation

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,072,283,499 as of December 31, 2008.

(B)	The cost, net of accumulated depreciation for Federal Income Tax purposes as of December 31, 2008 was approximately $10.7 billion.

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

(H)

Total properties and units exclude both the Partially Owned Properties - Unconsolidated consisting of 41 properties and 9,776 units, and the Military Housing (Fee Managed) consisting of two properties and 4,709 units.

(I) through (O) See Encumbrances Reconciliation schedule.

(P)	This asset has a new construction loan outstanding but no amounts had yet been drawn as of December 31, 2008.

EXHIBIT INDEX

The exhibits listed below are filed as part of this report. References to exhibits of other filings under the caption “Location” indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file number for our Exchange Act filings referenced below is 0-24920.

Exhibit	Description	Location
3.1	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to the Operating Partnership’s Form S-3 filed on October 7, 1994.

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.5	Form of 4.75% Note due June 15, 2009.	Included as Exhibit 4 to the Operating Partnership’s Form 8-K, filed on June 4, 2004.

4.6	Terms Agreement regarding 6.95% Notes due March 2, 2011.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 2, 2001.

4.7	Terms Agreement regarding 6.625% Notes due March 15, 2012.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 14, 2002.

4.8	Form of 5.50% Note due October 1, 2012.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.9	Form of 5.2% Note due April 1, 2013.	Included as Exhibit 4 to the Operating Partnership’s Form 8-K, filed on March 19, 2003.

4.10	Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.11	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on April 13, 1998.

4.12	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to the Operating Partnership’s Form 8-K, filed on September 13, 2005.

4.13	Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.

Exhibit	Description	Location
4.14	Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.15	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on October 9, 1997.

4.16	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on August 13, 1996.

4.17	Form of 3.85% Exchangeable Senior Note due August 15, 2026.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

10.1	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.	Included as Exhibit 10.2 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.2	Assignment and Assumption Agreement between Equity Residential and ERP Operating Limited Partnership dated December 19, 2003.	Included as Exhibit 10.3 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.3*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.4*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.5*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.6	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.7

Revolving Credit Agreement dated as of February 28, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, Suntrust Bank, Wachovia Bank, National Association, Wells Fargo Bank, N.A., LaSalle Bank National Association, The Royal Bank of Scotland plc, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).

Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.8	Guaranty of Payment made as of February 28, 2007 between Equity Residential and Bank of America, N.A., as adminstrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.9	Amendment to Revolving Credit Agreement.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2007.

Exhibit	Description	Location
10.10

Credit Agreement dated as of October 5, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC, as joint lead arranger and joint book runner, J.P. Morgan Securities Inc., as joint lead arranger and joint book runner, Citicorp North America Inc., Deutsche Bank Securities Inc., Regions Bank, The Royal Bank of Scotland plc, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (the “Term Loan Agreement”).

Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

10.11	Guaranty of Payment made as of October 5, 2007 between Equity Residential and Bank of America, N.A., as adminstrative agent for the lenders party to the Term Loan Agreement.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

10.12	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential’s Form 10-K for the year ended December 31, 1999.

10.13*	Second Amendment to Equity Residential Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.14 to Equity Residential’s Form 10-K for the year ended December 31, 2008.

10.14*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential’s Form 10-K for the year ended December 31, 2008.

10.15*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan.	Included as Exhibit 10.11 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.16*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2003.

10.17*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.18*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2007.

10.19*	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.20*	Fifth Amendment to Equity Residential 1993 Share Option and Share Award Plan dated December 10, 2008.	Included as Exhibit 10.21 to Equity Residential’s Form 10-K for the year ended December 31, 2008.

10.21*	Form of Equity Residential Performance Based Unit Award Grant Agreement.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

10.22*	Form of Change in Control Agreement between Equity Residential and other executive officers.	Included as Exhibit 10.13 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

Exhibit	Description	Location

10.23*	Form of Indemnification Agreement between Equity Residential and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.24*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.25*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.26*	Retirement Benefits Agreement between Samuel Zell and Equity Residential dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.27*	Amended and Restated Deferred Compensation Agreement between Equity Residential and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.28*	Retirement Agreement dated October 30, 2007 by and between Equity Residential and Gerald A. Spector.	Included as Exhibit 99.1 to the Operating Partnership’s Form 8-K dated October 30, 2007, filed on October 31, 2007.

10.29*	Summary of Changes to Trustee Compensation.	Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 21, 2005, filed on September 27, 2005.

10.30*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective November 1, 2008.	Included as Exhibit 10.4 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.31*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2008.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

21	List of Subsidiaries of ERP Operating Limited Partnership.	Attached herein.

23.1	Consent of Ernst & Young LLP.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

Attached herein.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

* Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.