Form 10-Q
period 2009-03-31
ERP OPERATING LTD PARTNERSHIP
filed 2009-05-07
CIK 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Investment in real estate
Land	$3,675,048	$3,671,299
Depreciable property	14,002,717	13,908,594
Projects under development	762,641	855,473
Land held for development	258,923	254,873

Investment in real estate	18,699,329	18,690,239
Accumulated depreciation	(3,674,402)	(3,561,300)

Investment in real estate, net	15,024,927	15,128,939

Cash and cash equivalents	428,596	890,794
Investments in unconsolidated entities	8,196	5,795
Deposits – restricted	187,176	152,372
Escrow deposits – mortgage	19,483	19,729
Deferred financing costs, net	55,905	53,817
Other assets	311,373	283,664

Total assets	$16,035,656	$16,535,110

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,941,277	$5,036,930
Notes, net	5,141,358	5,447,012
Lines of credit	-	-
Accounts payable and accrued expenses	128,008	108,463
Accrued interest payable	75,268	113,846
Other liabilities	243,541	289,562
Security deposits	63,484	64,355
Distributions payable	142,209	141,843

Total liabilities	10,735,145	11,202,011

Commitments and contingencies

Capital:
Partners’ capital:
Preference Units	208,773	208,786
Preference Interests and Junior Preference Units	184	184
General Partner	4,811,009	4,840,613
Limited Partners	284,332	293,795
Accumulated other comprehensive loss	(29,289)	(35,799)

Total partners’ capital	5,275,009	5,307,579
Noncontrolling Interests – Partially Owned Properties	25,502	25,520

Total capital	5,300,511	5,333,099

Total liabilities and capital	$16,035,656	$16,535,110

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2009	2008
REVENUES
Rental income	$512,281	$500,347
Fee and asset management	2,863	2,294

Total revenues	515,144	502,641

EXPENSES
Property and maintenance	133,543	132,837
Real estate taxes and insurance	55,964	53,327
Property management	19,014	21,176
Fee and asset management	2,003	2,180
Depreciation	150,045	141,195
General and administrative	10,394	12,417

Total expenses	370,963	363,132

Operating income	144,181	139,509

Interest and other income	6,021	3,369
Other expenses	(292)	(176)
Interest:
Expense incurred, net	(123,897)	(119,518)
Amortization of deferred financing costs	(2,965)	(2,160)

Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	23,048	21,024
Income and other tax (expense) benefit	(2,131)	(2,995)
(Loss) from investments in unconsolidated entities	(195)	(95)
Net gain on sales of unconsolidated entities	2,765	-

Income from continuing operations	23,487	17,934
Discontinued operations, net	61,934	129,594

Net income	85,421	147,528
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	69	(268)

Net income attributable to controlling interests	$85,490	$147,260

ALLOCATION OF NET INCOME:
Preference Units	$3,620	$3,633

Preference Interests and Junior Preference Units	$4	$4

General Partner	$77,175	$134,490
Limited Partners	4,691	9,133

Net income available to Units	$81,866	$143,623

Earnings per Unit – basic:
Income from continuing operations available to Units	$0.07	$0.05

Net income available to Units	$0.28	$0.50

Weighted average Units outstanding	288,710	287,079

Earnings per Unit – diluted:
Income from continuing operations available to Units	$0.07	$0.05

Net income available to Units	$0.28	$0.50

Weighted average Units outstanding	288,853	289,317

Distributions declared per Unit outstanding	$0.4825	$0.4825

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2009	2008
Comprehensive income:

Net income	$85,421	$147,528
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	2,660	(9,148)
Losses reclassified into earnings from other comprehensive income	1,493	513
Other	449	-
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	1,908	(396)

Comprehensive income	91,931	138,497
Comprehensive loss (income) attributable to Noncontrolling
Interests – Partially Owned Properties	69	(268)

Comprehensive income attributable to controlling interests	$92,000	$138,229

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,421	$147,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,488	147,580
Amortization of deferred financing costs	2,997	2,161
Amortization of discounts and premiums on debt	1,706	1,350
Amortization of discounts on corporate notes	(1,096)	-
Amortization of deferred settlements on derivative instruments	1,148	168
Write-off of pursuit costs	192	175
Transaction costs	100	1
Loss from investments in unconsolidated entities	195	95
Distributions from unconsolidated entities – return on capital	59	23
Net (gain) on sales of unconsolidated entities	(2,765)	-
Net (gain) on sales of discontinued operations	(61,871)	(122,517)
(Gain) on debt extinguishments	(1,985)	-
Compensation paid with Company Common Shares	4,920	5,995

Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	1,039	(656)
Decrease in other assets	6,763	12,268
Increase in accounts payable and accrued expenses	19,026	40,778
(Decrease) in accrued interest payable	(38,578)	(46,020)
(Decrease) in other liabilities	(24,437)	(23,480)
(Decrease) increase in security deposits	(871)	1,027

Net cash provided by operating activities	142,451	166,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	-	(41,907)
Investment in real estate – development/other	(82,171)	(125,875)
Improvements to real estate	(26,644)	(40,744)
Additions to non-real estate property	(712)	(1,026)
Interest capitalized for real estate under development	(10,617)	(14,714)
Proceeds from disposition of real estate, net	133,154	284,289
Proceeds from disposition of unconsolidated entities	-	2,629
Distributions from unconsolidated entities – return of capital	110	-
Investment in corporate notes/other	(52,822)	-
Proceeds from sale of corporate notes/other	15,000	-
Transaction costs	(100)	(1)
(Increase) decrease in deposits on real estate acquisitions, net	(43,020)	32,145
Decrease in mortgage deposits	246	262
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,823)	(20)

Net cash (used for) provided by investing activities	(70,399)	95,038

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(6,096)	$(3,686)
Mortgage notes payable:
Proceeds	57,713	563,101
Restricted cash	7,177	5,574
Lump sum payoffs	(141,132)	(68,318)
Scheduled principal repayments	(5,111)	(6,213)
Prepayment premiums/fees	(35)	-
Notes, net:
Lump sum payoffs	(307,820)	-
Gain on debt extinguishments	2,020	-
Lines of credit:
Proceeds	-	841,000
Repayments	-	(980,000)
Proceeds from (payments on) settlement of derivative instruments	449	(13,256)
Proceeds from sale of OP Units	2,787	2,718
Proceeds from exercise of EQR options	105	3,034
OP Units repurchased and retired	(1,124)	(10,935)
Payment of offering costs	(121)	(8)
Contributions – Noncontrolling Interests – Partially Owned Properties	522	323
Contributions – Limited Partners	78	-
Distributions:
OP Units – General Partner	(131,567)	(130,113)
Preference Units	(3,620)	(3,635)
Preference Interests and Junior Preference Units	(4)	(4)
OP Units – Limited Partners	(8,000)	(8,888)
Noncontrolling Interests – Partially Owned Properties	(471)	(390)

Net cash (used for) provided by financing activities	(534,250)	190,304

Net (decrease) increase in cash and cash equivalents	(462,198)	451,818
Cash and cash equivalents, beginning of period	890,794	50,831

Cash and cash equivalents, end of period	$428,596	$502,649

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2009	2008
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$159,656	$164,289

Net cash paid (received) for income and other taxes	$564	$(526)

Real estate acquisitions/dispositions/other:
Mortgage loans (assumed) by purchaser	$(4,387)	$-

Amortization of deferred financing costs:
Investment in real estate, net	$(1,011)	$(471)

Deferred financing costs, net	$4,008	$2,632

Amortization of discounts and premiums on debt:
Investment in real estate, net	$(4)	$-

Mortgage notes payable	$(1,550)	$(1,574)

Notes, net	$3,260	$2,924

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(345)	$(345)

Accumulated other comprehensive loss	$1,493	$513

Unrealized (gain) loss on derivative instruments:
Other assets	$(379)	$(4,935)

Mortgage notes payable	$(1,186)	$3,390

Notes, net	$(645)	$2,907

Other liabilities	$(450)	$7,786

Accumulated other comprehensive loss	$2,660	$(9,148)

Proceeds from (payments on) settlement of derivative instruments:
Other assets	$449	$(39)

Other liabilities	$-	$(13,217)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

PARTNERS’ CAPITAL	Quarter Ended March 31, 2009

PREFERENCE UNITS
Balance, beginning of year	$208,786
Conversion of 7.00% Series E Cumulative Convertible	(13)

Balance, end of period	$208,773

PREFERENCE INTERESTS AND JUNIOR PREFERENCE UNITS
Balance, beginning of year and end of period	$184

GENERAL PARTNER
Balance, beginning of year	$4,840,613
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	13
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	9,143
Exercise of EQR share options	105
EQR’s Employee Share Purchase Plan (ESPP)	2,787
Share-based employee compensation expense:
EQR performance shares	26
EQR restricted shares/LTIP Units	3,385
EQR share options	1,580
EQR ESPP discount	492
OP Units repurchased and retired	(1,124)
Offering costs	(121)
Net income available to Units – General Partner	77,175
OP Units – General Partner distributions	(132,065)
Supplemental Executive Retirement Plan (SERP)	13,006
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,227)
Adjustment for Limited Partners ownership in Operating Partnership	(2,779)

Balance, end of period	$4,811,009

LIMITED PARTNERS
Balance, beginning of year	$293,795
Issuance of LTIP Units	78
Conversion of OP Units held by Limited Partners into
OP Units held by General Partner	(9,143)
Net income available to Units – Limited Partners	4,691
Units – Limited Partners distributions	(7,868)
Adjustment for Limited Partners ownership in Operating Partnership	2,779

Balance, end of period	$284,332

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

PARTNERS’ CAPITAL (Continued)	Quarter Ended March 31, 2009

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(35,799)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	2,660
Losses reclassified into earnings from other comprehensive income	1,493
Other	449
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	1,908

Balance, end of period	$(29,289)

NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$25,520
Net (loss) attributable to Noncontrolling Interests	(69)
Contributions by Noncontrolling Interests	522
Distributions to Noncontrolling Interests	(471)

Balance, end of period	$25,502

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

EQR is the general partner of, and as of March 31, 2009 owned an approximate 94.4% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

As of March 31, 2009, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 537 properties in 23 states and the District of Columbia consisting of 146,232 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units

Wholly Owned Properties	469	126,563
Partially Owned Properties:
Consolidated	26	5,406
Unconsolidated	40	9,560
Military Housing (Fee Managed)	2	4,703

	537	146,232

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2008.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Operating Partnership’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2009, the Operating Partnership has recorded a deferred tax asset of approximately $38.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public companies to provide additional disclosures about transfers of financial assets. It also amends FIN No. 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity (“VIE”), to provide additional disclosures about their involvement with VIEs. FIN No. 46 requires the Operating Partnership to consolidate the assets, liabilities and results of operations of the activities of its VIEs, which for the Operating Partnership includes only its development partnerships since the Operating Partnership provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). The Operating Partnership does not have any unconsolidated FIN No. 46 assets. FAS 140-4 and FIN 46(R)-8 were effective for the Operating Partnership for the year ended December 31, 2008 and affected disclosures only. The adoption of this standard has no impact on the Operating Partnership’s consolidated results of operations or financial position.

The Operating Partnership adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Operating Partnership to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., noncontrolling interests in consolidated limited-life subsidiaries). The Operating Partnership is presently the controlling partner in various consolidated partnerships consisting of 26 properties and 5,406 units and various uncompleted development properties having a noncontrolling interest book value of $25.5 million at March 31, 2009. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Noncontrolling Interests (see definition below) in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of March 31, 2009, the Operating Partnership estimates the value of Noncontrolling Interest distributions would have been approximately $62.6 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2009 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Operating Partnership’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Noncontrolling Interests in Partially Owned Properties.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosure about fair value measurements. The Operating Partnership adopted SFAS No. 157 as required effective January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the consolidated results of operations or financial position. See Note 11 for further discussion.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Operating Partnership adopted FAS 157-2 as required effective January 1, 2009. The adoption of FAS 157-2 did not have a material effect on the consolidated results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods and is effective for the Operating Partnership for the quarterly period ending June 30, 2009. The Operating Partnership does not expect the adoption of FAS 107-1 and APB 28-1 to have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred (amounts are included in the other expenses line item in the consolidated statements of operations); (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Due to the current decline in the Operating Partnership’s acquisition activities, the initial adoption of SFAS No. 141(R) has not had a material effect on the consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141(R)-1 has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Due to the current decline in the Operating Partnership’s acquisition activities, the initial adoption of FAS 141(R)-1 has not had a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the “Noncontrolling Interest” in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Operating Partnership adopted SFAS No. 160 as required effective January 1, 2009. Other than modifications to presentation, the adoption of SFAS No. 160 did not have a material effect on the consolidated results of operations or financial position. See Note 3 for further discussion.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Among other requirements, entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Operating Partnership adopted SFAS No. 161 as required effective January 1, 2009. Other than the enhanced disclosure requirements, the adoption of SFAS No. 161 did not have a material effect on the consolidated financial statements. See Note 11 for further discussion.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Operating Partnership adopted APB 14-1, which is applied retrospectively, as required effective January 1, 2009. The adoption of APB 14-1 affects the accounting for the Operating Partnership’s $650.0 million ($531.1 million outstanding at March 31, 2009) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026. The amount of the conversion option as of the date of issuance calculated by the Operating Partnership was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $2.9 million for the first quarter of 2009 and is anticipated to result in a reduction to earnings of approximately $9.3 million during the full year of 2009 assuming the Operating Partnership does not repurchase any additional amounts of this debt. As a result of the adoption of APB 14-1, the Operating Partnership decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. Due to the required retrospective application, APB 14-1 resulted in a reduction to earnings of approximately $2.5 million or $0.01 per share for the quarter ended March 31, 2008.

3.	Capital

The following tables present the changes in the Operating Partnership’s issued and outstanding “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) and in the limited partners’ Units for the quarter ended March 31, 2009:

2009
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	289,466,537

Issued to General Partner:
Conversion of Series E Preference Units	612
Exercise of EQR options	5,246
Employee Share Purchase Plan	196,147
Restricted EQR share grants, net	351,065

Issued to Limited Partners:
LTIP Unit issuance	155,189

OP Units Other:
Repurchased and retired	(47,450)

General and Limited Partner Units outstanding at March 31,	290,127,346

Limited Partner Units
Limited Partner Units outstanding at January 1,	16,679,777
Limited Partner LTIP Unit issuance	155,189
Conversion of Limited Partner OP Units to EQR Common Shares	(551,590)

Limited Partner Units outstanding at March 31,	16,283,376

Limited Partner Units Ownership Interest in Operating Partnership	5.6%

Limited Partner LTIP Units Issued:
Issuance – per unit	$0.50
Issuance – contribution valuation	$0.1 million

During the quarter ended March 31, 2009, the Company repurchased 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 47,450 OP Units previously issued to EQR. All of the shares repurchased during the quarter ended March 31, 2009 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $466.5 million of its shares as of March 31, 2009.

The Limited Partners of the Operating Partnership as of March 31, 2009 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Limited Partners may exchange their Units with EQR for EQR Common Shares on a one-for-one basis. The Operating Partnership has the right but not the obligation to make a cash payment to any holder of OP Units requesting an exchange from EQR at the market price of EQR’s Common Shares. However, no aspect of an exchange requires a cash settlement by the Operating Partnership under any circumstances.

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2009 and December 31, 2008:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Unit (3)	March 31, 2009	December 31, 2008
Preference Units:

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 328,466 and 329,016 units issued and outstanding at March 31, 2009 and December 31, 2008, respectively	11/1/98	1.1128	$1.75	$8,212	$8,225

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit; 22,459 units issued and outstanding at March 31, 2009 and December 31, 2008	6/30/98	1.4480	$1.75	561	561

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2009 and December 31, 2008	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at March 31, 2009 and December 31, 2008 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,773	$208,786

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2009 and December 31, 2008:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	March 31, 2009	December 31, 2008
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2009 and December 31, 2008	7/29/09	1.020408	$2.00	$184	$184

				$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

The following table summarizes the carrying amounts for the Operating Partnership’s investment in real estate (at cost) as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009	December 31, 2008

Land	$3,675,048	$3,671,299
Depreciable property:
Buildings and improvements	12,913,124	12,836,310
Furniture, fixtures and equipment	1,089,593	1,072,284
Projects under development:
Land	159,158	175,355
Construction-in-progress	603,483	680,118
Land held for development:
Land	205,190	205,757
Construction-in-progress	53,733	49,116

Investment in real estate	18,699,329	18,690,239
Accumulated depreciation	(3,674,402)	(3,561,300)

Investment in real estate, net	$15,024,927	$15,128,939

During the quarter ended March 31, 2009, the Operating Partnership acquired all of its partner’s interest in three partially owned properties consisting of 833 units for $2.8 million.

During the quarter ended March 31, 2009, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price

Rental Properties:
Wholly Owned	11	1,531	$139,573
Partially Owned – Unconsolidated (1)	1	216	20,700
Condominium Conversion Properties	1	1	146

Total	13	1,748	$160,419

(1)	The Operating Partnership owned a 25% interest in this unconsolidated rental property. Sales price listed is the gross sales price.

The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $61.9 million and a net gain on sales of unconsolidated entities of approximately $2.8 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

As of April 30, 2009, the Operating Partnership had entered into an agreement to acquire one land parcel for $23.5 million.

As of April 30, 2009, the Operating Partnership had entered into separate agreements to dispose of 17 properties consisting of 3,366 units for $287.3 million.

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Operating Partnership’s investments in partially owned entities as of March 31, 2009 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)

Total projects (1)	-	2	3	21	26	40

Total units (1)	-	760	704	3,942	5,406	9,560

Debt – Secured (2):
EQR Ownership (3)	$400,041	$220,779	$108,466	$215,820	$945,106	$121,200
Noncontrolling Ownership	-	-	-	86,310	86,310	363,600

Total (at 100%)	$400,041	$220,779	$108,466	$302,130	$1,031,416	$484,800

(1)	Project and unit counts exclude all uncompleted development projects until those projects are completed.
(2)	All debt is non-recourse to the Operating Partnership with the exception of $125.8 million in mortgage debt on various development projects.
(3)	Represents the Operating Partnership’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)	Mortgage debt is also partially collateralized by $52.9 million in unconsolidated restricted cash set aside from the net proceeds of property sales.

7.	Deposits – Restricted

The following table presents the Operating Partnership’s restricted deposits as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009	December 31, 2008

Tax–deferred (1031) exchange proceeds	$43,020	$-
Earnest money on pending acquisitions	1,200	1,200
Restricted deposits on debt (1)	89,052	96,229
Resident security and utility deposits	40,616	41,478
Other	13,288	13,465

Totals	$187,176	$152,372

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of March 31, 2009, the Operating Partnership had outstanding mortgage debt of approximately $4.9 billion.

During the quarter ended March 31, 2009, the Operating Partnership:

¡	Repaid $146.2 million of mortgage loans;
¡	Obtained $57.7 million of new mortgage loans primarily on development properties; and
¡	Was released from $4.4 million of mortgage debt assumed by the purchaser on a disposed property.

As of March 31, 2009, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At March 31, 2009, the interest rate range on the Operating Partnership’s mortgage debt was 0.25% to 12.465%. During the quarter ended March 31, 2009, the weighted average interest rate on the Operating Partnership’s mortgage debt was 4.84%.

9.	Notes

As of March 31, 2009, the Operating Partnership had outstanding unsecured notes of approximately $5.1 billion.

During the quarter ended March 31, 2009, the Operating Partnership repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009 and $185.2 million of its 6.95% fixed rate public notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009. The Operating Partnership wrote-off approximately $0.4 million of unamortized deferred financing costs and approximately $1.1 million of unamortized discounts on notes payable in connection with these repurchases.

During the quarter ended March 31, 2009, the Operating Partnership repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a discount to par of approximately 11.6%. The Operating Partnership recognized a gain on early debt extinguishment of $2.0 million and wrote-off approximately $0.1 million of unamortized deferred financing costs and approximately $0.8 million of unamortized discounts on notes payable in connection with these repurchases.

As of March 31, 2009, scheduled maturities for the Operating Partnership’s outstanding notes were at various dates through 2029. At March 31, 2009, the interest rate range on the Operating Partnership’s notes was 0.63% to 7.57%. During the quarter ended March 31, 2009, the weighted average interest rate on the Operating Partnership’s notes was 5.42%.

10.	Lines of Credit

The Operating Partnership has a $1.5 billion unsecured revolving credit facility maturing on February 28, 2012, with the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread (currently 0.5%) dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

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

As of March 31, 2009, the amount available on the credit facility was $1.31 billion (net of $115.2 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Operating Partnership did not draw on its revolving credit facility at any time during the quarter ended March 31, 2009.

11.	Derivative and Other Fair Value Instruments

In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Operating Partnership’s consolidated derivative instruments at March 31, 2009 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps/Treasury Locks (2)	Development Cash Flow Hedges (3)

Current Notional Balance	$335,693	$250,000	$230,955
Lowest Possible Notional	$335,693	$250,000	$46,753
Highest Possible Notional	$337,694	$250,000	$320,061
Lowest Interest Rate	3.245%	2.575%	4.059%
Highest Interest Rate	4.800%	2.610%	6.000%
Earliest Maturity Date	2009	2009	2009
Latest Maturity Date	2012	2009	2011

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps/Treasury Locks – Designed to partially fix the interest rate in advance of a planned future debt issuance.
(3)	Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

The following table provides the location of the Operating Partnership’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of March 31, 2009 (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$4,522	Other liabilities	$-
Forward Starting Swaps/Treasury Locks	Other assets	2,212	Other liabilities	-
Development Cash Flow Hedges	Other assets	4	Other liabilities	(6,377)

Total		$6,738		$(6,377)

The following table provides a summary of the effect of fair value hedges on the Operating Partnership’s accompanying Consolidated Statements of Operations for the quarter ended March 31, 2009 (amounts in thousands):

Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,831)	Fixed rate debt	Interest expense	$1,831

Total		$(1,831)			$1,831

The following table provides a summary of the effect of cash flow hedges on the Operating Partnership’s accompanying Consolidated Statements of Operations for the quarter ended March 31, 2009 (amounts in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$2,212	Interest expense	$(1,493)	N/A	$-
Development Interest Rate Swaps/Caps	448	Interest expense	-	N/A	-

Total	$2,660		$(1,493)		$-

As of March 31, 2009, there were approximately $33.0 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at March 31, 2009, the Operating Partnership may recognize an estimated $8.3 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2010.

In January 2009, the Operating Partnership received approximately $0.4 million to terminate a fair value hedge of interest rates in conjunction with the public tender of the Operating Partnership’s 4.75% fixed rate public notes due June 15, 2009. Approximately $0.2 million of the settlement received has been deferred and will be recognized as a reduction of interest expense over the remaining life of the notes.

During the quarter ended March 31, 2009, the Operating Partnership continued to invest in various investment securities in an effort to increase the amounts earned on the significant amount of unrestricted cash on hand throughout 2008 and 2009. The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of March 31, 2009 (amounts in thousands):

		Other Assets
Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income

Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$100,000	$-	$-	$100,000	$241

Total Held-to-Maturity		100,000	-	-	100,000	241

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	39,000	237	-	39,237	319
Other	Between one and five years or N/A	56,919	3,626	(123)	60,422	1,750

Total Available-for-Sale		95,919	3,863	(123)	99,659	2,069

Grand Total		$195,919	$3,863	$(123)	$199,659	$2,310

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

¡	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

¡

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

¡	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Operating Partnership’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Operating Partnership that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $38.1 million as of March 31, 2009 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

The Operating Partnership’s investment securities are valued using quoted market prices or readily available market interest rate data. The quoted market prices are classified within Level 1 of the valuation hierarchy and the market interest rate data are classified within Level 2 of the valuation hierarchy.

12.	Earnings Per Unit

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted (amounts in thousands except per Unit amounts):

	Quarter ended March 31,
	2009	2008
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$23,487	$17,934
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	69	(268)
Allocation to Preference Units	(3,620)	(3,633)
Allocation to Preference Interests and Junior Preference Units	(4)	(4)

Income from continuing operations available to Units	19,932	14,029
Discontinued operations, net	61,934	129,594

Numerator for net income per Unit – basic and diluted	$81,866	$143,623

Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	288,710	287,079
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of EQR’s long-term compensation award shares/units	143	2,238

Denominator for net income per Unit – diluted	288,853	289,317

Net income per Unit – basic	$0.28	$0.50

Net income per Unit – diluted	$0.28	$0.50

Net income per Unit – basic:
Income from continuing operations available to Units	$0.069	$0.049
Discontinued operations, net	0.214	0.451

Net income per Unit – basic	$0.283	$0.500

Net income per Unit – diluted:
Income from continuing operations available to Units	$0.069	$0.048
Discontinued operations, net	0.214	0.448

Net income per Unit – diluted	$0.283	$0.496

Convertible preference interests/units that could be converted into 406,031 and 444,474 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the quarters ended March 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($531.1 million outstanding at March 31, 2009) exchangeable senior notes was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during the quarters ended March 31, 2009 and 2008 (amounts in thousands).

	Quarter Ended March 31,
	2009	2008
REVENUES
Rental income	$3,945	$25,501

Total revenues	3,945	25,501

EXPENSES (1)
Property and maintenance	2,796	8,777
Real estate taxes and insurance	528	3,235
Property management	-	(65)
Depreciation	443	6,385
General and administrative	5	3

Total expenses	3,772	18,335

Discontinued operating income	173	7,166

Interest and other income	3	(18)
Interest (2):
Expense incurred, net	(35)	(269)
Amortization of deferred financing costs	(32)	(1)
Income and other tax (expense) benefit	(46)	199

Discontinued operations	63	7,077
Net gain on sales of discontinued operations	61,871	122,517

Discontinued operations, net	$61,934	$129,594

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the quarter ended March 31, 2009 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2008 were $75.7 million and $4.4 million, respectively.

The net real estate basis of the Operating Partnership’s active condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Operating Partnership’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $12.5 million and $12.6 million at March 31, 2009 and December 31, 2008, respectively.

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

The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at March 31, 2009. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.

The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Operating Partnership.

The Operating Partnership has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Operating Partnership periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the quarter ended March 31, 2009, the Operating Partnership paid approximately $0.7 million in settlements. As a result, the Operating Partnership had total reserves of approximately $9.6 million at March 31, 2009. While no assurances can be given, the Operating Partnership does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Operating Partnership.

As of March 31, 2009, the Operating Partnership has eight projects totaling 2,826 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Operating Partnership, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project). However, the buy-sell provisions with one partner covering three projects required the Operating Partnership to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property. During the quarter ended March 31, 2009, the Operating Partnership paid approximately $2.8 million to acquire its partner’s interest in the three projects.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the quarters ended March 31, 2009 and 2008, respectively.

The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2009 and 2008, respectively, as well as total assets at March 31, 2009 (amounts in thousands):

	Quarter Ended March 31, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$140,105	$98,937	$113,319	$111,484	$-	$463,845
Non-same store/other (2) (3)	12,554	4,541	3,175	7,813	20,353	48,436

Total rental income	152,659	103,478	116,494	119,297	20,353	512,281

Operating expenses:
Same store (1)	55,260	35,367	48,900	38,970	-	178,497
Non-same store/other (2) (3)	5,482	2,158	1,344	3,568	17,472	30,024

Total operating expenses	60,742	37,525	50,244	42,538	17,472	208,521

NOI:
Same store (1)	84,845	63,570	64,419	72,514	-	285,348
Non-same store/other (2) (3)	7,072	2,383	1,831	4,245	2,881	18,412

Total NOI	$91,917	$65,953	$66,250	$76,759	$2,881	$303,760

Total assets	$4,786,043	$2,736,714	$3,129,038	$2,988,498	$2,395,363	$16,035,656

(1) Same store includes properties owned for all of both periods ending March 31, 2009 and March 31, 2008 which represented 123,120 units.
(2) Non-same store includes properties acquired after January 1, 2008.

(3)    Other includes ECH, development, condominium conversion overhead of $0.5 million and other corporate operations. Also reflects a $2.3 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended March 31, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$138,860	$97,515	$115,478	$112,849	$-	$464,702
Non-same store/other (2) (3)	4,912	4,292	22	5,325	21,094	35,645

Total rental income	143,772	101,807	115,500	118,174	21,094	500,347

Operating expenses:
Same store (1)	53,710	34,530	47,411	38,027	-	173,678
Non-same store/other (2) (3)	2,878	1,522	80	3,782	25,400	33,662

Total operating expenses	56,588	36,052	47,491	41,809	25,400	207,340

NOI:
Same store (1)	85,150	62,985	68,067	74,822	-	291,024
Non-same store/other (2) (3)	2,034	2,770	(58)	1,543	(4,306)	1,983

Total NOI	$87,184	$65,755	$68,009	$76,365	$(4,306)	$293,007

(1) Same store includes properties owned for all of both periods ending March 31, 2009 and March 31, 2008 which represented 123,120 units.
(2) Non-same store includes properties acquired after January 1, 2008.

(3)    Other includes ECH, development, condominium conversion overhead of $0.7 million and other corporate operations. Also reflects a $3.2 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b)	Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c)	Southeast – Atlanta, Jacksonville, Orlando, Raleigh/Durham, South Florida and Tampa.
(d)	Southwest – Albuquerque, Dallas/Ft. Worth, Inland Empire, Los Angeles, Orange County, Phoenix, San Diego and Tulsa.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2009 and 2008, respectively (amounts in thousands):

	Quarter Ended March 31,
	2009	2008

Rental income	$512,281	$500,347
Property and maintenance expense	(133,543)	(132,837)
Real estate taxes and insurance expense	(55,964)	(53,327)
Property management expense	(19,014)	(21,176)

Total operating expenses	(208,521)	(207,340)

Net operating income	$303,760	$293,007

16.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2009 and through April 30, 2009, the Operating Partnership repaid $281.0 million of mortgage loans.

Other

During the quarters ended March 31, 2009 and 2008, the Operating Partnership recorded approximately $0.6 million and $1.7 million of additional general and administrative expense, respectively, and $0.4 million and $0.2 million of additional property management expense, respectively, related primarily to cash severance for various employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2008.

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

¡

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

¡	Sources of capital to the Operating Partnership or labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;
¡

Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily housing and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond the Operating Partnership’s control; and

¡	Additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

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

EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also operates property management offices throughout the United States. As of April 30, 2009, the Operating Partnership has approximately 4,600 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of March 31, 2009 owned an approximate 94.4% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize current income, capital appreciation of each property and the total return for its shareholders. The Operating Partnership’s strategy for accomplishing these objectives includes:

¡	Leveraging our size and scale in four critical ways:

¡	Investing in apartment communities located in strategically targeted markets to maximize our total return on an enterprise level;
¡	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;
¡	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and
¡	Sharing resources, customers and best practices in property management and across the enterprise.

¡	Owning a highly diversified portfolio by investing in target markets defined by a combination of the following criteria:

¡	High barrier-to-entry (low supply);
¡	Strong economic predictors (high demand); and
¡	Attractive quality of life (high demand and retention).

¡

Giving residents reasons to stay with the Operating Partnership by providing a range of product options available in our diversified portfolio and by enhancing their experience through our employees and our services.

¡	Being open and responsive to market realities to take advantage of investment opportunities that align with our long-term vision.

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

When evaluating potential acquisitions, developments and dispositions, the Operating Partnership generally considers the following factors:

¡	strategically targeted markets;
¡	income levels and employment growth trends in the relevant market;
¡	employment and household growth and net migration of the relevant market’s population;
¡

barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction costs, among other factors);

¡	the location, construction quality, condition and design of the property;

¡	the current and projected cash flow of the property and the ability to increase cash flow;
¡	the potential for capital appreciation of the property;
¡	the terms of resident leases, including the potential for rent increases;
¡	the potential for economic growth and the tax and regulatory environment of the community in which the property is located;
¡	the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
¡	the prospects for liquidity through sale, financing or refinancing of the property;
¡	the benefits of integration into existing operations;
¡	purchase prices and yields of available existing stabilized properties, if any;
¡

competition from existing multifamily properties, comparably priced single family homes or rentals, residential properties under development and the potential for the construction of new multifamily properties in the area; and

¡	opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Operating Partnership generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition, development and rehab strategies and at times to fund its debt and equity repurchase activities. In addition, when feasible, the Operating Partnership may structure these transactions as tax-deferred exchanges.

Current Environment

The slowdown in the economy, which accelerated in the fourth quarter of 2008 and has continued into 2009, coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for the remainder of 2009. Since the fourth quarter of 2008 and continuing into the second quarter of 2009, our revenue has declined in most of our major markets as the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss should perform better than markets with employment issues, although all of our markets are continuing to experience job losses. Should the current credit crisis and general economic recession continue, the Operating Partnership may continue to experience a period of declining revenues, which would adversely impact the Operating Partnership’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents or causes us to lower rents on turnover units and lease renewals. Since the second half of 2008, continued job losses and lower household formation have caused us to lower rents (sometimes significantly) for new residents. While we have generally been able to maintain existing rent levels with renewing residents, we have seen declines in certain markets.

After two consecutive years of modest expense growth (same store expenses grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Operating Partnership anticipates that 2009 expenses will increase at a higher rate primarily due to cost pressures from non-controllable areas such as utilities and real estate taxes. Accordingly, quarter over quarter same store expenses increased 2.8% during the quarter ended March 31, 2009. The combination of expected declines in revenues and higher overall expense levels will have a negative impact on the Operating Partnership’s results of operations for 2009.

The continued credit crisis has negatively impacted the availability and pricing of debt capital. During this time, the multifamily residential sector has benefited from the continued liquidity provided by Fannie Mae and Freddie Mac. A vast majority of the properties we sold in 2008 and 2009 were financed for the purchaser by one of these agencies. Furthermore, Fannie Mae and Freddie Mac provided us with approximately $1.6 billion of secured mortgage financing in 2008 at attractive rates when compared to other sources of credit. Should these agencies discontinue providing liquidity to our sector, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets.

In response to the recession and liquidity issues prevalent in the debt markets, we took a number of steps to better position ourselves. In early 2008, we began pre-funding our maturing debt obligations with approximately $1.6 billion in secured mortgage financing obtained from Fannie Mae and Freddie Mac. We also significantly reduced our acquisition activity. During the second half of 2008 and into the first quarter of 2009, we only acquired one property while we continued selling non-core assets. We expect to continue to be a net seller of assets during 2009 should current conditions continue. Additionally, we significantly reduced our development activities, starting only two new projects in the first half of 2008 and none in the second half of the year or in the first quarter of 2009. We also reduced the number of planned development projects we will undertake in the future and took a $116.4 million impairment charge in 2008 to reduce the value of five assets that we no longer plan on pursuing. We do not currently anticipate starting any new wholly-owned development projects during 2009 unless market conditions improve significantly. Finally, during 2009 we also expect to continue our focus on our expense control initiatives.

Our specific current expectations regarding our results for 2009 and certain items that will affect them are set forth under Results of Operations below.

We believe that cash and cash equivalents, securities readily convertible to cash and current availability on our revolving credit facility will provide sufficient liquidity to meet our funding obligations relating to debt retirement and existing development projects into 2011. We expect that our remaining funding obligations for 2011 and subsequent periods will be met through new borrowings, property dispositions and cash generated from operations.

Despite the challenging conditions noted above, we believe that the Operating Partnership is well-positioned to withstand the continuing economic downturn. Our properties are geographically diverse and were approximately 93% occupied as of March 31, 2009, little new multifamily rental supply has been added to most of our markets, the national single family home ownership rate continues to decline and the long-term demographic picture is positive.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Operating Partnership continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the quarter ended March 31, 2009 as follows:

¡	Sold $160.3 million of apartment properties consisting of 12 properties and 1,747 units, as well as 1 condominium unit for $0.1 million.

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

Properties that the Operating Partnership owned for all of both of the quarters ended March 31, 2009 and 2008 (the “First Quarter 2009 Same Store Properties”), which represented 123,120 units, impacted the Operating Partnership’s results of operations. The First Quarter 2009 Same Store Properties are discussed in the following paragraphs.

The Operating Partnership’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2009 and 2008. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2009 to the quarter ended March 31, 2008

For the quarter ended March 31, 2009, income from continuing operations increased by approximately $5.6 million or 31.0% when compared to the quarter ended March 31, 2008. The increase in continuing operations is discussed below.

Revenues from the First Quarter 2009 Same Store Properties decreased $0.9 million primarily as a result of an increase in move-in concessions offered to residents and a decline in occupancy, partially offset by a minor increase in average rental rates charged to residents. Expenses from the First Quarter 2009 Same Store Properties increased $4.8 million primarily due to higher real estate taxes, payroll and utility costs. The following tables provide comparative results and statistics for the First Quarter 2009 Same Store Properties:

First Quarter 2009 vs. First Quarter 2008

Quarter over Quarter Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 123,120 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover

Q1 2009	$463,845	$178,497	$285,348	$1,341	93.7%	13.5%
Q1 2008	$464,702	$173,678	$291,024	$1,337	94.2%	13.7%

Change	$(857)	$4,819	$(5,676)	$4	(0.5%)	(0.2%)

Change	(0.2%)	2.8%	(2.0%)	0.3%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2009 Same Store Properties:

	Quarter Ended March 31,
	2009	2008
	(Amounts in thousands)

Operating income	$144,181	$139,509
Adjustments:
Non-same store operating results	(18,412)	(1,983)
Fee and asset management revenue	(2,863)	(2,294)
Fee and asset management expense	2,003	2,180
Depreciation	150,045	141,195
General and administrative	10,394	12,417

Same store NOI	$285,348	$291,024

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

Non-same store operating results increased approximately $16.4 million and consist primarily of properties acquired in calendar year 2008, as well as operations from completed development properties and our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.7 million primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis along with the addition of McChord Air Force Base, as well as a decrease in asset management expenses. As of March 31, 2009 and 2008, the Operating Partnership managed 14,263 and 14,472 units, respectively, primarily for unconsolidated entities and our military housing ventures at Fort Lewis and McChord Air Force Base.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $2.2 million or 10.2%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $8.9 million or 6.3% primarily as a result of additional depreciation expense on properties acquired in 2008, the reclassification of 2008 depreciation expense to discontinued operations for properties sold subsequent to January 1, 2008 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $2.0 million or 16.3% primarily due to lower overall payroll-related costs as a result of a decrease in the number of properties in the Operating Partnership’s portfolio, as well as a $1.1 million decrease in severance related costs in 2009. The Operating Partnership anticipates that general and administrative expenses will approximate $40.0 million to $42.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $2.7 million or 78.7% primarily as a result of interest earned on the Operating Partnership’s investment in corporate notes (see Note 11) as well as a $2.0 million gain recognized during the quarter ended March 31, 2009 related to the partial debt extinguishment of the Operating Partnership’s August 2026 convertible notes (see Note 9). This was partially offset by a decrease in interest earned on 1031 exchange and security deposits due primarily to the decline in the Operating Partnership’s transaction activities and a decrease in interest earned on cash and cash equivalents due to a decrease in interest rates and overall balances, as well as less litigation settlement proceeds received in 2009. The Operating Partnership anticipates that interest and other income will approximate $11.0 million to $14.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Other expenses increased approximately $0.1 million primarily due to the Operating Partnership’s adoption of SFAS No. 141(R) on January 1, 2009, which required the expensing of transaction costs associated with the Operating Partnership’s acquisition of all of its partner’s interest in three previously partially owned properties consisting of 833 units during the quarter ended March 31, 2009.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $5.2 million or 4.3% primarily as a result of higher overall debt levels outstanding due to the Operating Partnership’s pre-funding of its 2008 and 2009 debt maturities and lower capitalized interest, partially offset by lower overall effective interest rates. During the quarter ended March 31, 2009, the Operating Partnership capitalized interest costs of approximately $10.6 million as compared to $14.7 million for the quarter ended March 31, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2009 was 5.41% as compared to 5.61% for the quarter ended March 31, 2008. The Operating Partnership anticipates that interest expense will approximate $475.0 million to $495.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.9 million or 28.8% primarily due to a change in estimate for Texas state taxes, partially offset by an increase in business taxes for Washington, D.C. The Operating Partnership anticipates that income and other tax expense will approximate $3.0 million to $4.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased approximately $0.1 million as compared to the quarter ended March 31, 2008 primarily due to the recognition of operating losses from one of the Operating Partnership’s partially owned unconsolidated entities.

Net gain on sales of unconsolidated entities increased approximately $2.8 million between the periods under comparison as the Operating Partnership recognized a $2.8 million gain on the sale of an unconsolidated institutional joint venture property during the quarter ended March 31, 2009.

Discontinued operations, net decreased approximately $67.7 million or 52.2% between the periods under comparison. This decrease is primarily due to a decrease in the number and mix of properties sold during the quarter ended

March 31, 2009 compared to the same period in 2008 and the operations of those properties. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2009, the Operating Partnership had approximately $890.8 million of cash and cash equivalents and $1.29 billion available under its revolving credit facility (net of $130.0 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at March 31, 2009 was approximately $428.6 million and the amount available on the Operating Partnership’s revolving credit facility was $1.31 billion (net of $115.2 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). In 2008, the Operating Partnership built a significant cash and cash equivalents balance as a direct result of its decision to pre-fund its 2008 and 2009 debt maturities with the closing of three secured mortgage loan pools totaling $1.6 billion. The decline in the Operating Partnership’s cash and cash equivalents balance since December 31, 2008 is a direct result of the application of the pre-funded cash on hand towards the Operating Partnership’s debt tender and debt repurchase activities.

During the quarter ended March 31, 2009, the Operating Partnership generated proceeds from various transactions, which included the following:

¡	Disposed of 13 properties and one condominium unit, receiving net proceeds of approximately $133.2 million;
¡	Obtained $57.7 million of new mortgage loans primarily on development properties; and
¡	Issued approximately 0.2 million Units and received net proceeds of $2.9 million.

During the quarter ended March 31, 2009, the above proceeds were primarily utilized to:

¡	Invest $82.2 million primarily in development projects;
¡	Repurchase 47,450 OP Units, utilizing cash of $1.1 million (see Note 3);
¡	Repurchase $307.8 million of fixed rate public notes; and
¡	Repay $146.2 million of mortgage loans.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. EQR repurchased $1.1 million (47,450 shares at an average price per share of $23.69) of its Common Shares during the quarter ended March 31, 2009. Concurrent with these transactions, the Operating Partnership repurchased and retired 47,450 OP Units previously issued to EQR. As of March 31, 2009, EQR had authorization to repurchase an additional $466.5 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Operating Partnership’s total debt summary and debt maturity schedules as of March 31, 2009 are as follows:

Debt Summary as of March 31, 2009

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)

Secured	$4,941,277	49.0%	4.84%	8.3
Unsecured	5,141,358	51.0%	5.42%	5.5

Total	$10,082,635	100.0%	5.14%	6.8

Fixed Rate Debt:
Secured – Conventional	$3,681,350	36.5%	5.97%	7.2
Unsecured – Public/Private	4,429,508	43.9%	5.99%	5.7
Unsecured – Tax Exempt	75,790	0.8%	5.20%	20.2

Fixed Rate Debt	8,186,648	81.2%	5.97%	6.5

Floating Rate Debt:
Secured – Conventional	624,022	6.2%	2.11%	2.1
Secured – Tax Exempt	635,905	6.3%	0.79%	21.3
Unsecured – Public/Private	600,460	6.0%	1.49%	1.3
Unsecured – Tax Exempt	35,600	0.3%	0.46%	19.7
Unsecured – Revolving Credit Facility	-	-	-	2.8

Floating Rate Debt	1,895,987	18.8%	1.43%	8.3

Total	$10,082,635	100.0%	5.14%	6.8

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2009.

Note: The Operating Partnership capitalized interest of approximately $10.6 million and $14.7 million during the quarters ended March 31, 2009 and 2008, respectively.

Debt Maturity Schedule as of March 31, 2009

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)

2009	$155,979	$463,187	$619,166	6.1%	7.53%	4.03%
2010 (2)	274,993	670,053	945,046	9.4%	7.23%	3.22%
2011 (3)	1,253,533	78,417	1,331,950	13.2%	5.56%	5.35%
2012	924,579	3,673	928,252	9.2%	6.01%	6.01%
2013	565,865	-	565,865	5.6%	5.93%	5.93%
2014	516,959	-	516,959	5.1%	5.28%	5.28%
2015	355,081	-	355,081	3.5%	6.41%	6.41%
2016	1,088,709	-	1,088,709	10.8%	5.32%	5.32%
2017	1,345,997	456	1,346,453	13.4%	5.87%	5.87%
2018	335,500	44,677	380,177	3.8%	5.96%	5.61%
2019+	1,369,453	635,524	2,004,977	19.9%	5.85%	4.91%

Total	$8,186,648	$1,895,987	$10,082,635	100.0%	5.83%	5.18%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2009.
(2)

Includes the Operating Partnership’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.

(3)

Includes $531.1 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Operating Partnership’s unsecured debt as of March 31, 2009:

Unsecured Debt Summary as of March 31, 2009

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	4.750%	06/15/09	(1)	$122,239	$(26)	$122,213
	6.950%	03/02/11	(2)	114,806	1,914	116,720
	6.625%	03/15/12		400,000	(868)	399,132
	5.500%	10/01/12		350,000	(1,208)	348,792
	5.200%	04/01/13		400,000	(473)	399,527
	5.250%	09/15/14		500,000	(337)	499,663
	6.584%	04/13/15		300,000	(672)	299,328
	5.125%	03/15/16		500,000	(372)	499,628
	5.375%	08/01/16		400,000	(1,360)	398,640
	5.750%	06/15/17		650,000	(4,196)	645,804
	7.125%	10/15/17		150,000	(554)	149,446
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(3)	531,092	(20,477)	510,615
Floating Rate Adjustments			(1)	(100,000)	-	(100,000)

				4,458,137	(28,629)	4,429,508

Fixed Rate Tax Exempt Notes:
	5.200%	06/15/29	(4)	75,790	-	75,790

Floating Rate Tax Exempt Notes:
	7-Day SIFMA	12/15/28	(4)	35,600	-	35,600

Floating Rate Notes:
		06/15/09	(1)	100,000	-	100,000
FAS 133 Adjustments – net			(1)	460	-	460
Term Loan Facility	LIBOR+0.50%	10/05/10	(4) (5)	500,000	-	500,000

				600,460	-	600,460

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(6)	-	-	-

Total Unsecured Debt				$5,169,987	$(28,629)	$5,141,358

Note: SIFMA stands for the Securities Industry and Financial Markets Association and is the tax-exempt index equivalent of LIBOR.

(1)

$100.0 million in fair value interest rate swaps converts a portion of the 4.750% notes due June 15, 2009 to a floating interest rate. On January 27, 2009, the Operating Partnership repurchased $105.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009. In conjunction with the tender offer, the Operating Partnership terminated $50.0 million of the $150.0 million in fair value swaps outstanding at January 1, 2009 and received approximately $0.4 million.

(2)	On January 27, 2009, the Operating Partnership repurchased $185.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009.
(3)

Convertible notes mature on August 15, 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021. During the quarter ended March 31, 2009, the Operating Partnership repurchased $17.5 million of these notes at a discount to par of approximately 11.6% and recognized a gain on early debt extinguishment of $2.0 million. Effective January 1, 2009, the Operating Partnership adopted FSP APB 14-1, which requires companies to expense the implied option value inherent in convertible debt. In conjunction with this adoption, the Operating Partnership recorded an adjustment of $17.3 million to the beginning balance of the discount on its convertible notes.

(4)	Notes are private. All other unsecured debt is public.
(5)	Represents the Operating Partnership’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.
(6)	As of March 31, 2009, there was no amount outstanding and approximately $1.31 billion available on the Operating Partnership’s unsecured revolving credit facility.

As of April 30, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December

2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount). As of April 30, 2009, an unlimited amount of equity securities remains available for issuance by EQR under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount). Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2009 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange; (ii) the “OP Unit Equivalent” of all convertible preference units/interests; and (iii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of March 31, 2009

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,941,277	49.0%
Unsecured Debt		5,141,358	51.0%

Total Debt		10,082,635	100.0%	64.6%

Units	290,127,346
OP Unit Equivalents (see below)	405,555

Total outstanding at quarter-end	290,532,901
EQR Common Share Price at March 31, 2009	$18.35

		5,331,279	96.4%
Perpetual Preference Units (see below)		200,000	3.6%

Total Equity		5,531,279	100.0%	35.4%

Total Market Capitalization		$15,613,914		100.0%

Convertible Preference Units as of March 31, 2009

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	OP Unit Equivalents
Preference Units:
7.00% Series E	11/1/98	328,466	$8,212	$1.75	$575		1.1128	365,517
7.00% Series H	6/30/98	22,459	561	1.75	39		1.4480	32,521
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517

Total Convertible Preference Units		358,292	$8,957		$629	7.02%		405,555

Perpetual Preference Units as of March 31, 2009

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Operating Partnership experiences shortfalls in its coverage of distributions, which may cause the Operating Partnership to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Operating Partnership’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.7 billion in investment in real estate on the Operating Partnership’s balance sheet at March 31, 2009, $11.1 billion or 59.6%, was unencumbered. However, there can be no assurances that these sources of capital will be available to the Operating Partnership in the future.

As of April 30, 2009, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. As of April 30, 2009, EQR’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with available borrowings as of March 31, 2009 of $1.31 billion that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements. As of April 30, 2009, no amounts were outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2009.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:

¡	Replacements (inside the unit). These include:
¡	flooring such as carpets, hardwood, vinyl, linoleum or tile;
¡	appliances;
¡	mechanical equipment such as individual furnace/air units, hot water heaters, etc;
¡	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and
¡	blinds/shades.

All replacements are depreciated over a five-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

¡	Building improvements (outside the unit). These include:
¡	roof replacement and major repairs;
¡	paving or major resurfacing of parking lots, curbs and sidewalks;
¡	amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;
¡	major building mechanical equipment systems;
¡	interior and exterior structural repair and exterior painting and siding;

¡	major landscaping and grounds improvement; and
¡	vehicles and office and maintenance equipment.

All building improvements are depreciated over a five to ten-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.

For the quarter ended March 31, 2009, our actual improvements to real estate totaled approximately $26.6 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Quarter Ended March 31, 2009

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	112,050	$8,556	$76	$6,398	$57	$14,954	$133

New Acquisition Properties (3)	13,784	724	54	1,642	121	2,366	175

Other (4)	6,135	8,125		1,199		9,324

Total	131,969	$17,405		$9,239		$26,644

(1)

Total units – Excludes 9,560 unconsolidated units and 4,703 military housing (fee managed) units, for which capitalized improvements to real estate are self-funded and do not consolidate into the Operating Partnership’s results.

(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2007.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2007, 2008 and 2009. Per unit amounts are based on a weighted average of 13,524 units.
(4)

Other – Primarily includes properties either partially owned or sold during the period, commercial space and corporate housing. Also includes $7.4 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

For 2009, the Operating Partnership estimates an annual stabilized run rate of approximately $925 per unit of capital expenditures for its established properties. The above assumption is based on current expectations and is forward-looking.

During the quarter ended March 31, 2009, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $0.7 million. The Operating Partnership expects to fund approximately $1.3 million in additions to non-real estate property for the remainder of 2009. The above assumption is based on current expectations and is forward-looking.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2009.

Other

Total distributions paid in April 2009 amounted to $142.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

The Operating Partnership has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Operating Partnership’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. During 2000 and 2001, the Operating Partnership entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Operating Partnership sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Operating Partnership’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Operating Partnership. The Operating Partnership’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Operating Partnership sold three properties consisting of 670 units and one property consisting of 400 units during the years ended December 31, 2008 and 2007, respectively. In addition, the Operating Partnership sold one property consisting of 216 units during the quarter ended March 31, 2009. The Operating Partnership and its joint venture partner currently intend to wind up these investments over the next few years by selling the related assets. The Operating Partnership cannot estimate what, if any, profit it will receive from these dispositions or if the Operating Partnership will in fact receive its equity back.

As of March 31, 2009, the Operating Partnership has eight projects totaling 2,826 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Operating Partnership’s Consolidated Financial Statements.

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

Funds From Operations

For the quarter ended March 31, 2009, Funds From Operations (“FFO”) available to Units decreased by $2.1 million or 1.2%, as compared to the quarter ended March 31, 2008.

The following is a reconciliation of net income to FFO available to Units for the quarters ended March 31, 2009 and 2008:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2009	2008 (3)
Net income	$85,421	$147,528
Adjustments:
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	69	(268)
Depreciation	150,045	141,195
Depreciation – Non-real estate additions	(1,898)	(2,051)
Depreciation – Partially Owned and Unconsolidated Properties	183	1,034
Net gain on sales of unconsolidated entities	(2,765)	-
Discontinued operations:
Depreciation	443	6,385
Net gain on sales of discontinued operations	(61,871)	(122,517)
Net incremental (loss) gain on sales of condominium units	(64)	366

FFO (1) (2)	169,563	171,672
Preferred distributions	(3,624)	(3,637)

FFO available to Units (1) (2)	$165,939	$168,035

(1)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Operating Partnership commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property. FFO available to Units is calculated on a basis consistent with net income available to Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preference units/interests in accordance with accounting principles generally accepted in the United States.

(2)

The Operating Partnership believes that FFO and FFO available to Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to Units do not represent net income, net income available to Units or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to Units should not be exclusively considered as alternatives to net income, net income available to Units or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Operating Partnership’s calculation of FFO and FFO available to Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

(3)

Net income, FFO and FFO available to Units have all been reduced by approximately $2.5 million in the first quarter of 2008 for the retrospective application of FSP APB 14-1 on convertible debt, which the Operating Partnership adopted as required on January 1, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership’s market risk has not changed materially from the amounts and information reported in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Operating Partnership’s Form 10-K for the year ended December 31, 2008. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2009, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

The Operating Partnership does not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Operating Partnership’s Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Operating Partnership’s Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) OP Units Repurchased in the Quarter Ended March 31, 2009

The Operating Partnership repurchased the following OP Units during the quarter ended March 31, 2009:

Period	Total Number of OP Units Purchased (1)	Average Price Paid Per Unit (1)	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (1)

January 2009	-	$-	-	$467,660,443
February 2009	47,450	$23.69	47,450	$466,536,298
March 2009	-	$-	-	$466,536,298

First Quarter 2009	47,450	$23.69	47,450

(1)

The OP Units repurchased during the quarter ended March 31, 2009 represent OP Units redeemed in response to repurchases of Common Shares under the Company’s publicly announced share repurchase program approved by its Board of Trustees. All of the shares repurchased during the quarter ended March 31, 2009 were repurchased from employees at an average price of $23.69 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $466.5 million of its shares as of March 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a Consent Solicitation Statement dated February 6, 2009 (as filed with the SEC), the Operating Partnership solicited the consent of its limited partners to certain amendments to the Operating Partnership’s limited partnership agreement (the “Amendments”) primarily relating to the issuance, under EQR’s long-term compensation plan, of a class of partnership interests, known as LTIP Units, to officers of EQR as an alternative to EQR’s restricted shares. Limited partners holding 13,264,459 OP Units, or 79.52% of the Operating Partnership’s issued and outstanding OP Units as of the record date for the solicitation, voted on this matter, which received the affirmative consent of limited partners holding in excess of 67% of the outstanding OP Units required to approve the Amendments. The results of the vote are as follows:

	FOR	AGAINST	ABSTAIN
Total OP Units	12,192,976	1,009,240	62,243
% of Voted OP Units	91.92%	7.61%	0.47%
% of Outstanding	73.10%	6.05%	0.37%

Item 6. Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date: May 7, 2009	By: /s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date: May 7, 2009	By: /s/ Ian S. Kaufman
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

Exhibit	Description	Location
3.1	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

10.1*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2009.

10.2*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer of Registrant’s General Partner.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

* Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.