Form 10-K
period 2010-12-31
ERP OPERATING LTD PARTNERSHIP
filed 2011-02-24
CIK 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Units of Limited Partnership Interest
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information to be contained in Equity Residential’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2010. Equity Residential is the general partner and 95.5% owner of ERP Operating Limited Partnership.

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
          EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also operates property management offices in each of its markets.
          EQR is the general partner of, and as of December 31, 2010 owned an approximate 95.5% ownership interest in ERPOP. All of EQR’s property ownership, development and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.
          As of December 31, 2010, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 451 properties located in 17 states and the District of Columbia consisting of 129,604 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	425	119,634
Partially Owned Properties — Consolidated	24	5,232
Military Housing	2	4,738

	451	129,604
          As of December 31, 2010, the Operating Partnership had approximately 4,000 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.
          Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements. See also Note 19 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.
Available Information
          You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityresidential.com. These reports are made available at our website as soon as reasonably practicable after we file them with the SEC.
Business Objectives and Operating and Investing Strategies
          The Operating Partnership invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
          Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. Revenue is maximized by driving qualified resident prospects to our properties, converting this traffic cost-effectively into new leases at the highest rent possible, keeping our residents satisfied and renewing their leases at yet higher rents. While we believe that it is our high-quality, well-located assets that bring our customers to us, it is our customer service that keeps them renting with us and recommending us to their friends.
          We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to review their account and make payments, provide feedback and make service requests on-line.
          We seek to maximize capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:
•	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties leading to low supply;

•	High single family home prices making our apartments a more economical housing choice;

•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

•	An attractive quality of life leading to high demand and retention and allowing us to more readily increase rents.
          Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings. In addition, the Operating Partnership may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. ERPOP may also acquire land parcels to hold and/or sell based on market opportunities. The Operating Partnership may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings. The Operating Partnership has also, in the past, converted some of its properties and sold them as condominiums but is not currently active in this line of business.
          The Operating Partnership primarily sources the funds for its new property acquisitions in its core markets with the sales proceeds from selling assets that are older or located in non-core markets. During the last five years, the Operating Partnership has sold over 97,000 apartment units for an aggregate sales price of $7.2 billion and acquired nearly 25,000 apartment units in its core markets for approximately $5.5 billion. We are currently acquiring and developing assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco, Seattle and to a lesser extent Denver. We also have investments (in the aggregate about 18% of our NOI) in other markets including Atlanta, Phoenix, Portland, Oregon, New England excluding Boston, Tampa, Orlando and Jacksonville but do not intend to acquire or develop assets in these markets.
          As part of its strategy, the Operating Partnership purchases completed and fully occupied apartment properties, partially completed or partially unoccupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. Currently, no single metropolitan area accounts for more than 17% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
          We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining the equipment and appliances on our property sites. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees’ engagement by surveying them annually and have consistently received high engagement scores.
          We have a commitment to sustainability and consider the environmental impacts of our business activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting and HVAC improvements at our properties that will reduce energy and water consumption.
Debt and Equity Activity
          Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s Capital Structure chart as of December 31, 2010.

Major Debt and Equity Activities for the Years Ended December 31, 2010, 2009 and 2008
During 2010:
•	The Operating Partnership issued $600.0 million of ten-year 4.75% fixed rate public notes in a public offering at an all-in effective interest rate of 5.09%, receiving net proceeds of $595.4 million before underwriting fees and other expenses.

•	EQR issued 2,506,645 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $71.6 million.

•	EQR issued 157,363 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.1 million.

•	EQR issued 6,151,198 Common Shares at an average price of $47.45 per share for total consideration of $291.9 million pursuant to its At-The-Market (“ATM”) share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

•	EQR repurchased and retired 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million (all related to the vesting of employee restricted shares). See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
During 2009:
•	The Operating Partnership obtained $500.0 million of mortgage loan proceeds through the issuance of an 11 year (stated maturity date of July 1, 2020) cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties.

•	EQR issued 422,713 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $9.1 million.

•	EQR issued 324,394 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.3 million.

•	EQR issued 3,497,300 Common Shares at an average price of $35.38 per share for total consideration of $123.7 million pursuant to its ATM share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

•	EQR repurchased and retired 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million (all related to the vesting of employee restricted shares). See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

•	The Operating Partnership repurchased $75.8 million of its 5.20% fixed rate tax-exempt notes.

•	The Operating Partnership repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009. In addition, the Operating Partnership repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•	The Operating Partnership repurchased $185.2 million at par and $21.7 million at a price of 106% of par of its 6.95% fixed rate public notes due March 2, 2011. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•	The Operating Partnership repurchased $146.1 million of its 6.625% fixed rate public notes due March 15, 2012 at a price of 108% of par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•	The Operating Partnership repurchased $127.9 million of its 5.50% fixed rate public notes due October 1, 2012 at a price of 107% of par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•	The Operating Partnership repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 (putable in 2011) at a price of 88.4% of par. In addition, the Operating Partnership repurchased $48.5 million of these notes at par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.
During 2008:
•	The Operating Partnership obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year (stated maturity date of October 1, 2019) cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties.

•	The Operating Partnership obtained $550.0 million of mortgage loan proceeds through the issuance of an 11.5 year (stated maturity date of March 1, 2020) cross-collateralized loan with a fixed stated interest rate for 10.5 years at approximately 6% secured by 15 properties.

•	The Operating Partnership obtained $543.0 million of mortgage loan proceeds through the issuance of an 8

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
          During the first quarter of 2011 through January 13, 2011, EQR has issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM share offering program. EQR has not issued any shares under this program since January 13, 2011.
          An unlimited amount of equity and debt securities remains available for issuance by EQR and the Operating Partnership under effective shelf registration statements filed with the SEC. Most recently, EQR and the Operating Partnership filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 (under SEC regulations enacted in 2005, the registration statement automatically expires on October 14, 2013 and does not contain a maximum issuance amount). However, as of February 16, 2011, issuances under the ATM share offering program are limited to 10,000,000  additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
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
          As of December 31, 2010, the amount available on the credit facility was $1.28 billion (net of $147.3 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above) and there was no amount outstanding. During the year ended December 31, 2010, the weighted average interest rate was 0.66%. As of December 31, 2009, the amount available on the credit facility was $1.37 billion (net of $56.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Operating Partnership did not draw and had no balance outstanding on its revolving credit facility at any time during the year ended December 31, 2009.
Competition
          All of the Operating Partnership’s properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership’s ability to lease apartment units at the properties or at any newly acquired properties and on the rents charged. The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership’s managers. In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties. See Item 1A. Risk Factors for additional information with respect to competition.

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
          The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our preference units, units of limited partnership interest (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”) of ERP Operating Limited Partnership. In this section, we refer to the preference units, OP Units and LTIP Units together as our “securities” and the investors who own Units and/or OP/LTIP Units as our “security holders”.
Our Performance and Securities Value are Subject to Risks Associated with the Real Estate Industry
          General
          Real property investments are subject to varying degrees of risk and are relatively illiquid. Numerous factors may adversely affect the economic performance and value of our properties and the ability to realize that value. These factors include changes in the global, national, regional and local economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other multifamily properties and single family homes and changes in market rental rates. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, all of which could increase over time. Sources of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.
We May Not Have Sufficient Cash Flows From Operations After Capital Expenditures to Cover Our Distributions and Our New Dividend Policy May Lead to Quicker Dividend Reductions
          We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of distributions to our security holders. However, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels. While our new dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than in the past should operating results deteriorate. See Item 7 for additional discussion regarding our new dividend policy.
          We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire
          When our residents decide not to renew their leases upon expiration, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond the Operating Partnership’s control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation which could limit our ability to raise rents. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.
New Acquisitions and/or Development Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties
          We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.
          In connection with such government regulation, we may incur liability if our properties are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Act, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance.
          Risks Involved in Real Estate Activity Through Joint Ventures
          We have in the past and may in the future develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks, including the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business or economic goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, the Operating Partnership’s joint venture partners may experience financial distress and to the extent they do not meet their obligations to us or our joint ventures with them, we may be adversely affected.
Because Real Estate Investments Are Illiquid, We May Not Be Able to Sell Properties When Appropriate
          Real estate investments generally cannot be sold quickly. We may not be able to reconfigure our portfolio promptly in response to economic or other conditions. This inability to reallocate our capital promptly could adversely affect our financial condition and ability to make distributions to our security holders.
          The Value of Investment Securities Could Result In Losses to the Operating Partnership
          From time to time, the Operating Partnership holds investment securities and/or cash investments that have a higher risk profile than the government obligations and bond funds, money market funds or bank deposits in which we generally invest. On occasion we may purchase securities of companies in our own industry as a means to invest funds. There may be times when we experience declines in the value of these investment securities, which may result in losses to the Operating Partnership and our financial condition or results of operations could be adversely affected. Sometimes the cash we deposit at a bank exceeds the FDIC insurance limit resulting in risk to the Operating Partnership of loss of funds if these banks fail.

Changes in Market Conditions and Volatility of Share Prices Could Adversely Affect the Market Price of EQR’s Common Shares
          The stock markets, including the New York Stock Exchange, on which EQR’s Common Shares are listed, have experienced significant price and volume fluctuations. As a result, the market price of EQR’s Common Shares could be similarly volatile, and investors in EQR’s Common Shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of EQR’s Common Shares may decline or fluctuate significantly in response to many factors, including but not limited to the following:
•	general market and economic conditions;

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our funds from operations, normalized funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance debt;

•	decreasing (or uncertainty in) real estate valuations;

•	a change in analyst ratings;

•	adverse market reaction to any additional debt we incur in the future;

•	governmental regulatory action, including changes or proposed changes to the mandates of Fannie Mae or Freddie Mac, and changes in tax laws; and

•	the issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR’s ATM program.
          Changes in Laws and Litigation Risk Could Affect Our Business
          We are generally not able to pass through to our residents under existing leases any real estate or other federal, state or local taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders.
          We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, employment, development, condominium conversion, tort and commercial legal issues that, if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.
Any Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on EQR’s Share Price
          Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on EQR’s share price.
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
          There have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. As some of these lawsuits have resulted in substantial monetary judgments or settlements, insurance carriers have reacted by excluding mold-related claims from standard policies and pricing mold endorsements at prohibitively high rates. While we have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents or the property, should mold become an issue in the future, our financial condition or results of operations may be adversely affected.
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
          In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.
          Insurance Policy Deductibles, Exclusions and Counterparties
          As of December 31, 2010, the Operating Partnership’s property insurance policy provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 80% of any excess losses being covered by insurance. Any earthquake and named windstorm losses are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention. The Operating Partnership’s general liability and worker’s compensation policies at December 31, 2010 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Operating Partnership to greater potential uninsured losses, but management has reviewed its claims history over the years and believes the savings in insurance premium expense justify this potential increased exposure over the long-term. However, the potential impact of climate change and increased severe weather could cause a significant increase in insurance premiums and deductibles, particularly for our coastal properties, or a decrease in the availability of coverage, either of which could expose the Operating Partnership to even greater uninsured losses which may adversely affect our financial condition or results of operations.
          As a result of the terrorist attacks of September 11, 2001, property insurance carriers created exclusions for losses from terrorism from our “all risk” property insurance policies. As of December 31, 2010, the Operating Partnership was insured for $500.0 million in terrorism insurance coverage, with a $100,000 deductible. This coverage excludes losses from nuclear, biological and chemical attacks. In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Operating Partnership has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint.
          In addition, the Operating Partnership relies on third party insurance providers for its property, general liability and worker’s compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact the Operating Partnership.
     Non-Performance by Our Operating Counterparties Could Adversely Affect Our Performance
     We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties. As a result, defaults by counterparties could result in services not being provided, or volatility in the financial markets could affect counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our business and results of operations.

Debt Financing and Preference Units Could Adversely Affect Our Performance
          General
          Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s total debt and unsecured debt summaries as of December 31, 2010.
          In addition to debt, we have $200.0 million of combined liquidation value of outstanding preference units with a weighted average dividend preference of 6.93% per annum as of December 31, 2010. Our use of debt and preferred equity financing creates certain risks, including the following:
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
          Potential Reforms to Fannie Mae and Freddie Mac Could Adversely Affect Our Performance
          There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets and/or the values realized upon sale. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market’s perception of Fannie Mae and Freddie Mac, which guarantee and provide liquidity for these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if Fannie Mae or Freddie Mac fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Operating Partnership to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.
          Non-Performance by Our Financial Counterparties Could Adversely Affect Our Performance
          Although we have not experienced any material counterparty non-performance, disruptions in financial and credit markets could, among other things, impede the ability of our counterparties to perform on their contractual obligations. There are multiple financial institutions that are individually committed to lend us varying amounts as part of our revolving credit facility. Should any of these institutions fail to fund their committed amounts when contractually required, our financial condition could be adversely affected. Should several of these institutions fail to fund, we could experience significant financial distress. One of the financial institutions, with a commitment of $75.0 million, declared bankruptcy in 2008 and will not honor its financial commitment. Our borrowing capacity under the credit facility has in essence been permanently reduced to $1.425 billion.
          The Operating Partnership also has developed assets with joint venture partners which were financed by financial institutions that have experienced varying degrees of distress in the past and could experience similar distress as economic conditions change. If one or more of these lenders fail to fund when contractually required, the Operating Partnership or its joint venture partner may be unable to complete construction of its development properties.
          A Significant Downgrade in Our Credit Ratings Could Adversely Affect Our Performance
          A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility, would cause our borrowing costs to increase under the facility and impact our ability to borrow secured and unsecured debt, or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders’ requirements at the lower rating level.
          Scheduled Debt Payments Could Adversely Affect Our Financial Condition
          In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.
          We may not be able to refinance existing debt, including joint venture indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.
          Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Operating Partnership’s debt maturity schedule as of December 31, 2010.
          Financial Covenants Could Adversely Affect the Operating Partnership’s Financial Condition
          The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Operating Partnership believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2010 and 2009, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.
          Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements restrict our ability to increase our rental rates to low or moderate-income residents, or eligible/qualified residents, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweighs any loss of income due to restrictive covenants or deed restrictions, this may not always be the case.
          Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing
          Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 38.4% as of December 31, 2010. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31,	December 31,
	2010	2009
Total Debt to Adjusted Total Assets (not to exceed 60%)	48.5%	48.8%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	23.2%	24.9%

Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	2.46	2.44

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	256.0%	256.5%
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
          Derivatives and Hedging Activity Could Adversely Affect Cash Flow
          In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to increase our exposure to floating interest rates. There can be no assurance that these hedging arrangements will have the desired beneficial impact. These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. No strategy can completely insulate us from the risks associated with interest rate fluctuations.
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
Control and Influence by Significant OP Unit Holders Could Be Exercised in a Manner Adverse to Other OP Unit Holders
          The consent of certain affiliates of Mr. Zell is required for certain amendments to ERPOP’s Sixth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the Zell affiliates may have influence over ERPOP. Although to ERPOP’s knowledge these OP Unit holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over ERPOP’s affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other OP Unit holders. For additional information regarding the security ownership of Mr. Zell and EQR’s executive officers, see EQR’s definitive proxy statement.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2010, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 451 properties located in 17 states and the District of Columbia consisting of 129,604 apartment units. The Operating Partnership’s properties are summarized by building type in the following table:

			Average
Type	Properties	Apartment Units	Apartment Units
Garden	354	100,551	284
Mid/High-Rise	95	24,315	256
Military Housing	2	4,738	2,369

Total	451	129,604

     The Operating Partnership’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	425	119,634
Partially Owned Properties — Consolidated	24	5,232
Military Housing	2	4,738

	451	129,604

     The following table sets forth certain information by market relating to the Operating Partnership’s properties at December 31, 2010:
PORTFOLIO SUMMARY

				% of	Average
			% of Total	Stabilized	Rental
Markets	Properties	Apartment Units	Apartment Units	NOI	Rate (1)
1 New York Metro Area	28	8,290	6.4%	12.7%	$2,843
2 DC Northern Virginia	31	10,393	8.0%	12.1%	1,869
3 South Florida	38	12,869	9.9%	9.1%	1,313
4 Los Angeles	39	8,311	6.4%	8.1%	1,717
5 Boston	28	5,711	4.4%	7.1%	2,204
6 Seattle/Tacoma	43	9,748	7.5%	6.7%	1,293
7 San Francisco Bay Area	35	6,606	5.1%	6.0%	1,683
8 San Diego	14	4,963	3.8%	5.2%	1,789
9 Phoenix	36	10,769	8.3%	4.8%	848
10 Denver	23	7,967	6.2%	4.7%	1,044
11 Suburban Maryland	21	5,782	4.5%	4.5%	1,346
12 Orlando	26	8,042	6.2%	4.2%	961
13 Orange County, CA	11	3,490	2.7%	3.2%	1,518
14 Atlanta	20	6,183	4.8%	3.0%	961
15 Inland Empire, CA	11	3,639	2.8%	2.8%	1,352
16 All Other Markets (2)	45	12,103	9.3%	5.8%	975

Total	449	124,866	96.3%	100.0%	1,444

Military Housing	2	4,738	3.7%	—	—

Grand Total	451	129,604	100.0%	100.0%	$1,444

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the month of December 2010.

(2)	All Other Markets — Each individual market is less than 2.0% of stabilized NOI.
Note: Projects under development are not included in the Portfolio Summary until construction has been completed, at which time the projects are included at their stabilized NOI. Projects under lease-up are included at their stabilized NOI.
     The Operating Partnership’s properties had an average occupancy of approximately 94.1% (94.5% on a same store basis) at December 31, 2010. Certain of the Operating Partnership’s properties are encumbered by mortgages and additional detail can be found on Schedule III — Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components. The military housing properties are defined as those properties located on military bases.
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
     The properties currently in various stages of development and lease-up at December 31, 2010 are included in the following table:
Consolidated Development and Lease-Up Projects as of December 31, 2010
(Amounts in thousands except for project and apartment unit amounts)

		No. of	Total	Total	Total Book Value Not							Estimated	Estimated
		Apartment	Capital	Book Value	Placed in		Total		Percentage	Percentage	Percentage	Completion	Stabilization
Projects	Location	Units	Cost (1)	to Date	Service		Debt		Completed	Leased	Occupied	Date	Date
Projects Under Development — Wholly Owned:

Red 160 (formerly Redmond Way)	Redmond, WA	250	$84,382	$76,964	$76,964		$—		97%	86%	68%	Q1 2011	Q1 2012

500 West 23rd Street (formerly 10 Chelsea) (2)	New York, NY	111	55,555	27,382	27,382		—		33%	—	—	Q4 2011	Q4 2012

Savoy III	Aurora, CO	168	23,856	5,409	5,409		—		7%	—	—	Q3 2012	Q2 2013

2201 Pershing Drive	Arlington, VA	188	64,242	14,707	14,707		—		1%	—	—	Q3 2012	Q3 2013

Projects Under Development — Wholly Owned		717	228,035	124,462	124,462		—

Projects Under Development		717	228,035	124,462	124,462		—

Completed Not Stabilized — Wholly Owned (3):

Reunion at Redmond Ridge	Redmond, WA	321	53,175	53,151	—		—			94%	93%	Completed	Q1 2011

Westgate	Pasadena, CA	480	165,558	154,886	—		135,000	(4)		80%	76%	Completed	Q3 2011

425 Mass (5)	Washington, D.C.	559	166,750	166,750	—		—			61%	58%	Completed	Q1 2012

Vantage Pointe (5)	San Diego, CA	679	200,000	200,000	—		—			42%	41%	Completed	Q3 2012

Projects Completed Not Stabilized — Wholly Owned		2,039	585,483	574,787	—		135,000

Completed Not Stabilized — Partially Owned (3):

The Brooklyner (formerly 111 Lawrence)	Brooklyn, NY	490	272,368	257,748	—		141,741			93%	89%	Completed	Q2 2011

Projects Completed Not Stabilized — Partially Owned		490	272,368	257,748	—		141,741

Projects Completed Not Stabilized		2,529	857,851	832,535	—		276,741

Completed and Stabilized During the Quarter — Wholly Owned:

70 Greene (formerly 77 Hudson)	Jersey City, NJ	480	268,458	267,403	—		—			93%	91%	Completed	Stabilized

Third Square (formerly 303 Third)	Cambridge, MA	482	257,457	256,546	—		—			94%	92%	Completed	Stabilized

Projects Completed and Stabilized During the Quarter — Wholly Owned		962	525,915	523,949	—		—

Projects Completed and Stabilized During the Quarter		962	525,915	523,949	—		—

Total Projects		4,208	$1,611,801	$1,480,946	$124,462	(6)	$276,741

Land Held for Development		N/A	N/A	$235,247	$235,247		$18,342

(1)	Total capital cost represents estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)	500 West 23rd Street — The land under this development is subject to a long-term ground lease.

(3)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

(4)	Debt is tax-exempt bonds that are entirely outstanding, with $16.8 million held in escrow by the lender and released as draw requests are made. This escrowed amount is classified as “Deposits — restricted” in the consolidated balance sheets at December 31, 2010. The Operating Partnership paid off the $28.2 million in taxable bonds during the fourth quarter of 2010.

(5)	The Operating Partnership acquired these completed development projects prior to stabilization and has begun/continued lease-up activities.

(6)	Total book value not placed in service excludes $5.9 million of construction-in-progress related to the reconstruction of the Prospect Towers garage.
Item 3. Legal Proceedings
     The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2010. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.
     The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Operating Partnership.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     OP Unit Dividends
     There is no established public market for the OP Units.
     The following table sets forth, for the years indicated, the distributions declared on the Operating Partnership’s OP Units.

	Distributions
	2010	2009
Fourth Quarter Ended December 31,	$0.4575	$0.3375
Third Quarter Ended September 30,	$0.3375	$0.3375
Second Quarter Ended June 30,	$0.3375	$0.4825
First Quarter Ended March 31,	$0.3375	$0.4825
     The number of record holders of OP Units and Long-Term Incentive Plan (“LTIP”) Units in the Operating Partnership at February 16, 2011 were 528 and 18, respectively. The number of outstanding OP and LTIP Units as of February 16, 2011 were 307,338,881 and 401,971, respectively.
     Unregistered OP Units Issued in the Quarter Ended December 31, 2010
     During the quarter ended December 31, 2010, the Operating Partnership issued 15,948 OP Units having a value of $0.8 million. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These OP Units were issued in exchange for direct or indirect interest in multifamily properties in private placement transactions under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Operating Partnership from the limited partners in connection with these transactions, the Operating Partnership believes it may rely on these exemptions.
     Equity Compensation Plan Information
     The following table provides information as of December 31, 2010 with respect to EQR’s Common Shares that may be issued under its existing equity compensation plans.

Number of securities
remaining available
	Number of securities	Weighted average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	10,106,488	$33.00	8,799,709

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)	The amounts shown in columns (a) and (b) of the above table do not include 911,950 outstanding EQR Common Shares (all of which are restricted and subject to vesting requirements) that were granted under EQR’s Amended and Restated 1993 Share Option and Share Award Plan, as amended (the “1993 Plan”) and EQR’s 2002 Share Incentive Plan, as restated (the “2002 Plan”) and outstanding EQR Common Shares that have been purchased by employees and trustees under EQR’S ESPP.

(2)	Includes 5,395,739 EQR Common Shares that may be issued under the 2002 Plan, of which only 25% may be in the form of restricted shares, and 3,403,970 EQR Common Shares that may be sold to employees and trustees under the ESPP.
     The aggregate number of securities available for issuance (inclusive of restricted shares previously granted and outstanding and shares underlying outstanding options) under the 2002 Plan equals 7.5% of EQR’s outstanding Common Shares, calculated on a fully diluted basis, determined annually on the first day of each calendar year. On January 1, 2011, this amount equaled 22,785,696, of which 5,395,739 shares were available for future issuance. No awards may be granted under the 2002 Plan after February 20, 2012.
     Any EQR Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP Units to EQR on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.
Item 6. Selected Financial Data
     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data have been derived from the historical financial statements of the Operating Partnership. All amounts have also been restated in accordance with the guidance on discontinued operations. Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA:

Total revenues from continuing operations	$1,995,519	$1,856,503	$1,886,988	$1,739,444	$1,503,666

Interest and other income	$5,469	$16,585	$33,337	$19,660	$30,430

(Loss) income from continuing operations	$(19,844)	$2,931	$(40,054)	$(4,982)	$(29,983)

Discontinued operations, net	$315,827	$379,098	$476,467	$1,052,338	$1,177,600

Net income	$295,983	$382,029	$436,413	$1,047,356	$1,147,617

Net income available to Units	$282,341	$368,099	$419,241	$1,015,769	$1,100,721

Earnings per Unit — basic:
(Loss) from continuing operations available to Units	$(0.11)	$(0.04)	$(0.20)	$(0.12)	$(0.25)

Net income available to Units	$0.95	$1.27	$1.46	$3.40	$3.55

Weighted average Units outstanding	296,527	289,167	287,631	298,392	310,452

Earnings per Unit — diluted:
(Loss) from continuing operations available to Units	$(0.11)	$(0.04)	$(0.20)	$(0.12)	$(0.25)

Net income available to Units	$0.95	$1.27	$1.46	$3.40	$3.55

Weighted average Units outstanding	296,527	289,167	287,631	298,392	310,452

Distributions declared per Unit outstanding	$1.47	$1.64	$1.93	$1.87	$1.79

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$19,702,371	$18,465,144	$18,690,239	$18,333,350	$17,235,175
Real estate, after accumulated depreciation	$15,365,014	$14,587,580	$15,128,939	$15,163,225	$14,212,695
Total assets	$16,184,194	$15,417,515	$16,535,110	$15,689,777	$15,062,219
Total debt	$9,948,076	$9,392,570	$10,483,942	$9,478,157	$8,017,008
Redeemable Limited Partners	$383,540	$258,280	$264,394	$345,165	$509,310
Noncontrolling Interests — Partially Owned Properties	$7,991	$11,054	$25,520	$26,236	$26,814
Total partners’ capital	$5,200,585	$5,163,459	$5,043,185	$5,079,739	$5,800,205

OTHER DATA:
Total properties (at end of period)	451	495	548	579	617
Total apartment units (at end of period)	129,604	137,007	147,244	152,821	165,716

Funds from operations available to Units — basic (1) (3) (4)	$622,786	$615,505	$618,372	$713,412	$712,524
Normalized funds from operations available to Units — basic (2) (3) (4)	$682,422	$661,542	$735,062	$699,029	$699,276

Cash flow provided by (used for):
Operating activities	$732,693	$672,462	$755,252	$793,232	$755,774
Investing activities	$(646,114)	$103,579	$(344,028)	$(200,749)	$(259,780)
Financing activities	$151,541	$(1,473,547)	$428,739	$(801,929)	$(324,545)

(1)	The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Operating Partnership commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to asset impairment and valuation allowances;

•	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);

•	gains and losses from early debt extinguishment, including prepayment penalties, preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

•	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and

•	other miscellaneous non-comparable items.

(3)	The Operating Partnership believes that FFO and FFO available to Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The Operating Partnership also believes that Normalized FFO and Normalized FFO available to Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Operating Partnership’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Operating Partnership’s actual operating results. FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units do not represent net income, net income available to Units or net cash flows from operating activities in accordance with GAAP. Therefore, FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units should not be exclusively considered as alternatives to net income, net income available to Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity. The Operating Partnership’s calculation of FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

(4)	FFO available to Units and Normalized FFO available to Units are calculated on a basis consistent with net income available to Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preference units in accordance with accounting principles generally accepted in the United States.

Note: See Item 7 for a reconciliation of net income to FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Operating Partnership’s ability to control its subsidiaries, each such subsidiary entity has been consolidated with the Operating Partnership for financial reporting purposes, except for an unconsolidated development land parcel and our military housing properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010.
Forward-Looking Statements
     Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Operating Partnership’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Operating Partnership undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
•	We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;
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
     EQR is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Operating Partnership’s corporate headquarters are located in Chicago, Illinois and the Operating Partnership also operates property management offices in each of its markets. As of December 31, 2010, the Operating Partnership had approximately 4,000 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.
     EQR is the general partner of, and as of December 31, 2010 owned an approximate 95.5% ownership interest in ERPOP. All of EQR’s property ownership, development and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.
Business Objectives and Operating and Investing Strategies
     The Operating Partnership invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
     Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. Revenue is maximized by driving qualified resident prospects to our properties, converting this traffic cost-effectively into new leases at the highest rent possible, keeping our residents satisfied and renewing their leases at yet higher rents. While we believe that it is our high-quality, well-located assets that bring our customers to us, it is our customer service that keeps them renting with us and recommending us to their friends.
     We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to review their account and make payments, provide feedback and make service requests on-line.

     We seek to maximize capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:
•	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties leading to low supply;

•	High single family home prices making our apartments a more economical housing choice;

•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

•	An attractive quality of life leading to high demand and retention and allowing us to more readily increase rents.
     Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings. In addition, the Operating Partnership may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. ERPOP may also acquire land parcels to hold and/or sell based on market opportunities. The Operating Partnership may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings. The Operating Partnership has also, in the past, converted some of its properties and sold them as condominiums but is not currently active in this line of business.
     The Operating Partnership primarily sources the funds for its new property acquisitions in its core markets with the sales proceeds from selling assets that are older or located in non-core markets. During the last five years, the Operating Partnership has sold over 97,000 apartment units for an aggregate sales price of $7.2 billion and acquired nearly 25,000 apartment units in its core markets for approximately $5.5 billion. We are currently acquiring and developing assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco, Seattle and to a lesser extent Denver. We also have investments (in the aggregate about 18% of our NOI) in other markets including Atlanta, Phoenix, Portland, Oregon, New England excluding Boston, Tampa, Orlando and Jacksonville but do not intend to acquire or develop assets in these markets.
     As part of its strategy, the Operating Partnership purchases completed and fully occupied apartment properties, partially completed or partially unoccupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. Currently, no single metropolitan area accounts for more than 17% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
     We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining the equipment and appliances on our property sites. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees’ engagement by surveying them annually and have consistently received high engagement scores.
     We have a commitment to sustainability and consider the environmental impacts of our business activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting and HVAC improvements at our properties that will reduce energy and water consumption.
     Current Environment
     Through much of 2009, the Operating Partnership assumed a highly cautious outlook given uncertainty in the general economy and the capital markets and expected reduction in our property operations. In late 2009, the Operating Partnership saw that occupancy was firming. This was an especially encouraging sign as it came during the Operating

Partnership’s seasonally slower fourth quarter. At the same time, the Operating Partnership also saw marked improvement in the capital markets. In response, the Operating Partnership began acquiring assets and increasing rents for both new and renewing residents, which led to better operating and investment performance for the Operating Partnership. 2010 was characterized by higher occupancy and rent levels than 2009. The Operating Partnership increased rents to a greater extent in markets like the Northeast, where the economy was stronger and multifamily operating conditions were better. In 2010, the Operating Partnership ceased to hold the large cash balances (often $1.0 billion or more) that it held in 2009 in anticipation of debt maturities in an unsure capital markets climate. This had the result of increasing the Operating Partnership’s earnings by decreasing debt prefunding costs. Finally, the Operating Partnership was aggressive in acquiring $1.5 billion of assets in its target markets in 2010. Improvement materialized throughout 2010 and as we enter 2011, we expect strong growth in same store revenue (anticipated increases ranging from 4.0% to 5.0%) and NOI (anticipated increases ranging from 5.0% to 7.5%) and are optimistic that the improvement realized in 2010 will be sustained for the foreseeable future.
     We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In July 2010, the Operating Partnership completed a $600.0 million unsecured ten year notes offering with a coupon of 4.75% and an all-in effective interest rate of 5.09%. The all-in rate combined with its accretive nature compared to maturing 2011 fixed rate debt led the Operating Partnership to pursue this transaction. EQR also raised $291.9 million in equity under its ATM Common Share offering program in 2010 and has raised an additional $154.5 million under this program thus far in 2011.
     Given the strong market for many of our disposition assets and increased competition for assets in our target markets, we expect to be a net seller of assets in 2011 in contrast to being a net buyer of assets in 2010. The Operating Partnership acquired 16 consolidated properties consisting of 4,445 apartment units for $1.5 billion and six land parcels for $68.9 million during the year ended December 31, 2010. While competition for the properties we were interested in acquiring increased as 2010 progressed due to the overall improvement in market fundamentals, we were able to close several, of what we believe are, long-term, value added acquisition opportunities. Our acquisition pipeline has moderated and we expect a greater concentration of our 2011 acquisitions to occur in the latter half of the year. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. During the year ended December 31, 2010, the Operating Partnership sold 35 consolidated properties consisting of 7,171 apartment units for $718.4 million and 27 unconsolidated properties consisting of 6,275 apartment units generating cash proceeds to the Operating Partnership of $26.9 million, as well as 2 condominium units for $0.4 million and one land parcel for $4.0 million. We expect to continue strategic dispositions and see an increase in dispositions in 2011 as we believe there is currently a robust market and favorable pricing for certain of our non-strategic assets. Our dispositions in 2010 were at higher capitalization (“cap”) rates (see definition in Results of Operations) than the acquisitions we completed. We expect this to continue in 2011 and expect to experience dilution from past and future transactions.
     We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2011 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2011. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR’s ATM share offering program), property dispositions, joint ventures and cash generated from operations. There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Any changes to their mandates could have a significant impact on the Operating Partnership and may, among other things, lead to lower values for our disposition assets and higher interest rates on our borrowings. Such changes may also provide an advantage to us by making the cost of financing single family home ownership more expensive and provide us a competitive advantage given the size of our balance sheet and the multiple sources of capital to which we have access.
     We believe that the Operating Partnership is well-positioned as of December 31, 2010 (our properties are geographically diverse and were approximately 94.1% occupied (94.5% on a same store basis)), little new multifamily rental supply will be added to most of our markets over the next several years and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development fundings in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to realize revenue growth and improvement in our operating results.
     The Operating Partnership anticipates that 2011 same store expenses will only increase 1.0% to 2.0% primarily due to modest increases in payroll expenses, real estate tax rates and utility cost growth (same store expenses increased 0.9% for 2010 when compared with the same period in the prior year). This follows three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006).

          The current environment information presented above is based on current expectations and is forward-looking.
Results of Operations
          In conjunction with our business objectives and operating strategy, the Operating Partnership continued to invest in apartment properties located in strategically targeted markets during the years ended December 31, 2010 and December 31, 2009. In summary, we:
          Year Ended December 31, 2010:
•	Acquired $1.1 billion of apartment properties consisting of 14 consolidated properties and 3,207 apartment units at a weighted average cap rate (see definition below) of 5.4% and six land parcels for $68.9 million, all of which we deem to be in our strategic targeted markets;

•	Acquired one unoccupied property in the second quarter of 2010 (425 Mass in Washington, D.C.) for $166.8 million consisting of 559 apartment units that is expected to stabilize in its third year of ownership at an 8.5% yield on cost and one property in the third quarter of 2010 (Vantage Pointe in San Diego, CA) for $200.0 million consisting of 679 apartment units that was in the early stages of lease up and is expected to stabilize in its third year of ownership at a 7.0% yield on cost;

•	Acquired the 75% equity interest it did not own in seven previously unconsolidated properties consisting of 1,811 apartment units at an implied cap rate of 8.4% in exchange for an approximate $30.0 million payment to its joint venture partner;

•	Sold $718.4 million of consolidated apartment properties consisting of 35 properties and 7,171 apartment units at a weighted average cap rate of 6.7%, 2 condominium units for $0.4 million and one land parcel for $4.0 million, the majority of which was in exit or less desirable markets; and

•	Sold the last of its 25% equity interests in an institutional joint venture consisting of 27 unconsolidated properties containing 6,275 apartment units. These properties were valued in their entirety at $417.8 million which results in an implied weighted average cap rate of 7.5% (generating cash to the Operating Partnership, net of debt repayments, of $26.9 million).
          Year Ended December 31, 2009:
•	Acquired $145.0 million of apartment properties consisting of two properties and 566 apartment units (excluding the Operating Partnership’s buyout of its partner’s interest in one previously unconsolidated property) and a long-term leasehold interest in a land parcel for $11.5 million, all of which we deem to be in our strategic targeted markets; and

•	Sold $1.0 billion of apartment properties consisting of 60 properties and 12,489 apartment units (excluding the Operating Partnership’s buyout of its partner’s interest in one previously unconsolidated property), as well as 62 condominium units for $12.0 million, the majority of which was in exit or less desirable markets.
          The Operating Partnership’s primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less property and maintenance expense, real estate tax and insurance expense and property management expense. The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. The cap rate is generally the first year NOI yield (net of replacements) on the Operating Partnership’s investment.
          Properties that the Operating Partnership owned for all of both 2010 and 2009 (the “2010 Same Store Properties”), which represented 112,042 apartment units, impacted the Operating Partnership’s results of operations. Properties that the Operating Partnership owned for all of both 2009 and 2008 (the “2009 Same Store Properties”), which represented 113,598 apartment units, also impacted the Operating Partnership’s results of operations. Both the 2010 Same Store Properties and 2009 Same Store Properties are discussed in the following paragraphs.
          The Operating Partnership’s acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2010 and 2009. Dilution, as a result of the Operating

Partnership’s net asset sales in 2009, partially offset by net asset acquisitions and lease up activity in 2010, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.
          Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
          For the year ended December 31, 2010, the Operating Partnership reported diluted earnings per Unit of $0.95 compared to $1.27 per Unit for the year ended December 31, 2009. The difference is primarily due to $37.3 million in lower gains from property sales in 2010 vs. 2009 and $34.3 million in higher impairment losses in 2010 vs. 2009.
          For the year ended December 31, 2010, loss from continuing operations increased approximately $22.8 million when compared to the year ended December 31, 2009. The decrease in continuing operations is discussed below.
          Revenues from the 2010 Same Store Properties decreased $2.1 million primarily as a result of a decrease in average rental rates charged to residents, partially offset by an increase in occupancy. Expenses from the 2010 Same Store Properties increased $6.2 million primarily due to increases in repairs and maintenance expenses (mostly due to greater storm-related costs such as snow removal and roof repairs incurred during the first quarter of 2010), higher property management costs and increases in utility costs, partially offset by lower real estate taxes and leasing and advertising expenses. The following tables provide comparative same store results and statistics for the 2010 Same Store Properties:
2010 vs. 2009
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) — 112,042 Same Store Units

	Results			Statistics
				Average
				Rental
Description	Revenues	Expenses	NOI	Rate (1)	Occupancy	Turnover
2010	$1,728,268	$654,663	$1,073,605	$1,358	94.8%	56.7%
2009	$1,730,335	$648,508	$1,081,827	$1,375	93.7%	61.5%

Change	$(2,067)	$6,155	$(8,222)	$(17)	1.1%	(4.8%)

Change	(0.1%)	0.9%	(0.8%)	(1.2%)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.
          The following table provides comparative same store operating expenses for the 2010 Same Store Properties:
2010 vs. 2009
Same Store Operating Expenses
$ in thousands — 112,042 Same Store Units

					% of Actual
					2010
	Actual	Actual	$	%	Operating
	2010	2009	Change	Change	Expenses
Real estate taxes	$174,131	$177,180	$(3,049)	(1.7%)	26.6%
On-site payroll (1)	156,668	156,446	222	0.1%	23.9%
Utilities (2)	102,553	100,441	2,112	2.1%	15.7%
Repairs and maintenance (3)	97,166	94,223	2,943	3.1%	14.8%
Property management costs (4)	69,995	64,022	5,973	9.3%	10.7%
Insurance	21,545	21,525	20	0.1%	3.3%
Leasing and advertising	14,892	16,029	(1,137)	(7.1%)	2.3%
Other on-site operating expenses (5)	17,713	18,642	(929)	(5.0%)	2.7%

Same store operating expenses	$654,663	$648,508	$6,155	0.9%	100.0%

(1)	On-site payroll — Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities — Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance — Includes general maintenance costs, unit turnover costs including interior painting, routine landscaping,

security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs — Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other on-site operating expenses — Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
          The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2010 Same Store Properties.

	Year Ended December 31,
	2010	2009
	(Amounts in thousands)
Operating income	$442,001	$496,601
Adjustments:
Non-same store operating results	(105,960)	(21,336)
Fee and asset management revenue	(9,476)	(10,346)
Fee and asset management expense	5,140	7,519
Depreciation	656,633	559,271
General and administrative	39,887	38,994
Impairment	45,380	11,124

Same store NOI	$1,073,605	$1,081,827

          For properties that the Operating Partnership acquired prior to January 1, 2010 and expects to continue to own through December 31, 2011, the Operating Partnership anticipates the following same store results for the full year ending December 31, 2011:

2011 Same Store Assumptions
Physical occupancy	95.0%
Revenue change	4.0% to 5.0%
Expense change	1.0% to 2.0%
NOI change	5.0% to 7.5%
          The Operating Partnership anticipates consolidated rental acquisitions of $1.0 billion and consolidated rental dispositions of $1.25 billion and expects that acquisitions will have a 1.25% lower cap rate than dispositions for the full year ending December 31, 2011.
          These 2011 assumptions are based on current expectations and are forward-looking.
          Non-same store operating results increased approximately $84.6 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Operating Partnership’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the year ended December 31, 2010 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Operating Partnership’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:
•	Development and other miscellaneous properties in lease-up of $32.4 million;

•	Newly stabilized development and other miscellaneous properties of $0.2 million;

•	Properties acquired in 2009 and 2010 of $56.2 million; and

•	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Operating Partnership’s corporate housing business.
          See also Note 19 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.

          Fee and asset management revenues, net of fee and asset management expenses, increased approximately $1.5 million or 53.4% primarily due to an increase in revenue earned on management of the Operating Partnership’s military housing ventures at Fort Lewis and McChord Air Force Base, as well as a decrease in asset management expenses, partially offset by the unwinding of the Operating Partnership’s institutional joint ventures during 2010 (see Note 6 in the Notes to Consolidated Financial Statements for further discussion).
          Property management expenses from continuing operations include off-site expenses associated with the self-management of the Operating Partnership’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $9.2 million or 12.8%. This increase is primarily attributable to an increase in payroll-related costs (due primarily to higher health insurance and bonus costs, acceleration of long-term compensation expense for retirement eligible employees and the creation of the Operating Partnership’s central business group, which moved administrative functions off-site), legal and professional fees, education/conference expenses, real estate tax consulting fees and travel expenses.
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $97.4 million or 17.4% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.
          General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.9 million or 2.3% primarily due to higher overall payroll-related costs (due primarily to higher bonus costs), partially offset by lower tax compliance fees and office rents. The Operating Partnership anticipates that general and administrative expenses will approximate $40.0 million to $42.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Impairment from continuing operations increased approximately $34.3 million due to a $45.4 million impairment charge taken during the fourth quarter of 2010 on land held for development related to two potential development projects compared to an $11.1 million impairment charge taken during 2009 on land held for development. See Note 20 in the Notes to Consolidated Financial Statements for further discussion.
          Interest and other income from continuing operations decreased approximately $11.1 million or 67.0% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the year ended December 31, 2010 and lower overall balances as well as gains on debt extinguishment and the sale of investment securities recognized during the year ended December 31, 2009 that did not reoccur in 2010, partially offset by an increase in insurance/litigation settlement proceeds. The Operating Partnership anticipates that interest and other income will approximate $2.0 million to $3.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Other expenses from continuing operations increased approximately $5.4 million or 83.9% primarily due to an increase in the expensing of overhead (pursuit cost write-offs) as a result of the Operating Partnership’s decision to reduce its development activities in prior periods as well as an increase in property acquisition costs incurred in conjunction with the Operating Partnership’s significantly higher acquisition volume in 2010.
          Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $27.8 million or 5.5% primarily as a result of lower overall debt balances and higher debt extinguishment costs due to the significant debt repurchases in 2009 and lower rates in 2010, partially offset by interest expense on the $500.0 million mortgage pool that closed in 2009, the $600.0 million of unsecured notes that closed in July 2010 and lower capitalized interest. During the year ended December 31, 2010, the Operating Partnership capitalized interest costs of approximately $13.0 million as compared to $34.9 million for the year ended December 31, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2010 was 5.14% as compared to 5.62% for the year ended December 31, 2009. The Operating Partnership anticipates that interest expense (excluding debt extinguishment costs and convertible debt discounts) will approximate $470.0 million to $480.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Income and other tax expense from continuing operations decreased approximately $2.5 million or 88.1% primarily due to a decrease in franchise taxes for Texas and a decrease in business taxes for Washington, D.C. The Operating Partnership anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Loss from investments in unconsolidated entities decreased approximately $2.1 million or 73.9% as compared to the year ended December 31, 2009 primarily due to the Operating Partnership’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Operating Partnership’s partially owned unconsolidated joint ventures taken during the year ended December 31, 2009 that did not reoccur in 2010.
          Net gain on sales of unconsolidated entities increased approximately $17.4 million primarily due to larger gains on sale and revaluation of seven previously unconsolidated properties that were acquired from the Operating Partnership’s joint venture partner and the gain on sale for 27 properties sold during the year ended December 31, 2010 compared with unconsolidated properties sold in the same period in 2009.
          Net loss on sales of land parcels increased approximately $1.4 million primarily due to the loss on sale of one land parcel during the year ended December 31, 2010.
          Discontinued operations, net decreased approximately $63.3 million or 16.7% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the year ended December 31, 2010 compared to the same period in 2009 and the operations of those properties. In addition, properties sold in 2010 reflect operations for none of or a partial period in 2010 in contrast to a full or partial period in 2009. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.
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
          For the year ended December 31, 2009, income from continuing operations increased approximately $43.0 million when compared to the year ended December 31, 2008. The increase in continuing operations is discussed below.
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
$ in thousands (except for Average Rental Rate) — 113,598 Same Store Units

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
          The following table provides comparative same store operating expenses for the 2009 Same Store Properties:

2009 vs. 2008
Same Store Operating Expenses
$ in thousands — 113,598 Same Store Units

					% of Actual
					2009
	Actual	Actual	$	%	Operating
	2009	2008	Change	Change	Expenses
Real estate taxes	$173,113	$171,234	$1,879	1.1%	26.9%
On-site payroll (1)	155,912	156,601	(689)	(0.4%)	24.2%
Utilities (2)	100,184	99,045	1,139	1.1%	15.5%
Repairs and maintenance (3)	94,556	95,142	(586)	(0.6%)	14.7%
Property management costs (4)	63,854	67,126	(3,272)	(4.9%)	9.9%
Insurance	21,689	20,890	799	3.8%	3.4%
Leasing and advertising	15,664	15,043	621	4.1%	2.4%
Other on-site operating expenses (5)	19,322	20,042	(720)	(3.6%)	3.0%

Same store operating expenses	$644,294	$645,123	$(829)	(0.1%)	100.0%

(1)	On-site payroll — Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities — Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance — Includes general maintenance costs, unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs — Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other on-site operating expenses — Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
          Non-same store operating results increased approximately $34.3 million or 79.4% and consist primarily of properties acquired in calendar years 2008 and 2009, as well as operations from the Operating Partnership’s completed development properties and our corporate housing business. While the operations of the non-same store assets have been negatively impacted during the year ended December 31, 2009 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Operating Partnership’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2009 than 2008. This increase primarily resulted from:
•	Development and other miscellaneous properties in lease-up of $22.4 million;

•	Newly stabilized development and other miscellaneous properties of $1.6 million;

•	Properties acquired in 2008 and 2009 of $11.9 million; and

•	Partially offset by operating activities from other miscellaneous operations.
          See also Note 19 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s segment disclosures.
          Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.1 million or 3.4% primarily due to an increase in revenue earned on management of the Operating Partnership’s military housing ventures at Fort Lewis and McChord Air Force Base, as well as a decrease in asset management expenses. As of December 31, 2009 and 2008, the Operating Partnership managed 12,681 apartment units and 14,485 apartment units, respectively, primarily for unconsolidated entities and its military housing ventures at Fort Lewis and McChord.
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
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $23.0 million or 4.3% primarily as a result of additional depreciation expense on properties acquired in 2008 and 2009, development properties placed in service and capital expenditures for all properties owned.

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
          Impairment from continuing operations decreased approximately $105.3 million due to an $11.1 million impairment charge taken during 2009 on a land parcel held for development compared to a $116.4 million impairment charge taken in the fourth quarter of 2008 on land held for development related to five potential development projects that are no longer being pursued. See Note 20 in the Notes to Consolidated Financial Statements for further discussion.
          Interest and other income from continuing operations decreased approximately $16.8 million or 50.3% primarily as a result of an $18.7 million gain recognized during 2008 related to the partial debt extinguishment of the Operating Partnership’s notes compared to a $4.5 million gain recognized in 2009 (see Note 9). In addition, interest earned on cash and cash equivalents decreased due to a decrease in interest rates and because the Operating Partnership received less insurance/litigation settlement proceeds and forfeited deposits in 2009, partially offset by a $4.9 million gain on the sale of investment securities realized in 2009.
          Other expenses from continuing operations increased approximately $0.7 million or 12.6% primarily due to an increase in transaction costs incurred in conjunction with the Operating Partnership’s acquisition of two properties consisting of 566 apartment units from unaffiliated parties, as well as expensing transaction costs associated with the Operating Partnership’s acquisition of all of its partners’ interests in five previously partially owned properties consisting of 1,587 apartment units in 2009.
          Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $16.9 million or 3.4% primarily as a result of an increase in debt extinguishment costs and lower capitalized interest. During the year ended December 31, 2009, the Operating Partnership capitalized interest costs of approximately $34.9 million as compared to $60.1 million for the year ended December 31, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2009 was 5.62% as compared to 5.56% for the year ended December 31, 2008.
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
          Net gain on sales of unconsolidated entities increased approximately $7.8 million as the Operating Partnership sold seven unconsolidated properties in 2009 (inclusive of the one property where the Operating Partnership acquired its partners’ interest) compared to three unconsolidated properties in 2008.
          Net gain on sales of land parcels decreased approximately $3.0 million due to the sale of vacant land located in Florida during the year ended December 31, 2008 versus no land sales in 2009.
          Discontinued operations, net decreased approximately $97.4 million or 20.4% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the year ended December 31, 2009 compared to the same period in 2008 and the operations of those properties. In addition, properties sold in 2009 reflect operations for a partial period in 2009 in contrast to a full period in 2008. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
For the Year Ended December 31, 2010
          As of January 1, 2010, the Operating Partnership had approximately $193.3 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $244.3 million and it had $1.37 billion available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Operating Partnership’s cash and cash equivalents balance at December 31, 2010 was approximately $431.4 million, its restricted 1031 exchange proceeds totaled $103.9 million and the amount available on the Operating Partnership’s revolving credit facility was $1.28 billion (net of $147.3 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above).
          During the year ended December 31, 2010, the Operating Partnership generated proceeds from various transactions, which included the following:
•	Disposed of 35 consolidated properties, 27 unconsolidated properties, 2 condominium units and one land parcel, receiving net proceeds of approximately $699.6 million;

•	Obtained $173.6 million in new mortgage financing;

•	Issued $600.0 million of unsecured notes receiving net proceeds of $595.4 million before underwriting fees and other expenses; and

•	Issued approximately 8.8 million Units (including EQR Common Shares issued under EQR’s ATM program — see further discussion below) and received net proceeds of $406.2 million.

During the year ended December 31, 2010, the above proceeds were primarily utilized to:

•	Acquire 16 rental properties and six land parcels for approximately $1.2 billion;

•	Acquire the 75% equity interest it did not own in seven previously unconsolidated properties consisting of 1,811 apartment units in exchange for an approximate $26.9 million payment to its joint venture partner (net of $3.1 million in cash acquired);

•	Invest $131.3 million primarily in development projects;

•	Repurchase 58,130 OP Units, utilizing cash of $1.9 million (see Note 3);

•	Repay $652.1 million of mortgage loans; and

•	Settle a forward starting swap, utilizing cash of $10.0 million.
          In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. During the year ended December 31, 2010, EQR issued approximately 6.2 million Common Shares at an average price of $47.45 per share for total consideration of approximately $291.9 million through the ATM share offering program. During the year ended December 31, 2009, EQR issued approximately 3.5 million Common Shares at an average price of $35.38 per share for total consideration of approximately $123.7 million through the ATM share offering program. In addition, during the first quarter of 2011 through January 13, 2011, EQR has issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million. EQR has not issued any shares under this program since January 13, 2011. Through February 16, 2011, EQR has cumulatively issued approximately 12.7 million Common Shares at an average price of $44.94 per share for total consideration of approximately $570.1 million. Including its recently filed prospectus supplement which added 5,687,478 Common Shares, EQR has 10.0 million Common Shares remaining available for issuance under the ATM program.
          Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. EQR repurchased $1.9 million (58,130 shares at an average price per share of $32.46) of its Common Shares (all related to the vesting of employee restricted shares) during the year ended December 31, 2010. Concurrent with these transactions, the Operating Partnership repurchased and retired 58,130 OP Units previously issued to EQR. As of December 31, 2010, EQR had authorization to repurchase an additional $464.6 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
          Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Operating Partnership may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

          The Operating Partnership’s total debt summary and debt maturity schedules as of December 31, 2010 are as follows:
Debt Summary as of December 31, 2010
(Amounts in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$4,762,896	47.9%	4.79%	8.1
Unsecured	5,185,180	52.1%	4.96%	4.5

Total	$9,948,076	100.0%	4.88%	6.2

Fixed Rate Debt:
Secured — Conventional	$3,831,393	38.5%	5.68%	6.9
Unsecured — Public/Private	4,375,860	44.0%	5.78%	5.1

Fixed Rate Debt	8,207,253	82.5%	5.73%	5.9

Floating Rate Debt:
Secured — Conventional	326,009	3.3%	2.56%	0.7
Secured — Tax Exempt	605,494	6.1%	0.48%	20.4
Unsecured — Public/Private	809,320	8.1%	1.72%	1.3
Unsecured — Revolving Credit Facility	—	—	0.66%	1.2

Floating Rate Debt	1,740,823	17.5%	1.39%	7.5

Total	$9,948,076	100.0%	4.88%	6.2

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2010.
Note: The Operating Partnership capitalized interest of approximately $13.0 million and $34.9 million during the years ended December 31, 2010 and 2009, respectively.
Debt Maturity Schedule as of December 31, 2010
(Amounts in thousands)

							Weighted Average	Weighted Average
	Fixed		Floating				Rates on Fixed	Rates on
Year	Rate (1)		Rate (1)		Total	% of Total	Rate Debt (1)	Total Debt (1)
2011	$906,266	(2)	$759,725	(3)	$1,665,991	16.8%	5.28%	3.49%
2012	778,181		38,128		816,309	8.2%	5.65%	5.57%
2013	269,159		309,828		578,987	5.8%	6.72%	4.89%
2014	562,583		22,034		584,617	5.9%	5.31%	5.24%
2015	357,713		—		357,713	3.6%	6.40%	6.40%
2016	1,167,662		—		1,167,662	11.7%	5.33%	5.33%
2017	1,355,830		456		1,356,286	13.6%	5.87%	5.87%
2018	80,763		44,677		125,440	1.3%	5.72%	4.28%
2019	801,754		20,766		822,520	8.3%	5.49%	5.36%
2020	1,671,836		809		1,672,645	16.8%	5.50%	5.50%
2021+	255,506		544,400		799,906	8.0%	6.62%	2.67%

Total	$8,207,253		$1,740,823		$9,948,076	100.0%	5.63%	4.93%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2010.

(2)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Includes the Operating Partnership’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Operating Partnership exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Operating Partnership.
          The following table provides a summary of the Operating Partnership’s unsecured debt as of December 31,

2010:
Unsecured Debt Summary as of December 31, 2010
(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance
Fixed Rate Notes:
	6.950%	03/02/11		$93,096	$205	$93,301
	6.625%	03/15/12		253,858	(229)	253,629
	5.500%	10/01/12		222,133	(383)	221,750
	5.200%	04/01/13	(1)	400,000	(266)	399,734
Fair Value Derivative Adjustments		(1)		(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(228)	499,772
	6.584%	04/13/15		300,000	(469)	299,531
	5.125%	03/15/16		500,000	(278)	499,722
	5.375%	08/01/16		400,000	(1,036)	398,964
	5.750%	06/15/17		650,000	(3,306)	646,694
	7.125%	10/15/17		150,000	(441)	149,559
	4.750%	07/15/20		600,000	(4,349)	595,651
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(2)	482,545	(4,992)	477,553

				4,391,632	(15,772)	4,375,860

Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	9,320	—	9,320
Term Loan Facility	LIBOR+0.50%	10/05/11	(3) (4)	500,000	—	500,000

				809,320	—	809,320

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(3) (5)	—	—	—

Total Unsecured Debt				$5,200,952	$(15,772)	$5,185,180

(1)	$300.0 million in fair value interest rate swaps converts a portion of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Convertible notes mature on August 15, 2026. The notes are callable by the Operating Partnership on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Facilities are private. All other unsecured debt is public.

(4)	Represents the Operating Partnership’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Operating Partnership exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Operating Partnership.

(5)	As of December 31, 2010, there was approximately $1.28 billion available on the Operating Partnership’s unsecured revolving credit facility.
          An unlimited amount of equity and debt securities remains available for issuance by EQR and the Operating Partnership under effective shelf registration statements filed with the SEC. Most recently, EQR and the Operating Partnership filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 (under SEC regulations enacted in 2005, the registration statement automatically expires on October 14, 2013 and does not contain a maximum issuance amount). However, as of February 16, 2011, issuances under the ATM share offering program are limited to 10.0 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
          The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2010 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of EQR’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

Capital Structure as of December 31, 2010
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,762,896	47.9%
Unsecured Debt		5,185,180	52.1%

Total Debt		9,948,076	100.0%	38.4%

Total outstanding Units	303,809,279
EQR Common Share Price at December 31, 2010	$51.95

		15,782,892	98.7%
Perpetual Preference Units (see below)		200,000	1.3%

Total Equity		15,982,892	100.0%	61.6%

Total Market Capitalization		$25,930,968		100.0%
Perpetual Preference Units as of December 31, 2010
(Amounts in thousands except for unit and per unit amounts)

				Annual	Annual	Weighted
	Redemption	Outstanding	Liquidation	Dividend	Dividend	Average
Series	Date	Units	Value	Per Unit	Amount	Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%
          On November 1, 2010, the Operating Partnership redeemed its Series E and Series H Cumulative Convertible Preference Units for cash consideration of $0.8 million and 355,539 Units.
          The Operating Partnership generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Operating Partnership experiences shortfalls in its coverage of distributions, which may cause the Operating Partnership to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Operating Partnership’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Operating Partnership reduced its quarterly OP Unit dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per Unit to $0.3375 per Unit.
          During the fourth quarter of 2010, EQR announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Operating Partnership’s core business and provide transparency to investors. EQR and the Operating Partnership intend to pay an annual cash dividend equal to approximately 65% of Normalized FFO. During the year ended December 31, 2010, the Operating Partnership paid $0.3375 per Unit for each of the first three quarters and $0.4575 per Unit for the fourth quarter to bring the total payment for the year (an annual rate of $1.47 per Unit) to approximately 65% of Normalized FFO. The Operating Partnership anticipates the expected dividend payout will be $1.56 to $1.62 per Unit ($0.3375 per Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking. While the new dividend policy makes it less likely that the Operating Partnership will over distribute, it will also lead to a dividend reduction more quickly than in the past should operating results deteriorate. The Operating Partnership believes that its expected 2011 operating cash flow will be sufficient to cover capital expenditures and distributions.
          The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Operating Partnership has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Operating Partnership must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $19.7 billion in investment in real estate on the Operating Partnership’s balance sheet at December 31, 2010, $12.6 billion or 63.9%, was unencumbered. However, there can be no assurances that these sources of capital will be available to the Operating Partnership in the future on acceptable terms or otherwise.
          The Operating Partnership’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively. During the fourth quarter of 2010, Fitch downgraded the Operating Partnership’s credit rating from A- to BBB+ and EQR’s equity rating from BBB+ to BBB-, which does not have an effect on the Operating Partnership’s cost of funds. During the first quarter of 2011, Moody’s raised its outlook for both EQR and the Operating Partnership from negative outlook to stable outlook.
          The Operating Partnership has a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) long-term revolving credit facility with available borrowings as of February 16, 2011 of $1.34 billion (net of $83.8 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above) that matures in February 2012 (See Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
          On July 16, 2010, a portion of the parking garage collapsed at one of the Operating Partnership’s rental properties (Prospect Towers in Hackensack, New Jersey). The Operating Partnership estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $12.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage will be capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, will reduce earnings as they are incurred. Generally, insurance proceeds will be recorded as increases to earnings as they are received. An impairment charge of $1.3 million was recognized to write-off the net book value of the collapsed garage. During the year ended December 31, 2010, the Operating Partnership received approximately $4.0 million in insurance proceeds which fully offset the impairment charge and partially offset expenses of $5.5 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. In addition, the Operating Partnership estimates that its lost revenues approximated $1.6 million during the year ended December 31, 2010 as a result of the high-rise tower being unoccupied following the garage collapse.
          See Note 20 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2010.
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
          All replacements are depreciated over a five-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual apartment units and the repair of any replacement item noted above.
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
          For the year ended December 31, 2010, our actual improvements to real estate totaled approximately $138.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):
Capital Expenditures to Real Estate
For the Year Ended December 31, 2010

	Total		Avg. Per		Avg. Per		Avg. Per
	Apartment		Apartment	Building	Apartment		Apartment
	Units (1)	Replacements (2)	Unit	Improvements	Unit	Total	Unit
Same Store Properties (3)	112,042	$70,620	$630	$54,118	$483	$124,738	$1,113

Non-Same Store Properties (4)	12,824	4,180	457	5,547	607	9,727	1,064

Other (5)	—	1,509		2,234		3,743

Total	124,866	$76,309		$61,899		$138,208

(1)	Total Apartment Units — Excludes 4,738 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Operating Partnership’s results.

(2)	Replacements — Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $31.7 million spent in 2010 on apartment unit renovations/rehabs (primarily kitchens and baths) on 4,331 apartment units (equating to about $7,300 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties — Primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold.

(4)	Non-Same Store Properties — Primarily includes all properties acquired during 2009 and 2010, plus any properties in lease-up and not stabilized as of January 1, 2009. Per unit amounts are based on a weighted average of 9,141 apartment units.

(5)	Other — Primarily includes expenditures for properties sold during the period.
          For the year ended December 31, 2009, our actual improvements to real estate totaled approximately $123.9 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):
Capital Expenditures to Real Estate
For the Year Ended December 31, 2009

	Total		Avg. Per		Avg. Per		Avg. Per
	Apartment		Apartment	Building	Apartment		Apartment
	Units (1)	Replacements (2)	Unit	Improvements	Unit	Total	Unit
Same Store Properties (3)	113,598	$69,808	$614	$44,611	$393	$114,419	$1,007

Non-Same Store Properties (4)	10,728	2,361	240	3,675	374	6,036	614

Other (5)	—	2,130		1,352		3,482

Total	124,326	$74,299		$49,638		$123,937

(1)	Total Apartment Units — Excludes 8,086 unconsolidated apartment units and 4,595 military housing apartment units, for which capital expenditures to real estate are self-funded and do not consolidate into the Operating Partnership’s results.

(2)	Replacements — For same store properties includes $28.0 million spent on various assets related to unit renovations/rehabs (primarily kitchens and baths) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties — Primarily includes all properties acquired or completed and stabilized prior to January 1, 2008, less properties subsequently sold.

(4)	Non-Same Store Properties — Primarily includes all properties acquired during 2008 and 2009, plus any properties in lease-up and not stabilized as of January 1, 2008. Per unit amounts are based on a weighted average of 9,823 apartment units.

(5)	Other — Primarily includes expenditures for properties sold during the period.

     For 2011, the Operating Partnership estimates that it will spend approximately $1,200 per apartment unit of capital expenditures for its same store properties inclusive of unit renovation/rehab costs, or $850 per apartment unit excluding unit renovation/rehab costs. For 2011, the Operating Partnership estimates that it will spend $41.0 million rehabbing 5,500 apartment units (equating to about $7,500 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
     During the year ended December 31, 2010, the Operating Partnership’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Operating Partnership’s property management offices and its corporate offices, were approximately $3.0 million. The Operating Partnership expects to fund approximately $8.5 million in total additions to non-real estate property in 2011. The above assumption is based on current expectations and is forward-looking.
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
     See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2010.
     Other
     Total distributions paid in January 2011 amounted to $141.3 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2010.
Off-Balance Sheet Arrangements and Contractual Obligations
     The Operating Partnership had co-invested in various properties that were unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments had a materially different impact upon the Operating Partnership’s liquidity, cash flows, capital resources, credit or market risk than its other property management and ownership activities. During 2000 and 2001, the Operating Partnership entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Operating Partnership sold and/or contributed 45 properties containing 10,846 apartment units to these ventures and retained a 25% ownership interest in the ventures. The Operating Partnership’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Operating Partnership. The Operating Partnership’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. As of December 31, 2010, the Operating Partnership had sold its interest in these unconsolidated ventures with the exception of eight properties consisting of 2,061 apartment units which were acquired by the Operating Partnership. All of the related debt encumbering these ventures was extinguished.
     As of December 31, 2010, the Operating Partnership has four projects totaling 717 apartment units in various stages of development with estimated completion dates ranging through September 30, 2012, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 18 of the Operating Partnership’s Consolidated Financial Statements.
     See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Operating Partnership’s investments in partially owned entities.
     The following table summarizes the Operating Partnership’s contractual obligations for the next five years and thereafter as of December 31, 2010:

Payments Due by Year (in thousands)
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Debt:
Principal (a)	$1,665,991	$816,309	$578,987	$584,617	$357,713	$5,944,459	$9,948,076
Interest (b)	460,045	407,793	367,642	344,599	309,043	1,016,041	2,905,163
Operating Leases:
Minimum Rent Payments (c)	5,478	4,285	4,431	4,736	4,729	320,928	344,587
Other Long-Term Liabilities:
Deferred Compensation (d)	1,457	1,770	1,485	1,677	1,677	9,182	17,248

Total	$2,132,971	$1,230,157	$952,545	$935,629	$673,162	$7,290,610	$13,215,074

(a)	Amounts include aggregate principal payments only and includes in 2011 a $500.0 million term loan that the Operating Partnership has the right to extend to 2012.

(b)	Amounts include interest expected to be incurred on the Operating Partnership’s secured and unsecured debt based on obligations outstanding at December 31, 2010 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2010 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on ground leases for four properties/parcels.

(d)	Estimated payments to EQR’s Chairman, Vice Chairman and two former CEO’s based on planned retirement dates.
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
     The Operating Partnership’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2010 and are consistent with the year ended December 31, 2009.
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
     Cost Capitalization
     See the Capitalization of Fixed Assets and Improvements to Real Estate section for a discussion of the Operating Partnership’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Operating Partnership capitalizes an allocation of the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital and/or renovation projects. These costs are reflected on the balance sheet as an increase to depreciable property.
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
Funds From Operations and Normalized Funds From Operations
     For the year ended December 31, 2010, Funds From Operations (“FFO”) available to Units and Normalized FFO available to Units increased $7.3 million, or 1.2%, and $20.9 million, or 3.2%, respectively, as compared to the year ended December 31, 2009. For the year ended December 31, 2009, FFO available to Units and Normalized FFO available to Units decreased $2.9 million, or 0.5%, and $73.5 million, or 10.0%, respectively, as compared to the year ended December 31, 2008.
     The following is a reconciliation of net income to FFO available to Units and Normalized FFO available to Units for each of the five years ended December 31, 2010:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net income	$295,983	$382,029	$436,413	$1,047,356	$1,147,617
Adjustments:
Net (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	726	558	(2,650)	(2,200)	(3,132)
Depreciation	656,633	559,271	536,283	509,358	429,737
Depreciation — Non-real estate additions	(6,788)	(7,355)	(8,269)	(8,279)	(7,840)
Depreciation — Partially Owned and Unconsolidated Properties	(1,619)	759	4,157	4,379	4,338
Net (gain) on sales of unconsolidated entities	(28,101)	(10,689)	(2,876)	(2,629)	(370)
Discontinued operations:
Depreciation	16,770	41,104	66,625	107,056	162,780
Net (gain) on sales of discontinued operations	(297,956)	(335,299)	(392,857)	(933,013)	(1,025,803)
Net incremental gain (loss) on sales of condominium units	1,506	(385)	(3,932)	20,771	48,961

FFO (1) (3)	637,154	629,993	632,894	742,799	756,288

Adjustments:
Asset impairment and valuation allowances	45,380	11,124	116,418	—	30,000
Property acquisition costs and write-off of pursuit costs (other expenses)	11,928	6,488	5,760	1,830	4,661
Debt extinguishment (gains) losses, including prepayment penalties, preference unit redemptions and non-cash convertible debt discounts	8,594	34,333	(2,784)	24,004	21,563
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(80)	(5,737)	(979)	(34,450)	(48,592)
Other miscellaneous non-comparable items	(6,186)	(171)	(1,725)	(5,767)	(20,880)

Normalized FFO (2) (3)	$696,790	$676,030	$749,584	$728,416	$743,040

FFO (1) (3)	$637,154	$629,993	$632,894	$742,799	$756,288
Preferred distributions	(14,368)	(14,488)	(14,522)	(23,233)	(39,115)
Premium on redemption of preference units	—	—	—	(6,154)	(4,649)

FFO available to Units (1) (3) (4)	$622,786	$615,505	$618,372	$713,412	$712,524

Normalized FFO (2) (3)	$696,790	$676,030	$749,584	$728,416	$743,040
Preferred distributions	(14,368)	(14,488)	(14,522)	(23,233)	(39,115)
Premium on redemption of preference units	—	—	—	(6,154)	(4,649)

Normalized FFO available to Units (2) (3) (4)	$682,422	$661,542	$735,062	$699,029	$699,276

(1)	The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Operating Partnership commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to asset impairment and valuation allowances;

•	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);

•	gains and losses from early debt extinguishment, including prepayment penalties, preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

•	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and

•	other miscellaneous non-comparable items.

(3)	The Operating Partnership believes that FFO and FFO available to Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The Operating Partnership also believes that Normalized FFO and Normalized FFO available to Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Operating Partnership’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Operating Partnership’s actual operating results. FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units do not represent net income, net income available to Units or net cash flows from operating activities in accordance with GAAP. Therefore, FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units should not be exclusively considered as alternatives to net income, net income available to Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity. The Operating Partnership’s calculation of FFO, FFO available to Units, Normalized FFO and Normalized FFO available to Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

(4)	FFO available to Units and Normalized FFO available to Units are calculated on a basis consistent with net income available to Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preference units in accordance with accounting principles generally accepted in the United States.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risks relating to the Operating Partnership’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the SIFMA index for tax-exempt debt. The Operating Partnership does not have any direct foreign exchange or other significant market risk.
     The Operating Partnership’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving and term credit facilities as well as floating rate tax-exempt debt. The Operating Partnership typically incurs fixed rate debt obligations to finance acquisitions while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Operating Partnership continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. To the extent the Operating Partnership carries substantial cash balances, this will tend to partially counterbalance any increase or decrease in interest rates.
     The Operating Partnership also utilizes certain derivative financial instruments to manage market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances. Derivatives are used for hedging purposes rather than speculation. The Operating Partnership does not enter into financial instruments for trading purposes. See also Note 11 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.
     The fair values of the Operating Partnership’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $4.7 billion and $5.5 billion, respectively, at December 31, 2010.
     At December 31, 2010, the Operating Partnership had total outstanding floating rate debt of approximately $1.7 billion, or 17.5% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 14 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.4 million. If market rates of interest on all of the floating rate debt permanently decreased by 14 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.4 million.
     At December 31, 2010, the Operating Partnership had total outstanding fixed rate debt of approximately $8.2 billion, or 82.5% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 57 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $7.5 billion. If market rates of interest permanently decreased by 57 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the estimated fair value of the Operating Partnership’s fixed rate debt would be approximately $9.1 billion.
     At December 31, 2010, the Operating Partnership’s derivative instruments had a net liability fair value of approximately $23.3 million. If market rates of interest permanently increased by 12 basis points (a 10% increase from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $9.8 million. If market rates of interest permanently decreased by 12 basis points (a 10% decrease from the Operating Partnership’s existing weighted average interest rates), the net liability fair value of the Operating Partnership’s derivative instruments would be approximately $37.0 million.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures:
          Effective as of December 31, 2010, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Management’s Report on Internal Control over Financial Reporting:
          ERP Operating Limited Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
          Based on the Operating Partnership’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2010. Our internal control over financial reporting has been audited as of December 31, 2010 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     (c) Changes in Internal Control over Financial Reporting:
          There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Items 10, 11, 12, 13 and 14.
Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.
The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, EQR’s Proxy Statement, which EQR intends to file no later than 120 days after the end of its fiscal year ended December 31, 2010. EQR is the general partner of and owns an approximate 95.5% ownership interest in ERPOP.

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
David J. Neithercut,
President and Chief Executive Officer

Date: February 24, 2011

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
POWER OF ATTORNEY
     KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2010, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 24, 2011

David J. Neithercut

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 24, 2011
Mark J. Parrell

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 24, 2011
Ian S. Kaufman

/s/ John W. Alexander	Trustee	February 24, 2011

John W. Alexander

/s/ Charles L. Atwood	Trustee	February 24, 2011

Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 24, 2011

Linda Walker Bynoe

/s/ John E. Neal	Trustee	February 24, 2011
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 24, 2011

Mark S. Shapiro

/s/ B. Joseph White	Trustee	February 24, 2011

B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 24, 2011

Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 24, 2011
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-7 to F-9

Consolidated Statements of Changes in Capital for the years ended December 31, 2010, 2009 and 2008	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-46

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III — Real Estate and Accumulated Depreciation	S-1 to S-11
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
ERP Operating Limited Partnership
We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Partners
ERP Operating Limited Partnership
We have audited ERP Operating Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). ERP Operating Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2010 of ERP Operating Limited Partnership and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2011

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	December 31,
	2010	2009
ASSETS
Investment in real estate
Land	$4,110,275	$3,650,324
Depreciable property	15,226,512	13,893,521
Projects under development	130,337	668,979
Land held for development	235,247	252,320

Investment in real estate	19,702,371	18,465,144
Accumulated depreciation	(4,337,357)	(3,877,564)

Investment in real estate, net	15,365,014	14,587,580

Cash and cash equivalents	431,408	193,288
Investments in unconsolidated entities	3,167	6,995
Deposits — restricted	180,987	352,008
Escrow deposits — mortgage	12,593	17,292
Deferred financing costs, net	42,033	46,396
Other assets	148,992	213,956

Total assets	$16,184,194	$15,417,515

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,762,896	$4,783,446
Notes, net	5,185,180	4,609,124
Lines of credit	—	—
Accounts payable and accrued expenses	39,452	58,537
Accrued interest payable	98,631	101,849
Other liabilities	304,202	272,236
Security deposits	60,812	59,264
Distributions payable	140,905	100,266

Total liabilities	10,592,078	9,984,722

Commitments and contingencies

Redeemable Limited Partners	383,540	258,280

Capital:
Partners’ capital:
Preference Units	200,000	208,773
General Partner	4,948,004	4,833,885
Limited Partners	110,399	116,120
Accumulated other comprehensive (loss) income	(57,818)	4,681

Total partners’ capital	5,200,585	5,163,459
Noncontrolling Interests — Partially Owned Properties	7,991	11,054

Total capital	5,208,576	5,174,513

Total liabilities and capital	$16,184,194	$15,417,515

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2010	2009	2008
REVENUES
Rental income	$1,986,043	$1,846,157	$1,876,273
Fee and asset management	9,476	10,346	10,715

Total revenues	1,995,519	1,856,503	1,886,988

EXPENSES
Property and maintenance	498,634	464,809	485,754
Real estate taxes and insurance	226,718	206,247	194,671
Property management	81,126	71,938	77,063
Fee and asset management	5,140	7,519	7,981
Depreciation	656,633	559,271	536,283
General and administrative	39,887	38,994	44,951
Impairment	45,380	11,124	116,418

Total expenses	1,553,518	1,359,902	1,463,121

Operating income	442,001	496,601	423,867

Interest and other income	5,469	16,585	33,337
Other expenses	(11,928)	(6,487)	(5,760)
Interest:
Expense incurred, net	(470,654)	(496,272)	(482,317)
Amortization of deferred financing costs	(10,369)	(12,566)	(9,647)

(Loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	(45,481)	(2,139)	(40,520)
Income and other tax (expense) benefit	(334)	(2,804)	(5,279)
(Loss) from investments in unconsolidated entities	(735)	(2,815)	(107)
Net gain on sales of unconsolidated entities	28,101	10,689	2,876
Net (loss) gain on sales of land parcels	(1,395)	—	2,976

(Loss) income from continuing operations	(19,844)	2,931	(40,054)
Discontinued operations, net	315,827	379,098	476,467

Net income	295,983	382,029	436,413
Net (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	726	558	(2,650)

Net income attributable to controlling interests	$296,709	$382,587	$433,763

ALLOCATION OF NET INCOME
Preference Units	$14,368	$14,479	$14,507

Preference Interests and Junior Preference Units	$—	$9	$15

General Partner	$269,242	$347,794	$393,115
Limited Partners	13,099	20,305	26,126

Net income available to Units	$282,341	$368,099	$419,241

Earnings per Unit — basic:
(Loss) from continuing operations available to Units	$(0.11)	$(0.04)	$(0.20)

Net income available to Units	$0.95	$1.27	$1.46

Weighted average Units outstanding	296,527	289,167	287,631

Earnings per Unit — diluted:
(Loss) from continuing operations available to Untis	$(0.11)	$(0.04)	$(0.20)

Net income available to Units	$0.95	$1.27	$1.46

Weighted average Units outstanding	296,527	289,167	287,631

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2010	2009	2008
Comprehensive income:

Net income	$295,983	$382,029	$436,413
Other comprehensive (loss) income — derivative instruments:
Unrealized holding (losses) gains arising during the year	(65,894)	37,676	(23,815)
Losses reclassified into earnings from other comprehensive income	3,338	3,724	2,696
Other	—	449	—
Other comprehensive income (loss) — other instruments:
Unrealized holding gains arising during the year	57	3,574	1,202
(Gains) realized during the year	—	(4,943)	—

Comprehensive income	233,484	422,509	416,496
Comprehensive (income) attributable to Noncontrolling Interests — Partially Owned Properties	726	558	(2,650)

Comprehensive income attributable to controlling interests	$234,210	$423,067	$413,846

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$295,983	$382,029	$436,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	673,403	600,375	602,908
Amortization of deferred financing costs	10,406	13,127	9,701
Amortization of discounts on investment securities	—	(1,661)	(365)
Amortization of discounts and premiums on debt	(471)	5,857	9,730
Amortization of deferred settlements on derivative instruments	2,804	2,228	1,317
Impairment	45,380	11,124	116,418
Write-off of pursuit costs	5,272	4,838	5,535
Property acquisition costs	6,656	1,650	225
Loss from investments in unconsolidated entities	735	2,815	107
Distributions from unconsolidated entities — return on capital	61	153	116
Net (gain) on sales of investment securities	—	(4,943)	—
Net (gain) on sales of unconsolidated entities	(28,101)	(10,689)	(2,876)
Net loss (gain) on sales of land parcels	1,395	—	(2,976)
Net (gain) on sales of discontinued operations	(297,956)	(335,299)	(392,857)
Loss (gain) on debt extinguishments	2,457	17,525	(18,656)
Unrealized loss (gain) on derivative instruments	1	(3)	500
Compensation paid with Company Common Shares	18,875	17,843	22,311

Changes in assets and liabilities:
Decrease (increase) in deposits — restricted	3,316	3,117	(1,903)
(Increase) decrease in other assets	(9,048)	11,768	(1,488)
(Decrease) in accounts payable and accrued expenses	(5,454)	(34,524)	(821)
(Decrease) in accrued interest payable	(4,000)	(11,997)	(10,871)
Increase (decrease) in other liabilities	9,972	2,220	(19,412)
Increase (decrease) in security deposits	1,007	(5,091)	2,196

Net cash provided by operating activities	732,693	672,462	755,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(1,189,210)	(175,531)	(388,083)
Investment in real estate — development/other	(131,301)	(330,623)	(521,546)
Improvements to real estate	(138,208)	(123,937)	(169,838)
Additions to non-real estate property	(2,991)	(2,028)	(2,327)
Interest capitalized for real estate under development	(13,008)	(34,859)	(60,072)
Proceeds from disposition of real estate, net	672,700	887,055	887,576
Distributions from unconsolidated entities — return of capital	26,924	6,521	3,034
Purchase of investment securities	—	(77,822)	(158,367)
Proceeds from sale of investment securities	25,000	215,753	—
Property acquisition costs	(6,656)	(1,650)	(225)
Decrease (increase) in deposits on real estate acquisitions, net	137,106	(250,257)	65,395
Decrease in mortgage deposits	4,699	2,437	445
Consolidation of previously unconsolidated properties	(26,854)	—	—
Deconsolidation of previously consolidated properties	11,708	—	—
Acquisition of Noncontrolling Interests — Partially Owned Properties	(16,023)	(11,480)	(20)

Net cash (used for) provided by investing activities	(646,114)	103,579	(344,028)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(8,811)	$(9,291)	$(9,233)
Mortgage notes payable:
Proceeds	173,561	738,798	1,841,453
Restricted cash	73,232	46,664	37,262
Lump sum payoffs	(635,285)	(939,022)	(411,391)
Scheduled principal repayments	(16,769)	(17,763)	(24,034)
(Loss) gain on debt extinguishments	(2,457)	2,400	(81)
Notes, net:
Proceeds	595,422	—	—
Lump sum payoffs	—	(850,115)	(304,043)
(Loss) gain on debt extinguishments	—	(19,925)	18,737
Lines of credit:
Proceeds	5,513,125	—	841,000
Repayments	(5,513,125)	—	(980,000)
(Payments on) proceeds from settlement of derivative instruments	(10,040)	11,253	(26,781)
Proceeds from sale of OP Units	329,452	86,184	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	5,112	5,292	6,170
Proceeds from exercise of EQR options	71,596	9,136	24,634
OP Units repurchased and retired	(1,887)	(1,124)	(12,548)
Redemption of Preference Units	(877)	—	—
Payment of offering costs	(4,657)	(2,536)	(102)
Other financing activities, net	(48)	(16)	(16)
Contributions — Noncontrolling Interests — Partially Owned Properties	222	893	2,083
Contributions — Limited Partners	—	78	—
Distributions:
OP Units — General Partner	(379,969)	(488,604)	(522,195)
Preference Units	(14,471)	(14,479)	(14,521)
Preference Interests and Junior Preference Units	—	(12)	(15)
OP Units — Limited Partners	(18,867)	(28,935)	(34,584)
Noncontrolling Interests — Partially Owned Properties	(2,918)	(2,423)	(3,056)

Net cash provided by (used for) financing activities	151,541	(1,473,547)	428,739

Net increase (decrease) in cash and cash equivalents	238,120	(697,506)	839,963
Cash and cash equivalents, beginning of year	193,288	890,794	50,831

Cash and cash equivalents, end of year	$431,408	$193,288	$890,794

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$475,374	$508,847	$491,803

Net cash (received) paid for income and other taxes	$(2,740)	$3,968	$(1,252)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$359,082	$—	$24,946

Valuation of OP Units issued	$8,245	$1,034	$849

Mortgage loans (assumed) by purchaser	$(39,999)	$(17,313)	$—

Amortization of deferred financing costs:
Investment in real estate, net	$(2,768)	$(3,585)	$(1,986)

Deferred financing costs, net	$13,174	$16,712	$11,687

Amortization of discounts and premiums on debt:
Investment in real estate, net	$—	$(3)	$(6)

Mortgage notes payable	$(9,208)	$(6,097)	$(6,287)

Notes, net	$8,737	$11,957	$16,023

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(1,496)	$(1,379)

Accumulated other comprehensive income	$3,338	$3,724	$2,696

Unrealized loss (gain) on derivative instruments:
Other assets	$13,019	$(33,261)	$(6,680)

Mortgage notes payable	$(163)	$(1,887)	$6,272

Notes, net	$7,497	$719	$1,846

Other liabilities	$45,542	$(3,250)	$22,877

Accumulated other comprehensive (loss) income	$(65,894)	$37,676	$(23,815)

(Payments on) proceeds from settlement of derivative instruments:
Other assets	$—	$11,253	$(98)

Other liabilities	$(10,040)	$—	$(26,683)

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$(105,065)	$—	$—

Investments in unconsolidated entities	$7,376	$—	$—

Deposits — restricted	$(42,633)	$—	$—

Mortgage notes payable	$112,631	$—	$—

Net other assets recorded	$837	$—	$—

Deconsolidation of previously consolidated properties:
Investment in real estate, net	$14,875	$—	$—

Investments in unconsolidated entities	$(3,167)	$—	$—

Other
Receivable on sale of OP Units	$37,550	$—	$—

Transfer from notes, net to mortgage notes payable	$35,600	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS’ CAPITAL	2010	2009	2008
PREFERENCE UNITS
Balance, beginning of year	$208,773	$208,786	$209,662
Redemption of 7.00% Series E Cumulative Convertible	(834)	—	—
Conversion of 7.00% Series E Cumulative Convertible	(7,378)	(13)	(828)
Conversion of 7.00% Series H Cumulative Convertible	(561)	—	(48)

Balance, end of year	$200,000	$208,773	$208,786

PREFERENCE INTERESTS AND JUNIOR PREFERENCE UNITS
Balance, beginning of year	$—	$184	$184
Conversion of Series B Junior Preference Units	—	(184)	—

Balance, end of year	$—	$—	$184

GENERAL PARTNER
Balance, beginning of year	$4,833,885	$4,732,369	$4,723,590
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	7,939	13	876
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	19,722	48,803	49,901
Issuance of OP Units	291,902	123,734	—
Exercise of EQR share options	71,596	9,136	24,634
EQR’s Employee Share Purchase Plan (ESPP)	5,112	5,292	6,170
Share-based employee compensation expense:
EQR performance shares	—	179	(8)
EQR restricted shares	9,781	11,132	17,278
EQR share options	7,421	5,996	5,846
EQR ESPP discount	1,290	1,303	1,289
OP Units repurchased and retired	(1,887)	(1,124)	(7,908)
Offering costs	(4,657)	(2,536)	(102)
Net income available to Units — General Partner	269,242	347,794	393,115
OP Units — General Partner distributions	(419,320)	(450,287)	(523,648)
Supplemental Executive Retirement Plan (SERP)	8,559	27,809	(7,304)
Acquisition of Noncontrolling Interests — Partially Owned Properties	(16,888)	(1,496)	—
Change in market value of Redeemable Limited Partners	(129,918)	(14,544)	65,524
Adjustment for Limited Partners ownership in Operating Partnership	(5,775)	(9,688)	(16,884)

Balance, end of year	$4,948,004	$4,833,885	$4,732,369

LIMITED PARTNERS
Balance, beginning of year	$116,120	$137,645	$162,185
Issuance of OP Units	8,245	1,034	849
Issuance of LTIP Units	—	78	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(19,722)	(48,803)	(49,901)
Equity compensation associated with Units — Limited Partners	2,524	1,194	—
Net income available to Units — Limited Partners	13,099	20,305	26,126
Units — Limited Partners distributions	(20,300)	(25,679)	(33,745)
Change in carrying value of Redeemable Limited Partners	4,658	20,658	15,247
Adjustment for Limited Partners ownership in Operating Partnership	5,775	9,688	16,884

Balance, end of year	$110,399	$116,120	$137,645

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
PARTNERS’ CAPITAL (continued)	2010	2009	2008
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$4,681	$(35,799)	$(15,882)
Accumulated other comprehensive (loss) income — derivative instruments:
Unrealized holding (losses) gains arising during the year	(65,894)	37,676	(23,815)
Losses reclassified into earnings from other comprehensive income	3,338	3,724	2,696
Other	—	449	—
Accumulated other comprehensive income (loss) — other instruments:
Unrealized holding gains arising during the year	57	3,574	1,202
(Gains) realized during the year	—	(4,943)	—

Balance, end of year	$(57,818)	$4,681	$(35,799)

NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS — PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$11,054	$25,520	$26,236
Net (loss) income attributable to Noncontrolling Interests	(726)	(558)	2,650
Contributions by Noncontrolling Interests	222	893	2,083
Distributions to Noncontrolling Interests	(2,952)	(2,439)	(3,072)
Acquisition of Noncontrolling Interests — Partially Owned Properties	175	(11,705)	(1,877)
Other	218	(657)	(500)

Balance, end of year	$7,991	$11,054	$25,520

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
          EQR is the general partner of, and as of December 31, 2010 owned an approximate 95.5% ownership interest in ERPOP. EQR is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through ERPOP and its subsidiaries. References to the “Operating Partnership” include ERPOP and those entities owned or controlled by it. References to the “Company” mean EQR and the Operating Partnership.
          As of December 31, 2010, the Operating Partnership, directly or indirectly through investments in title holding entities, owned all or a portion of 451 properties located in 17 states and the District of Columbia consisting of 129,604 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	425	119,634
Partially Owned Properties — Consolidated	24	5,232
Military Housing	2	4,738

	451	129,604
          The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Operating Partnership beneficially owns 100% fee simple title to 422 of the 425 Wholly Owned Properties and all but one of its wholly owned development properties and land parcels. The Operating Partnership owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire in 2026, 2077 and 2101 for the three operating properties, respectively, and 2104 for one land parcel. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.
          The “Partially Owned Properties — Consolidated” are controlled by the Operating Partnership but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting. The “Military Housing” properties consist of investments in limited liability companies that, as a result of the terms of the operating agreements, are accounted for as management contract rights with all fees recognized as fee and asset management revenue.
2. Summary of Significant Accounting Policies
     Basis of Presentation
          Due to the Operating Partnership’s ability as general partner to control either through ownership or by contract its subsidiaries, each such subsidiary has been consolidated with the Operating Partnership for financial reporting purposes, except for an unconsolidated development land parcel and our military housing properties. The consolidated financial statements also include all variable interest entities for which the Operating Partnership is the primary beneficiary.
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
•	Land — Based on actual purchase price if acquired separately or market research/comparables if acquired with an operating property.

•	Furniture, Fixtures and Equipment — Ranges between $8,000 and $13,000 per apartment unit acquired as an estimate of the fair value of the appliances and fixtures inside an apartment unit. The per-apartment unit amount applied depends on the type of apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five years.

•	In-Place Leases — The Operating Partnership considers the value of acquired in-place leases and the amortization period is the average remaining term of each respective in-place acquired lease.

•	Other Intangible Assets — The Operating Partnership considers whether it has acquired other intangible assets, including any customer relationship intangibles and the amortization period is the estimated useful life of the acquired intangible asset.

•	Building — Based on the fair value determined on an “as-if vacant” basis. Depreciation is calculated on the straight-line method over an estimated useful life of thirty years.
          Replacements inside an apartment unit such as appliances and carpeting are depreciated over a five-year estimated useful life. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Operating Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.
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
          For long-lived assets to be held and used, the Operating Partnership compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Operating Partnership would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.
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

     Cost Capitalization
          See the Real Estate Assets and Depreciation of Investment in Real Estate section for a discussion of the Operating Partnership’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Operating Partnership capitalizes an allocation of the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital and/or renovation projects. These costs are reflected on the balance sheet as an increase to depreciable property.
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
     Investment Securities
          Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income, a separate component of partners’ capital.
     Deferred Financing Costs
          Deferred financing costs include fees and costs incurred to obtain the Operating Partnership’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $43.9 million and $34.6 million at December 31, 2010 and 2009, respectively.
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
          The Operating Partnership recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. In addition, fair value adjustments will affect either partners’ capital or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period. The Operating Partnership does not use derivatives for trading or speculative purposes.
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
          The fair value of the option grants are recognized over the vesting period of the options. The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected volatility (1)	32.4%	26.8%	20.3%

Expected life (2)	5 years	5 years	5 years

Expected dividend yield (3)	4.85%	4.68%	4.95%

Risk-free interest rate (4)	2.29%	1.89%	2.67%

Option valuation per share	$6.18	$3.38	$4.08

(1)	Expected volatility — Estimated based on the historical volatility of EQR’s share price, on a monthly basis, for a period matching the expected life of each grant.

(2)	Expected life — Approximates the actual weighted average life of all share options granted since the Company went public in 1993.

(3)	Expected dividend yield — Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual dividends by the average price of EQR’s shares in a given year.

(4)	Risk-free interest rate — The most current U.S. Treasury rate available prior to the grant date for a period matching the expected life of each grant.
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
          Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Operating Partnership’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2010, the Operating Partnership has recorded a deferred tax asset of approximately $38.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
          The Operating Partnership provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Income and other tax expense (benefit) (1)	$334	$2,804	$5,279
Discontinued operations, net (2)	44	(1,161)	(1,841)

Provision for income, franchise and excise taxes (3)	$378	$1,643	$3,438

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)	Primarily represents federal income taxes (recovered) on the gains on sales of condominium units owned by a TRS and included in discontinued operations. Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.
          The Operating Partnership’s TRSs carried back approximately $7.3 million of 2008 net operating losses (“NOL”) to 2006. The remaining NOL from the 2008 tax year, as well as the NOLs generated in 2009 and 2010, are available for carryforward to future tax years. The Operating Partnership’s TRSs have approximately $59.3 million of NOL carryforwards available as of January 1, 2011 that will expire in 2028, 2029 and 2030.
          During the years ended December 31, 2010, 2009 and 2008, the Operating Partnership’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2010	2009	2008
Tax treatment of dividends and distributions:
Ordinary dividends	$0.607	$0.807	$0.699
Long-term capital gain	0.622	0.558	0.755
Unrecaptured section 1250 gain	0.241	0.275	0.476

Dividends and distributions declared per Unit outstanding	$1.470	$1.640	$1.930

          The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2010 and 2009 was approximately $11.1 billion and $10.4 billion, respectively.
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
     Redeemable Limited Partners
          The Operating Partnership classifies “Redeemable Limited Partners” in the mezzanine section of the consolidated balance sheets for the portion of OP Units that EQR is required, either by contract or securities law, to deliver registered EQR Common Shares to the exchanging OP Unit holder. The redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.
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
     Other
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which superseded all then-existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The Operating Partnership adopted the codification as required, effective for the quarter ended September 30, 2009. The adoption of the codification has no impact on the Operating Partnership’s consolidated results of operations or financial position but changed the way we refer to accounting literature in our reports.
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
          Effective January 1, 2010, the analysis for identifying the primary beneficiary of a Variable Interest Entity (“VIE”) has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. For the Operating Partnership, this includes its consolidated development partnerships as the Operating Partnership provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). For the Operating Partnership, these requirements affected only disclosures and had no impact on the Operating Partnership’s consolidated results of operations or financial position. See Note 6 for further discussion.
          The Operating Partnership is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. The Operating Partnership is the controlling partner in various consolidated partnerships owning 24 properties and 5,232 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $8.0 million at December 31, 2010. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Operating Partnership, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2010, the Operating Partnership estimates the value of Noncontrolling Interest distributions would have been approximately $53.0 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2010 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Operating Partnership’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Operating Partnership has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
          Effective beginning the quarter ended June 30, 2009, disclosures about fair value of financial instruments are required for interim reporting periods in summarized financial information for publicly traded companies as well as in annual financial statements. This does not have a material effect on the Operating Partnership’s consolidated results of operations or financial position. See Note 11 for further discussion.
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
          Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Operating Partnership is required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($482.5 million outstanding at December 31, 2010) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The Operating Partnership recognized $18.6 million, $20.6 million and $24.4 million in interest expense related to the stated coupon rate of 3.85% for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of the conversion option as of the date of issuance calculated by the Operating Partnership using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $7.8 million and $10.6 million, respectively, or $0.03 per Unit and $0.04 per Unit, respectively, for the years ended December 31, 2010 and 2009, and is anticipated to result in a reduction to earnings of approximately $5.0 million or $0.02 per Unit for the year ended December 31, 2011. In addition, the Operating Partnership decreased the January 1, 2009 balance of retained earnings (included in general partner’s capital) by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital (included in general partner’s capital) by $44.3 million. Due to the required retrospective application, it resulted in a reduction to earnings of approximately $13.3 million or $0.05 per Unit for the year ended December 31, 2008. The carrying amount of the conversion option remaining in paid in capital (included in general partner’s capital) was $44.3 million at both December 31, 2010 and 2009. The unamortized cash and conversion option discounts totaled $5.0 million and $12.8 million at December 31, 2010 and 2009, respectively.
3. Capital and Redeemable Limited Partners
          The following tables present the changes in the Operating Partnership’s issued and outstanding “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) and in the limited partners’ Units for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	294,157,017	289,466,537	287,974,981

Issued to General Partner:
Conversion of Series E Preference Units	328,363	612	36,830
Conversion of Series H Preference Units	32,516	—	2,750
Issuance of OP Units	6,151,198	3,497,300	—
Exercise of EQR share options	2,506,645	422,713	995,129
Employee Share Purchase Plan (ESPP)	157,363	324,394	195,961
Restricted EQR share grants, net	235,767	298,717	461,954

Issued to Limited Partners:
LTIP Units, net	92,892	154,616	—
OP Units issued through acquisitions/consolidations	205,648	32,061	19,017
Conversion of Series B Junior Preference Units	—	7,517	—

OP Units Other:
Repurchased and retired	(58,130)	(47,450)	(220,085)

General and Limited Partner Units outstanding at December 31,	303,809,279	294,157,017	289,466,537

Limited Partner Units
Limited Partner Units outstanding at January 1,	14,197,969	16,679,777	18,420,320
Limited Partner LTIP Units, net	92,892	154,616	—
Limited Partner OP Units issued through acquisitions/consolidations	205,648	32,061	19,017
Conversion of Series B Junior Preference Units	—	7,517	—
Conversion of Limited Partner OP Units to EQR Common Shares	(884,472)	(2,676,002)	(1,759,560)

Limited Partner Units outstanding at December 31,	13,612,037	14,197,969	16,679,777

Limited Partner Units Ownership Interest in Operating Partnership	4.5%	4.8%	5.8%

Limited Partner LTIP Units Issued:
Issuance — per unit	—	$0.50	—
Issuance — contribution valuation	—	$0.1 million	—

Limited Partner OP Units Issued:
Acquisitions/consolidations — per unit	$40.09	$26.50	$44.64
Acquisitions/consolidations — valuation	$8.2 million	$0.8 million	$0.8 million

Conversion of Series B Junior Preference Units — per unit	—	$24.50	—
Conversion of Series B Junior Preference Units — valuation	—	$0.2 million	—
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
          In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). During the year ended December 31, 2010, EQR issued approximately 6.2 million Common Shares at an average price of $47.45 per share for total consideration of approximately $291.9 million through the ATM program. Concurrent with these transactions, the Operating Partnership issued approximately 6.2 million OP Units to EQR. During the year ended December 31, 2009, EQR issued approximately 3.5 million Common Shares at an average price of $35.38 per share for total consideration of approximately $123.7 million through the ATM program. Concurrent with these transactions, the Operating Partnership issued approximately 3.5 million OP Units to EQR. As of December 31, 2009, transactions to issue approximately 1.1 million of the 3.5 million Common Shares had not yet settled. As of December 31, 2009, the Company increased the number of Common Shares issued and outstanding by this amount and recorded a receivable of approximately $37.6 million included in other assets on the consolidated balance sheets. See Note 20 for further discussion on shares available under this program.
          EQR has a share repurchase program authorized by the Board of Trustees. Considering the repurchase activity for the year ended December 31, 2010, EQR has remaining authorization to repurchase an additional $464.6 million of its shares as of December 31, 2010.
          During the year ended December 31, 2010, EQR repurchased 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, the Operating Partnership repurchased and retired 58,130 OP Units previously issued to EQR. All of the shares repurchased during the year ended December 31, 2010 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.
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
          The Limited Partners of the Operating Partnership as of December 31, 2010 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for EQR Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
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
          The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered EQR Common Shares, Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered EQR Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2010 and 2009.
          The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2010, the Redeemable Limited Partner Units have a redemption value of approximately $383.5 million, which represents the value of EQR Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
          The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years for the years ended December 31, 2010, 2009 and 2008, respectively (amounts in thousands):

	2010	2009	2008
Balance at January 1,	$258,280	$264,394	$345,165
Change in market value	129,918	14,544	(65,524)
Change in carrying value	(4,658)	(20,658)	(15,247)

Balance at December 31,	$383,540	$258,280	$264,394

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
          The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2010 and 2009:

			Annual	Amounts in thousands
	Redemption	Conversion	Dividend per	December 31,	December 31,
	Date (1) (2)	Rate (2)	Unit (3)	2010	2009
Preference Units:

7.00% Series E Cumulative Convertible Preference Units; liquidation value $25 per unit; 0 and 328,466 units issued and outstanding at December 31, 2010 and December 31, 2009, respectively	11/1/98	1.1128	$1.75	$—	$8,212

7.00% Series H Cumulative Convertible Preference Units; liquidation value $25 per unit 0 and 22,459 units issued and outstanding at December 31, 2010 and December 31, 2009, respectively	6/30/98	1.4480	$1.75	—	561

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2010 and December 31, 2009	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at December 31, 2010 and December 31, 2009 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$200,000	$208,773

(1)	On or after the redemption date, redeemable preference units (Series K and N) may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding EQR Preferred Shares.

(2)	On or after the redemption date, convertible preference units (Series E and H) may be redeemed under certain circumstances at the option of the Operating Partnership for cash (in the case of Series E) or OP Units (in the case of Series H), in whole or in part, at various redemption prices per unit based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption/conversion of the corresponding EQR Preferred Shares. On November 1,

2010, the Operating Partnership redeemed its Series E and Series H Cumulative Convertible Preference Units for cash consideration of $0.8 million and 355,539 OP Units.

(3)	Dividends on all series of Preference Units are payable quarterly at various pay dates. The dividend listed for Series N is a Preference Unit rate and the equivalent depositary unit annual dividend is $1.62 per unit.

(4)	The Series N Preference Units have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend per unit.
          On July 30, 2009, the Operating Partnership elected to convert all 7,367 Series B Junior Convertible Preference Units into 7,517 OP Units. The actual preference unit dividends declared for the period outstanding in 2009 was $1.17 per unit.
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
          During the year ended December 31, 2010, the Operating Partnership acquired all of its partner’s interest in two consolidated partially owned properties consisting of 432 apartment units, one consolidated partially owned development project and one consolidated partially owned land parcel for $0.7 million. One of these partially owned property buyouts was funded through the issuance of 1,129 OP Units valued at $50,000. The Operating Partnership also increased its ownership in three consolidated partially owned properties through the buyout of certain equity interests which were funded through the issuance of 15,948 OP Units valued at $0.8 million and cash payments of $15.3 million. In conjunction with these transactions, the Operating Partnership reduced paid in capital (included in general partner’s capital) by $16.9 million and other liabilities by $0.2 million and increased Noncontrolling Interests — Partially Owned Properties by $0.2 million.
          During the year ended December 31, 2009, the Operating Partnership acquired all of its partners’ interests in five consolidated partially owned properties consisting of 1,587 apartment units for $9.2 million. In addition, the Operating Partnership also acquired a portion of the outside partner interests in two consolidated partially owned properties, one funded using cash of $2.1 million and the other funded through the issuance of 32,061 OP Units valued at $0.8 million. In conjunction with these transactions, the Operating Partnership reduced paid in capital (included in general partner’s capital) by $1.5 million and Noncontrolling Interests — Partially Owned Properties by $11.7 million.
          During the year ended December 31, 2008, the Operating Partnership acquired all of its partners’ interests in one consolidated partially owned property consisting of 144 apartment units for $5.9 million and three consolidated partially owned land parcels for $1.6 million. In addition, the Operating Partnership made an additional payment of $1.3 million related to an April 2006 acquisition of a partner’s interest in a now wholly owned property, partially funded through the issuance of 19,017 OP Units valued at $0.8 million.
4. Real Estate
          The following table summarizes the carrying amounts for the Operating Partnership’s investment in real estate (at cost) as of December 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Land	$4,110,275	$3,650,324
Depreciable property:
Buildings and improvements	13,995,121	12,781,543
Furniture, fixtures and equipment	1,231,391	1,111,978
Projects under development:
Land	28,260	106,716
Construction-in-progress	102,077	562,263
Land held for development:
Land	198,465	181,430
Construction-in-progress	36,782	70,890

Investment in real estate	19,702,371	18,465,144
Accumulated depreciation	(4,337,357)	(3,877,564)

Investment in real estate, net	$15,365,014	$14,587,580

          During the year ended December 31, 2010, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

			Purchase
	Properties	Apartment Units	Price
Rental Properties	16	4,445	$1,485,701
Land Parcels (six)	—	—	68,869

Total	16	4,445	$1,554,570

          In addition to the properties discussed above, the Operating Partnership acquired the 75% equity interest it did not own in seven previously unconsolidated properties containing 1,811 apartment units with a real estate value of $105.1 million.
          During the year ended December 31, 2009, the Operating Partnership acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

			Purchase
	Properties	Apartment Units	Price
Rental Properties	2	566	$145,036
Land Parcel (one)	—	—	11,500

Total	2	566	$156,536

          The Operating Partnership also acquired the 75% equity interest in one previously unconsolidated property it did not already own consisting of 250 apartment units for a gross sales price of $18.5 million from its institutional joint venture partner.
          During the year ended December 31, 2010, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties:
Consolidated	35	7,171	$718,352
Unconsolidated (1)	27	6,275	417,779
Land Parcel (one)	—	—	4,000
Condominium Conversion Properties	1	2	360

Total	63	13,448	$1,140,491

(1)	The Operating Partnership owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price.
          The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $298.0 million, a net gain on sales of unconsolidated entities of approximately $28.1 million and a net loss on sales of land parcels of approximately $1.4 million on the above sales.
          During the year ended December 31, 2009, the Operating Partnership disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties:
Consolidated	54	11,055	$905,219
Unconsolidated (1)	6	1,434	96,018
Condominium Conversion Properties	1	62	12,021

Total	61	12,551	$1,013,258

(1)	The Operating Partnership owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price. The Operating Partnership’s buyout of its partner’s interest in one previously unconsolidated property is not included in the above totals.

          The Operating Partnership recognized a net gain on sales of discontinued operations of approximately $335.3 million and a net gain on sales of unconsolidated entities of approximately $10.7 million on the above sales.
5. Commitments to Acquire/Dispose of Real Estate
          In addition to the properties that were subsequently acquired as discussed in Note 20, the Operating Partnership had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	2	683	$125,250

Total	2	683	$125,250

          In addition to the properties that were subsequently disposed of as discussed in Note 20, the Operating Partnership had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	15	4,152	$378,650

Total	15	4,152	$378,650

          The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.
6. Investments in Partially Owned Entities
          The Operating Partnership has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Operating Partnership’s investments in partially owned entities as of December 31, 2010 (amounts in thousands except for project and apartment unit amounts):

	Consolidated
	Development Projects (VIEs)
	Held for	Completed,	Completed
	and/or Under	Not	and
	Development	Stabilized (4)	Stabilized	Other	Total
Total projects (1)	—	1	4	19	24

Total apartment units (1)	—	490	1,302	3,440	5,232

Balance sheet information at 12/31/10 (at 100%):
ASSETS
Investment in real estate	$44,006	$257,747	$390,465	$438,329	$1,130,547
Accumulated depreciation	—	—	(18,471)	(124,347)	(142,818)

Investment in real estate, net	44,006	257,747	371,994	313,982	987,729
Cash and cash equivalents	877	1,288	7,384	11,581	21,130
Deposits — restricted	1,115	922	3,205	8	5,250
Escrow deposits — mortgage	—	—	222	2,321	2,543
Deferred financing costs, net	—	2,800	412	505	3,717
Other assets	339	268	308	143	1,058

Total assets	$46,337	$263,025	$383,525	$328,540	$1,021,427

LIABILITIES AND CAPITAL
Mortgage notes payable	$18,342	$141,741	$275,348	$314,535	$749,966
Accounts payable & accrued expenses	346	2,215	1,070	1,259	4,890
Accrued interest payable	1,294	521	605	1,531	3,951
Other liabilities	1,617	1,568	910	1,001	5,096
Security deposits	—	1,021	955	1,392	3,368

Total liabilities	21,599	147,066	278,888	319,718	767,271

Noncontrolling Interests — Partially Owned Properties	3,418	5,025	4,278	(4,730)	7,991
Accumulated other comprehensive (loss)	—	(1,322)	—	—	(1,322)
General and Limited Partners’ Capital	21,320	112,256	100,359	13,552	247,487

Total capital	24,738	115,959	104,637	8,822	254,156

Total liabilities and capital	$46,337	$263,025	$383,525	$328,540	$1,021,427

Debt — Secured (2):
EQR Ownership (3)	$18,342	$141,741	$275,348	$252,857	$688,288
Noncontrolling Ownership	—	—	—	61,678	61,678

Total (at 100%)	$18,342	$141,741	$275,348	$314,535	$749,966

	Consolidated
	Development Projects (VIEs)
	Held for
	and/or Under	Completed,	Completed
	Development	Not Stabilized (4)	and Stabilized	Other	Total
Operating information for the year ended 12/31/10 (at 100%):
Operating revenue	$4	$6,344	$25,607	$55,928	$87,883
Operating expenses	758	3,458	9,370	19,906	33,492

Net operating (loss) income	(754)	2,886	16,237	36,022	54,391
Depreciation	—	—	12,239	14,882	27,121
General and administrative/other	51	—	127	92	270
Impairment	8,959	—	—	—	8,959

Operating (loss) income	(9,764)	2,886	3,871	21,048	18,041
Interest and other income	23	—	10	30	63
Other expenses	(493)	—	—	(548)	(1,041)
Interest:
Expense incurred, net	(925)	(2,872)	(6,596)	(20,576)	(30,969)
Amortization of deferred financing costs	—	—	(753)	(238)	(991)

(Loss) income before income and other taxes and discontinued operations	(11,159)	14	(3,468)	(284)	(14,897)
Income and other tax (expense) benefit	(31)	—	—	(5)	(36)
Net loss on sales of land parcels	(234)	—	—	—	(234)
Net gain on sales of discontinued operations	711	—	—	34,842	35,553

Net (loss) income	$(10,713)	$14	$(3,468)	$34,553	$20,386

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Operating Partnership with the exception of $14.0 million in mortgage debt on one development project.

(3)	Represents the Operating Partnership’s current economic ownership interest.

(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.
     During the year ended December 31, 2010, the Operating Partnership acquired the 75% equity interest it did not own in seven previously unconsolidated properties containing 1,811 apartment units in exchange for an approximate $30.0 million payment to its partner. In addition, the Operating Partnership repaid the net $70.0 million mortgage loan, which was to mature on May 1, 2010, concurrent with closing using proceeds drawn from the Operating Partnership’s line of credit. The Operating Partnership also sold its 25% equity interest in the remaining 24 unconsolidated properties containing 5,635 apartment units in exchange for an approximate $25.4 million payment from its partner and the related $264.8 million in non-recourse mortgage debt was extinguished by the partner at closing.
     On December 29, 2010, the Operating Partnership admitted an 80% institutional partner to an entity owning a developable land parcel in Florida in exchange for $11.7 million in cash and retained a 20% equity interest. This land parcel is now unconsolidated. Total project cost is approximately $76.1 million and construction is expected to start in the first quarter of 2011. The Operating Partnership is responsible for constructing the project and has given certain construction cost overun guarantees.
     The Operating Partnership is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $8.0 million at December 31, 2010. The Operating Partnership has identified its development partnerships as VIEs as the Operating Partnership provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Operating Partnership is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Operating Partnership’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Operating Partnership does not have any unconsolidated VIEs.

7. Deposits — Restricted
     The following table presents the Operating Partnership’s restricted deposits as of December 31, 2010 and 2009 (amounts in thousands):

	December 31,	December 31,
	2010	2009
Tax—deferred (1031) exchange proceeds	$103,887	$244,257
Earnest money on pending acquisitions	9,264	6,000
Restricted deposits on debt (1)	18,966	49,565
Resident security and utility deposits	40,745	39,361
Other	8,125	12,825

Totals	$180,987	$352,008

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.
8. Mortgage Notes Payable
     As of December 31, 2010, the Operating Partnership had outstanding mortgage debt of approximately $4.8 billion.
     During the year ended December 31, 2010, the Operating Partnership:
•	Repaid $652.1 million of mortgage loans;

•	Obtained $173.6 million of new mortgage loan proceeds;

•	Assumed $359.1 million of mortgage debt on seven acquired properties;

•	Was released from $40.0 million of mortgage debt assumed by the purchaser on two disposed properties; and

•	Assumed $112.6 million of mortgage debt on seven previously unconsolidated properties and repaid the net $70.0 million mortgage loan (net of $42.6 million of cash collateral held by the lender) concurrent with closing using proceeds drawn from the Operating Partnership’s line of credit.
     The Operating Partnership recorded approximately $2.5 million and $1.0 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, during the year ended December 31, 2010 as additional interest expense related to debt extinguishment of mortgages.
     As of December 31, 2010, the Operating Partnership had $543.4 million of secured debt subject to third party credit enhancement.
     As of December 31, 2010, scheduled maturities for the Operating Partnership’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At December 31, 2010, the interest rate range on the Operating Partnership’s mortgage debt was 0.21% to 11.25%. During the year ended December 31, 2010, the weighted average interest rate on the Operating Partnership’s mortgage debt was 4.79%.
     The historical cost, net of accumulated depreciation, of encumbered properties was $5.6 billion and $5.8 billion at December 31, 2010 and 2009, respectively.
     Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2011	$597,100
2012	342,088
2013	171,138
2014	86,041
2015	59,013
Thereafter	3,507,516

Total	$4,762,896

     As of December 31, 2009, the Operating Partnership had outstanding mortgage debt of approximately $4.8 billion.

          During the year ended December 31, 2009, the Operating Partnership:
•	Repaid $956.8 million of mortgage loans;

•	Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11-year cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties;

•	Obtained $40.0 million of new mortgage loans to accommodate the delayed sale of two properties that closed in January 2010;

•	Obtained $198.8 million of new mortgage loans on development properties;

•	Recognized a gain on early debt extinguishment of $2.4 million and wrote-off approximately $1.1 million of unamortized deferred financing costs; and

•	Was released from $17.3 million of mortgage debt assumed by the purchaser on two disposed properties.
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
9. Notes
          The following tables summarize the Operating Partnership’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2010 and 2009, respectively:

	Net	Interest	Weighted	Maturity
December 31, 2010	Principal	Rate	Average	Date
(Amounts are in thousands)	Balance	Ranges	Interest Rate	Ranges
Fixed Rate Public/Private Notes (1)	$4,375,860	3.85% - 7.57%	5.78%	2011 - 2026
Floating Rate Public/Private Notes (1)	809,320	(1)	1.72%	2011 - 2013

Totals	$5,185,180

	Net	Interest	Weighted	Maturity
December 31, 2009	Principal	Rate	Average	Date
(Amounts are in thousands)	Balance	Ranges	Interest Rate	Ranges
Fixed Rate Public/Private Notes (1)	$3,771,700	3.85% - 7.57%	5.93%	2011 - 2026
Floating Rate Public/Private Notes (1)	801,824	(1)	1.37%	2010 - 2013
Floating Rate Tax-Exempt Bonds	35,600	(2)	0.37%	2028

Totals	$4,609,124

(1)	At December 31, 2010 and 2009, $300.0 million in fair value interest rate swaps converts a portion of the $400.0 million face value 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	The floating interest rate is based on the 7-Day Securities Industry and Financial Markets Association (“SIFMA”) rate, which is the tax-exempt index equivalent of LIBOR. The interest rate is 0.27% at December 31, 2009.
          The Operating Partnership’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Operating Partnership was in compliance with its unsecured public debt covenants for both the years ended December 31, 2010 and 2009.
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
          During the year ended December 31, 2010, the Operating Partnership:
•	Issued $600.0 million of ten-year 4.75% fixed rate public notes in a public offering at an all-in effective interest rate of 5.09%, receiving net proceeds of $595.4 million before underwriting fees and other expenses.
          During the year ended December 31, 2009, the Operating Partnership:

•	Repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009 pursuant to a cash tender offer announced on January 16, 2009 and wrote-off approximately $79,000 of unamortized deferred financing costs and approximately $46,000 of unamortized discounts on notes payable;

•	Repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity;

•	Repurchased at par $185.2 million of its 6.95% fixed rate public notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009 and wrote-off approximately $0.4 million of unamortized deferred financing costs and approximately $1.0 million of unamortized discounts on notes payable;

•	Repurchased $21.7 million of its 6.95% fixed rate public notes due March 2, 2011 at a price of 106% of par pursuant to a cash tender offer announced on December 2, 2009, recognized a loss on early debt extinguishment of $1.3 million and wrote-off approximately $0.2 million of unamortized net premiums on notes payable;

•	Repurchased $146.1 million of its 6.625% fixed rate public notes due March 15, 2012 at a price of 108% of par pursuant to a cash tender offer announced on December 2, 2009, recognized a loss on early debt extinguishment of $11.7 million and wrote-off approximately $0.3 million of unamortized deferred financing costs and approximately $0.2 million of unamortized net discounts on notes payable;

•	Repurchased $127.9 million of its 5.50% fixed rate public notes due October 1, 2012 at a price of 107% of par pursuant to a cash tender offer announced on December 2, 2009, recognized a loss on early debt extinguishment of $9.0 million and wrote-off approximately $0.5 million of unamortized deferred financing costs and approximately $0.4 million of unamortized discounts on notes payable;

•	Repurchased $75.8 million of its 5.20% fixed rate tax-exempt notes and wrote-off approximately $0.7 million of unamortized deferred financing costs;

•	Repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a price of 88.4% of par and recognized a gain on early debt extinguishment of $2.0 million and wrote-off approximately $0.1 million of unamortized deferred financing costs and approximately $0.8 million of unamortized discounts on notes payable; and

•	Repurchased at par $48.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 pursuant to a cash tender offer announced on December 2, 2009 and wrote-off approximately $0.3 million of unamortized deferred financing costs and approximately $1.5 million of unamortized discounts on notes payable.
          On October 11, 2007, the Operating Partnership closed on a $500.0 million senior unsecured term loan. Effective April 12, 2010, the Operating Partnership exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Operating Partnership. The Operating Partnership has the ability to increase available borrowings by an additional $250.0 million under certain circumstances. The loan bears interest at variable rates based upon LIBOR plus a spread (currently 0.50%) dependent upon the current credit rating on the Operating Partnership’s long-term senior unsecured debt. EQR has guaranteed the Operating Partnership’s term loan up to the maximum amount and for the full term of the loan.
          On August 23, 2006, the Operating Partnership issued $650.0 million of exchangeable senior notes that mature on August 15, 2026. The notes have a current face value of $482.5 million at December 31, 2010 and bear interest at a fixed rate of 3.85%. The notes are exchangeable into EQR Common Shares, at the option of the holders, under specific circumstances or on or after August 15, 2025, at an initial and current exchange rate of 16.3934 shares per $1,000 principal amount of notes (equivalent to an initial and current exchange price of $61.00 per share). The exchange rate is subject to adjustment in certain circumstances, including upon an increase in EQR’s dividend rate at the time of issuance. Upon an exchange of the notes, the Operating Partnership will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Operating Partnership’s option, in cash, EQR Common Shares or a combination of both. See Note 2 for more information on the change in the recognition of interest expense for the exchangeable senior notes.
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
          Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total (1)
2011 (2) (3)	$1,068,891
2012	474,221
2013	407,849
2014	498,576
2015	298,700
Thereafter	2,436,943

Total	$5,185,180

(1)	Principal payments on unsecured notes include amortization of any discounts or premiums related to the notes. Premiums and discounts are amortized over the life of the unsecured notes.

(2)	Includes the Operating Partnership’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Operating Partnership exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Operating Partnership.

(3)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026.
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
          As of December 31, 2010, the amount available on the credit facility was $1.28 billion (net of $147.3 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above) and there was no amount outstanding. During the year ended December 31, 2010, the weighted average interest rate was 0.66%. As of December 31, 2009, the amount available on the credit facility was $1.37 billion (net of $56.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Operating Partnership did not draw and had no balance outstanding on its revolving credit facility at any time during the year ended December 31, 2009.
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
          The carrying values of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $4.8 billion and $5.2 billion, respectively, at December 31, 2010. The fair values of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $4.7 billion and $5.5 billion, respectively, at December 31, 2010. The carrying values of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $4.8 billion and $4.6 billion, respectively, at December 31, 2009. The fair values of the Operating Partnership’s mortgage notes payable and unsecured notes were approximately $4.6 billion and $4.7 billion, respectively, at December 31, 2009. The fair values of the Operating Partnership’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
          In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.
          The following table summarizes the Operating Partnership’s consolidated derivative instruments at December 31, 2010 (dollar amounts are in thousands):

		Forward	Development
	Fair Value	Starting	Cash Flow
	Hedges (1)	Swaps (2)	Hedges (3)
Current Notional Balance	$315,693	$950,000	$87,422
Lowest Possible Notional	$315,693	$950,000	$3,020
Highest Possible Notional	$317,694	$950,000	$91,343
Lowest Interest Rate	2.009%	3.478%	4.059%
Highest Interest Rate	4.800%	4.695%	4.059%
Earliest Maturity Date	2012	2021	2011
Latest Maturity Date	2013	2023	2011

(1)	Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2)	Forward Starting Swaps — Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations from 2012 through 2014, and $350.0 million, $400.0 million and $200.0 million are designated for 2011, 2012 and 2013 maturities, respectively.

(3)	Development Cash Flow Hedges — Converts outstanding floating rate debt to a fixed interest rate.
          The following tables provide the location of the Operating Partnership’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of December 31, 2010 and 2009, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
December 31, 2010	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$12,521	Other liabilities	$—
Forward Starting Swaps	Other assets	3,276	Other liabilities	(37,756)
Development Cash Flow Hedges	Other assets	—	Other liabilities	(1,322)

Total		$15,797		$(39,078)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
December 31, 2009	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$5,186	Other liabilities	$—
Forward Starting Swaps	Other assets	23,630	Other liabilities	—
Development Cash Flow Hedges	Other assets	—	Other liabilities	(3,577)

Total		$28,816		$(3,577)

          The following tables provide a summary of the effect of fair value hedges on the Operating Partnership’s accompanying Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively (amounts in thousands):

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
December 31, 2010	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$7,335	Fixed rate debt	Interest expense	$(7,335)

Total		$7,335			$(7,335)

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
December 31, 2009	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,167)	Fixed rate debt	Interest expense	$1,167

Total		$(1,167)			$1,167

          The following tables provide a summary of the effect of cash flow hedges on the Operating Partnership’s accompanying Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
December 31, 2010	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(68,149)	Interest expense	$(3,338)	N/A	$—
Development Interest Rate Swaps/Caps	2,255	Interest expense	—	N/A	—

Total	$(65,894)		$(3,338)		$—

	Effective Portion			Ineffective Portion
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
December 31, 2009	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$34,432	Interest expense	$(3,724)	N/A	$—
Development Interest Rate Swaps/Caps	3,244	Interest expense	—	N/A	—

Total	$37,676		$(3,724)		$—

          As of December 31, 2010 and 2009, there were approximately $58.3 million in deferred losses, net, included in accumulated other comprehensive (loss) and $4.2 million in deferred gains, net, included in accumulated other comprehensive income, respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2010, the Operating Partnership may recognize an estimated $5.6 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2011.
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
          During the year ended December 31, 2009, the Operating Partnership sold a majority of its investment securities, receiving proceeds of approximately $215.8 million, and recorded a $4.9 million realized gain on sale (specific identification) which is included in interest and other income. The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of December 31, 2010 and 2009, respectively (amounts in thousands):

		Other Assets
December 31, 2010		Amortized	Unrealized	Unrealized	Book/	Interest and
Security	Maturity	Cost	Gains	Losses	Fair Value	Other Income
Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	$—	$—	$—	$—	$61
Other	N/A	675	519	—	1,194	—

Total Available-for-Sale and Grand Total		$675	$519	$—	$1,194	$61

		Other Assets
December 31, 2009		Amortized	Unrealized	Unrealized	Book/	Interest and
Security	Maturity	Cost	Gains	Losses	Fair Value	Other Income
Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$—	$—	$—	$—	$458

Total Held-to-Maturity		—	—	—	—	458

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	25,000	93	—	25,093	491
Other	Between one and five years or N/A	675	370	—	1,045	7,754

Total Available-for-Sale		25,675	463	—	26,138	8,245

Grand Total		$25,675	$463	$—	$26,138	$8,703

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
          The Operating Partnership’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Operating Partnership that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $58.1 million as of December 31, 2010 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.
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
          The Operating Partnership’s real estate asset impairment charges were the result of an analysis of the parcels’ estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) (Level 3) compared to their current capitalized carrying value. The market assumptions used as inputs to the Operating Partnership’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Operating Partnership’s current plans for each individual asset. The Operating Partnership uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs. The valuation techniques used to measure fair value is consistent with how similar assets were measured in prior periods. See Note 20 for further discussion.
12. Earnings Per Unit
          The following tables set forth the computation of net income per Unit — basic and net income per Unit — diluted (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator for net income per Unit — basic and diluted (1):
(Loss) income from continuing operations	$(19,844)	$2,931	$(40,054)
Net loss (income) attributable to Noncontrolling Interests — Partially Owned Properties	726	558	(2,650)
Allocation to Preference Units	(14,368)	(14,479)	(14,507)
Allocation to Preference Interests and Junior Preference Units	—	(9)	(15)

(Loss) from continuing operations available to Units	(33,486)	(10,999)	(57,226)
Discontinued operations, net	315,827	379,098	476,467

Numerator for net income per Unit — basic and diluted (1)	$282,341	$368,099	$419,241

Denominator for net income per Unit — basic and diluted (1)	296,527	289,167	287,631

Net income per Unit — basic	$0.95	$1.27	$1.46

Net income per Unit — diluted	$0.95	$1.27	$1.46

Net income per Unit — basic:
(Loss) from continuing operations available to Units	$(0.113)	$(0.038)	$(0.199)
Discontinued operations, net	1.065	1.309	1.655

Net income per Unit — basic	$0.952	$1.271	$1.456

Net income per Unit — diluted (1):
(Loss) from continuing operations available to Units	$(0.113)	$(0.038)	$(0.199)
Discontinued operations, net	1.065	1.309	1.655

Net income per Unit — diluted	$0.952	$1.271	$1.456

Distributions declared per Unit outstanding	$1.47	$1.64	$1.93

(1)	Potential Units issuable from the assumed exercise/vesting of EQR long-term compensation award shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively.
Convertible preference interests/units that could be converted into 325,103, 402,501 and 427,090 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2010, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($482.5 million outstanding at December 31, 2010) exchangeable senior notes was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.
For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 14.
13. Discontinued Operations
          The Operating Partnership has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
          The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets during each of the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

	Year Ended December 31,
	2010	2009	2008
REVENUES
Rental income	$67,670	$160,031	$261,924

Total revenues	67,670	160,031	261,924

EXPENSES (1)
Property and maintenance	18,659	49,088	75,079
Real estate taxes and insurance	7,028	18,065	28,764
Property management	—	—	(62)
Depreciation	16,770	41,104	66,625
General and administrative	36	34	29

Total expenses	42,493	108,291	170,435

Discontinued operating income	25,177	51,740	91,489

Interest and other income	497	120	427
Other expenses	—	(1)	—
Interest (2):
Expense incurred, net	(7,722)	(8,660)	(10,093)
Amortization of deferred financing costs	(37)	(561)	(54)
Income and other tax (expense) benefit	(44)	1,161	1,841

Discontinued operations	17,871	43,799	83,610
Net gain on sales of discontinued operations	297,956	335,299	392,857

Discontinued operations, net	$315,827	$379,098	$476,467

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Operating Partnership’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
          For the properties sold during 2010, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2009 were $430.5 million and $89.4 million, respectively.
14. Share Incentive Plans
          Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in the Operating Partnership issuing OP units to EQR on a one-for-one basis with the Operating Partnership receiving the net cash proceeds of such issuances.
          On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan. The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year. As of January 1, 2011, this amount equaled 22,785,696, of which 5,395,739 shares were available for future issuance. No awards may be granted under the 2002 Share Incentive Plan, as restated, after February 20, 2012.
          Pursuant to the 2002 Share Incentive Plan, as restated, and the Amended and Restated 1993 Share Option and Share Award Plan, as amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares, subject to conditions and restrictions as described in the Share Incentive Plans. In addition, each year prior to 2007, certain executive officers of the Company participated in the Company’s performance-based restricted share plan. Effective January 1, 2007, the Company elected to discontinue the award of performance-based award grants. Options, SARs, restricted shares, performance shares and LTIP Units (see discussion below) are sometimes collectively referred to herein as “Awards”.
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
          Restricted shares that have been awarded through December 31, 2010 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner’s capital) and have not been considered in reducing net income available to Units in a manner similar to the Operating Partnership’s preference unit dividends for the earnings per Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.
          In December 2008, the Company’s 2002 Share Incentive Plan was amended to allow for the issuance of long-term incentive plan units (“LTIP Units”) to officers of the Company as an alternative to the Company’s restricted shares. LTIP Units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for EQR Common Shares on a one-for-one basis or the cash value of such shares at the option of the Operating Partnership. In connection with the February 2009 grant of long-term incentive compensation for services provided during 2008, officers of the Company were allowed to choose, on a one-for-one basis, between restricted shares and LTIP Units. Similar to restricted shares, LTIP Units generally vest three years from the award date. In addition, LTIP Unit holders receive quarterly dividend payments on their LTIP Units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on LTIP Units are included as a component of Limited Partners capital and have not been considered in reducing net income available to Units in a manner similar to the Operating Partnership’s preference unit dividends for the earnings per Unit calculation. If employment is terminated prior to vesting, the LTIP Units are generally canceled. An LTIP Unit will automatically convert to an OP Unit when the capital account of each LTIP Unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the LTIP Unit will automatically be canceled and no compensation will be payable to the holder of such canceled LTIP Unit.
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
          John Powers, Executive Vice President — Human Resources, became eligible for retirement in 2009 as he turned 62. Frederick C. Tuomi, President — Property Management, became eligible for retirement under the Rule of 70 in 2009. Bruce C. Strohm, Executive Vice President and General Counsel, became eligible for retirement under the Rule of 70 in 2010. David J. Neithercut, Chief Executive Officer and President, will become eligible for retirement under the Rule of 70 in 2011.
          For employees hired prior to January 1, 2009, who retire at or after age 62, such employee’s unvested restricted shares, LTIP Units and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as was provided under the Share Incentive Plans prior to the adoption of the Rule of 70. For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the new Rule of 70 definition of retirement of employees, such employee’s unvested restricted shares, LTIP Units and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of EQR or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. If an employee violates these provisions after such retirement, all unvested restricted shares, unvested LTIP Units and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of EQR’s Board of Trustees.

          The following tables summarize compensation information regarding the performance shares, restricted shares, LTIP Units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Year Ended December 31, 2010
	Compensation	Compensation	Compensation	Dividends
	Expense	Capitalized	Equity	Incurred
Restricted shares	$8,603	$1,178	$9,781	$1,334
LTIP Units	2,334	190	2,524	138
Share options	6,707	714	7,421	—
ESPP discount	1,231	59	1,290	—

Total	$18,875	$2,141	$21,016	$1,472

	Year Ended December 31, 2009
	Compensation	Compensation	Compensation	Dividends
	Expense	Capitalized	Equity	Incurred
Performance shares	$103	$76	$179	$—
Restricted shares	10,065	1,067	11,132	1,627
LTIP Units	1,036	158	1,194	254
Share options	5,458	538	5,996	—
ESPP discount	1,181	122	1,303	—

Total	$17,843	$1,961	$19,804	$1,881

	Year Ended December 31, 2008
	Compensation	Compensation	Compensation	Dividends
	Expense	Capitalized	Equity	Incurred
Performance shares	$(8)	$—	$(8)	$—
Restricted shares	15,761	1,517	17,278	2,175
Share options	5,361	485	5,846	—
ESPP discount	1,197	92	1,289	—

Total	$22,311	$2,094	$24,405	$2,175

          Compensation expense is generally recognized for Awards as follows:
•	Restricted shares, LTIP Units and share options — Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•	Performance shares — Accelerated method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end.

•	ESPP discount — Immediately upon the purchase of common shares each quarter.
          The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2010 is $19.5 million, which is expected to be recognized over a weighted average term of 1.5 years.
          See Note 2 for additional information regarding the Company’s share-based compensation.
          The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2010, 2009 and 2008:

		Weighted		Weighted		Weighted
	Common	Average		Average Fair		Average Fair
	Shares Subject	Exercise Price	Restricted	Value per	LTIP	Value per
	to Options	per Option	Shares	Restricted Share	Units	LTIP Unit
Balance at December 31, 2007	9,185,141	$32.37	1,178,188	$42.30
Awards granted (1)	1,436,574	$38.46	524,983	$38.29
Awards exercised/vested (2) (3)	(995,129)	$24.75	(644,131)	$35.99
Awards forfeited	(113,786)	$43.95	(63,029)	$44.87
Awards expired	(39,541)	$35.91	—	—

Balance at December 31, 2008	9,473,259	$33.94	996,011	$44.16	—	—

Awards granted (1)	2,541,005	$23.08	362,997	$22.62	155,189	$21.11
Awards exercised/vested (2) (3)	(422,713)	$21.62	(340,362)	$42.67	—	—
Awards forfeited	(146,151)	$30.07	(64,280)	$35.28	(573)	$21.11
Awards expired	(95,650)	$32.21	—	—	—	—

Balance at December 31, 2009	11,349,750	$32.03	954,366	$37.10	154,616	$21.11

Awards granted (1)	1,436,115	$33.59	270,805	$34.85	94,096	$32.97
Awards exercised/vested (2) (3)	(2,506,645)	$28.68	(278,183)	$52.25	—	—
Awards forfeited	(76,275)	$29.43	(35,038)	$30.84	(1,204)	$21.11
Awards expired	(96,457)	$42.69	—	—	—	—

Balance at December 31, 2010	10,106,488	$33.00	911,950	$32.05	247,508	$25.62

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2010, 2009 and 2008 was $6.18 per share, $3.38 per share and $4.08 per share, respectively.

(2)	The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $39.6 million, $2.8 million and $15.6 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $8.0 million and $23.9 million, respectively.
          The following table summarizes information regarding options outstanding and exercisable at December 31, 2010:

	Options Outstanding (1)			Options Exercisable (2)
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price
$21.40 to $26.75	2,974,937	6.18	$23.42	1,403,771	$23.82
$26.76 to $32.10	2,478,594	3.09	$29.99	2,478,594	$29.99
$32.11 to $37.45	1,374,888	9.01	$32.96	23,546	$32.23
$37.46 to $42.80	2,363,450	5.87	$40.44	2,023,316	$40.75
$42.81 to $48.15	4,202	5.32	$45.25	4,202	$45.25
$48.16 to $53.50	910,417	6.09	$53.19	853,222	$53.50

$21.40 to $53.50	10,106,488	5.73	$33.00	6,786,651	$34.89

Vested and expected to vest as of December 31, 2010	9,718,763	5.69	$33.12

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2010 is $184.3 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2010 is $117.1 million and 4.4 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $51.95 per share on December 31, 2010 and the strike price of the underlying awards.

     As of December 31, 2009 and 2008, 7,974,815 Options (with a weighted average exercise price of $33.55) and 7,522,344 Options (with a weighted average exercise price of $31.58) were exercisable, respectively.
15. Employee Plans
     The Company established an Employee Share Purchase Plan to provide each employee and EQR trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,403,970 Common Shares available for purchase under the ESPP at December 31, 2010. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to the Operating Partnership in exchange for OP Units):

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands except share and per share amounts)
Shares issued	157,363	324,394	195,961
Issuance price ranges	$28.26 - $41.16	$14.21 – $24.84	$23.51 – $37.61
Issuance proceeds	$5,112	$5,292	$6,170
     The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Operating Partnership, on behalf of the Company, matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company’s contributions over five years. The Operating Partnership recognized an expense in the amount of $4.0 million, $3.5 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Operating Partnership, on behalf of the Company, may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan. The Operating Partnership did not make a contribution for the years ended December 31, 2010, 2009 and 2008 and as such, no expense was recognized in these years.
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
     On December 16, 2008, the Company filed with the SEC a Form S-3 Registration Statement to register 5,000,000 Common Shares under the DRIP Plan. The registration statement was automatically declared effective the same day and expires at the earlier of the date in which all 5,000,000 shares have been issued or December 15, 2011. The Company has 4,905,736 Common Shares available for issuance under the DRIP Plan at December 31, 2010.
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
     The Operating Partnership provided asset and property management services to certain related entities for properties not owned by the Operating Partnership, which terminated in December 2008. Fees received for providing such services were approximately $0.3 million for the year ended December 31, 2008.
     The Operating Partnership leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on July 31, 2021. Amounts incurred for such office space for the years ended December 31, 2010, 2009 and 2008, respectively, were approximately $2.7 million, $3.0 million and $2.9 million. The Operating Partnership believes these amounts equal market rates for such rental space.
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
     The Operating Partnership is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Operating Partnership designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Operating Partnership believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Operating Partnership. Accordingly, the Operating Partnership is defending the suit vigorously. Due to the pendency of the Operating Partnership’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2010. While no assurances can be given, the Operating Partnership does not believe that the suit, if adversely determined, would have a material adverse effect on the Operating Partnership.
     The Operating Partnership does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Operating Partnership.
     The Operating Partnership has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Operating Partnership periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the year ended December 31, 2010, the Operating Partnership recorded additional reserves of approximately $0.7 million, paid approximately $2.9 million in claims, settlements and legal fees and released approximately $1.2 million of remaining reserves for settled claims. As a result, the Operating Partnership had total reserves of approximately $3.3 million at December 31, 2010. While no assurances can be given, the Operating Partnership does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Operating Partnership.
     As of December 31, 2010, the Operating Partnership has four projects totaling 717 apartment units in various stages of development with estimated completion dates ranging through September 30, 2012, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are developed solely by the Operating Partnership, while others were co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Operating Partnership to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).
     During the years ended December 31, 2010, 2009 and 2008, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under three ground leases, aggregated $7.6 million, $8.4 million and $8.3 million, respectively.
     The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers. During the years ended December 31, 2010 and 2009, the Operating Partnership recognized compensation expense of $0.9 million and $1.2 million, respectively, related to these agreements. During the year ended December 31, 2008, the Operating Partnership reduced compensation expense by $0.4 million related to these agreements.
     The following table summarizes the Operating Partnership’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2010:

	Payments Due by Year (in thousands)
	2011	2012	2013	2014	2015	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$5,478	$4,285	$4,431	$4,736	$4,729	$320,928	$344,587
Other Long-Term Liabilities:
Deferred Compensation (b)	1,457	1,770	1,485	1,677	1,677	9,182	17,248

(a)	Minimum basic rent due for various office space the Operating Partnership leases and fixed base rent due on ground leases for four properties/parcels.

(b)	Estimated payments to EQR’s Chairman, Vice Chairman and two former CEO’s based on planned retirement dates.
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
     All revenues are from external customers and there is no customer who contributed 10% or more of the Operating Partnership’s total revenues during the three years ended December 31, 2010, 2009 or 2008.
     The primary financial measure for the Operating Partnership’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Operating Partnership believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Operating Partnership’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively, as well as total assets for the years ended December 31, 2010 and 2009, respectively (amounts in thousands):

	Year Ended December 31, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$574,147	$353,123	$383,475	$417,523	$—	$1,728,268
Non-same store/other (2) (3)	112,747	18,042	9,271	33,456	84,259	257,775

Total rental income	686,894	371,165	392,746	450,979	84,259	1,986,043

Operating expenses:
Same store (1)	215,365	132,331	157,518	149,449	—	654,663
Non-same store/other (2) (3)	54,780	7,950	4,126	15,136	69,823	151,815

Total operating expenses	270,145	140,281	161,644	164,585	69,823	806,478

NOI:
Same store (1)	358,782	220,792	225,957	268,074	—	1,073,605
Non-same store/other (2) (3)	57,967	10,092	5,145	18,320	14,436	105,960

Total NOI	$416,749	$230,884	$231,102	$286,394	$14,436	$1,179,565

Total assets	$6,211,534	$2,665,707	$2,602,318	$3,240,170	$1,464,465	$16,184,194

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 112,042 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)	Other includes ECH, development, condominium conversion overhead of $0.6 million and other corporate operations. Also reflects a $10.5 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Year Ended December 31, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$566,518	$357,502	$383,239	$423,076	$—	$1,730,335
Non-same store/other (2) (3)	23,195	2,010	4,268	16,985	69,364	115,822

Total rental income	589,713	359,512	387,507	440,061	69,364	1,846,157

Operating expenses:
Same store (1)	211,352	129,696	158,977	148,483	—	648,508
Non-same store/other (2) (3)	12,798	1,851	1,727	9,418	68,692	94,486

Total operating expenses	224,150	131,547	160,704	157,901	68,692	742,994

NOI:
Same store (1)	355,166	227,806	224,262	274,593	—	1,081,827
Non-same store/other (2) (3)	10,397	159	2,541	7,567	672	21,336

Total NOI	$365,563	$227,965	$226,803	$282,160	$672	$1,103,163

Total assets	$5,435,072	$2,474,775	$2,674,499	$2,971,396	$1,861,773	$15,417,515

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 112,042 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)	Other includes ECH, development, condominium conversion overhead of $1.4 million and other corporate operations. Also reflects a $9.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Year Ended December 31, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$553,712	$372,197	$407,871	$444,403	$—	$1,778,183
Non-same store/other (2) (3)	37,000	18,347	6,090	23,400	101,934	186,771
Properties sold in 2010 (4)	—	—	—	—	(88,681)	(88,681)

Total rental income	590,712	390,544	413,961	467,803	13,253	1,876,273

Operating expenses:
Same store (1)	199,673	128,448	166,022	150,980	—	645,123
Non-same store/other (2) (3)	16,806	7,664	2,995	14,363	101,742	143,570
Properties sold in 2010 (4)	—	—	—	—	(31,205)	(31,205)

Total operating expenses	216,479	136,112	169,017	165,343	70,537	757,488

NOI:
Same store (1)	354,039	243,749	241,849	293,423	—	1,133,060
Non-same store/other (2) (3)	20,194	10,683	3,095	9,037	192	43,201
Properties sold in 2010 (4)	—	—	—	—	(57,476)	(57,476)

Total NOI	$374,233	$254,432	$244,944	$302,460	$(57,284)	$1,118,785

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2008, less properties subsequently sold, which represented 113,598 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2008, plus any properties in lease-up and not stabilized as of January 1, 2008.

(3)	Other includes ECH, development, condominium conversion overhead of $2.8 million and other corporate operations. Also reflects a $13.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

(4)	Reflects discontinued operations for properties sold during 2010.
Note: Markets included in the above geographic segments are as follows:
(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)	Northwest – Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.

(c)	Southeast – Atlanta, Jacksonville, Orlando, South Florida and Tampa.

(d)	Southwest – Albuquerque, Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
     The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Rental income	$1,986,043	$1,846,157	$1,876,273
Property and maintenance expense	(498,634)	(464,809)	(485,754)
Real estate taxes and insurance expense	(226,718)	(206,247)	(194,671)
Property management expense	(81,126)	(71,938)	(77,063)

Total operating expenses	(806,478)	(742,994)	(757,488)

Net operating income	$1,179,565	$1,103,163	$1,118,785

20. Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2010, the Operating Partnership:
•	Acquired two apartment properties consisting of 521 apartment units for $137.1 million;

•	Sold two consolidated apartment properties consisting of 600 apartment units for $32.7 million;

•	Repaid $173.0 million in mortgage loans;

•	Issued 3.0 million Common Shares at an average price of $50.84 per share for total consideration of $154.5 million under EQR’s ATM share offering program; and

•	Increased its availability for issuance under EQR’s ATM share offering program to 10,000,000

Common Shares.
     Other
     During the year ended December 31, 2010, the Operating Partnership recorded a $45.4 million non-cash asset impairment charge on two parcels of land held for development as a result of changes in the Operating Partnership’s future plans for those parcels. The Operating Partnership now intends to sell one parcel in the near term and contemplates a joint venture structure for the other, necessitating this impairment charge. During the year ended December 31, 2009, the Operating Partnership recorded an $11.1 million non-cash asset impairment charge on a parcel of land held for development. During the year ended December 31, 2008, the Operating Partnership recorded $116.4 million of non-cash asset impairment charges on land held for development related to five potential development projects that will no longer be pursued. These charges were the result of an analysis of each parcel’s estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) compared to its current capitalized carrying value. The market assumptions used as inputs to the Operating Partnership’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Operating Partnership’s current plans for each individual asset. The Operating Partnership uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs.
     During the years ended December 31, 2010, 2009 and 2008, the Operating Partnership incurred charges of $6.6 million, $1.7 million and $0.2 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $5.3 million, $4.8 million and $5.6 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $11.9 million, $6.5 million and $5.8 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.
     During the year ended December 31, 2008, the Operating Partnership recognized $0.7 million of forfeited deposits for various terminated transactions, which are included in interest and other income. During the year ended December 31, 2010, an arbitration panel awarded commissions, interest and costs in the amount of $1.7 million to the listing and marketing agent related to 38 potential condo sales at one of the Operating Partnership’s properties. In addition, during 2010, 2009 and 2008, the Operating Partnership received $5.2 million, $0.2 million and $1.7 million, respectively, for the settlement of litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations.
     On July 16, 2010, a portion of the parking garage collapsed at one of the Operating Partnership’s rental properties (Prospect Towers in Hackensack, New Jersey). The Operating Partnership estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $12.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage will be capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, will reduce earnings as they are incurred. Generally, insurance proceeds will be recorded as increases to earnings as they are received. An impairment charge of $1.3 million was recognized to write-off the net book value of the collapsed garage. During the year ended December 31, 2010, the Operating Partnership received approximately $4.0 million in insurance proceeds which fully offset the impairment charge and partially offset expenses of $5.5 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.
21. Quarterly Financial Data (Unaudited)
     The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2010. Amounts are in thousands, except for per Unit amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010	3/31	6/30	9/30	12/31
Total revenues (1)	$472,082	$494,541	$511,772	$517,124
Operating income (1)	112,382	115,247	121,047	93,325
(Loss) income from continuing operations (1)	(7,267)	4,714	14,930	(32,221)
Discontinued operations, net (1)	65,123	5,375	14,896	230,433
Net income *	57,856	10,089	29,826	198,212
Net income available to Units	54,486	6,656	26,397	194,802
Earnings per Unit — basic:
Net income available to Units	$0.18	$0.02	$0.09	$0.65
Weighted average Units outstanding	294,450	295,898	296,348	299,363
Earnings per Unit — diluted:
Net income available to Units	$0.18	$0.02	$0.09	$0.65
Weighted average Units outstanding	294,450	299,642	300,379	299,363

(1)	The amounts presented for the first three quarters of 2010 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2010. Below is a reconciliation to the amounts previously reported:

	First	Second	Third
	Quarter	Quarter	Quarter
2010	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$488,690	$510,937	$527,356
Total revenues subsequently reclassified to discontinued operations	(16,608)	(16,396)	(15,584)

Total revenues disclosed in Form 10-K	$472,082	$494,541	$511,772

Operating income previously reported in Form 10-Q	$118,596	$121,529	$127,196
Operating income subsequently reclassified to discontinued operations	(6,214)	(6,282)	(6,149)

Operating income disclosed in Form 10-K	$112,382	$115,247	$121,047

(Loss) income from continuing operations previously reported in Form 10-Q	$(2,208)	$9,406	$19,884
Income from continuing operations subsequently reclassified to discontinued operations	(5,059)	(4,692)	(4,954)

(Loss) income from continuing operations disclosed in Form 10-K	$(7,267)	$4,714	$14,930

Discontinued operations, net previously reported in Form 10-Q	$60,064	$683	$9,942
Discontinued operations, net from properties sold subsequent to the respective reporting period	5,059	4,692	4,954

Discontinued operations, net disclosed in Form 10-K	$65,123	$5,375	$14,896

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009	3/31	6/30	9/30	12/31
Total revenues (2)	$466,177	$464,225	$464,827	$461,274
Operating income (2)	126,283	120,661	122,703	126,954
Income (loss) from continuing operations (2)	7,858	7,813	4,256	(16,996)
Discontinued operations, net (2)	77,563	98,119	139,109	64,307
Net income *	85,421	105,932	143,365	47,311
Net income available to Units	81,866	102,314	140,061	43,858
Earnings per Unit — basic:
Net income available to Units	$0.28	$0.35	$0.48	$0.15
Weighted average Units outstanding	288,710	288,990	289,262	289,693
Earnings per Unit — diluted:
Net income available to Units	$0.28	$0.35	$0.48	$0.15
Weighted average Units outstanding	288,853	289,338	290,215	289,693

(2)	The amounts presented for the four quarters of 2009 are not equal to the same amounts previously reported in either the Form 8-K filed with the SEC on September 14, 2010 (for the first, second and fourth quarters of 2009) or in the third quarter 2010 Form 10-Q filed with the SEC on November 4, 2010 (for the third quarter of 2009) primarily as a result of changes in discontinued operations due to additional property sales which occurred throughout 2010. Below is a reconciliation to the amounts previously reported:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009	3/31	6/30	9/30	12/31
Total revenues previously reported in September 2010 Form 8-K/Form 10-Q	$482,475	$480,333	$480,241	$477,365
Total revenues subsequently reclassified to discontinued operations	(16,298)	(16,108)	(15,414)	(16,091)

Total revenues disclosed in Form 10-K	$466,177	$464,225	$464,827	$461,274

Operating income previously reported in September 2010 Form 8-K/Form 10-Q	$132,245	$126,944	$128,655	$133,239
Operating income subsequently reclassified to discontinued operations	(5,962)	(6,283)	(5,952)	(6,285)

Operating income disclosed in Form 10-K	$126,283	$120,661	$122,703	$126,954

Income (loss) from continuing operations previously reported in September 2010 Form 8-K/Form 10-Q	$11,948	$12,339	$9,029	$(13,146)
Income from continuing operations subsequently reclassified to discontinued operations	(4,090)	(4,526)	(4,773)	(3,850)

Income (loss) from continuing operations disclosed in Form 10-K	$7,858	$7,813	$4,256	$(16,996)

Discontinued operations, net previously reported in September 2010 Form 8-K/Form 10-Q	$73,473	$93,593	$134,336	$60,457
Discontinued operations, net from properties sold subsequent to the respective reporting period	4,090	4,526	4,773	3,850

Discontinued operations, net disclosed in Form 10-K	$77,563	$98,119	$139,109	$64,307

*	The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2010 and 2009. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2010

			Investment in Real	Accumulated	Investment in Real
	Properties (H)	Units (H)	Estate, Gross	Depreciation	Estate, Net	Encumbrances

Wholly Owned Unencumbered	288	80,239	$12,555,402,637	$(2,847,912,228)	$9,707,490,409	$—
Wholly Owned Encumbered	137	39,395	6,016,421,350	(1,346,626,508)	4,669,794,842	2,595,245,052
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	1,417,683,780

Wholly Owned Properties	425	119,634	18,571,823,987	(4,194,538,736)	14,377,285,251	4,012,928,832

Partially Owned Unencumbered	—	—	25,130,204	—	25,130,204	—
Partially Owned Encumbered	24	5,232	1,105,416,801	(142,817,905)	962,598,896	749,967,053

Partially Owned Properties	24	5,232	1,130,547,005	(142,817,905)	987,729,100	749,967,053

Total Unencumbered Properties	288	80,239	12,580,532,841	(2,847,912,228)	9,732,620,613	—
Total Encumbered Properties	161	44,627	7,121,838,151	(1,489,444,413)	5,632,393,738	4,762,895,885

Total Consolidated Investment in Real Estate	449	124,866	$19,702,370,992	$(4,337,356,641)	$15,365,014,351	$4,762,895,885

(1)	See attached Encumbrances Reconciliation.

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2010

	Number of
	Properties	See Properties
Portfolio/Entity Encumbrances	Encumbered by	With Note:	Amount
EQR-Bond Partnership	6	I	$51,670,000
EQR-Fanwell 2007 LP	7	J	223,138,000
EQR-Wellfan 2008 LP (R)	15	K	550,000,000
EQR-SOMBRA 2008 LP	18	L	543,000,000	(1)
Other	—	—	49,875,780	(1)

Portfolio/Entity Encumbrances	46		1,417,683,780

Individual Property Encumbrances			3,345,212,105

Total Encumbrances per Financial Statements			$4,762,895,885

(1)	Temporary letters of credit supported by the Operating Partnership’s revolving credit facility and/or a temporary guaranty from the Operating Partnership were posted as collateral in place of sold properties. Property substitutions closed in January 2011 and the letters of credit and guaranty were terminated.

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$18,465,144	$18,690,239	$18,333,350
Acquisitions and development	1,789,948	512,977	995,026
Improvements	141,199	125,965	172,165
Dispositions and other	(693,920)	(864,037)	(810,302)

Balance, end of year	$19,702,371	$18,465,144	$18,690,239

The changes in accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$3,877,564	$3,561,300	$3,170,125
Depreciation	673,403	600,375	602,908
Dispositions and other	(213,610)	(284,111)	(211,733)

Balance, end of year	$4,337,357	$3,877,564	$3,561,300

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
ERPOP Wholly Owned Unencumbered:
500 West 23rd Street (fka 10 Chelsea)	New York, NY	(F)	—	$—	$27,382,360	$—	$—	$—	$27,382,360	$27,382,360	$—	$27,382,360	$—
1210 Mass	Washington, D.C. (G)	2004	144	9,213,512	36,559,189	—	285,543	9,213,512	36,844,732	46,058,244	(7,702,999)	38,355,245	—
1401 Joyce on Pentagon Row	Arlington, VA	2004	326	9,780,000	89,680,000	—	163,567	9,780,000	89,843,567	99,623,567	(7,954,463)	91,669,104	—
1660 Peachtree	Atlanta, GA	1999	355	7,924,126	23,602,563	—	2,032,029	7,924,126	25,634,592	33,558,718	(7,213,204)	26,345,514	—
2201 Pershing Drive	Arlington, VA	(F)	—	12,054,081	2,652,636	—	—	12,054,081	2,652,636	14,706,717	—	14,706,717	—
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	114,013,785	—	732,059	30,006,593	114,745,844	144,752,437	(21,822,792)	122,929,645	—
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,984	—	2,501,381	39,277,000	25,528,365	64,805,365	(5,980,711)	58,824,654	—
425 Mass	Washington, D.C. (G)	2009	559	28,150,000	138,600,000	—	1,953,014	28,150,000	140,553,014	168,703,014	(4,494,218)	164,208,796	—
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	—	195,058	32,852,000	43,335,609	76,187,609	(9,485,348)	66,702,261	—
70 Greene	Jersey City, NJ (G)	2010	480	28,170,659	239,232,094	—	103,450	28,170,659	239,335,544	267,506,203	(6,599,249)	260,906,954	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	—	2,960,860	22,611,600	80,453,031	103,064,631	(17,989,358)	85,075,273	—
777 Sixth	New York, NY (G)	2002	294	65,352,706	65,747,294	—	282,143	65,352,706	66,029,437	131,382,143	(8,432,644)	122,949,499	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	—	2,359,072	553,105	6,056,468	6,609,573	(2,794,784)	3,814,789	—
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	—	2,814,423	3,663,473	23,986,809	27,650,282	(11,190,829)	16,459,453	—
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	—	3,182,624	5,500,000	31,783,420	37,283,420	(8,171,582)	29,111,838	—
Arlington at Perimeter Center	Atlanta, GA	1980	204	2,448,000	8,099,110	—	114,675	2,448,000	8,213,785	10,661,785	(1,300,791)	9,360,994	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	—	5,966,954	2,594,264	39,009,352	41,603,616	(18,806,334)	22,797,282	—
Audubon Village	Tampa, FL	1990	447	3,576,000	26,121,909	—	4,114,611	3,576,000	30,236,520	33,812,520	(13,268,213)	20,544,307	—
Auvers Village	Orlando, FL	1991	480	3,808,823	29,322,243	—	6,216,049	3,808,823	35,538,292	39,347,115	(15,974,356)	23,372,759	—
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	—	917,456	5,000,000	18,702,844	23,702,844	(4,583,891)	19,118,953	—
Avon Place, LLC	Avon, CT	1973	163	1,788,943	12,440,003	—	1,531,391	1,788,943	13,971,394	15,760,337	(4,990,349)	10,769,988	—
Ball Park Lofts	Denver, CO (G)	2003	343	5,481,556	51,658,740	—	2,708,015	5,481,556	54,366,755	59,848,311	(12,931,360)	46,916,951	—
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	—	2,533,678	6,990,000	18,274,503	25,264,503	(6,000,104)	19,264,399	—
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	—	740,325	7,600,000	28,177,564	35,777,564	(7,029,980)	28,747,584	—
Bella Terra I	Mukilteo, WA (G)	2002	235	5,686,861	26,070,540	—	667,419	5,686,861	26,737,959	32,424,820	(7,277,028)	25,147,792	—
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	—	3,393,449	2,978,879	24,034,782	27,013,661	(11,641,771)	15,371,890	—
Bella Vista I, II, III Combined	Woodland Hills, CA	2003-2007	579	31,682,754	121,095,785	—	1,390,256	31,682,754	122,486,041	154,168,795	(23,933,139)	130,235,656	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	—	(5,320)	63,158	243,609	306,767	—	306,767	—
Beneva Place	Sarasota, FL	1986	192	1,344,000	9,665,447	—	1,728,604	1,344,000	11,394,051	12,738,051	(5,284,608)	7,453,443	—
Berkeley Land	Berkeley, CA	(F)	—	13,908,910	801,101	—	—	13,908,910	801,101	14,710,011	—	14,710,011	—
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	—	4,556,127	1,503,000	24,118,023	25,621,023	(11,324,915)	14,296,108	—
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	—	3,646,274	2,592,000	21,636,710	24,228,710	(10,340,427)	13,888,283	—
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	—	579,531	401,091	3,260,741	3,661,832	(1,301,744)	2,360,088	—
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	—	1,274,495	928,972	7,484,483	8,413,455	(3,030,004)	5,383,451	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,509	—	—	1,100,564	792,509	1,893,073	—	1,893,073	—
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	—	2,010,434	2,160,000	15,357,983	17,517,983	(6,560,719)	10,957,264	—
Brookside (MD)	Frederick, MD	1993	228	2,736,000	7,934,069	—	2,157,009	2,736,000	10,091,078	12,827,078	(4,847,243)	7,979,835	—
Brookside II (MD)	Frederick, MD	1979	204	2,450,800	6,913,202	—	2,622,214	2,450,800	9,535,416	11,986,216	(4,965,160)	7,021,056	—
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	—	5,445,971	1,924,900	22,770,564	24,695,464	(13,879,083)	10,816,381	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,367,913	—	3,585,927	10,000,000	54,953,840	64,953,840	(15,384,028)	49,569,812	—
Center Pointe	Beaverton, OR	1996	264	3,421,535	15,708,853	—	2,605,275	3,421,535	18,314,128	21,735,663	(7,023,656)	14,712,007	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	—	2,576,818	5,616,000	26,062,709	31,678,709	(9,857,007)	21,821,702	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	—	539,590	1,820,000	10,068,488	11,888,488	(3,186,170)	8,702,318	—
Chandler Court	Chandler, AZ	1987	316	1,353,100	12,175,173	—	4,308,670	1,353,100	16,483,843	17,836,943	(9,303,425)	8,533,518	—
Chandlers Bay	Kent, WA	1989	293	3,700,000	18,962,585	—	69,473	3,700,000	19,032,058	22,732,058	(2,175,442)	20,556,616	—
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	—	1,974,089	1,818,000	26,463,760	28,281,760	(11,447,801)	16,833,959	—
Chesapeake Glen Apts (fka Greentree I, II & III)	Glen Burnie, MD	1973	796	8,993,411	27,301,052	—	20,936,090	8,993,411	48,237,142	57,230,553	(22,479,872)	34,750,681	—
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	—	1,360,272	756,300	8,166,907	8,923,207	(4,244,605)	4,678,602	—
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	—	1,786,050	2,044,000	14,152,882	16,196,882	(6,515,656)	9,681,226	—
Chinatown Gateway	Los Angeles, CA	(F)	—	14,791,831	11,026,473	—	—	14,791,831	11,026,473	25,818,304	—	25,818,304	—
Citrus Falls	Tampa, FL	2003	273	8,190,000	28,894,280	—	381,158	8,190,000	29,275,438	37,465,438	(5,939,746)	31,525,692	—
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,993,460	—	1,256,448	6,440,800	21,249,908	27,690,708	(5,161,465)	22,529,243	—
Clarys Crossing	Columbia, MD	1984	198	891,000	15,489,721	—	1,986,718	891,000	17,476,439	18,367,439	(8,016,743)	10,350,696	—
Cleo, The	Los Angeles, CA	1989	92	6,615,467	14,829,335	—	3,663,066	6,615,467	18,492,401	25,107,868	(3,530,065)	21,577,803	—
Club at Tanasbourne	Hillsboro, OR	1990	352	3,521,300	16,257,934	—	3,046,161	3,521,300	19,304,095	22,825,395	(9,895,369)	12,930,026	—
Club at the Green	Beaverton, OR	1991	254	2,030,950	12,616,747	—	2,526,289	2,030,950	15,143,036	17,173,986	(7,815,215)	9,358,771	—
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	—	2,525,679	3,001,700	20,204,607	23,206,307	(9,321,082)	13,885,225	—
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	—	2,413,182	2,028,939	14,879,310	16,908,249	(7,286,220)	9,622,029	—
Country Gables	Beaverton, OR	1991	288	1,580,500	14,215,444	—	3,412,313	1,580,500	17,627,757	19,208,257	(9,537,809)	9,670,448	—
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,469,651	—	2,779,931	12,600,000	34,249,582	46,849,582	(9,526,032)	37,323,550	—
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	—	14,800,000	37,874,719	52,674,719	(10,138,327)	42,536,392	—
Cove at Fishers Landing	Vancouver, WA	1993	253	2,277,000	15,656,887	—	1,152,551	2,277,000	16,809,438	19,086,438	(5,710,162)	13,376,276	—
Creekside Village	Mountlake Terrace, WA	1987	512	2,807,600	25,270,594	—	4,629,268	2,807,600	29,899,862	32,707,462	(17,364,294)	15,343,168	—
Crosswinds	St. Petersburg, FL	1986	208	1,561,200	5,756,822	—	2,155,601	1,561,200	7,912,423	9,473,623	(4,270,769)	5,202,854	—
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	—	7,093,468	3,156,600	35,508,067	38,664,667	(17,536,796)	21,127,871	—
Crowntree Lakes	Orlando, FL	2008	352	12,009,630	44,407,977	—	128,840	12,009,630	44,536,817	56,546,447	(5,032,304)	51,514,143	—
Cypress Lake at Waterford	Orlando, FL	2001	316	7,000,000	27,654,816	—	1,474,998	7,000,000	29,129,814	36,129,814	(7,889,517)	28,240,297	—
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	—	1,964,282	1,609,800	12,797,036	14,406,836	(6,455,552)	7,951,284	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	—	622,827	498,080	3,952,387	4,450,467	(1,678,930)	2,771,537	—
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	—	3,818,931	4,742,200	24,091,823	28,834,023	(11,726,867)	17,107,156	—
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	—	1,990,444	2,966,400	12,560,654	15,527,054	(5,858,484)	9,668,570	—

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
Del Mar Ridge	San Diego, CA	1998	181	7,801,824	36,948,176	—	2,298,593	7,801,824	39,246,769	47,048,593	(3,116,754)	43,931,839	—
Desert Homes	Phoenix, AZ	1982	412	1,481,050	13,390,249	—	4,652,484	1,481,050	18,042,733	19,523,783	(10,220,322)	9,303,461	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	—	4,994,045	1,808,900	21,268,406	23,077,306	(10,622,403)	12,454,903	—
Ellipse at Government Center	Fairfax, VA	1989	404	19,433,000	56,816,266	—	2,245,450	19,433,000	59,061,716	78,494,716	(7,973,317)	70,521,399	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	—	15,120,573	14,855,000	72,687,209	87,542,209	(36,608,983)	50,933,226	—
Enclave at Lake Underhill	Orlando, FL	1989	312	9,359,750	29,539,650	—	1,690,403	9,359,750	31,230,053	40,589,803	(7,327,341)	33,262,462	—
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,576	—	843,037	15,000,000	34,037,613	49,037,613	(8,268,775)	40,768,838	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	—	2,101,199	5,560,000	22,040,523	27,600,523	(7,511,989)	20,088,534	—
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	—	1,333,483	1,500,192	20,614,882	22,115,074	(9,498,305)	12,616,769	—
Estates at Phipps	Atlanta, GA	1996	234	9,360,000	29,705,236	—	3,780,696	9,360,000	33,485,932	42,845,932	(9,625,684)	33,220,248	—
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	—	1,719,926	20,000,000	66,510,776	86,510,776	(15,486,015)	71,024,761	—
Fairland Gardens	Silver Spring, MD	1981	400	6,000,000	19,972,183	—	5,994,235	6,000,000	25,966,418	31,966,418	(12,839,143)	19,127,275	—
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	—	1,961,290	1,370,843	11,125,094	12,495,937	(4,317,329)	8,178,608	—
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	—	1,410,030	1,129,018	8,957,286	10,086,304	(3,473,400)	6,612,904	—
Fox Run (WA)	Federal Way, WA	1988	144	626,637	5,765,018	—	1,644,476	626,637	7,409,494	8,036,131	(4,492,269)	3,543,862	—
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	—	53,086	80,000	1,339,225	1,419,225	(389,957)	1,029,268	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	—	3,174,122	—	47,775,122	47,775,122	(12,598,590)	35,176,532	—
Gallery, The	Hermosa Beach, CA	1971	168	18,144,000	46,567,941	—	1,719,605	18,144,000	48,287,546	66,431,546	(9,535,678)	56,895,868	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	—	3,174,037	1,896,600	20,244,832	22,141,432	(10,411,240)	11,730,192	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	—	6,485,962	2,228,200	26,542,232	28,770,432	(12,580,475)	16,189,957	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	—	4,624,741	2,306,100	16,688,756	18,994,856	(7,467,775)	11,527,081	—
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	—	3,558,873	6,796,511	23,808,265	30,604,776	(6,922,485)	23,682,291	—
Governors Green	Bowie, MD	1999	478	19,845,000	73,335,916	—	513,833	19,845,000	73,849,749	93,694,749	(10,600,450)	83,094,299	—
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	—	623,523	911,534	6,716,941	7,628,475	(2,669,219)	4,959,256	—
Greenhouse — Roswell	Roswell, GA	1985	236	1,220,000	10,974,727	—	2,862,866	1,220,000	13,837,593	15,057,593	(8,334,268)	6,723,325	—
Hamilton Villas	Beverly Hills, CA	1990	35	7,772,000	16,864,269	—	1,197,789	7,772,000	18,062,058	25,834,058	(2,088,921)	23,745,137	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	—	3,361,988	319,180	15,875,455	16,194,635	(9,682,288)	6,512,347	—
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	—	1,855,750	10,806,000	32,191,080	42,997,080	(8,142,603)	34,854,477	—
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	—	1,812,434	1,119,200	11,888,278	13,007,478	(6,014,780)	6,992,698	—
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	—	492,899	6,895,000	19,476,496	26,371,496	(5,168,705)	21,202,791	—
Heritage, The	Phoenix, AZ	1995	204	1,209,705	13,136,903	—	1,360,019	1,209,705	14,496,922	15,706,627	(6,803,317)	8,903,310	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	—	1,923,892	1,546,700	9,698,568	11,245,268	(5,039,618)	6,205,650	—
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	—	756,263	583,679	4,658,037	5,241,716	(1,793,920)	3,447,796	—
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	—	2,239,543	2,229,095	19,067,696	21,296,791	(7,067,157)	14,229,634	—
Highland Glen II	Westwood, MA	2007	102	—	19,875,857	—	80,545	—	19,956,402	19,956,402	(2,819,615)	17,136,787	—
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	—	733,896	10,080,000	38,260,808	48,340,808	(7,925,678)	40,415,130	—
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	—	2,805,757	11,823,840	34,796,727	46,620,567	(7,688,227)	38,932,340	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,976	—	748,402	23,420,000	70,835,378	94,255,378	(16,184,367)	78,071,011	—
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,149,117	—	1,048,724	5,148,500	42,197,841	47,346,341	(10,223,470)	37,122,871	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	—	3,620,694	1,597,500	17,988,558	19,586,058	(10,893,191)	8,692,867	—
Indian Bend	Scottsdale, AZ	1973	278	1,075,700	9,800,330	—	3,042,609	1,075,700	12,842,939	13,918,639	(8,082,539)	5,836,100	—
Iron Horse Park	Pleasant Hill, CA	1973	252	15,000,000	24,335,549	—	7,755,418	15,000,000	32,090,967	47,090,967	(8,103,335)	38,987,632	—
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	—	1,660,272	1,650,237	21,253,395	22,903,632	(9,860,515)	13,043,117	—
Kempton Downs	Gresham, OR	1990	278	1,217,349	10,943,372	—	2,838,147	1,217,349	13,781,519	14,998,868	(7,994,662)	7,004,206	—
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,662,883	—	1,627,860	14,100,000	26,290,743	40,390,743	(5,165,397)	35,225,346	—
Key Isle at Windermere	Ocoee, FL	2000	282	8,460,000	31,761,470	—	1,197,975	8,460,000	32,959,445	41,419,445	(7,409,728)	34,009,717	—
Key Isle at Windermere II	Ocoee, FL	2008	165	3,306,286	24,519,643	—	21,547	3,306,286	24,541,190	27,847,476	(2,038,084)	25,809,392	—
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	—	2,692,770	19,200,000	51,072,356	70,272,356	(12,387,179)	57,885,177	—
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	—	13,968,700	28,895,200	109,536,643	138,431,843	(51,916,782)	86,515,061	—
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	—	2,944,380	6,000,000	50,393,733	56,393,733	(16,239,415)	40,154,318	—
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	—	3,329,323	13,642,420	33,036,798	46,679,218	(9,100,501)	37,578,717	—
Lake Buena Vista Combined	Orlando, FL	2000/2002	672	23,520,000	75,068,206	—	3,594,116	23,520,000	78,662,322	102,182,322	(17,301,402)	84,880,920	—
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,460,989	—	4,881,752	17,900,000	29,342,741	47,242,741	(7,519,945)	39,722,796	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	—	6,567,661	27,246,045	44,308,711	71,554,756	(15,348,539)	56,206,217	—
Las Colinas at Black Canyon	Phoenix, AZ	2008	304	9,000,000	35,917,811	—	115,519	9,000,000	36,033,330	45,033,330	(4,435,319)	40,598,011	—
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	—	1,466,728	6,330,000	39,023,741	45,353,741	(9,805,338)	35,548,403	—
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	—	295,479	6,469,230	47,041,333	53,510,563	(10,789,289)	42,721,274	—
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	—	2,476,212	3,521,900	25,364,517	28,886,417	(11,200,145)	17,686,272	—
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	—	2,450,467	2,016,000	14,797,193	16,813,193	(7,062,512)	9,750,681	—
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	—	3,737,391	3,050,133	30,729,080	33,779,213	(14,499,829)	19,279,384	—
Longacre House	New York, NY (G)	2000	293	73,170,045	53,962,510	—	125,953	73,170,045	54,088,463	127,258,508	(7,505,448)	119,753,060	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	183,940,619	—	47,318,604	53,164,160	231,259,223	284,423,383	(97,449,615)	186,973,768	—
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	—	2,002,602	1,454,048	15,089,995	16,544,043	(8,825,354)	7,718,689	—
Madison, The	Alexandria, VA	(F)	—	15,261,108	1,080,330	—	—	15,261,108	1,080,330	16,341,438	—	16,341,438	—
Marbrisa	Tampa, FL	1984	224	2,240,000	7,183,561	—	79,738	2,240,000	7,263,299	9,503,299	(1,234,564)	8,268,735	—
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	—	3,244,046	1,861,200	19,988,997	21,850,197	(9,702,938)	12,147,259	—
Market Street Landing	Seattle, WA	(F)	—	12,542,418	297,637	—	—	12,542,418	297,637	12,840,055	—	12,840,055	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	—	2,726,408	6,888,500	24,330,992	31,219,492	(11,834,160)	19,385,332	—
Martha Lake	Lynnwood, WA	1991	155	821,200	7,405,070	—	1,985,277	821,200	9,390,347	10,211,547	(4,980,064)	5,231,483	—
Martine, The	Bellevue, WA	1984	67	3,200,000	9,616,264	—	2,642,670	3,200,000	12,258,934	15,458,934	(1,957,800)	13,501,134	—
Merritt at Satellite Place	Duluth, GA	1999	424	3,400,000	30,115,674	—	2,440,228	3,400,000	32,555,902	35,955,902	(13,072,220)	22,883,682	—
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,014	—	2,718,776	2,880,000	11,186,790	14,066,790	(5,505,405)	8,561,385	—
Mira Flores	Palm Beach Gardens, FL	1996	352	7,039,313	22,515,299	—	2,298,916	7,039,313	24,814,215	31,853,528	(8,485,263)	23,368,265	—

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	—	2,717,235	2,432,000	24,340,795	26,772,795	(10,820,242)	15,952,553	—
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,679,109	—	3,151,242	5,190,700	12,830,351	18,021,051	(5,623,277)	12,397,774	—
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	—	1,697,299	670,470	14,305,275	14,975,745	(6,740,861)	8,234,884	—
Mosaic at Largo Station	Hyattsville, MD	2008	242	4,120,800	42,477,297	—	237,451	4,120,800	42,714,748	46,835,548	(4,141,764)	42,693,784	—
Mozaic at Union Station	Los Angeles, CA	2007	272	8,500,000	52,583,270	—	668,419	8,500,000	53,251,689	61,751,689	(8,972,618)	52,779,071	—
New River Cove	Davie, FL	1999	316	15,800,000	46,142,895	—	1,049,654	15,800,000	47,192,549	62,992,549	(10,341,684)	52,650,865	—
Northampton 1	Largo, MD	1977	344	1,843,200	17,528,381	—	5,798,143	1,843,200	23,326,524	25,169,724	(14,229,754)	10,939,970	—
Northampton 2	Largo, MD	1988	276	1,513,500	14,246,990	—	3,654,124	1,513,500	17,901,114	19,414,614	(10,571,731)	8,842,883	—
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	—	1,728,818	9,360,000	22,507,371	31,867,371	(8,256,285)	23,611,086	—
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	—	9,754,730	15,000,000	32,897,032	47,897,032	(9,909,101)	37,987,931	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	—	8,471,887	5,527,800	23,163,592	28,691,392	(9,697,063)	18,994,329	—
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	—	2,806,978	1,706,900	18,169,644	19,876,544	(9,627,790)	10,248,754	—
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	—	2,923,629	1,683,800	18,078,237	19,762,037	(9,624,230)	10,137,807	—
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	—	3,552,434	20,240,000	23,705,050	43,945,050	(5,665,262)	38,279,788	—
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	—	2,058,043	5,111,200	13,968,481	19,079,681	(6,514,987)	12,564,694	—
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	—	3,233,758	2,838,749	28,778,767	31,617,516	(13,599,381)	18,018,135	—
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,335,425	—	2,226,097	14,752,034	75,561,522	90,313,556	(19,377,834)	70,935,722	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	—	1,127,901	480,600	5,499,934	5,980,534	(3,295,398)	2,685,136	—
Overlook Manor	Frederick, MD	1980/1985	108	1,299,100	3,930,931	—	2,142,057	1,299,100	6,072,988	7,372,088	(3,277,788)	4,094,300	—
Overlook Manor II	Frederick, MD	1980/1985	182	2,186,300	6,262,597	—	1,253,022	2,186,300	7,515,619	9,701,919	(3,549,205)	6,152,714	—
Paces Station	Atlanta, GA	1984-1989	610	4,801,500	32,548,053	—	8,202,985	4,801,500	40,751,038	45,552,538	(20,808,476)	24,744,062	—
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,693,432	—	2,605,905	38,400,000	108,299,337	146,699,337	(23,469,327)	123,230,010	—
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	—	1,846,801	1,055,800	11,352,918	12,408,718	(5,866,485)	6,542,233	—
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,679	—	4,115,467	40,504,000	22,141,146	62,645,146	(4,773,963)	57,871,183	—
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,855,597	—	5,120,583	37,600,000	14,976,180	52,576,180	(3,867,865)	48,708,315	—
Parc Coliseum	New York, NY (G)	1910	177	52,654,000	23,045,751	—	6,947,750	52,654,000	29,993,501	82,647,501	(6,372,704)	76,274,797	—
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	—	898,823	15,420,000	36,963,452	52,383,452	(9,407,101)	42,976,351	—
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	—	5,418,219	3,033,500	32,720,602	35,754,102	(17,933,416)	17,820,686	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	—	3,310,231	6,246,700	15,137,684	21,384,384	(7,795,045)	13,589,339	—
Parkview Terrace	Redlands, CA	1986	558	4,969,200	35,653,777	—	11,282,338	4,969,200	46,936,115	51,905,315	(22,196,279)	29,709,036	—
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	—	936,091	816,922	6,397,046	7,213,968	(2,475,515)	4,738,453	—
Pine Harbour	Orlando, FL	1991	366	1,664,300	14,970,915	—	3,529,258	1,664,300	18,500,173	20,164,473	(11,225,249)	8,939,224	—
Playa Pacifica	Hermosa Beach,CA	1972	285	35,100,000	33,473,822	—	7,145,521	35,100,000	40,619,343	75,719,343	(10,641,111)	65,078,232	—
Pointe at South Mountain	Phoenix, AZ	1988	364	2,228,800	20,059,311	—	3,210,958	2,228,800	23,270,269	25,499,069	(11,847,168)	13,651,901	—
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	—	2,188,231	1,386,000	21,246,851	22,632,851	(9,567,266)	13,065,585	—
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	—	7,514,240	1,754,200	23,304,113	25,058,313	(12,612,882)	12,445,431	—
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	—	4,702,265	1,022,200	13,905,431	14,927,631	(7,140,443)	7,787,188	—
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	—	8,935,675	7,454,900	23,661,477	31,116,377	(11,497,857)	19,618,520	—
Port Royale IV	Ft. Lauderdale, FL	(F)	—	—	387,471	—	—	—	387,471	387,471	—	387,471	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	—	2,150,998	3,572,400	16,811,992	20,384,392	(7,854,366)	12,530,026	—
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	—	2,302,820	8,640,000	23,789,946	32,429,946	(8,794,584)	23,635,362	—
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	—	14,773,378	22,487,006	111,616,291	134,103,297	(47,349,520)	86,753,777	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	—	3,069,187	13,500,000	63,080,395	76,580,395	(16,723,806)	59,856,589	—
Prime, The	Arlington, VA	2002	256	32,000,000	64,436,539	—	587,595	32,000,000	65,024,134	97,024,134	(12,202,034)	84,822,100	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	—	4,740,072	13,320,000	35,093,820	48,413,820	(12,325,089)	36,088,731	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	—	2,762,304	14,700,000	38,152,583	52,852,583	(10,327,370)	42,525,213	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	—	3,364,705	6,640,000	30,108,465	36,748,465	(10,964,932)	25,783,533	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	—	4,744,546	2,272,800	25,290,835	27,563,635	(13,575,380)	13,988,255	—
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	—	3,698,629	2,355,509	34,120,469	36,475,978	(16,314,043)	20,161,935	—
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	31,738,452	—	2,938,287	3,926,600	34,676,739	38,603,339	(13,635,911)	24,967,428	—
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	33,104,733	—	2,070,180	4,500,000	35,174,913	39,674,913	(10,813,863)	28,861,050	—
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	—	11,945,748	4,670,850	54,026,390	58,697,240	(31,532,339)	27,164,901	—
Redmond Ridge	Redmond, WA	2008	321	6,975,705	46,175,001	—	73,615	6,975,705	46,248,616	53,224,321	(4,628,114)	48,596,207	—
Red 160 (fka Redmond Way)	Redmond, WA (G)	(F)	—	15,546,376	61,417,903	—	9,488	15,546,376	61,427,391	76,973,767	(339)	76,973,428	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	—	4,433,614	1,857,400	21,146,868	23,004,268	(11,462,162)	11,542,106	—
Regency Park	Centreville, VA	1989	252	2,521,500	16,200,666	—	7,802,524	2,521,500	24,003,190	26,524,690	(11,693,111)	14,831,579	—
Registry	Northglenn, CO	1986	208	2,000,000	10,926,759	—	48,337	2,000,000	10,975,096	12,975,096	(1,278,875)	11,696,221	—
Remington Place	Phoenix, AZ	1983	412	1,492,750	13,377,478	—	4,637,494	1,492,750	18,014,972	19,507,722	(10,299,256)	9,208,466	—
Renaissance Villas	Berkeley, CA (G)	1998	34	2,458,000	4,542,000	—	5,418	2,458,000	4,547,418	7,005,418	(332,879)	6,672,539	—
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	—	4,721,183	3,520,400	28,053,677	31,574,077	(13,452,026)	18,122,051	—
Reserve at Town Center	Loudon, VA	2002	290	3,144,056	27,669,121	—	712,324	3,144,056	28,381,445	31,525,501	(7,401,808)	24,123,693	—
Reserve at Town Center II (WA)	Mill Creek, WA	2009	100	4,310,417	17,172,642	—	7,133	4,310,417	17,179,775	21,490,192	(614,973)	20,875,219	—
Reserve at Town Center III	Mill Creek, WA	(F)	—	2,089,388	220,235	—	—	2,089,388	220,235	2,309,623	—	2,309,623	—
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	—	2,380,882	3,475,114	29,646,134	33,121,248	(12,339,194)	20,782,054	—
Rianna I	Seattle, WA (G)	2000	78	2,268,160	14,864,482	—	84,986	2,268,160	14,949,468	17,217,628	(1,125,268)	16,092,360	—
Ridgewood Village I&II	San Diego, CA	1997	408	11,809,500	34,004,048	—	2,195,996	11,809,500	36,200,044	48,009,544	(14,118,993)	33,890,551	—
River Pointe at Den Rock Park	Lawrence, MA	2000	174	4,615,702	18,440,147	—	1,212,909	4,615,702	19,653,056	24,268,758	(6,078,818)	18,189,940	—
River Tower	New York, NY (G)	1982	323	118,669,441	98,880,559	—	401,052	118,669,441	99,281,611	217,951,052	(12,970,964)	204,980,088	—
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	—	2,724,959	3,325,517	25,298,785	28,624,302	(9,670,355)	18,953,947	—
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	—	1,806,846	2,300,000	9,213,576	11,513,576	(4,117,696)	7,395,880	—
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	—	3,882,711	1,988,000	17,527,828	19,515,828	(7,780,869)	11,734,959	—
Sabal Palm at Carrollwood Place	Tampa, FL	1995	432	3,888,000	26,911,542	—	2,533,589	3,888,000	29,445,131	33,333,131	(12,979,307)	20,353,824	—
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	—	3,982,057	2,800,000	27,669,950	30,469,950	(12,197,653)	18,272,297	—
Sabal Palm at Metrowest	Orlando, FL	1998	411	4,110,000	38,394,865	—	3,876,633	4,110,000	42,271,498	46,381,498	(18,443,292)	27,938,206	—

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	—	2,691,106	4,560,000	36,598,389	41,158,389	(15,830,427)	25,327,962	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	—	3,961,145	1,951,600	21,531,653	23,483,253	(11,635,146)	11,848,107	—
Saddle Ridge	Ashburn, VA	1989	216	1,364,800	12,283,616	—	2,201,030	1,364,800	14,484,646	15,849,446	(7,934,560)	7,914,886	—
Sage	Everett, WA	2002	123	2,500,000	12,021,256	—	412,814	2,500,000	12,434,070	14,934,070	(2,576,867)	12,357,203	—
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,114,542	—	2,628,399	7,696,095	36,742,941	44,439,036	(10,138,404)	34,300,632	—
Savoy III	Aurora, CO	(F)	—	659,165	4,749,723	—	—	659,165	4,749,723	5,408,888	—	5,408,888	—
Sawgrass Cove	Bradenton, FL	1991	336	3,360,000	12,587,189	—	80,974	3,360,000	12,668,163	16,028,163	(1,947,404)	14,080,759	—
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	—	2,394,761	1,815,000	10,002,887	11,817,887	(4,923,278)	6,894,609	—
Sedona Ridge	Phoenix, AZ	1989	250	3,750,000	14,750,000	—	254,926	3,750,000	15,004,926	18,754,926	(2,039,282)	16,715,644	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	—	4,006,480	2,760,400	28,851,766	31,612,166	(14,437,537)	17,174,629	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	—	2,878,988	663,800	8,853,791	9,517,591	(4,849,519)	4,668,072	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	—	1,434,843	6,000,000	23,154,611	29,154,611	(6,340,966)	22,813,645	—
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,170,580	—	1,252,843	12,000,000	24,423,423	36,423,423	(5,113,176)	31,310,247	—
Sheridan Ocean Club combined	Dania Beach, FL	1991	648	18,313,414	47,091,593	—	14,017,392	18,313,414	61,108,985	79,422,399	(21,027,176)	58,395,223	—
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	—	2,738,600	8,900,000	26,821,624	35,721,624	(11,637,233)	24,084,391	—
Silver Springs (FL)	Jacksonville, FL	1985	432	1,831,100	16,474,735	—	5,779,723	1,831,100	22,254,458	24,085,558	(12,404,671)	11,680,887	—
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	—	1,870,144	10,560,000	27,444,601	38,004,601	(10,001,263)	28,003,338	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	—	1,608,125	1,781,600	18,340,041	20,121,641	(8,137,578)	11,984,063	—
Skyline Terrace	Burlingame, CA	1967/1987	138	16,836,000	35,414,000	—	469	16,836,000	35,414,469	52,250,469	(227,411)	52,023,058	—
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	—	27,969,652	78,278,200	119,455,243	197,733,443	(30,881,457)	166,851,986	—
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	—	1,667,929	3,380,000	23,620,792	27,000,792	(9,657,421)	17,343,371	—
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	—	2,900,306	2,361,922	34,742,030	37,103,952	(16,082,432)	21,021,520	—
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	—	2,065,301	6,936,600	16,389,370	23,325,970	(7,489,798)	15,836,172	—
Springbrook Estates	Riverside, CA	(F)	—	18,200,000	—	—	—	18,200,000	—	18,200,000	—	18,200,000	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	—	2,144,175	5,680,000	21,956,265	27,636,265	(7,512,645)	20,123,620	—
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	—	2,267,480	1,215,200	13,205,614	14,420,814	(6,703,659)	7,717,155	—
Summerwood	Hayward, CA	1982	162	4,810,644	6,942,743	—	2,132,610	4,810,644	9,075,353	13,885,997	(4,231,400)	9,654,597	—
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	—	2,916,135	1,757,438	14,664,247	16,421,685	(5,733,897)	10,687,788	—
Summit at Lake Union	Seattle, WA	1995 -1997	150	1,424,700	12,852,461	—	3,097,192	1,424,700	15,949,653	17,374,353	(7,701,759)	9,672,594	—
Surprise Lake Village	Milton, WA	1986	338	4,162,543	21,995,958	—	167,483	4,162,543	22,163,441	26,325,984	(2,484,576)	23,841,408	—
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	—	3,055,695	3,152,000	22,139,422	25,291,422	(10,946,251)	14,345,171	—
Tanasbourne Terrace	Hillsboro, OR	1986-1989	373	1,876,700	16,891,205	—	3,764,711	1,876,700	20,655,916	22,532,616	(12,425,399)	10,107,217	—
Third Square	Cambridge, MA (G)	2008/2009	482	27,812,384	228,734,105	—	567,932	27,812,384	229,302,037	257,114,421	(15,770,134)	241,344,287	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	—	985,669	6,280,000	33,107,448	39,387,448	(7,923,623)	31,463,825	—
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	—	6,395,983	39,410,000	57,202,055	96,612,055	(21,654,115)	74,957,940	—
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	—	576,648	10,900,000	49,792,773	60,692,773	(10,492,949)	50,199,824	—
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	—	1,245,121	103,539,100	95,327,846	198,866,946	(20,098,341)	178,768,605	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	—	4,193,547	139,933,500	195,158,292	335,091,792	(39,008,991)	296,082,801	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	—	5,245,129	144,968,250	143,591,810	288,560,060	(30,420,203)	258,139,857	—
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	—	231,285	8,800,000	22,419,573	31,219,573	(5,828,856)	25,390,717	—
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	—	2,124,405	873,000	14,943,782	15,816,782	(6,429,174)	9,387,608	—
Vantage Pointe	San Diego, CA (G)	2009	679	9,403,960	190,596,040	—	878,314	9,403,960	191,474,354	200,878,314	(2,779,752)	198,098,562	—
Versailles (K-Town)	Los Angeles, CA	2008	225	10,590,975	44,409,025	—	17,858	10,590,975	44,426,883	55,017,858	(2,028,003)	52,989,855	—
Victor on Venice	Los Angeles, CA (G)	2006	115	10,350,000	35,433,437	—	105,588	10,350,000	35,539,025	45,889,025	(6,273,594)	39,615,431	—
Villa Encanto	Phoenix, AZ	1983	385	2,884,447	22,197,363	—	3,530,421	2,884,447	25,727,784	28,612,231	(12,649,439)	15,962,792	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	—	6,271,253	1,665,100	21,256,931	22,922,031	(12,286,928)	10,635,103	—
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	—	4,115,836	4,519,700	44,792,226	49,311,926	(21,310,226)	28,001,700	—
Vista Del Largo	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	—	10,948,915	4,525,800	51,685,208	56,211,008	(30,191,450)	26,019,558	—
Vista Grove	Mesa, AZ	1997/1998	224	1,341,796	12,157,045	—	1,295,291	1,341,796	13,452,336	14,794,132	(6,225,002)	8,569,130	—
Vista Montana — Residential & Townhomes	San Jose, CA	(F)	—	51,000,000	—	—	—	51,000,000	—	51,000,000	—	51,000,000	—
Vista on Courthouse	Arlington, VA	2008	220	15,550,260	69,449,740	—	86,777	15,550,260	69,536,517	85,086,777	(5,267,387)	79,819,390	—
Waterford at Deerwood	Jacksonville, FL	1985	248	1,496,913	10,659,702	—	3,584,784	1,496,913	14,244,486	15,741,399	(6,711,046)	9,030,353	—
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	—	2,967,016	1,960,000	15,065,800	17,025,800	(7,417,680)	9,608,120	—
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,946,419	—	1,310,833	5,040,000	31,257,252	36,297,252	(9,793,049)	26,504,203	—
Waterside	Reston, VA	1984	276	20,700,000	27,474,388	—	7,638,031	20,700,000	35,112,419	55,812,419	(9,030,796)	46,781,623	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	—	1,000,811	1,418,893	10,485,817	11,904,710	(3,879,487)	8,025,223	—
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	—	3,744,103	3,648,000	21,364,982	25,012,982	(9,435,056)	15,577,926	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA (G)	2008	310	469,546	163,123,022	—	358,369	469,546	163,481,391	163,950,937	(15,522,448)	148,428,489	—
Westerly at Worldgate	Herndon, VA	1995	320	14,568,000	43,620,057	—	1,062,632	14,568,000	44,682,689	59,250,689	(6,046,012)	53,204,677	—
Westfield Village	Centerville, VA	1988	228	7,000,000	23,245,834	—	4,574,728	7,000,000	27,820,562	34,820,562	(8,289,817)	26,530,745	—
Westridge	Tacoma, WA	1987 -1991	714	3,501,900	31,506,082	—	6,551,697	3,501,900	38,057,779	41,559,679	(19,228,990)	22,330,689	—
Westgate Pasadena Condos	Pasadena, CA	(F)	—	29,977,725	16,130,079	—	—	29,977,725	16,130,079	46,107,804	—	46,107,804	—
Westgate Pasadena and Green	Pasadena, CA	(F)	—	—	390,813	—	—	—	390,813	390,813	—	390,813	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	—	256,198	1,785,000	3,489,452	5,274,452	(1,324,557)	3,949,895	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	—	139,793	1,955,000	3,681,228	5,636,228	(1,307,577)	4,328,651	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	—	203,576	3,060,000	5,742,447	8,802,447	(2,045,237)	6,757,210	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	—	212,024	3,060,000	5,751,414	8,811,414	(2,039,061)	6,772,353	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	—	368,292	5,100,000	9,592,777	14,692,777	(3,414,998)	11,277,779	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	—	231,964	1,530,000	3,255,487	4,785,487	(1,182,625)	3,602,862	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	—	361,135	4,505,000	11,120,035	15,625,035	(3,377,984)	12,247,051	—
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	—	1,524,972	8,000,000	31,582,186	39,582,186	(7,060,939)	32,521,247	—
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	—	6,221,418	2,822,618	25,090,044	27,912,662	(10,446,769)	17,465,893	—
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	—	798,960	683,215	5,366,114	6,049,329	(2,013,478)	4,035,851	—
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	—	5,870,235	10,000,000	34,457,344	44,457,344	(9,463,894)	34,993,450	—

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
Winston, The (FL)	Pembroke Pines, FL	2001/2003	464	18,561,000	49,527,569	—	1,617,923	18,561,000	51,145,492	69,706,492	(8,441,759)	61,264,733	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	—	4,472,213	9,729,900	27,481,981	37,211,881	(12,645,672)	24,566,209	—
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	—	862,784	498,377	4,194,332	4,692,709	(1,635,504)	3,057,205	—
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	—	1,418,889	8,550,600	18,407,072	26,957,672	(8,148,131)	18,809,541	—
Woodside	Lorton, VA	1987	252	1,326,000	12,510,903	—	5,846,332	1,326,000	18,357,235	19,683,235	(10,821,201)	8,862,034	—
Management Business	Chicago, IL	(D)	—	—	—	—	79,865,530	—	79,865,530	79,865,530	(61,109,987)	18,755,543	—
Operating Partnership	Chicago, IL	(F)	—	—	804,852	—	—	—	804,852	804,852	—	804,852	—

ERPOP Wholly Owned Unencumbered			80,239	2,929,343,369	8,675,464,206	—	950,595,062	2,929,343,369	9,626,059,268	12,555,402,637	(2,847,912,228)	9,707,490,409	—

ERPOP Wholly Owned Encumbered:
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	—	4,361,591	3,252,993	26,107,186	29,360,179	(9,147,568)	20,212,611	3,059,026
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	—	5,642,404	25,000,000	29,235,598	54,235,598	(8,614,636)	45,620,962	20,000,000
Acappella	Pasadena, CA	2002	143	5,839,548	29,360,452	—	—	5,839,548	29,360,452	35,200,000	—	35,200,000	20,886,508
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	—	58,895	5,550,000	15,844,404	21,394,404	(2,806,816)	18,587,588	9,920,000
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	—	2,251,542	24,310,000	61,465,671	85,775,671	(23,124,504)	62,651,167	(J	)
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	—	1,541,765	9,900,000	37,360,787	47,260,787	(8,232,441)	39,028,346	28,880,000
Amberton	Manassas, VA	1986	190	900,600	11,921,815	—	2,406,495	900,600	14,328,310	15,228,910	(7,347,971)	7,880,939	10,705,000
Arbor Terrace	Sunnyvale, CA	1979	175	9,057,300	18,483,642	—	2,226,056	9,057,300	20,709,698	29,766,998	(9,184,819)	20,582,179	(L	)
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	—	1,798,509	4,685,900	12,791,260	17,477,160	(6,000,939)	11,476,221	(I	)
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	—	85,975	1,642,000	9,238,493	10,880,493	(1,437,190)	9,443,303	3,200,000
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	—	687,091	7,000,000	21,224,450	28,224,450	(6,239,094)	21,985,356	22,779,715
Avanti	Anaheim, CA	1987	162	12,960,000	18,497,683	—	1,018,387	12,960,000	19,516,070	32,476,070	(4,132,155)	28,343,915	19,850,000
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	—	42,240	3,439,000	13,908,619	17,347,619	(2,287,866)	15,059,753	8,585,000
Bella Vista Apartments at Boca Del Mar	Boca Raton, FL	1985	392	11,760,000	20,190,252	—	13,328,327	11,760,000	33,518,579	45,278,579	(13,414,974)	31,863,605	26,134,010
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	—	953,738	2,626,000	16,978,779	19,604,779	(4,541,961)	15,062,818	(L	)
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	—	264,145	4,377,000	16,286,255	20,663,255	(2,735,637)	17,927,618	8,290,000
Bradley Park	Puyallup, WA	1999	155	3,813,000	18,313,645	—	388,646	3,813,000	18,702,291	22,515,291	(4,995,318)	17,519,973	11,143,586
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	—	1,434,998	9,991,500	23,682,276	33,673,776	(10,266,159)	23,407,617	12,800,000
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	—	1,520,927	3,600,400	11,732,086	15,332,486	(5,075,082)	10,257,404	(L	)
Canterbury	Germantown, MD (I)	1986	544	2,781,300	32,942,531	—	13,914,331	2,781,300	46,856,862	49,638,162	(24,687,359)	24,950,803	31,680,000
Cape House I	Jacksonville, FL	1998	240	4,800,000	22,484,240	—	426,982	4,800,000	22,911,222	27,711,222	(4,507,742)	23,203,480	13,748,202
Cape House II	Jacksonville, FL	1998	240	4,800,000	22,229,836	—	1,689,141	4,800,000	23,918,977	28,718,977	(4,773,188)	23,945,789	13,302,929
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	—	9,979,210	2,288,300	30,575,491	32,863,791	(16,480,043)	16,383,748	(K	)
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	—	6,814,326	3,603,400	26,471,880	30,075,280	(12,856,433)	17,218,847	31,921,089
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	—	362,829	3,800,000	21,642,868	25,442,868	(5,029,405)	20,413,463	15,557,428
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	—	2,046,434	5,900,000	50,846,773	56,746,773	(11,438,821)	45,307,952	25,300,790
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	—	1,388,566	3,397,100	10,677,640	14,074,740	(4,562,296)	9,512,444	(L	)
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	—	1,179,544	5,220,000	17,924,187	23,144,187	(4,248,578)	18,895,609	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	—	4,402,011	4,803,100	39,296,909	44,100,009	(18,210,852)	25,889,157	(L	)
City Pointe	Fullerton, CA (G)	2004	183	6,863,792	36,476,207	—	83,706	6,863,792	36,559,913	43,423,705	(2,707,002)	40,716,703	23,503,206
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,766	—	408,628	5,790,000	29,224,394	35,014,394	(6,452,888)	28,561,506	(K	)
Conway Court	Roslindale, MA	1920	28	101,451	710,524	—	229,420	101,451	939,944	1,041,395	(395,244)	646,151	260,117
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	—	1,150,650	1,442,212	17,401,764	18,843,976	(7,322,122)	11,521,854	(K	)
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	—	3,653,889	1,505,219	33,196,424	34,701,643	(15,485,956)	19,215,687	(K	)
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	—	4,105,750	15,000,000	45,161,536	60,161,536	(11,315,474)	48,846,062	32,097,598
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	—	2,040,890	9,606,600	23,234,122	32,840,722	(9,971,049)	22,869,673	(L	)
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	—	2,620,271	2,594,000	17,769,741	20,363,741	(8,074,935)	12,288,806	(K	)
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	—	13,007,845	2,082,095	31,747,660	33,829,755	(17,756,307)	16,073,448	(K	)
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,352,160	—	678,371	9,520,000	29,030,531	38,550,531	(7,308,841)	31,241,690	(L	)
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	—	1,850,357	7,560,000	53,106,895	60,666,895	(12,304,895)	48,362,000	(J	)
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	—	5,118,992	6,510,200	44,809,112	51,319,312	(19,894,444)	31,424,868	34,595,000
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	—	58,091	7,817,000	26,520,863	34,337,863	(4,506,280)	29,831,583	16,215,000
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	—	117,077	7,113,000	25,740,903	32,853,903	(4,345,971)	28,507,932	14,630,000
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	—	7,947,656	9,209,780	33,670,322	42,880,102	(10,662,848)	32,217,254	14,970,000
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	—	2,040,242	1,722,400	17,511,671	19,234,071	(8,300,938)	10,933,133	18,893,440
Glen Meadow	Franklin, MA	1971	288	2,339,330	16,133,588	—	3,534,410	2,339,330	19,667,998	22,007,328	(8,107,522)	13,899,806	619,538
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	—	1,520,490	6,000,000	24,635,183	30,635,183	(6,872,649)	23,762,534	28,890,000
Greenhaven	Union City, CA	1983	250	7,507,000	15,210,399	—	2,970,066	7,507,000	18,180,465	25,687,465	(8,456,557)	17,230,908	10,975,000
Greenhouse — Frey Road	Kennesaw, GA	1985	489	2,467,200	22,187,443	—	4,922,373	2,467,200	27,109,816	29,577,016	(16,164,084)	13,412,932	19,700,000
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,372,440	—	1,136,402	4,365,000	39,508,842	43,873,842	(6,846,735)	37,027,107	(L	)
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,846,708	—	1,658,135	3,990,000	37,504,843	41,494,843	(6,529,493)	34,965,350	(L	)
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,829,432	—	5,787,753	59,900,000	164,617,185	224,517,185	(34,944,472)	189,572,713	125,926,373
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	—	6,365,675	2,512,500	28,977,587	31,490,087	(15,770,720)	15,719,367	46,517,800
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	—	55,704	5,425,000	21,193,732	26,618,732	(3,965,879)	22,652,853	19,320,000
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	—	607,280	10,800,000	32,415,615	43,215,615	(7,307,875)	35,907,740	28,150,164
Heronfield	Kirkland, WA	1990	202	9,245,000	27,018,110	—	1,212,853	9,245,000	28,230,963	37,475,963	(5,306,819)	32,169,144	(K	)
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	—	582,660	6,800,000	22,041,768	28,841,768	(4,883,071)	23,958,697	14,947,792
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	—	543,271	2,732,800	14,431,553	17,164,353	(3,798,957)	13,365,396	8,020,000
Jaclen Towers	Beverly, MA	1976	100	437,072	2,921,735	—	1,125,390	437,072	4,047,125	4,484,197	(1,826,858)	2,657,339	1,208,416
Kelvin Court (fka Alta Pacific)	Irvine, CA	2008	132	10,752,145	34,628,114	—	11,381	10,752,145	34,639,495	45,391,640	(3,455,525)	41,936,115	28,260,000
La Terrazza at Colma Station	Colma, CA (G)	2005	153	—	41,251,043	—	458,671	—	41,709,714	41,709,714	(6,759,707)	34,950,007	25,940,000
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	—	2,584,539	7,202,000	38,462,151	45,664,151	(12,221,817)	33,442,334	28,342,496
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,111	—	1,935,923	5,977,504	28,685,034	34,662,538	(8,587,844)	26,074,694	24,980,280
Liberty Tower	Arlington, VA (G)	2008	235	16,382,822	83,817,078	—	98,458	16,382,822	83,915,536	100,298,358	(2,774,628)	97,523,730	49,160,870

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	—	10,549,292	5,928,400	44,144,554	50,072,954	(19,375,802)	30,697,152	(L	)
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	—	1,460,656	20,880,000	91,716,165	112,596,165	(18,368,568)	94,227,597	57,029,000
Market Street Village	San Diego, CA	2006	229	13,740,000	40,757,300	—	345,628	13,740,000	41,102,928	54,842,928	(7,630,442)	47,212,486	(K	)
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	—	8,060,048	4,928,500	52,682,362	57,610,862	(24,944,534)	32,666,328	19,195,000
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	—	254,915	8,540,000	12,464,896	21,004,896	(2,757,191)	18,247,705	16,650,000
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	—	2,403,984	12,858,693	59,572,487	72,431,180	(17,116,835)	55,314,345	69,312,259
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,487,235	—	1,343,639	17,200,000	52,830,874	70,030,874	(11,391,642)	58,639,232	(M	)
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,595	—	1,148,849	28,560,000	60,436,444	88,996,444	(14,871,085)	74,125,359	55,091,000
Monte Viejo	Phoneix, AZ	2004	480	12,700,000	45,926,784	—	976,950	12,700,000	46,903,734	59,603,734	(11,299,701)	48,304,033	40,960,036
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	—	1,732,020	8,400,000	26,441,166	34,841,166	(9,562,693)	25,278,473	(K	)
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	—	1,458,706	3,455,000	18,725,493	22,180,493	(7,870,337)	14,310,156	17,858,854
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	—	6,457,847	8,160,000	35,818,785	43,978,785	(13,974,022)	30,004,763	(K	)
Mosaic at Metro	Hyattsville, MD	2008	260	—	59,653,038	—	49,368	—	59,702,406	59,702,406	(4,118,730)	55,583,676	45,046,469
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	—	1,748,558	1,662,332	20,008,834	21,671,166	(9,432,301)	12,238,865	(J	)
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	—	11,502,806	3,966,500	47,317,801	51,284,301	(21,425,003)	29,859,298	57,428,472
Northpark	Burlingame, CA	1972	510	38,607,000	77,493,000	—	39,582	38,607,000	77,532,582	116,139,582	(3,084,091)	113,055,491	70,668,409
North Pier at Harborside	Jersey City, NJ (J)	2003	297	4,000,159	94,348,092	—	1,739,535	4,000,159	96,087,627	100,087,786	(22,321,947)	77,765,839	76,862,000
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	—	7,235,088	10,000,000	20,390,610	30,390,610	(6,289,524)	24,101,086	12,487,301
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	—	5,864,959	854,133	16,098,906	16,953,039	(8,498,045)	8,454,994	9,600,000
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	—	2,652,544	23,400,000	63,672,982	87,072,982	(17,959,221)	69,113,761	41,154,036
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	—	4,122,122	4,807,100	18,248,160	23,055,260	(8,527,802)	14,527,458	(L	)
Parc East Towers	New York, NY (G)	1977	324	102,163,000	109,013,628	—	5,654,774	102,163,000	114,668,402	216,831,402	(18,284,019)	198,547,383	17,473,846
Park Meadow	Gilbert, AZ	1986	225	835,217	15,120,769	—	2,267,564	835,217	17,388,333	18,223,550	(8,395,148)	9,828,402	(L	)
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	—	2,155,451	8,330,000	30,823,069	39,153,069	(11,251,895)	27,901,174	23,275,000
Promenade at Peachtree	Chamblee, GA	2001	406	10,150,000	31,219,739	—	1,645,577	10,150,000	32,865,316	43,015,316	(8,729,820)	34,285,496	(K	)
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	—	391,668	13,500,000	34,797,304	48,297,304	(9,307,693)	38,989,611	32,785,701
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	—	541,320	3,573,621	19,596,825	23,170,446	(5,354,911)	17,815,535	(J	)
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	—	1,777,312	10,500,000	54,590,247	65,090,247	(14,249,748)	50,840,499	(K	)
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	—	702,144	6,500,000	35,287,204	41,787,204	(10,058,015)	31,729,189	(K	)
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,080,670	—	1,396,394	16,345,000	74,477,064	90,822,064	(15,486,334)	75,335,730	(J	)
Reserve at Fairfax Corners	Fairfax, VA	2001	652	15,804,057	63,129,051	—	2,563,175	15,804,057	65,692,226	81,496,283	(19,948,034)	61,548,249	84,778,876
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,976,484	—	3,376,272	11,918,917	72,352,756	84,271,673	(17,772,440)	66,499,233	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	—	1,414,773	10,369,400	42,586,854	52,956,254	(10,871,457)	42,084,797	29,160,000
Rianna II	Seattle, WA (G)	2002	78	2,161,840	14,433,614	—	16,614	2,161,840	14,450,228	16,612,068	(1,072,947)	15,539,121	10,499,494
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	—	1,533,725	1,124,217	9,048,885	10,173,102	(3,757,339)	6,415,763	1,440,865
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	—	3,313,332	1,340,702	12,275,649	13,616,351	(5,297,121)	8,319,230	2,217,176
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	—	3,986,562	2,012,350	17,438,712	19,451,062	(7,305,093)	12,145,969	4,645,763
San Marcos Apartments	Scottsdale, AZ	1995	320	20,000,000	31,261,609	—	1,384,451	20,000,000	32,646,060	52,646,060	(7,272,584)	45,373,476	32,900,000
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,263,310	—	4,429,051	7,000,000	34,692,361	41,692,361	(11,606,796)	30,085,565	36,610,000
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,433,507	—	2,603,453	7,209,873	32,036,960	39,246,833	(8,514,514)	30,732,319	17,800,000
Savoy I	Aurora, CO	2001	444	5,450,295	38,765,670	—	1,964,604	5,450,295	40,730,274	46,180,569	(11,009,808)	35,170,761	(L	)
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	—	7,927,865	3,342,381	39,265,197	42,607,578	(21,583,314)	21,024,264	(L	)
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	—	1,162,983	5,490,000	19,293,462	24,783,462	(6,957,885)	17,825,577	19,190,000
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	—	1,500,506	7,503,400	25,549,013	33,052,413	(11,490,634)	21,561,779	(L	)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	—	3,712,343	2,481,821	20,492,702	22,974,523	(8,697,220)	14,277,303	4,437,567
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	—	2,363,300	630,411	8,215,457	8,845,868	(5,129,095)	3,716,773	(I	)
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,775	—	2,700,719	8,750,000	35,699,494	44,449,494	(8,900,049)	35,549,445	(J	)
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	—	871,524	4,810,000	30,871,120	35,681,120	(7,656,545)	28,024,575	16,800,000
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	—	5,287,141	8,000,000	29,434,232	37,434,232	(7,934,618)	29,499,614	15,138,399
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	—	951,679	10,500,000	25,919,317	36,419,317	(6,210,078)	30,209,239	20,971,587
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	—	766,088	415,812	3,766,904	4,182,716	(1,622,076)	2,560,640	1,174,207
Summerset Village	Chatsworth, CA	1985	280	2,890,450	23,670,889	—	3,797,264	2,890,450	27,468,153	30,358,603	(13,674,820)	16,683,783	38,039,912
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	—	4,030,481	10,000,000	36,155,331	46,155,331	(11,194,003)	34,961,328	(L	)
Sunforest II	Davie, FL	(F)	—	—	337,751	—	—	—	337,751	337,751	—	337,751	(L	)
Talleyrand	Tarrytown, NY (I)	1997-1998	300	12,000,000	49,838,160	—	3,696,522	12,000,000	53,534,682	65,534,682	(17,861,336)	47,673,346	35,000,000
Tanglewood (VA)	Manassas, VA	1987	432	2,108,295	24,619,495	—	8,462,243	2,108,295	33,081,738	35,190,033	(18,128,350)	17,061,683	25,110,000
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	—	1,767,940	28,600,000	63,684,610	92,284,610	(13,155,998)	79,128,612	44,095,588
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	—	33,587	2,736,000	7,843,614	10,579,614	(1,392,156)	9,187,458	5,050,000
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	1996	406	24,360,000	86,178,714	—	2,422,299	24,360,000	88,601,013	112,961,013	(19,521,198)	93,439,815	64,680,000
Town Square at Mark Center Phase II	Alexandria, VA	2001	272	15,568,464	55,031,536	—	34,830	15,568,464	55,066,366	70,634,830	(1,956,133)	68,678,697	47,669,865
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	31,881,505	—	238,496	7,590,000	32,120,001	39,710,001	(7,731,307)	31,978,694	(K	)
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	—	1,753,394	9,720,000	42,627,417	52,347,417	(11,365,288)	40,982,129	32,360,000
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,696,541	—	2,232,071	17,492,000	102,928,612	120,420,612	(24,014,273)	96,406,339	88,550,000
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	—	3,630,019	12,650,000	37,286,311	49,936,311	(11,205,924)	38,730,387	30,372,953
Via Ventura	Scottsdale, AZ	1980	328	1,351,785	13,382,006	—	7,962,802	1,351,785	21,344,808	22,696,593	(14,368,306)	8,328,287	(K	)
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	—	2,013,344	3,166,411	15,872,434	19,038,845	(7,739,644)	11,299,201	(L	)
Vintage	Ontario, CA	2005-2007	300	7,059,230	47,677,762	—	176,250	7,059,230	47,854,012	54,913,242	(8,609,805)	46,303,437	33,000,000
Warwick Station	Westminster, CO	1986	332	2,274,121	21,113,974	—	3,015,763	2,274,121	24,129,737	26,403,858	(11,495,261)	14,908,597	8,355,000
Wellington Hill	Manchester, NH	1987	390	1,890,200	17,120,662	—	7,628,748	1,890,200	24,749,410	26,639,610	(15,003,057)	11,636,553	(I	)
Westgate Pasadena Apartments	Pasadena, CA	2010	480	22,898,848	131,986,739	—	(263)	22,898,848	131,986,476	154,885,324	(185)	154,885,139	135,000,000
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	—	1,495,929	1,616,505	12,301,933	13,918,438	(4,379,593)	9,538,845	392,294
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	—	843,388	5,310,000	23,841,946	29,151,946	(6,016,094)	23,135,852	13,580,000
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	—	1,484,323	538,483	5,114,266	5,652,749	(2,071,249)	3,581,500	1,011,750
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	—	5,111,877	2,662,900	29,097,374	31,760,274	(16,423,796)	15,336,478	(I	)

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/10
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (H)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/10 (B)	Encumbrances
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	—	2,745,189	6,631,400	19,480,673	26,112,073	(9,005,733)	17,106,340	(L	)

ERPOP Wholly Owned Encumbered			39,395	1,192,346,786	4,453,550,234	—	370,524,330	1,192,346,786	4,824,074,564	6,016,421,350	(1,346,626,508)	4,669,794,842	2,595,245,052

ERPOP Partially Owned Unencumbered:
Butterfield Ranch	Chino Hills, CA	(F)	—	15,617,709	4,512,495	—	—	15,617,709	4,512,495	20,130,204	—	20,130,204	—
Hudson Crossing II	New York, NY	(F)	—	5,000,000	—	—	—	5,000,000	—	5,000,000	—	5,000,000	—

ERPOP Partially Owned Unencumbered			—	20,617,709	4,512,495	—	—	20,617,709	4,512,495	25,130,204	—	25,130,204	—

ERPOP Partially Owned Encumbered:
Brooklyner (fka 111 Lawrence)	Brooklyn, NY (G)	2010	490	40,099,922	217,648,526	—	(1,947)	40,099,922	217,646,579	257,746,501	—	257,746,501	141,741,076
1401 South State (fka City Lofts)	Chicago, IL	2008	278	6,882,467	61,575,245	—	53,017	6,882,467	61,628,262	68,510,729	(5,846,831)	62,663,898	51,014,150
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	—	5,462,325	796,800	12,636,050	13,432,850	(7,894,112)	5,538,738	6,833,000
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	—	4,122,712	4,507,100	16,697,526	21,204,626	(7,309,912)	13,894,714	16,538,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	—	4,809,646	5,425,000	23,621,767	29,046,767	(8,225,808)	20,820,959	28,000,000
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,064	—	1,757,641	4,869,448	13,712,705	18,582,153	(6,531,026)	12,051,127	15,165,000
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,158,260	—	1,846,036	1,017,400	11,004,296	12,021,696	(5,587,555)	6,434,141	5,112,000
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	—	3,142,792	6,105,000	32,704,657	38,809,657	(10,694,009)	28,115,648	29,412,000
EDS Dulles	Herndon, VA	(F)	—	18,875,631	—	—	—	18,875,631	—	18,875,631	—	18,875,631	18,342,242
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	—	3,394,463	2,490,000	20,916,577	23,406,577	(8,158,317)	15,248,260	20,300,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,332,206	—	2,722,185	6,945,000	26,054,391	32,999,391	(8,961,365)	24,038,026	36,403,000
Mesa Del Oso	Albuquerque, NM	1983	221	4,305,000	12,160,419	—	1,556,306	4,305,000	13,716,725	18,021,725	(5,210,415)	12,811,310	9,525,810
Montclair Metro	Montclair, NJ	2009	163	2,400,887	43,570,641	—	2,092	2,400,887	43,572,733	45,973,620	(2,218,030)	43,755,590	34,439,480
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	—	236,867	2,800,000	13,491,990	16,291,990	(3,232,493)	13,059,497	7,286,000
Preserve at Briarcliff	Atlanta, GA	1994	182	6,370,000	17,766,322	—	646,793	6,370,000	18,413,115	24,783,115	(3,777,603)	21,005,512	6,000,000
Red Road Commons	Miami, FL (G)	2009	404	27,383,547	99,555,530	—	(2,216)	27,383,547	99,553,314	126,936,861	(3,497,205)	123,439,656	74,150,144
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	—	1,453,717	5,460,000	17,175,287	22,635,287	(6,797,434)	15,837,853	17,400,000
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,509,239	—	3,191,061	5,345,000	23,700,300	29,045,300	(7,741,356)	21,303,944	27,000,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,142,163	—	2,985,085	4,550,000	21,127,248	25,677,248	(6,970,045)	18,707,203	23,760,000
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,423,349	—	1,629,554	1,512,000	13,052,903	14,564,903	(6,274,752)	8,290,151	9,100,000
Strayhorse at Arrowhead Ranch	Glendale, AZ	1998	136	4,400,000	12,968,002	—	186,009	4,400,000	13,154,011	17,554,011	(2,422,470)	15,131,541	7,971,429
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	—	1,993,876	3,057,100	9,842,494	12,899,594	(4,301,654)	8,597,940	9,829,000
Veridian (fka Silver Spring)	Silver Spring, MD (G)	2009	457	18,539,817	130,485,284	—	18,886	18,539,817	130,504,170	149,043,987	(6,908,776)	142,135,211	115,744,722
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	—	1,334,954	5,500,000	16,551,567	22,051,567	(3,992,519)	18,059,048	9,900,000
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	—	1,857,343	5,055,000	40,246,015	45,301,015	(10,264,218)	35,036,797	29,000,000

ERPOP Partially Owned Encumbered			5,232	194,692,119	866,325,485	—	44,399,197	194,692,119	910,724,682	1,105,416,801	(142,817,905)	962,598,896	749,967,053

Portfolio/Entity Encumbrances (1)													1,417,683,780
Total Consolidated Investment in Real Estate			124,866	$4,336,999,983	$13,999,852,420	$—	$1,365,518,589	$4,336,999,983	$15,365,371,009	$19,702,370,992	$(4,337,356,641)	$15,365,014,351	$4,762,895,885

(1)	See attached Encumbrances Reconciliation

ERP OPERATING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010
NOTES:
(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,231,391,664 as of December 31, 2010.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2010 was approximately $11.1 billion.

(C)	The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 10 years, for furniture & fixtures and replacements is 5 years, and for in-place leases is the average remaining term of each respective lease.

(D)	This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and capitalized software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)	Total properties and units exclude the Military Housing consisting of two properties and 4,738 units.

(I)	through (L) See Encumbrances Reconciliation schedule.

(M)	Boot property for Freddie Mac tax-exempt bond pool.

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

Exhibit	Description	Location
3.1	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to the Operating Partnership’s Form S-3 filed on October 7, 1994.

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.5	Terms Agreement regarding 6.95% Notes due March 2, 2011.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 2, 2001.

4.6	Terms Agreement regarding 6.625% Notes due March 15, 2012.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 14, 2002.

4.7	Form of 5.50% Note due October 1, 2012.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Form of 5.2% Note due April 1, 2013.	Included as Exhibit 4 to the Operating Partnership’s Form 8-K, filed on March 19, 2003.

4.9	Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.10	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on April 13, 1998.

4.11	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to the Operating Partnership’s Form 8-K, filed on September 13, 2005.

4.12	Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.

4.13	Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

Exhibit	Description	Location
4.14	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on October 9, 1997.

4.15	Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.

4.16	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on August 13, 1996.

4.17	Form of 3.85% Exchangeable Senior Notes due August 15, 2026.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

10.1*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.2*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.3*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158.

10.4	Revolving Credit Agreement dated as of February 28, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, SunTrust Bank, Wachovia Bank, National Association, Wells Fargo Bank, N.A., LaSalle Bank National Association, The Royal Bank of Scotland plc, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).	Included as Exhibit 10.5 to Equity Residential’s Form 10-K for the year ended December 31, 2010.

10.5	Guaranty of Payment made as of February 28, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.6	Amendment to Revolving Credit Agreement.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2007.

10.7	Credit Agreement dated as of October 5, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC, as joint lead arranger and joint book runner, J.P. Morgan Securities Inc., as joint lead arranger and joint book runner, Citicorp North America Inc., Deutsche Bank Securities Inc., Regions Bank, The Royal Bank of Scotland plc, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (the “Term Loan Agreement”).	Included as Exhibit 10.8 to Equity Residential’s Form 10-K for the year ended December 31, 2010.

10.8	Guaranty of Payment made as of October 5, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the lenders party to the Term Loan Agreement.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

Exhibit	Description	Location
10.9	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential’s Form 10-K for the year ended December 31, 1999.

10.10*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential’s Form 10-K for the year ended December 31, 2008.

10.11*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2010.

10.12*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan.	Included as Exhibit 10.11 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.13*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2003.

10.14*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.15*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2007.

10.16*	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.17*	Fifth Amendment to Equity Residential 1993 Share Option and Share Award Plan dated December 10, 2008.	Included as Exhibit 10.21 to Equity Residential’s Form 10-K for the year ended December 31, 2008.

10.18*	Form of Change in Control Agreement between Equity Residential and other executive officers.	Included as Exhibit 10.13 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.19*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2009.

10.20*	Form of Indemnification Agreement between Equity Residential and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.21*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.22*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.23*	Retirement Benefits Agreement between Samuel Zell and Equity Residential dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.24*	Amended and Restated Deferred Compensation Agreement between Equity Residential and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.25*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer.	Included as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

10.26*	Summary of Changes to Trustee Compensation.	Included as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 21, 2005, filed on September 27, 2005.

Exhibit	Description	Location
10.27*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective November 1, 2008.	Included as Exhibit 10.4 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.28*	Amendment to the Equity Residential Supplemental Executive Retirement Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2010.

10.29*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2008.

10.30	Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to the Operating Partnership’s Form 8-K dated and filed on February 3, 2011.

10.31	Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to the Operating Partnership’s Form 8-K dated and filed on February 3, 2011.

10.32	Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to the Operating Partnership’s Form 8-K dated and filed on February 3, 2011.

10.33	Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and Morgan Stanley & Co. Incorporated.	Included as Exhibit 1.4 to the Operating Partnership’s Form 8-K dated and filed on February 3, 2011.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

21	List of Subsidiaries of ERP Operating Limited Partnership.	Attached herein.

23.1	Consent of Ernst & Young LLP.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

*	Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.