Form 10-Q
period 2015-03-31
ERP OPERATING LTD PARTNERSHIP; EQUITY RESIDENTIAL
filed 2015-05-06
CIK 931182, 906107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-12252 (Equity Residential)
Commission File Number: 0-24920 (ERP Operating Limited Partnership)

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Maryland (Equity Residential)	13-3675988 (Equity Residential)
Illinois (ERP Operating Limited Partnership)	36-3894853 (ERP Operating Limited Partnership)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois 60606	(312) 474-1300
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Equity Residential Yes ☒ No ☐	ERP Operating Limited Partnership Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Equity Residential Yes ☒ No ☐	ERP Operating Limited Partnership Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Equity Residential:
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

ERP Operating Limited Partnership:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Equity Residential Yes ☐ No ☒	ERP Operating Limited Partnership Yes ☐ No ☒
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 30, 2015 was 363,988,765.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2015 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of March 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and EQR contributes all net proceeds from its various equity offerings to ERPOP. In return for those contributions, EQR receives a number of OP Units (see definition below) in ERPOP equal to the number of Common Shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ERPOP, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of ERPOP's partnership agreement, OP Units can be exchanged with Common Shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ERPOP issued to EQR and the Common Shares.

The Company believes that combining the reports on Form 10-Q of EQR and ERPOP into this single report provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR's primary function is acting as the general partner of ERPOP. EQR also issues equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by EQR, which are contributed to the capital of ERPOP in exchange for additional limited partnership interests in ERPOP (“OP Units”) (on a one-for-one Common Share per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility and/or commercial paper program, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements. The noncontrolling interests in the Operating Partnership's financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in the Company's financial statements include the same noncontrolling interests at the Operating Partnership level and limited partner OP Unit holders of the Operating Partnership. The differences between shareholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity's debt, noncontrolling interests and shareholders' equity or partners' capital, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership.

As general partner with control of ERPOP, EQR consolidates ERPOP for financial reporting purposes, and EQR essentially has no assets or liabilities other than its investment in ERPOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$6,357,580	$6,295,404
Depreciable property	20,024,497	19,851,504
Projects under development	1,269,784	1,343,919
Land held for development	143,997	184,556
Investment in real estate	27,795,858	27,675,383
Accumulated depreciation	(5,600,485)	(5,432,805)
Investment in real estate, net	22,195,373	22,242,578
Cash and cash equivalents	49,418	40,080
Investments in unconsolidated entities	89,284	105,434
Deposits – restricted	203,800	72,303
Escrow deposits – mortgage	50,659	48,085
Deferred financing costs, net	55,791	58,380
Other assets	384,723	383,754
Total assets	$23,029,048	$22,950,614

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,957,876	$5,086,515
Notes, net	5,430,806	5,425,346
Line of credit and commercial paper	470,826	333,000
Accounts payable and accrued expenses	202,110	153,590
Accrued interest payable	84,670	89,540
Other liabilities	383,057	389,915
Security deposits	75,294	75,633
Distributions payable	208,954	188,566
Total liabilities	11,813,593	11,742,105

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	541,866	500,733
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 803,600 shares issued and outstanding as of March 31, 2015 and 1,000,000 shares issued and outstanding as of December 31, 2014	40,180	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 363,968,420 shares issued and outstanding as of March 31, 2015 and 362,855,454 shares issued and outstanding as of December 31, 2014	3,640	3,629
Paid in capital	8,539,115	8,536,340
Retained earnings	1,928,449	1,950,639
Accumulated other comprehensive (loss)	(180,022)	(172,152)
Total shareholders’ equity	10,331,362	10,368,456
Noncontrolling Interests:
Operating Partnership	219,566	214,411
Partially Owned Properties	122,661	124,909
Total Noncontrolling Interests	342,227	339,320
Total equity	10,673,589	10,707,776
Total liabilities and equity	$23,029,048	$22,950,614

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
REVENUES
Rental income	$664,606	$630,725
Fee and asset management	1,765	2,717
Total revenues	666,371	633,442

EXPENSES
Property and maintenance	124,560	125,566
Real estate taxes and insurance	86,432	82,094
Property management	21,444	22,118
Fee and asset management	1,321	1,662
Depreciation	194,521	185,167
General and administrative	19,922	17,576
Total expenses	448,200	434,183

Operating income	218,171	199,259

Interest and other income	120	605
Other expenses	70	(664)
Interest:
Expense incurred, net	(108,622)	(113,049)
Amortization of deferred financing costs	(2,589)	(2,792)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	107,150	83,359
Income and other tax (expense) benefit	(43)	(240)
Income (loss) from investments in unconsolidated entities	2,963	(1,409)
Net gain on sales of real estate properties	79,951	—
Net (loss) on sales of land parcels	(1)	(30)
Income from continuing operations	190,020	81,680
Discontinued operations, net	204	1,052
Net income	190,224	82,732
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(7,059)	(3,093)
Partially Owned Properties	(643)	(504)
Net income attributable to controlling interests	182,522	79,135
Preferred distributions	(891)	(1,036)
Premium on redemption of Preferred Shares	(2,789)	—
Net income available to Common Shares	$178,842	$78,099

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.49	$0.21
Net income available to Common Shares	$0.49	$0.22
Weighted average Common Shares outstanding	363,098	360,470

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.49	$0.21
Net income available to Common Shares	$0.49	$0.22
Weighted average Common Shares outstanding	380,327	376,384

Distributions declared per Common Share outstanding	$0.5525	$0.50

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Comprehensive income:
Net income	$190,224	$82,732
Other comprehensive (loss):
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(11,788)	(11,952)
Losses reclassified into earnings from other comprehensive income	4,338	4,129
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the period	(420)	91
Other comprehensive (loss)	(7,870)	(7,732)
Comprehensive income	182,354	75,000
Comprehensive (income) attributable to Noncontrolling Interests	(7,402)	(3,302)
Comprehensive income attributable to controlling interests	$174,952	$71,698

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,224	$82,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194,521	185,167
Amortization of deferred financing costs	2,589	2,792
Amortization of above/below market leases	846	829
Amortization of discounts and premiums on debt	(3,751)	(2,938)
Amortization of deferred settlements on derivative instruments	4,205	3,996
Write-off of pursuit costs	493	452
(Income) loss from investments in unconsolidated entities	(2,963)	1,409
Distributions from unconsolidated entities – return on capital	516	914
Net (gain) on sale of investment securities	—	(21)
Net (gain) on sales of real estate properties	(79,951)	—
Net loss on sales of land parcels	1	30
Net (gain) on sales of discontinued operations	—	(71)
Unrealized loss (gain) on derivative instruments	24	(3)
Compensation paid with Company Common Shares	13,610	12,981
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	290	(418)
(Increase) decrease in mortgage deposits	(456)	375
(Increase) decrease in other assets	(4,237)	18,613
Increase in accounts payable and accrued expenses	45,450	55,263
(Decrease) in accrued interest payable	(4,870)	(169)
(Decrease) in other liabilities	(8,307)	(26,194)
(Decrease) increase in security deposits	(339)	1,143
Net cash provided by operating activities	347,895	336,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(6,720)	(148,535)
Investment in real estate – development/other	(146,194)	(122,340)
Capital expenditures to real estate	(38,170)	(32,191)
Non-real estate capital additions	(469)	(159)
Interest capitalized for real estate and unconsolidated entities under development	(15,313)	(12,792)
Proceeds from disposition of real estate, net	142,931	—
Investments in unconsolidated entities	(2,410)	(6,254)
Distributions from unconsolidated entities – return of capital	18,969	7,680
Proceeds from sale of investment securities	—	21
(Increase) decrease in deposits on real estate acquisitions and investments, net	(131,787)	12,904
(Increase) in mortgage deposits	(59)	(91)
Net cash (used for) investing activities	(179,222)	(301,757)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(60)
Mortgage deposits	(2,059)	(1,643)
Mortgage notes payable:
Lump sum payoffs	(121,326)	—
Scheduled principal repayments	(2,746)	(3,034)
Line of credit and commercial paper:
Line of credit proceeds	1,997,000	1,751,000
Line of credit repayments	(2,200,000)	(1,568,000)
Commercial paper proceeds	1,155,228	—
Commercial paper repayments	(814,600)	—
(Payments on) settlement of derivative instruments	(25)	—
Proceeds from Employee Share Purchase Plan (ESPP)	1,927	1,741
Proceeds from exercise of options	32,213	15,785
Common Shares repurchased and retired	—	(1,777)
Redemption of Preferred Shares	(9,820)	—
Premium on redemption of Preferred Shares	(2,789)	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684
Contributions – Noncontrolling Interests – Operating Partnership	1	3
Distributions:
Common Shares	(181,408)	(234,282)
Preferred Shares	(891)	(1,036)
Noncontrolling Interests – Operating Partnership	(7,149)	(9,217)
Noncontrolling Interests – Partially Owned Properties	(2,891)	(4,113)
Net cash (used for) financing activities	(159,335)	(51,450)
Net increase (decrease) in cash and cash equivalents	9,338	(16,325)
Cash and cash equivalents, beginning of period	40,080	53,534
Cash and cash equivalents, end of period	$49,418	$37,209

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$113,113	$112,152
Net cash paid for income and other taxes	$718	$596
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(4,567)	$(3,506)
Notes, net	$618	$568
Line of credit and commercial paper	$198	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(133)	$(133)
Accumulated other comprehensive income	$4,338	$4,129
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,625)	$472
Other liabilities	$662	$937
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$516	$862
Other liabilities	$—	$52
Unrealized loss (gain) on derivative instruments:
Other assets	$(4,963)	$7,279
Notes, net	$4,842	$—
Other liabilities	$11,933	$4,670
Accumulated other comprehensive income	$(11,788)	$(11,952)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(15,313)	$(12,774)
Investments in unconsolidated entities	$—	$(18)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(130)	$(1,454)
Other liabilities	$(2,280)	$(4,800)
Other:
Foreign currency translation adjustments	$420	$(91)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2015
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(9,820)
Balance, end of period	$40,180

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,629
Conversion of OP Units into Common Shares	1
Exercise of share options	8
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,640

PAID IN CAPITAL
Balance, beginning of year	$8,536,340
Common Share Issuance:
Conversion of OP Units into Common Shares	3,712
Exercise of share options	32,205
Employee Share Purchase Plan (ESPP)	1,927
Share-based employee compensation expense:
Restricted shares	6,720
Share options	997
ESPP discount	412
Supplemental Executive Retirement Plan (SERP)	(2,307)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(41,763)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	872
Balance, end of period	$8,539,115

RETAINED EARNINGS
Balance, beginning of year	$1,950,639
Net income attributable to controlling interests	182,522
Common Share distributions	(201,032)
Preferred Share distributions	(891)
Premium on redemption of Preferred Shares – cash charge	(2,789)
Balance, end of period	$1,928,449

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2015
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(11,788)
Losses reclassified into earnings from other comprehensive income	4,338
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(420)
Balance, end of period	$(180,022)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$214,411
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(3,713)
Equity compensation associated with Noncontrolling Interests	9,963
Net income attributable to Noncontrolling Interests	7,059
Distributions to Noncontrolling Interests	(7,913)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	630
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(872)
Balance, end of period	$219,566

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909
Net income attributable to Noncontrolling Interests	643
Distributions to Noncontrolling Interests	(2,891)
Balance, end of period	$122,661

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$6,357,580	$6,295,404
Depreciable property	20,024,497	19,851,504
Projects under development	1,269,784	1,343,919
Land held for development	143,997	184,556
Investment in real estate	27,795,858	27,675,383
Accumulated depreciation	(5,600,485)	(5,432,805)
Investment in real estate, net	22,195,373	22,242,578
Cash and cash equivalents	49,418	40,080
Investments in unconsolidated entities	89,284	105,434
Deposits – restricted	203,800	72,303
Escrow deposits – mortgage	50,659	48,085
Deferred financing costs, net	55,791	58,380
Other assets	384,723	383,754
Total assets	$23,029,048	$22,950,614

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,957,876	$5,086,515
Notes, net	5,430,806	5,425,346
Line of credit and commercial paper	470,826	333,000
Accounts payable and accrued expenses	202,110	153,590
Accrued interest payable	84,670	89,540
Other liabilities	383,057	389,915
Security deposits	75,294	75,633
Distributions payable	208,954	188,566
Total liabilities	11,813,593	11,742,105

Commitments and contingencies

Redeemable Limited Partners	541,866	500,733
Capital:
Partners' Capital:
Preference Units	40,180	50,000
General Partner	10,471,204	10,490,608
Limited Partners	219,566	214,411
Accumulated other comprehensive (loss)	(180,022)	(172,152)
Total partners' capital	10,550,928	10,582,867
Noncontrolling Interests – Partially Owned Properties	122,661	124,909
Total capital	10,673,589	10,707,776
Total liabilities and capital	$23,029,048	$22,950,614

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
REVENUES
Rental income	$664,606	$630,725
Fee and asset management	1,765	2,717
Total revenues	666,371	633,442

EXPENSES
Property and maintenance	124,560	125,566
Real estate taxes and insurance	86,432	82,094
Property management	21,444	22,118
Fee and asset management	1,321	1,662
Depreciation	194,521	185,167
General and administrative	19,922	17,576
Total expenses	448,200	434,183

Operating income	218,171	199,259

Interest and other income	120	605
Other expenses	70	(664)
Interest:
Expense incurred, net	(108,622)	(113,049)
Amortization of deferred financing costs	(2,589)	(2,792)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	107,150	83,359
Income and other tax (expense) benefit	(43)	(240)
Income (loss) from investments in unconsolidated entities	2,963	(1,409)
Net gain on sales of real estate properties	79,951	—
Net (loss) on sales of land parcels	(1)	(30)
Income from continuing operations	190,020	81,680
Discontinued operations, net	204	1,052
Net income	190,224	82,732
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(643)	(504)
Net income attributable to controlling interests	$189,581	$82,228

ALLOCATION OF NET INCOME:
Preference Units	$891	$1,036
Premium on redemption of Preference Units	$2,789	$—

General Partner	$178,842	$78,099
Limited Partners	7,059	3,093
Net income available to Units	$185,901	$81,192

Earnings per Unit – basic:
Income from continuing operations available to Units	$0.49	$0.21
Net income available to Units	$0.49	$0.22
Weighted average Units outstanding	376,696	374,201

Earnings per Unit – diluted:
Income from continuing operations available to Units	$0.49	$0.21
Net income available to Units	$0.49	$0.22
Weighted average Units outstanding	380,327	376,384

Distributions declared per Unit outstanding	$0.5525	$0.50

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Comprehensive income:
Net income	$190,224	$82,732
Other comprehensive (loss):
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(11,788)	(11,952)
Losses reclassified into earnings from other comprehensive income	4,338	4,129
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the period	(420)	91
Other comprehensive (loss)	(7,870)	(7,732)
Comprehensive income	182,354	75,000
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(643)	(504)
Comprehensive income attributable to controlling interests	$181,711	$74,496

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,224	$82,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194,521	185,167
Amortization of deferred financing costs	2,589	2,792
Amortization of above/below market leases	846	829
Amortization of discounts and premiums on debt	(3,751)	(2,938)
Amortization of deferred settlements on derivative instruments	4,205	3,996
Write-off of pursuit costs	493	452
(Income) loss from investments in unconsolidated entities	(2,963)	1,409
Distributions from unconsolidated entities – return on capital	516	914
Net (gain) on sale of investment securities	—	(21)
Net (gain) on sales of real estate properties	(79,951)	—
Net loss on sales of land parcels	1	30
Net (gain) on sales of discontinued operations	—	(71)
Unrealized loss (gain) on derivative instruments	24	(3)
Compensation paid with Company Common Shares	13,610	12,981
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	290	(418)
(Increase) decrease in mortgage deposits	(456)	375
(Increase) decrease in other assets	(4,237)	18,613
Increase in accounts payable and accrued expenses	45,450	55,263
(Decrease) in accrued interest payable	(4,870)	(169)
(Decrease) in other liabilities	(8,307)	(26,194)
(Decrease) increase in security deposits	(339)	1,143
Net cash provided by operating activities	347,895	336,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(6,720)	(148,535)
Investment in real estate – development/other	(146,194)	(122,340)
Capital expenditures to real estate	(38,170)	(32,191)
Non-real estate capital additions	(469)	(159)
Interest capitalized for real estate and unconsolidated entities under development	(15,313)	(12,792)
Proceeds from disposition of real estate, net	142,931	—
Investments in unconsolidated entities	(2,410)	(6,254)
Distributions from unconsolidated entities – return of capital	18,969	7,680
Proceeds from sale of investment securities	—	21
(Increase) decrease in deposits on real estate acquisitions and investments, net	(131,787)	12,904
(Increase) in mortgage deposits	(59)	(91)
Net cash (used for) investing activities	(179,222)	(301,757)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(60)
Mortgage deposits	(2,059)	(1,643)
Mortgage notes payable:
Lump sum payoffs	(121,326)	—
Scheduled principal repayments	(2,746)	(3,034)
Line of credit and commercial paper:
Line of credit proceeds	1,997,000	1,751,000
Line of credit repayments	(2,200,000)	(1,568,000)
Commercial paper proceeds	1,155,228	—
Commercial paper repayments	(814,600)	—
(Payments on) settlement of derivative instruments	(25)	—
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	1,927	1,741
Proceeds from exercise of EQR options	32,213	15,785
OP Units repurchased and retired	—	(1,777)
Redemption of Preference Units	(9,820)	—
Premium on redemption of Preference Units	(2,789)	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684
Contributions – Limited Partners	1	3
Distributions:
OP Units – General Partner	(181,408)	(234,282)
Preference Units	(891)	(1,036)
OP Units – Limited Partners	(7,149)	(9,217)
Noncontrolling Interests – Partially Owned Properties	(2,891)	(4,113)
Net cash (used for) financing activities	(159,335)	(51,450)
Net increase (decrease) in cash and cash equivalents	9,338	(16,325)
Cash and cash equivalents, beginning of period	40,080	53,534
Cash and cash equivalents, end of period	$49,418	$37,209

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$113,113	$112,152
Net cash paid for income and other taxes	$718	$596
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(4,567)	$(3,506)
Notes, net	$618	$568
Line of credit and commercial paper	$198	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(133)	$(133)
Accumulated other comprehensive income	$4,338	$4,129
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,625)	$472
Other liabilities	$662	$937
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$516	$862
Other liabilities	$—	$52
Unrealized loss (gain) on derivative instruments:
Other assets	$(4,963)	$7,279
Notes, net	$4,842	$—
Other liabilities	$11,933	$4,670
Accumulated other comprehensive income	$(11,788)	$(11,952)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(15,313)	$(12,774)
Investments in unconsolidated entities	$—	$(18)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(130)	$(1,454)
Other liabilities	$(2,280)	$(4,800)
Other:
Foreign currency translation adjustments	$420	$(91)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2015
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(9,820)
Balance, end of period	$40,180

GENERAL PARTNER
Balance, beginning of year	$10,490,608
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	3,713
Exercise of EQR share options	32,213
EQR's Employee Share Purchase Plan (ESPP)	1,927
Share-based employee compensation expense:
EQR restricted shares	6,722
EQR share options	997
EQR ESPP discount	412
Net income available to Units – General Partner	178,842
OP Units – General Partner distributions	(201,032)
Supplemental Executive Retirement Plan (SERP)	(2,307)
Change in market value of Redeemable Limited Partners	(41,763)
Adjustment for Limited Partners ownership in Operating Partnership	872
Balance, end of period	$10,471,204

LIMITED PARTNERS
Balance, beginning of year	$214,411
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(3,713)
Equity compensation associated with Units – Limited Partners	9,963
Net income available to Units – Limited Partners	7,059
Units – Limited Partners distributions	(7,913)
Change in carrying value of Redeemable Limited Partners	630
Adjustment for Limited Partners ownership in Operating Partnership	(872)
Balance, end of period	$219,566

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(11,788)
Losses reclassified into earnings from other comprehensive income	4,338
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(420)
Balance, end of period	$(180,022)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2015
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909
Net income attributable to Noncontrolling Interests	643
Distributions to Noncontrolling Interests	(2,891)
Balance, end of period	$122,661

See accompanying notes

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the "Company," "we," "us" or "our" mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the "Operating Partnership" mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.
EQR is the general partner of, and as of March 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of March 31, 2015, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 389 properties located in 12 states and the District of Columbia consisting of 108,793 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	362	97,825
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,063
	389	108,793

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

In preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The balance sheets at December 31, 2014 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2014.

Income and Other Taxes
Due to the structure of EQR as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level. In addition, ERPOP generally is not liable for federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes. The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries and as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2015, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,771 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $122.7 million at March 31, 2015. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $11.0 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2015, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $63.3 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2015 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

In April 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies are required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies are also required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The new standard was effective January 1, 2015, but the Company early adopted it as allowed effective January 1, 2014. Adoption of this standard resulted in and will likely continue to result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications. See Note 11 for further discussion.

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance. The new standard specifically excludes lease contracts. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective for the Company beginning on January 1, 2017 and early adoption is not permitted. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In August 2014, the FASB issued a new standard that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt, however to determine the specific disclosures, management will need to assess whether its plans will alleviate substantial doubt. The new standard is effective for the annual period ending after December 15, 2016. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted.  The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units (formerly known as Long-Term Incentive Plan (“LTIP”) Units)) for the quarter ended March 31, 2015:

2015
Common Shares
Common Shares outstanding at January 1,	362,855,454
Common Shares Issued:
Conversion of OP Units	154,050
Exercise of share options	770,012
Employee Share Purchase Plan (ESPP)	30,151
Restricted share grants, net	158,753
Common Shares outstanding at March 31,	363,968,420
Units
Units outstanding at January 1,	14,298,691
Restricted units, net	333,304
Conversion of OP Units to Common Shares	(154,050)
Units outstanding at March 31,	14,477,945
Total Common Shares and Units outstanding at March 31,	378,446,365
Units Ownership Interest in Operating Partnership	3.8%

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of restricted units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests – Operating Partnership (including redeemable interests) is allocated based on the number of Noncontrolling Interests – Operating Partnership Units in total in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total plus the number of Common Shares. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Noncontrolling Interests – Operating Partnership Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Noncontrolling Interests – Operating Partnership Units for cash, EQR is obligated to deliver Common Shares to the exchanging holder of the Noncontrolling Interests – Operating Partnership Units.

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2015 and December 31, 2014.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2015, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $541.9 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2015 (amounts in thousands):

2015
Balance at January 1,	$500,733
Change in market value	41,763
Change in carrying value	(630)
Balance at March 31,	$541,866
Net proceeds from EQR Common Share and Preferred Share (see definition below) offerings are contributed by EQR to ERPOP. In return for those contributions, EQR receives a number of OP Units in ERPOP equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in ERPOP equal in number and having the same terms as the Preferred Shares issued in the equity offering). As a result, the net offering proceeds from Common Shares and Preferred Shares are allocated between shareholders’ equity and Noncontrolling Interests – Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of ERPOP.
The Company’s declaration of trust authorizes it to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.
The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2015 and December 31, 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	March 31, 2015	December 31, 2014
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 803,600 shares issued and outstanding at March 31, 2015 and 1,000,000 shares issued and outstanding at December 31, 2014 (3)	12/10/26	$4.145	$40,180	$50,000
			$40,180	$50,000

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

(3)
Effective January 26, 2015, the Company repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preferred Shares.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2015:

2015
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	377,154,145
Issued to General Partner:
Exercise of EQR share options	770,012
EQR’s Employee Share Purchase Plan (ESPP)	30,151
EQR's restricted share grants, net	158,753
Issued to Limited Partners:
Restricted units, net	333,304
General and Limited Partner Units outstanding at March 31,	378,446,365
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,298,691
Limited Partner restricted units, net	333,304
Conversion of Limited Partner OP Units to EQR Common Shares	(154,050)
Limited Partner Units outstanding at March 31,	14,477,945
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of March 31, 2015 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2015 and December 31, 2014.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2015, the Redeemable Limited Partner Units have a redemption value of approximately $541.9 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2015 (amounts in thousands):

2015
Balance at January 1,	$500,733
Change in market value	41,763
Change in carrying value	(630)
Balance at March 31,	$541,866

EQR contributes all net proceeds from its various equity offerings (including proceeds from exercise of options for Common Shares) to ERPOP. In return for those contributions, EQR receives a number of OP Units in ERPOP equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in ERPOP equal in number and having the same terms as the preferred shares issued in the equity offering).

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2015 and December 31, 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	March 31, 2015	December 31, 2014
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 803,600 units issued and outstanding at March 31, 2015 and 1,000,000 units issued and outstanding at December 31, 2014 (3)	12/10/26	$4.145	$40,180	$50,000
			$40,180	$50,000

(1)
On or after the redemption date, redeemable preference units may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.

(2)	Dividends on Preference Units are payable quarterly.

(3)
Effective January 26, 2015, the Operating Partnership repurchased and retired 196,400 Series K Preference Units with a par value of $9.82 million for total cash consideration of approximately $12.7 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preference Units.

Other

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012.

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. No shares were repurchased during the quarter ended March 31, 2015. As of March 31, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Land	$6,357,580	$6,295,404
Depreciable property:
Buildings and improvements	18,109,892	17,974,337
Furniture, fixtures and equipment	1,401,801	1,365,276
In-Place lease intangibles	512,804	511,891
Projects under development:
Land	423,359	466,764
Construction-in-progress	846,425	877,155
Land held for development:
Land	109,726	145,366
Construction-in-progress	34,271	39,190
Investment in real estate	27,795,858	27,675,383
Accumulated depreciation	(5,600,485)	(5,432,805)
Investment in real estate, net	$22,195,373	$22,242,578

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of March 31, 2015 and December 31, 2014 (amounts in thousands):

Description	Balance Sheet Location	March 31, 2015	December 31, 2014
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(10,050)	(8,913)
Lease intangible assets, net		$169,461	$170,598

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(2,549)	(2,258)
Lease intangible liabilities, net		$5,121	$5,412

During the quarters ended March 31, 2015 and 2014, the Company amortized approximately $1.1 million and $1.1 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.2 million and $0.3 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2015	2016	2017	2018	2019	2020

Ground lease intangibles	$3,241	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(705)	(896)	(540)	(71)	(71)	(71)
Total	$2,536	$3,425	$3,781	$4,250	$4,250	$4,250

During the quarter ended March 31, 2015, the Company acquired the entire equity interest in the following from an unaffiliated party (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel (one)	—	—	$5,968
Total	—	—	$5,968

During the quarter ended March 31, 2015, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	3	550	$145,400
Total	3	550	$145,400

The Company recognized a net gain on sales of real estate properties of approximately $80.0 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the property that was subsequently acquired as discussed in Note 14, the Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcels (three)	—	—	$25,132
Total	—	—	$25,132

In addition to the property and office building that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	2	513	$68,650
Land Parcel (one)	—	—	2,700
Total	2	513	$71,350

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.    Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2015 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects
	Held for and/or Under Development	Operating	Total	Operating	Total

Total projects (1)	—	19	19	3	3

Total apartment units (1)	—	3,771	3,771	1,281	1,281

Balance sheet information at 3/31/15 (at 100%):
ASSETS
Investment in real estate	$347,809	$684,686	$1,032,495	$290,077	$290,077
Accumulated depreciation	(991)	(200,002)	(200,993)	(21,388)	(21,388)
Investment in real estate, net	346,818	484,684	831,502	268,689	268,689
Cash and cash equivalents	—	13,775	13,775	7,598	7,598
Investments in unconsolidated entities	—	51,363	51,363	—	—
Deposits – restricted	15,640	310	15,950	246	246
Deferred financing costs, net	—	2,052	2,052	7	7
Other assets	6,697	26,227	32,924	1,327	1,327
Total assets	$369,155	$578,411	$947,566	$277,867	$277,867

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$360,567	$360,567	$175,276	$175,276
Accounts payable & accrued expenses	8,731	3,188	11,919	389	389
Accrued interest payable	—	1,283	1,283	691	691
Other liabilities	257	576	833	834	834
Security deposits	150	1,976	2,126	531	531
Total liabilities	9,138	367,590	376,728	177,721	177,721

Noncontrolling Interests – Partially Owned Properties/Partners' equity	117,350	5,311	122,661	90,878	90,878
Company equity/General and Limited Partners' Capital	242,667	205,510	448,177	9,268	9,268
Total equity/capital	360,017	210,821	570,838	100,146	100,146
Total liabilities and equity/capital	$369,155	$578,411	$947,566	$277,867	$277,867

	Consolidated			Unconsolidated
	Development Projects
	Held for and/or Under Development			Operating

		Operating	Total		Total
Operating information for the quarter ended 3/31/15 (at 100%):
Operating revenue	$250	$22,688	$22,938	$7,813	$7,813
Operating expenses	418	6,875	7,293	2,443	2,443

Net operating (loss) income	(168)	15,813	15,645	5,370	5,370
Depreciation	991	5,520	6,511	3,076	3,076
General and administrative/other	—	15	15	56	56

Operating (loss) income	(1,159)	10,278	9,119	2,238	2,238
Interest and other income	—	4	4	—	—
Other expenses	—	(50)	(50)	—	—
Interest:
Expense incurred, net	—	(3,884)	(3,884)	(2,346)	(2,346)
Amortization of deferred financing costs	—	(89)	(89)	(1)	(1)

(Loss) income before income and other taxes and (loss) from investments in unconsolidated entities	(1,159)	6,259	5,100	(109)	(109)
Income and other tax (expense) benefit	—	(35)	(35)	(18)	(18)
(Loss) from investments in unconsolidated entities	—	(377)	(377)	—	—

Net (loss) income	$(1,159)	$5,847	$4,688	$(127)	$(127)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AvalonBay Communities, Inc. (“AVB”)in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $72.6 million at March 31, 2015. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $122.7 million at March 31, 2015. The Company does not have any variable interest entities.

Operating Properties

On February 27, 2013, in conjunction with the acquisition of Archstone, the Company acquired an interest in the Wisconsin Place joint venture. This project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The Company has a 75% equity interest with an initial basis of $198.5 million in the 432 unit residential component. The Company is the managing member, was responsible for constructing the residential project and its partner does not have substantive kick-out or participating rights. As a result, the entity that owns the residential component of this mixed-use site is required to be consolidated on the Company's balance sheet. Such entity also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. The initial fair value of this investment is $56.5 million. The Company does not have any ownership interest in the retail and office components.

On February 27, 2013, in conjunction with the acquisition of Archstone, the Company acquired an interest in the Waterton Tenside joint venture. This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.8 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in each of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project was completed and stabilized during the quarter ended March 31, 2015. Total project costs were approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $96.8 million; the loan bears interest at 5.75% and matures January 1, 2022.

While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and had given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects.

Development Project

Prism at Park Ave South – In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the master condominium association has been legally established, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2015, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $339.4 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a three property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the quarter ended March 31, 2015, the Company received approximately $19.0 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and a partial litigation settlement received by the Residual JV. The Company's pro rata share of the distributions related to the winddown of the German dispositions that occurred in 2014 was approximately $2.0 million during the quarter ended March 31, 2015 and $100.5 million cumulatively since the acquisition of Archstone. The Company's pro rata share of the proceeds related to the sale of certain remaining assets owned by the Residual JV and the partial litigation settlement received by the Residual JV were approximately $10.4 million and $6.6 million, respectively.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At March 31, 2015, the remaining preferred interests had an aggregate liquidation value of $72.6 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.    Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Tax-deferred (1031) exchange proceeds	$136,602	$—
Earnest money on pending acquisitions	2,830	580
Restricted deposits on real estate investments	17,636	24,701
Resident security and utility deposits	46,225	46,516
Other	507	506
Totals	$203,800	$72,303

The following table presents the Company’s escrow deposits as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Real estate taxes and insurance	$2,691	$2,235
Replacement reserves	3,490	3,431
Mortgage principal reserves/sinking funds	43,626	41,567
Other	852	852
Totals	$50,659	$48,085

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of March 31, 2015, the Company had outstanding mortgage debt of approximately $5.0 billion.

During the quarter ended March 31, 2015, the Company:

▪	Repaid $124.1 million of mortgage loans.

The Company recorded $0.1 million of write-offs of unamortized deferred financing costs during the quarter ended March 31, 2015 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $1.4 million of write-offs of net unamortized premiums during the quarter ended March 31, 2015 as a reduction of interest expense related to debt extinguishment of mortgages.

As of March 31, 2015, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of March 31, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At March 31, 2015, the interest rate range on the Company’s mortgage debt was 0.02% to 7.25%. During the quarter ended March 31, 2015, the weighted average interest rate on the Company’s mortgage debt was 4.13%.

Notes

As of March 31, 2015, the Company had outstanding unsecured notes of approximately $5.4 billion.

As of March 31, 2015, scheduled maturities for the Company’s outstanding notes were at various dates through 2044. At March 31, 2015, the interest rate range on the Company’s notes was 2.375% to 7.57%. During the quarter ended March 31, 2015, the weighted average interest rate on the Company’s notes was 5.01%.

Line of Credit and Commercial Paper

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (1.05% as of March 31, 2015) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

As of March 31, 2015, the amount outstanding on the revolving credit facility was $130.0 million and the amount available was $1.986 billion (net of $43.3 million which was restricted/dedicated to support letters of credit, net of the $130.0 million outstanding on the revolving credit facility and net of $340.9 million outstanding on the commercial paper program). During the quarter ended March 31, 2015, the weighted average interest rate on the revolving credit facility was 1.02%.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of March 31, 2015, there was a balance of $340.8 million on the commercial paper program ($340.9 million in principal outstanding net of an unamortized discount of $0.1 million). The notes bear interest at various floating rates with a weighted average of 0.53% for the quarter ended March 31, 2015 and a weighted average maturity of 14 days as of March 31, 2015.

9.	Derivative and Other Fair Value Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates or manage commodity prices in the daily operations of the business.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured debt (including its line of credit and commercial paper) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its line of credit and commercial paper) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit and commercial paper) were approximately $5.0 billion and $5.9 billion, respectively, at March 31, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit and commercial paper) were approximately $5.0 billion (Level 2) and $6.3 billion (Level 2), respectively, at March 31, 2015. The carrying values of the Company's mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.8 billion, respectively, at December 31, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.1 billion (Level 2), respectively, at December 31, 2014. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, line of credit, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2015 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$450,000
Lowest Possible Notional	$450,000	$450,000
Highest Possible Notional	$450,000	$450,000
Lowest Interest Rate	2.375%	1.935%
Highest Interest Rate	2.375%	3.191%
Earliest Maturity Date	2019	2025
Latest Maturity Date	2019	2025

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Forward Starting Swaps – Designed to partially fix interest rates in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2016, and are targeted to 2015 issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$6,438	$—	$6,438	$—
Forward Starting Swaps	Other Assets	454	—	454	—
Supplemental Executive Retirement Plan	Other Assets	97,391	97,391	—	—
Total		$104,283	$97,391	$6,892	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$26,014	$—	$26,014	$—
Supplemental Executive Retirement Plan	Other Liabilities	97,391	97,391	—	—
Total		$123,405	$97,391	$26,014	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$541,866	$—	$541,866	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,596	$—	$1,596	$—
Forward Starting Swaps	Other Assets	332	—	332	—
Supplemental Executive Retirement Plan	Other Assets	104,463	104,463	—	—
Total		$106,391	$104,463	$1,928	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$14,104	$—	$14,104	$—
Supplemental Executive Retirement Plan	Other Liabilities	104,463	104,463	—	—
Total		$118,567	$104,463	$14,104	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$500,733	$—	$500,733	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2015 and 2014, respectively (amounts in thousands):

March 31, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$4,842	Fixed rate debt	Interest expense	$(4,842)
Total		$4,842			$(4,842)

March 31, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2015 and 2014, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(11,788)	Interest expense	$(4,338)	N/A	$—
Total	$(11,788)		$(4,338)		$—

	Effective Portion			Ineffective Portion
March 31, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(11,952)	Interest expense	$(4,129)	N/A	$—
Total	$(11,952)		$(4,129)		$—

As of March 31, 2015 and December 31, 2014, there were approximately $179.7 million and $172.2 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at March 31, 2015, the Company may recognize an estimated $22.2 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2016.

10.    Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2015	2014
Numerator for net income per share – basic:
Income from continuing operations	$190,020	$81,680
Allocation to Noncontrolling Interests – Operating Partnership, net	(7,051)	(3,053)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(643)	(504)
Preferred distributions	(891)	(1,036)
Premium on redemption of Preferred Shares	(2,789)	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	178,646	77,087
Discontinued operations, net of Noncontrolling Interests	196	1,012
Numerator for net income per share – basic	$178,842	$78,099
Numerator for net income per share – diluted:
Income from continuing operations	$190,020	$81,680
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(643)	(504)
Preferred distributions	(891)	(1,036)
Premium on redemption of Preferred Shares	(2,789)	—
Income from continuing operations available to Common Shares	185,697	80,140
Discontinued operations, net	204	1,052
Numerator for net income per share – diluted	$185,901	$81,192
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	363,098	360,470
Effect of dilutive securities:
OP Units	13,598	13,731
Long-term compensation shares/units	3,631	2,183
Denominator for net income per share – diluted	380,327	376,384
Net income per share – basic	$0.49	$0.22
Net income per share – diluted	$0.49	$0.22
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.492	$0.214
Discontinued operations, net of Noncontrolling Interests	0.001	0.003
Net income per share – basic	$0.493	$0.217
Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.488	$0.213
Discontinued operations, net	0.001	0.003
Net income per share – diluted	$0.489	$0.216

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2015	2014
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$190,020	$81,680
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(643)	(504)
Allocation to Preference Units	(891)	(1,036)
Allocation to premium on redemption of Preference Units	(2,789)	—
Income from continuing operations available to Units	185,697	80,140
Discontinued operations, net	204	1,052
Numerator for net income per Unit – basic and diluted	$185,901	$81,192
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	376,696	374,201
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,631	2,183
Denominator for net income per Unit – diluted	380,327	376,384
Net income per Unit – basic	$0.49	$0.22
Net income per Unit – diluted	$0.49	$0.22
Net income per Unit – basic:
Income from continuing operations available to Units	$0.492	$0.214
Discontinued operations, net	0.001	0.003
Net income per Unit – basic	$0.493	$0.217
Net income per Unit – diluted:
Income from continuing operations available to Units	$0.488	$0.213
Discontinued operations, net	0.001	0.003
Net income per Unit – diluted	$0.489	$0.216

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the quarters ended March 31, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the quarters ended March 31, 2015 and 2014 met the new criteria for reporting discontinued operations. See Note 2 for further discussion.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during each of the quarters ended March 31, 2015 and 2014 (amounts in thousands).

	Quarter Ended March 31,
	2015	2014
REVENUES
Rental income	$161	$1,023
Total revenues	161	1,023

EXPENSES (1)
Property and maintenance	(67)	48
Real estate taxes and insurance	52	13
General and administrative	6	5
Total expenses	(9)	66

Discontinued operating income	170	957

Interest and other income	49	35
Income and other tax (expense) benefit	(15)	(11)

Discontinued operations	204	981
Net gain on sales of discontinued operations	—	71

Discontinued operations, net	$204	$1,052

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2015. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the quarter ended March 31, 2015, the Company recorded a reduction to the reserve of approximately $1.0 million, resulting in a total reserve of approximately $5.0 million at March 31, 2015. While no assurances can be given, the Company does not believe that the ultimate resolution of these litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2015, the Company has 15 consolidated projects (including Prism at Park Avenue South in New York City, which the Company is jointly developing with Toll Brothers as discussed below) totaling 5,273 apartment units in various stages of development with commitments to fund of approximately $1.3 billion and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of March 31, 2015, the Company has two completed unconsolidated development projects that are stabilized. Both projects were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the master condominium association has been legally established, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2015, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $339.4 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

13.	Reportable Segments
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the chief operating decision maker. The chief operating decision maker decides how resources are allocated and assesses performance on a recurring basis at least quarterly.

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments located in its core markets represent its reportable segments (with the aggregation of Los Angeles, Orange County and San Diego into the Southern California reportable segment). The Company's operating segments located in its non-core markets that are not material have also been aggregated in the tables presented below.

The Company’s fee and asset management and development (including its partially owned properties) activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2015 and 2014, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2015 and 2014, respectively, as well as total assets and capital expenditures at March 31, 2015 (amounts in thousands):

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$64,033	$22,541	$41,492	$61,907	$22,129	$39,778
Denver	28,997	7,460	21,537	26,612	7,461	19,151
New York	116,070	46,113	69,957	111,186	45,834	65,352
San Francisco	89,850	27,103	62,747	81,261	26,609	54,652
Seattle	40,390	12,667	27,723	37,621	12,734	24,887
South Florida	49,302	17,968	31,334	46,896	17,525	29,371
Southern California	105,193	34,126	71,067	99,776	33,545	66,231
Washington D.C.	112,627	38,539	74,088	111,804	37,809	73,995
Non-core	25,572	10,027	15,545	24,731	9,814	14,917
Total same store	632,034	216,544	415,490	601,794	213,460	388,334

Non-same store/other (2) (3)
Boston	922	229	693	1,028	210	818
Seattle	4,579	1,298	3,281	107	146	(39)
South Florida	1,932	675	1,257	803	454	349
Southern California	17,777	6,528	11,249	8,905	3,690	5,215
Washington D.C.	5,408	1,653	3,755	3,507	1,441	2,066
Other (3)	1,954	5,509	(3,555)	14,581	10,377	4,204
Total non-same store/other	32,572	15,892	16,680	28,931	16,318	12,613

Total	$664,606	$232,436	$432,170	$630,725	$229,778	$400,947

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 97,586 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 and 2015 that do not meet the new discontinued operations criteria.

	Quarter Ended March 31, 2015
	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,908,859	$3,505
Denver	514,958	1,120
New York	4,637,217	3,797
San Francisco	2,700,366	5,638
Seattle	1,088,728	3,524
South Florida	1,126,085	2,942
Southern California	2,787,871	6,020
Washington D.C.	4,250,738	7,113
Non-core	405,017	1,649
Total same store	19,419,839	35,308

Non-same store/other (2) (3)
Boston	47,996	34
Seattle	231,258	466
South Florida	66,906	14
Southern California	845,902	1,163
Washington D.C.	242,360	1,143
Other (3)	2,174,787	42
Total non-same store/other	3,609,209	2,862
Total	$23,029,048	$38,170

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 97,586 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

Note: Markets/Metro Areas aggregated in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston), Orlando and Phoenix.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2015 and 2014, respectively (amounts in thousands):

	Quarter Ended March 31,
	2015	2014
Rental income	$664,606	$630,725
Property and maintenance expense	(124,560)	(125,566)
Real estate taxes and insurance expense	(86,432)	(82,094)
Property management expense	(21,444)	(22,118)
Total operating expenses	(232,436)	(229,778)
Net operating income	$432,170	$400,947

14.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2015, the Company:

•	Acquired one property consisting of 202 apartment units for $130.3 million;

•	Sold one property consisting of 314 apartment units for $49.6 million;

•	Sold a 193,230 square foot office building for approximately $123.3 million which is adjacent to our Longfellow Place property located in Boston and acquired in 1999; and

•	Repaid $300.0 million of 6.584% unsecured notes at maturity.

Other

During the quarters ended March 31, 2015 and 2014, the Company incurred charges of $0.1 million and none, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $0.5 million and $0.5 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $0.6 million and $0.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

Effective January 1, 2015, the Company has revised its executive compensation program. The long-term incentive portion of the revised program will be performance based and determined by the Company’s absolute and relative total shareholder return over a three year performance period.  During the quarter ended March 31, 2015, the Company expensed approximately $2.3 million under the long-term incentive portion of the revised program, of which $0.3 million and $2.0 million was recorded to property management expense and general and administrative expense, respectively.

During the quarter ended March 31, 2014, the Company settled a dispute with the seller/co-developer of a land parcel located in Florida and received $0.5 million, which is included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

▪
We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions or higher than expected operating expenses. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

▪	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

▪	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

▪
Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, increasing portions of single family housing stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

▪	Additional factors as discussed in Part I of the Company’s and the Operating Partnership's Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.
EQR is the general partner of, and as of March 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its core markets. As of March 31, 2015, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityresidential.com. These reports are made available at our website as soon as reasonably practicable after we file them with the SEC. The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

Business Objectives and Operating and Investing Strategies
The Company invests in high quality apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

▪	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

▪	High home ownership costs;

▪	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

▪	Urban core locations with an attractive quality of life leading to high resident demand and retention; and

▪	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. Revenue is maximized by attracting qualified prospects to our properties, cost-effectively converting these prospects into new residents and keeping our residents satisfied so they will renew their leases upon expiration. While we believe that it is our high-quality, well-located assets that bring our customers to us, it is the customer service and superior value provided by our on-site personnel that keeps them renting with us and recommending us to their friends.

We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to sign and renew their leases, review their accounts and make payments, provide feedback and make service requests on-line.

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. The Company may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings.
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 166,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.2 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.5 billion and began approximately $5.5 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 12.2% of our NOI at March 31, 2015) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of March 31, 2015, no single market/metropolitan area accounted for more than 17.6% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining our properties and improvements, equipment and appliances. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was recently named as the 2014 North American Residential – Large Cap Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of approximately 650 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2014 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

During the quarter ended March 31, 2015, the Company acquired one land parcel for $6.0 million and no operating properties. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provides us with a competitive advantage, which was demonstrated in the acquisition of Archstone in 2013. The Company currently budgets consolidated rental acquisitions of approximately $500.0 million during the year ending December 31, 2015 to be funded with proceeds from rental dispositions (see discussion below).

The Company started construction on one project representing 449 apartment units totaling approximately $290.2 million of development costs during the quarter ended March 31, 2015. The Company significantly increased its development starts in 2014 as compared to the past few years, and while construction activity will remain elevated in 2015, starts should return to more normalized levels (approximately $500.0 million on average annually). The Company has budgeted approximately $1.0 billion of combined new apartment construction starts on land currently owned during the years ending December 31, 2015 and 2016, with approximately $450.0 million occurring in 2015 and the balance occurring in 2016. We currently budget spending approximately $625.0 million on development costs during the year ending December 31, 2015. We expect that this capital will be primarily sourced with excess operating cash flow, debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

The Company expects to continue to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and that we can sell them for prices that we believe are favorable. The Company sold three consolidated rental properties consisting of 550 apartment units for $145.4 million during the quarter ended March 31, 2015. The Company currently budgets consolidated rental dispositions of approximately $500.0 million during the year ending December 31, 2015, which includes the Company's three remaining properties in the Orlando market.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In June 2014, the Company completed a $450.0 million unsecured five year note offering with a coupon of 2.375% and an all-in effective interest rate of approximately 2.52% as well as a $750.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.57%. The Company used the proceeds from these offerings to repay its $750.0 million unsecured term loan facility that was scheduled to mature on January 11, 2015 and to repay the outstanding balance on its revolving credit facility. In February 2015, the Company entered into a $500.0 million commercial paper program, which will allow for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program will allow the Company to continue to reduce its already low cost of capital and expect to use the program to replace a portion of the amount that we would otherwise have outstanding under our revolving line of credit. The Company has budgeted $950.0 million of secured or unsecured debt offerings during 2015, excluding usage of the commercial paper program.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and commercial paper program, debt offerings and disposition proceeds for 2015 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2015. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Longer term, reductions in GSE lending are not currently anticipated, although there can be no assurances that the GSEs' regulator will not mandate reductions in volume or increases in loan pricing in the future. Such reductions in GSE volume or increases in GSE loan pricing could provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners that are more reliant on the GSEs while the Company continues to have access to cheaper capital in the public and private debt and equity markets. Over time, we expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.
We expect continued growth in revenue (anticipated 2015 same store increase ranging from 4.3% to 4.7%, which is an increase over the original guidance range of 3.75% to 4.50% that we provided in February 2015) and NOI (anticipated 2015 same store NOI increase ranging from 4.8% to 5.8%, which is an increase over the original guidance range of 4.0% to 5.0% that we provided in February 2015) and are optimistic that the strong demand and continued strength in occupancy levels experienced thus far in 2015 will continue for the rest of the year. In addition, improving labor markets, robust household formation and declining single family home ownership levels should keep demand for rental housing high and produce above trend growth for 2015.

All of our markets are generally performing well, except for Washington D.C. As noted above, demand for our apartments has been strong, with high occupancy and low turnover due in part to declines in move outs to buy new homes. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected and only minimal impact on rents at nearby stabilized assets. During 2015, we currently anticipate three groupings of same store revenue growth, with San Francisco, Seattle, Denver, Los Angeles, South Florida and Orange County producing 5% or higher, New York, San Diego and Boston producing 3% to 5% (although Boston might be in the high 2% range) and Washington D.C. producing flat to slightly positive growth, with a possibility of achieving up to 1% growth after a year of negative same store revenue results in 2014. Washington D.C., which is our largest market, has seen record absorption despite anemic job growth in 2014 and thus far in 2015. We expect slow improvement in the Washington D.C. market over the course of 2015 as compared to the negative same store revenue performance in 2014, but growth will still lag the remainder of the Company's portfolio due to continuing substantial deliveries of new supply in the market combined with modest job growth due to weakness in government hiring and spending. Despite the issues noted in Washington D.C., our business in general continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2015 same store expenses will increase 2.5% to 3.5%, with increases in real estate taxes expected to approximate 5.1% for the full year 2015. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the continued burn off of 421a tax abatements in New York City. We expect full year utility costs to decline approximately 1.0% due to significant declines in natural gas, electricity and heating oil, partially offset by higher costs for water, sewer and trash. With an improving labor market and the staffing of Archstone properties fully optimized, we anticipate same store payroll costs to grow 2.0% to 3.0% in 2015 over 2014.

We believe that the Company is well-positioned as of March 31, 2015 because our properties are geographically diverse, are approximately 95.5% occupied (96.1% on a same store basis) and the long-term demographic picture is positive. We believe certain market areas, especially Washington D.C., downtown Boston and Cambridge and Seattle, will see substantial near term multifamily supply; yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry/core markets and primarily sell properties in our low barrier to entry/non-core markets during the quarter ended March 31, 2015 as follows:

▪
Sold three consolidated apartment properties consisting of 550 apartments units for $145.4 million at a weighted average cap rate (see definition below) of 5.3% generating an unlevered internal rate of return ("IRR"), inclusive of indirect management costs, of 11.9%.

The Company's primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less direct property operating expenses (including real estate taxes and insurance) as well as an allocation of indirect property management costs. The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company's apartment communities. The cap rate is generally the first year NOI yield (net of replacements) on the Company's investment.

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2015 and 2014 (the “First Quarter 2015 Same Store Properties”), which represented 97,586 apartment units, impacted the Company's results of operations. The First Quarter 2015 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2015:

	Quarter Ended
	March 31, 2015
	Properties	Apartment Units
Same Store Properties at December 31, 2014	365	97,911
2013 acquisitions, excluding Archstone	1	322
2015 dispositions	(3)	(550)
Lease-up properties stabilized	1	188
Properties removed from same store (1)	(1)	(285)
Same Store Properties at March 31, 2015	363	97,586

	Quarter Ended
	March 31, 2015
	Properties	Apartment Units
Same Store	363	97,586

Non-Same Store:
2014 acquisitions	4	1,011
2014 acquisitions not yet stabilized (2)	2	342
2013 acquisitions not yet stabilized (2)	2	613
2013 acquisitions not managed by the Company (3)	3	853
2013 acquisitions not consolidated	1	336
Lease-up properties not yet stabilized (2)	10	2,703
Properties removed from same store (1)	1	285
Other	1	1
Total Non-Same Store	24	6,144
Military Housing (not consolidated)	2	5,063
Total Properties and Apartment Units	389	108,793

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Represents one property containing 285 apartment units which was removed from the same store portfolio due to a major renovation in which significant portions of the property are being taken offline for extended time periods. As of March 31, 2015, the property had 74 apartment units removed from service and an occupancy of only 69.8%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

(3)
Includes three properties containing 853 apartment units acquired on February 27, 2013 in conjunction with the acquisition of Archstone that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2015 and 2014. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2015 to the quarter ended March 31, 2014

For the quarter ended March 31, 2015, the Company reported diluted earnings per share/unit of $0.49 compared to $0.22 per share/unit in the same period of 2014. The difference is primarily due to approximately $79.9 million in higher gains on property sales in 2015 vs. 2014.

For the quarter ended March 31, 2015, income from continuing operations increased approximately $108.3 million when compared to the quarter ended March 31, 2014. The increase in continuing operations is discussed below.

Revenues from the First Quarter 2015 Same Store Properties increased $30.2 million primarily as a result of an increase in average rental rates charged to residents, higher occupancy and a decrease in turnover. Expenses from the First Quarter 2015 Same Store Properties increased $3.1 million primarily due to increases in real estate taxes, repairs and maintenance expenses and on-site payroll costs, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the First Quarter 2015 Same Store Properties:

First Quarter 2015 vs. First Quarter 2014
Same Store Results/Statistics for 97,586 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2015	$632,034	$216,544	$415,490	$2,252	95.9%	11.2%
Q1 2014	$601,794	$213,460	$388,334	$2,164	95.1%	11.3%
Change	$30,240	$3,084	$27,156	$88	0.8%	(0.1%)
Change	5.0%	1.4%	7.0%	4.1%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the First Quarter 2015 Same Store Properties:

First Quarter 2015 vs. First Quarter 2014
Same Store Operating Expenses for 97,586 Same Store Apartment Units
$ in thousands

	Actual Q1 2015	Actual Q1 2014	$ Change	% Change	% of Actual Q1 2015 Operating Expenses
Real estate taxes	$75,356	$71,697	$3,659	5.1%	34.8%
On-site payroll (1)	45,491	43,684	1,807	4.1%	21.0%
Utilities (2)	32,688	37,622	(4,934)	(13.1%)	15.1%
Repairs and maintenance (3)	26,334	24,218	2,116	8.7%	12.2%
Property management costs (4)	18,961	18,054	907	5.0%	8.7%
Insurance	5,405	6,050	(645)	(10.7%)	2.5%
Leasing and advertising	2,587	2,511	76	3.0%	1.2%
Other on-site operating expenses (5)	9,722	9,624	98	1.0%	4.5%

Same store operating expenses	$216,544	$213,460	$3,084	1.4%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

(5)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the First Quarter 2015 Same Store Properties:

	Quarter Ended March 31,
	2015	2014
	(Amounts in thousands)
Operating income	$218,171	$199,259
Adjustments:
Non-same store operating results	(16,680)	(12,613)
Fee and asset management revenue	(1,765)	(2,717)
Fee and asset management expense	1,321	1,662
Depreciation	194,521	185,167
General and administrative	19,922	17,576
Same store NOI	$415,490	$388,334

For properties that the Company acquired prior to January 1, 2014 and expects to continue to own through December 31, 2015, the Company anticipates the following same store results for the full year ending December 31, 2015:

2015 Same Store Assumptions
Physical occupancy	95.9%
Revenue change	4.3% to 4.7%
Expense change	2.5% to 3.5%
NOI change	4.8% to 5.8%
The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2015.

These 2015 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $4.1 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s development properties. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $7.3 million;

▪	Operating properties acquired in 2014 of $4.4 million;

▪	Other miscellaneous properties (including three master-leased properties from the acquisition of Archstone) of $0.3 million; and

▪	Was partially offset by the lost NOI from 2014 and 2015 dispositions and a decrease in operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.6 million or 57.9% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower fees earned on management of the Company's unconsolidated development joint ventures, partially offset by lower expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.7 million or 3.0%. This decrease is primarily attributable to a decrease in payroll-related costs and education/conferences fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $9.4 million or 5.1% primarily as a result of additional depreciation expense on properties acquired in 2014, development properties placed in service and capital expenditures for all properties owned, partially offset by no depreciation or a partial period of depreciation expense during the quarter ended March 31, 2015 for properties sold in 2015 and 2014.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.3 million or 13.3% primarily due to an increase in payroll-related costs, including an additional $2.0 million related to the Company's revised executive compensation program. The Company anticipates that general and administrative expenses will approximate $51.0 million to $53.0 million for the year ending December 31, 2015, excluding approximately $8.0 million in additional costs related to the Company's revised executive compensation program. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations decreased approximately $0.5 million or 80.2% primarily due to the settlement of a dispute with the seller/co-developer of a land parcel during the quarter ended March 31, 2014 that did not reoccur in 2015. The Company anticipates that interest and other income will approximate $0.5 million for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $0.7 million primarily due to a reduction in the reserve for a litigation matter, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities and an increase in property acquisition costs incurred in conjunction with the Company's 2014 and 2015 acquisitions.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $4.6 million or 4.0% primarily as a result of the repayment of $500.0 million of 5.25% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $1.2 billion of unsecured notes that closed in June 2014. During the quarter ended March 31, 2015, the Company capitalized interest costs of approximately $15.3 million as compared to $12.8 million for the quarter ended March 31, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2015 was 4.64% as compared to 4.69% for the quarter ended March 31, 2014. The Company anticipates that interest expense from continuing operations will approximate $442.8 million to $455.1 million and capitalized interest will approximate $55.0 million to $61.0 million for the year ending December 31, 2015. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.2 million or 82.1% primarily due to the timing of all other taxes. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities increased by $4.4 million primarily due to a partial litigation settlement received by the Company's joint ventures with AVB, partially offset by certain indirect costs incurred during the quarter ended March 31, 2015 by the Company's joint ventures with AVB that did not occur during the quarter ended March 31, 2014.

Net gain on sales of real estate properties increased approximately $80.0 million as a result of the sale of three consolidated apartment properties during the quarter ended March 31, 2015 that did not meet the new criteria for reporting discontinued operations as compared to no property sales during the quarter ended March 31, 2014. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Net loss on sales of land parcels was consistent between the periods under comparison.

Discontinued operations, net decreased approximately $0.8 million or 80.6% between the periods under comparison. This decrease is primarily due to the Company's adoption of the new discontinued operations standard effective January 1, 2014. None of the properties sold during the quarters ended March 31, 2015 and 2014 met the new criteria for reporting discontinued operations and as a result, the amounts included in discontinued operations for the quarters ended March 31, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2015, the Company had approximately $40.1 million of cash and cash equivalents and it had $2.12 billion available under its revolving credit facility (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2015 was approximately

$49.4 million and the amount available on its revolving credit facility was $1.986 billion (net of $43.3 million which was restricted/dedicated to support letters of credit, net of $130.0 million outstanding on the revolving credit facility and net of $340.9 million outstanding on the commercial paper program).
During the quarter ended March 31, 2015, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of three consolidated properties, receiving net proceeds of approximately $142.9 million;

▪
Received approximately $19.0 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and a partial litigation settlement received by the Residual JV; and

▪
Issued approximately 0.8 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $34.1 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2015, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

▪	Acquire one land parcel for approximately $6.7 million;

▪	Invest $146.2 million primarily in development projects;

▪	Repay $124.1 million of mortgage loans; and

▪	Repurchase and retire 196,400 Series K Preferred Shares for total cash consideration of approximately $12.7 million, inclusive of $0.1 million of prorated dividends (See Note 3).

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through April 30, 2015, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. As of April 30, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of March 31, 2015 are as follows:

Debt Summary as of March 31, 2015
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,957,876	45.7%	4.13%	7.4
Unsecured	5,901,632	54.3%	4.68%	7.2
Total	$10,859,508	100.0%	4.43%	7.3

Fixed Rate Debt:
Secured – Conventional	$4,221,811	38.9%	4.73%	5.8
Unsecured – Public	4,974,750	45.8%	5.39%	8.1
Fixed Rate Debt	9,196,561	84.7%	5.08%	7.1

Floating Rate Debt:
Secured – Conventional	7,985	0.1%	0.11%	18.8
Secured – Tax Exempt	728,080	6.7%	0.63%	16.0
Unsecured – Public (2)	456,056	4.2%	0.89%	4.3
Unsecured – Revolving Credit Facility	130,000	1.2%	1.02%	3.0
Unsecured – Commercial Paper Program	340,826	3.1%	0.53%	(3)

Floating Rate Debt	1,662,947	15.3%	0.77%	8.5
Total	$10,859,508	100.0%	4.43%	7.3

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2015.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of March 31, 2015, the weighted average maturity on the Company's outstanding commercial paper was 14 days.
Note: The Company capitalized interest of approximately $15.3 million and $12.8 million during the quarters ended March 31, 2015 and 2014, respectively.
Note: The Company recorded approximately $0.5 million and $1.1 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the quarters ended March 31, 2015 and 2014, respectively.

Debt Maturity Schedule as of March 31, 2015
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2015	$344,995	$340,900	(2)	$685,895	6.3%	6.43%	3.53%
2016	1,132,141	—		1,132,141	10.4%	5.31%	5.31%
2017	1,346,252	456		1,346,708	12.4%	6.16%	6.16%
2018	83,854	227,659	(3)	311,513	2.9%	5.61%	2.17%
2019	806,113	477,204		1,283,317	11.8%	5.48%	3.75%
2020	1,678,020	809		1,678,829	15.5%	5.49%	5.49%
2021	1,194,624	856		1,195,480	11.0%	4.63%	4.63%
2022	228,273	905		229,178	2.1%	3.16%	3.17%
2023	1,331,497	956		1,332,453	12.3%	3.74%	3.74%
2024	2,497	1,011		3,508	0.0%	4.97%	5.14%
2025+	1,022,417	673,977		1,696,394	15.6%	4.97%	3.16%
Premium/(Discount)	25,878	(61,786)		(35,908)	(0.3%)	N/A	N/A
Total	$9,196,561	$1,662,947		$10,859,508	100.0%	5.12%	4.41%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2015.

(2)	Represents the principal outstanding on the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million on the program subject to market conditions.

(3)
Includes $130.0 million outstanding on the Company's unsecured revolving credit facility. As of March 31, 2015, there was approximately $1.986 billion available on this facility (net of $43.3 million which was restricted/dedicated to support letters of credit, net of the $130.0 million outstanding on the revolving credit facility and net of $340.9 million outstanding on the commercial paper program).

The following table provides a summary of the Company’s unsecured debt as of March 31, 2015:

Unsecured Debt Summary as of March 31, 2015
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.584%	04/13/15		$300,000	$—	$300,000
	5.125%	03/15/16		500,000	(49)	499,951
	5.375%	08/01/16		400,000	(247)	399,753
	5.750%	06/15/17		650,000	(1,144)	648,856
	7.125%	10/15/17		150,000	(165)	149,835
	2.375%	07/01/19	(1)	450,000	(382)	449,618
Fair Value Derivative Adjustments			(1)	(450,000)	382	(449,618)
	4.750%	07/15/20		600,000	(2,404)	597,596
	4.625%	12/15/21		1,000,000	(2,540)	997,460
	3.000%	04/15/23		500,000	(3,560)	496,440
	7.570%	08/15/26		140,000	—	140,000
	4.500%	07/01/44		750,000	(5,141)	744,859
				4,990,000	(15,250)	4,974,750
Floating Rate Notes:
		07/01/19	(1)	450,000	(382)	449,618
Fair Value Derivative Adjustments		07/01/19	(1)	6,438	—	6,438
				456,438	(382)	456,056

Line of Credit and Commercial Paper:
Revolving Credit Facility	LIBOR+1.05%	04/01/18	(2)(3)	130,000	—	130,000
Commercial Paper Program	(4)	(4)	(2)	340,900	(74)	340,826
				470,900	(74)	470,826

Total Unsecured Debt				$5,917,338	$(15,706)	$5,901,632

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (1.05% as of March 31, 2015) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of March 31, 2015, there was approximately $1.986 billion available on this facility (net of $43.3 million which was restricted/dedicated to support letters of credit, net of the $130.0 million outstanding on the revolving credit facility and net of $340.9 million outstanding on the commercial paper program).

(4)
Represents the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.53% for the quarter ended March 31, 2015 and a weighted average maturity of 14 days as of March 31, 2015.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2015 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of March 31, 2015
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,957,876	45.7%
Unsecured Debt			5,901,632	54.3%
Total Debt			10,859,508	100.0%	26.9%
Common Shares (includes Restricted Shares)	363,968,420	96.2%
Units (includes OP Units and Restricted Units)	14,477,945	3.8%
Total Shares and Units	378,446,365	100.0%
Common Share Price at March 31, 2015	$77.86
			29,465,834	99.9%
Perpetual Preferred Equity (see below)			40,180	0.1%
Total Equity			29,506,014	100.0%	73.1%
Total Market Capitalization			$40,365,522		100.0%

Equity Residential
Perpetual Preferred Equity as of March 31, 2015
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K (1)	12/10/26	803,600	$40,180	$4.145	$3,331
Total Perpetual Preferred Equity		803,600	$40,180		$3,331

(1)
Effective January 26, 2015, the Company repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preferred Shares.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2015 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of March 31, 2015
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,957,876	45.7%
Unsecured Debt		5,901,632	54.3%
Total Debt		10,859,508	100.0%	26.9%
Total outstanding Units	378,446,365
Common Share Price at March 31, 2015	$77.86
		29,465,834	99.9%
Perpetual Preference Units (see below)		40,180	0.1%
Total Equity		29,506,014	100.0%	73.1%
Total Market Capitalization		$40,365,522		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of March 31, 2015
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K (1)	12/10/26	803,600	$40,180	$4.145	$3,331
Total Perpetual Preference Units		803,600	$40,180		$3,331

(1)
Effective January 26, 2015, the Operating Partnership repurchased and retired 196,400 Series K Preference Units with a par value of $9.82 million for total cash consideration of approximately $12.7 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preference Units.

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under the Company’s revolving credit facility and commercial paper program. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company expects the 2015 annual dividend payout will be $2.21 per share and the Company intends to pay four quarterly dividends of $0.5525 per share in 2015. All future dividends remain subject to the discretion of the Board of Trustees. The above assumption is based on current expectations and is forward-looking. While our current dividend policy makes it less likely we will over-distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2015 operating cash flow will be sufficient to cover capital expenditures and distributions.

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $27.8 billion in investment in real estate on the Company’s balance sheet at March 31, 2015, $19.5 billion or 70.2% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

As of April 30, 2015, ERPOP’s long-term credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt was A-, Baa1 (positive outlook) and A-, respectively. As of April 30, 2015, EQR’s long-term equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity was BBB, Baa2 (positive outlook) and BBB, respectively. The long-term credit ratings listed above reflect the one-level upgrades by S&P and Fitch effective April 30, 2015 and April 28, 2015, respectively. As a result of the S&P upgrade, the interest rate spread on advances under the Company's revolving credit facility was lowered from 1.05% down to 0.95% effective April 30, 2015. As of April 30, 2015, ERPOP's short-term credit ratings from S&P, Moody’s and Fitch for its outstanding commercial paper was A-2, P-2 and F-2, respectively. EQR does not have short-term credit ratings.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (1.05% as of March 31, 2015; lowered to 0.95% effective April 30, 2015) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.

As of April 30, 2015, the amount outstanding on the revolving credit facility was $431.0 million and the amount available was $1.527 billion (net of $42.3 million which was restricted/dedicated to support letters of credit, net of the $431.0 million outstanding on the revolving credit facility and net of $500.0 million outstanding on the commercial paper program). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of April 30, 2015, the amount outstanding on the commercial paper program was $500.0 million. The notes bear interest at various floating rates with a weighted average of 0.61% and a weighted average maturity of 25 days, both as of April 30, 2015.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2015.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:

▪	Replacements (inside the apartment unit). These include:

▪	flooring such as carpets, hardwood, vinyl or tile;

▪	appliances;

▪	mechanical equipment such as individual furnace/air units, hot water heaters, etc;

▪	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and

▪	blinds.
All replacements are depreciated over a five to ten-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual apartment units and the repair of any replacement item noted above.

▪	Building improvements (outside the apartment unit). These include:

▪	roof replacement and major repairs;

▪	paving or major resurfacing of parking lots, curbs and sidewalks;

▪	amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;

▪	major building mechanical equipment systems;

▪	interior and exterior structural repair and exterior painting and siding;

▪	major landscaping and grounds improvement; and

▪	vehicles and office and maintenance equipment.
All building improvements are depreciated over a five to fifteen-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.
For the quarter ended March 31, 2015, our actual improvements to real estate totaled approximately $38.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Quarter Ended March 31, 2015

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	97,586	$21,633	$222	$13,675	$140	$35,308	$362
Non-Same Store Properties (5)	4,863	67	14	2,753	577	2,820	591
Other (6)	—	23		19		42
Total	102,449	$21,723		$16,447		$38,170

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,063 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $13.1 million spent in the first quarter of 2015 on apartment unit renovations/rehabs (primarily kitchens and baths) on 1,432 same store apartment units (equating to approximately $9,100 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2014 and 2015, plus any properties in lease-up and not stabilized as of January 1, 2014. Per apartment unit amounts are based on a weighted average of 4,775 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

For 2015, the Company estimates that it will spend approximately $1,850 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,250 per apartment unit excluding apartment unit renovation/rehab costs on its same store properties. In 2015, the Company expects to spend approximately $60.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $9,000 per apartment unit rehabbed. These anticipated amounts represent an increase in the cost per unit over 2014, which is primarily driven by increases in planned renovation/rehab efforts in 2015 with plans to continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the quarter ended March 31, 2015, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.5 million. The Company expects to fund approximately $4.0 million in total non-real estate capital additions for the remainder of 2015. The above assumption is based on current expectations and is forward-looking.

Capital expenditures to real estate and non-real estate capital additions are generally funded from net cash provided by operating activities and from investment cash flow.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates or manage commodity prices in the daily operations of the business.

The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives it currently has in place.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2015.

Other

Total distributions paid in April 2015 amounted to $209.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures, some of which were acquired in the acquisition of Archstone on February 27, 2013. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its other consolidated operating and/or other activities.

Operating Properties

On February 27, 2013, in conjunction with the acquisition of Archstone, the Company acquired an interest in the Waterton Tenside joint venture. This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.8 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in each of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project was completed and stabilized during the quarter ended March 31, 2015. Total project costs were approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $96.8 million; the loan bears interest at 5.75% and matures January 1, 2022.

While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and had given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a three property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the quarter ended March 31, 2015, the Company received approximately $19.0 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and a partial litigation settlement received by the Residual JV. The Company's pro rata share of the distributions related to the winddown of the German dispositions that occurred in 2014 was approximately $2.0 million during the quarter ended March 31, 2015 and $100.5 million cumulatively since the acquisition of Archstone. The Company's pro rata share of the proceeds related to the sale of certain remaining assets owned by the Residual JV and the partial litigation settlement received by the Residual JV were approximately $10.4 million and $6.6 million, respectively.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At March 31, 2015, the remaining preferred interests had an aggregate liquidation value of $72.6 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of March 31, 2015, the Company has 15 consolidated projects (including Prism at Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 5,273 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed consolidated and unconsolidated development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership's Annual Report on Form 10-K. See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

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

The Company has identified five significant accounting policies as critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The five critical accounting policies are:

Acquisition of Investment Properties

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investments in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Depreciation of Investment in Real Estate

The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 15-year estimated useful life and both the furniture, fixtures and equipment and replacement components over a 5-year to 10-year estimated useful life, all of which are judgmental determinations.

Cost Capitalization
See the Capitalization of Fixed Assets and Improvements to Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Company capitalizes an allocation of the payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of major capital and/or renovation projects. These costs are reflected on the balance sheets as increases to depreciable property.

For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheets as construction-in-progress for each specific property. The Company expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovations at selected properties when additional incremental employees are hired.

During the quarters ended March 31, 2015 and 2014, the Company capitalized $6.2 million and $5.6 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

Funds From Operations and Normalized Funds From Operations

For the quarter ended March 31, 2015, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $33.7 million, or 12.7%, and $33.3 million, or 12.6%, respectively, as compared to the quarter ended March 31, 2014.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2015 and 2014:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Quarter Ended March 31,
	2015	2014
Net income	$190,224	$82,732
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(643)	(504)
Preferred/preference distributions	(891)	(1,036)
Premium on redemption of Preferred Shares/Preference Units	(2,789)	—
Net income available to Common Shares and Units / Units	185,901	81,192

Adjustments:
Depreciation	194,521	185,167
Depreciation – Non-real estate additions	(1,261)	(1,188)
Depreciation – Partially Owned Properties	(1,079)	(1,068)
Depreciation – Unconsolidated Properties	1,228	1,603
Net (gain) on sales of real estate properties	(79,951)	—
Discontinued operations:
Net (gain) on sales of discontinued operations	—	(71)
FFO available to Common Shares and Units / Units (1) (3) (4)	299,359	265,635
Adjustments:
Asset impairment and valuation allowances	—	—
Property acquisition costs and write-off of pursuit costs	(4,825)	474
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	1,473	—
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	1,658	9
Other miscellaneous non-comparable items	1,337	(463)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$299,002	$265,655

FFO (1) (3)	$303,039	$266,671
Preferred/preference distributions	(891)	(1,036)
Premium on redemption of Preferred Shares/Preference Units	(2,789)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$299,359	$265,635

Normalized FFO (2) (3)	$299,893	$266,691
Preferred/preference distributions	(891)	(1,036)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$299,002	$265,655

(1)
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales and impairment write-downs of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:

▪	the impact of any expenses relating to non-operating asset impairment and valuation allowances;

▪	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs;

▪
gains and losses from early debt extinguishment, including prepayment penalties, preferred share/preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

▪	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and

▪	other miscellaneous non-comparable items.

(3)
The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The Company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Company’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP. Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity. The Company’s calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

(4)
FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units are calculated on a basis consistent with net income available to Common Shares / Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares/preference units in accordance with accounting principles generally accepted in the United States. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests – Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership's market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and the Operating Partnership do not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2015 - Equity Residential

During the quarter ended March 31, 2015, EQR issued 154,050 Common Shares in exchange for 154,050 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 6, 2015	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2015	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 6, 2015	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2015	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX
The exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file numbers for our Exchange Act filings referenced below are 1-12252 (Equity Residential) and 0-24920 (ERP Operating Limited Partnership).

Exhibit	Description	Location

10.1*	Form of 2015 Performance Award Agreement.	Attached herein.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1
Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.
Attached herein.

32.2	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

32.3
ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.
Attached herein.

32.4
ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.