Form 10-Q
period 2015-06-30
ERP OPERATING LTD PARTNERSHIP; EQUITY RESIDENTIAL
filed 2015-08-06
CIK 931182, 906107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 31, 2015 was 364,082,263.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2015 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of June 30, 2015 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$6,374,779	$6,295,404
Depreciable property	20,290,324	19,851,504
Projects under development	1,240,244	1,343,919
Land held for development	127,559	184,556
Investment in real estate	28,032,906	27,675,383
Accumulated depreciation	(5,736,913)	(5,432,805)
Investment in real estate, net	22,295,993	22,242,578
Cash and cash equivalents	92,109	40,080
Investments in unconsolidated entities	94,718	105,434
Deposits – restricted	103,508	72,303
Escrow deposits – mortgage	52,862	48,085
Deferred financing costs, net	59,605	58,380
Other assets	383,035	383,754
Total assets	$23,081,830	$22,950,614

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,952,579	$5,086,515
Notes, net	5,875,328	5,425,346
Line of credit and commercial paper	—	333,000
Accounts payable and accrued expenses	193,096	153,590
Accrued interest payable	87,131	89,540
Other liabilities	355,632	389,915
Security deposits	76,112	75,633
Distributions payable	209,041	188,566
Total liabilities	11,748,919	11,742,105

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	488,178	500,733
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 803,600 shares issued and outstanding as of June 30, 2015 and 1,000,000 shares issued and outstanding as of December 31, 2014	40,180	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 364,050,890 shares issued and outstanding as of June 30, 2015 and 362,855,454 shares issued and outstanding as of December 31, 2014	3,641	3,629
Paid in capital	8,607,889	8,536,340
Retained earnings	2,012,909	1,950,639
Accumulated other comprehensive (loss)	(163,855)	(172,152)
Total shareholders’ equity	10,500,764	10,368,456
Noncontrolling Interests:
Operating Partnership	221,601	214,411
Partially Owned Properties	122,368	124,909
Total Noncontrolling Interests	343,969	339,320
Total equity	10,844,733	10,707,776
Total liabilities and equity	$23,081,830	$22,950,614

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental income	$1,341,114	$1,280,491	$676,508	$649,766
Fee and asset management	4,369	5,519	2,604	2,802
Total revenues	1,345,483	1,286,010	679,112	652,568

EXPENSES
Property and maintenance	242,565	240,948	118,005	115,382
Real estate taxes and insurance	169,551	165,149	83,119	83,055
Property management	41,962	42,673	20,518	20,555
Fee and asset management	2,595	3,040	1,274	1,378
Depreciation	388,803	375,303	194,282	190,136
General and administrative	35,652	31,328	15,730	13,752
Total expenses	881,128	858,441	432,928	424,258

Operating income	464,355	427,569	246,184	228,310

Interest and other income	6,650	2,637	6,481	2,032
Other expenses	(1,700)	(2,203)	(1,770)	(1,539)
Interest:
Expense incurred, net	(219,417)	(228,973)	(110,795)	(115,924)
Amortization of deferred financing costs	(5,127)	(5,926)	(2,538)	(3,134)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	244,761	193,104	137,562	109,745
Income and other tax (expense) benefit	(369)	(886)	(326)	(646)
Income (loss) from investments in unconsolidated entities	15,429	(9,025)	12,466	(7,616)
Net gain on sales of real estate properties	228,753	14,903	148,802	14,903
Net (loss) gain on sales of land parcels	(1)	794	—	824
Income from continuing operations	488,573	198,890	298,504	117,210
Discontinued operations, net	269	1,562	114	510
Net income	488,842	200,452	298,618	117,720
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(18,413)	(7,535)	(11,354)	(4,442)
Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Net income attributable to controlling interests	468,942	191,825	286,420	112,690
Preferred distributions	(1,724)	(2,072)	(833)	(1,036)
Premium on redemption of Preferred Shares	(2,789)	—	—	—
Net income available to Common Shares	$464,429	$189,753	$285,587	$111,654

Earnings per share – basic:
Income from continuing operations available to Common Shares	$1.28	$0.52	$0.79	$0.31
Net income available to Common Shares	$1.28	$0.53	$0.79	$0.31
Weighted average Common Shares outstanding	363,288	360,641	363,476	360,809

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$1.27	$0.52	$0.78	$0.31
Net income available to Common Shares	$1.27	$0.52	$0.78	$0.31
Weighted average Common Shares outstanding	380,346	376,780	380,491	377,118

Distributions declared per Common Share outstanding	$1.105	$1.00	$0.5525	$0.50

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$488,842	$200,452	$298,618	$117,720
Other comprehensive income (loss):
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(112)	(21,881)	11,676	(9,929)
Losses reclassified into earnings from other comprehensive income	8,911	8,335	4,573	4,206
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the period	(502)	1,718	(82)	1,627
Other comprehensive income (loss)	8,297	(11,828)	16,167	(4,096)
Comprehensive income	497,139	188,624	314,785	113,624
Comprehensive (income) attributable to Noncontrolling Interests	(20,219)	(8,175)	(12,817)	(4,873)
Comprehensive income attributable to controlling interests	$476,920	$180,449	$301,968	$108,751

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488,842	$200,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	388,803	375,303
Amortization of deferred financing costs	5,127	5,926
Amortization of above/below market leases	1,691	1,530
Amortization of discounts and premiums on debt	(5,611)	(5,876)
Amortization of deferred settlements on derivative instruments	8,751	8,068
Write-off of pursuit costs	1,651	1,492
(Income) loss from investments in unconsolidated entities	(15,429)	9,025
Distributions from unconsolidated entities – return on capital	2,193	2,390
Net (gain) on sale of investment securities	(387)	(57)
Net (gain) on sales of real estate properties	(228,753)	(14,903)
Net loss (gain) on sales of land parcels	1	(794)
Net (gain) on sales of discontinued operations	—	(224)
Unrealized loss (gain) on derivative instruments	51	(90)
Compensation paid with Company Common Shares	24,017	21,905
Changes in assets and liabilities:
(Increase) in deposits – restricted	(288)	(1,820)
(Increase) decrease in mortgage deposits	(382)	187
(Increase) in other assets	(4,553)	(7,745)
Increase in accounts payable and accrued expenses	22,350	38,951
(Decrease) increase in accrued interest payable	(2,409)	80
(Decrease) in other liabilities	(11,097)	(17,237)
Increase in security deposits	479	2,916
Net cash provided by operating activities	675,047	619,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(136,995)	(265,466)
Investment in real estate – development/other	(324,343)	(245,657)
Capital expenditures to real estate	(81,962)	(76,912)
Non-real estate capital additions	(1,955)	(1,818)
Interest capitalized for real estate and unconsolidated entities under development	(30,432)	(25,037)
Proceeds from disposition of real estate, net	379,863	48,359
Investments in unconsolidated entities	(4,786)	(9,554)
Distributions from unconsolidated entities – return of capital	26,147	64,669
Proceeds from sale of investment securities	387	57
(Increase) decrease in deposits on real estate acquisitions and investments, net	(31,247)	20,979
(Increase) decrease in mortgage deposits	(226)	760
Net cash (used for) investing activities	(205,549)	(489,620)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,352)	$(10,881)
Mortgage deposits	(4,169)	(3,580)
Mortgage notes payable:
Lump sum payoffs	(121,488)	(3,064)
Scheduled principal repayments	(5,028)	(6,000)
Notes, net:
Proceeds	746,391	1,194,277
Lump sum payoffs	(300,000)	(750,000)
Line of credit and commercial paper:
Line of credit proceeds	3,553,000	3,374,000
Line of credit repayments	(3,886,000)	(3,489,000)
Commercial paper proceeds	2,266,924	—
Commercial paper repayments	(2,267,500)	—
(Payments on) settlement of derivative instruments	(13,938)	(733)
Proceeds from Employee Share Purchase Plan (ESPP)	2,610	2,218
Proceeds from exercise of options	33,984	25,685
Common Shares repurchased and retired	—	(1,777)
Redemption of Preferred Shares	(9,820)	—
Premium on redemption of Preferred Shares	(2,789)	—
Payment of offering costs	(40)	—
Other financing activities, net	(33)	(33)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(5,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684
Contributions – Noncontrolling Interests – Operating Partnership	1	3
Distributions:
Common Shares	(382,441)	(414,843)
Preferred Shares	(1,724)	(2,072)
Noncontrolling Interests – Operating Partnership	(15,062)	(16,405)
Noncontrolling Interests – Partially Owned Properties	(3,995)	(5,239)
Net cash (used for) financing activities	(417,469)	(107,261)
Net increase in cash and cash equivalents	52,029	22,598
Cash and cash equivalents, beginning of period	40,080	53,534
Cash and cash equivalents, end of period	$92,109	$76,132

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$218,965	$226,785
Net cash paid for income and other taxes	$895	$843
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,420)	$(7,011)
Notes, net	$1,233	$1,135
Line of credit and commercial paper	$576	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(160)	$(267)
Accumulated other comprehensive income	$8,911	$8,335
Write-off of pursuit costs:
Investment in real estate, net	$1,260	$1,435
Deposits – restricted	$330	$—
Other assets	$61	$57
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(16,767)	$7,354
Other liabilities	$1,338	$1,671
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,125	$2,285
Other liabilities	$68	$105
Unrealized loss (gain) on derivative instruments:
Other assets	$(3,873)	$10,611
Notes, net	$2,358	$1,452
Other liabilities	$1,678	$9,728
Accumulated other comprehensive income	$(112)	$(21,881)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(30,432)	$(25,002)
Investments in unconsolidated entities	$—	$(35)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,291)	$(2,354)
Other liabilities	$(3,495)	$(7,200)
Other:
Foreign currency translation adjustments	$502	$(1,718)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2015
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(9,820)
Balance, end of period	$40,180

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,629
Conversion of OP Units into Common Shares	2
Exercise of share options	8
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,641

PAID IN CAPITAL
Balance, beginning of year	$8,536,340
Common Share Issuance:
Conversion of OP Units into Common Shares	4,117
Exercise of share options	33,976
Employee Share Purchase Plan (ESPP)	2,610
Conversion of restricted shares to restricted units	(70)
Share-based employee compensation expense:
Restricted shares	10,343
Share options	2,028
ESPP discount	533
Offering costs	(40)
Supplemental Executive Retirement Plan (SERP)	(2,227)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	13,966
Adjustment for Noncontrolling Interests ownership in Operating Partnership	6,313
Balance, end of period	$8,607,889

RETAINED EARNINGS
Balance, beginning of year	$1,950,639
Net income attributable to controlling interests	468,942
Common Share distributions	(402,159)
Preferred Share distributions	(1,724)
Premium on redemption of Preferred Shares – cash charge	(2,789)
Balance, end of period	$2,012,909

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2015
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(112)
Losses reclassified into earnings from other comprehensive income	8,911
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(502)
Balance, end of period	$(163,855)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$214,411
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,119)
Conversion of restricted shares to restricted units	70
Equity compensation associated with Noncontrolling Interests	16,368
Net income attributable to Noncontrolling Interests	18,413
Distributions to Noncontrolling Interests	(15,819)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(1,411)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(6,313)
Balance, end of period	$221,601

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909
Net income attributable to Noncontrolling Interests	1,487
Distributions to Noncontrolling Interests	(4,028)
Balance, end of period	$122,368

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$6,374,779	$6,295,404
Depreciable property	20,290,324	19,851,504
Projects under development	1,240,244	1,343,919
Land held for development	127,559	184,556
Investment in real estate	28,032,906	27,675,383
Accumulated depreciation	(5,736,913)	(5,432,805)
Investment in real estate, net	22,295,993	22,242,578
Cash and cash equivalents	92,109	40,080
Investments in unconsolidated entities	94,718	105,434
Deposits – restricted	103,508	72,303
Escrow deposits – mortgage	52,862	48,085
Deferred financing costs, net	59,605	58,380
Other assets	383,035	383,754
Total assets	$23,081,830	$22,950,614

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,952,579	$5,086,515
Notes, net	5,875,328	5,425,346
Line of credit and commercial paper	—	333,000
Accounts payable and accrued expenses	193,096	153,590
Accrued interest payable	87,131	89,540
Other liabilities	355,632	389,915
Security deposits	76,112	75,633
Distributions payable	209,041	188,566
Total liabilities	11,748,919	11,742,105

Commitments and contingencies

Redeemable Limited Partners	488,178	500,733
Capital:
Partners' Capital:
Preference Units	40,180	50,000
General Partner	10,624,439	10,490,608
Limited Partners	221,601	214,411
Accumulated other comprehensive (loss)	(163,855)	(172,152)
Total partners' capital	10,722,365	10,582,867
Noncontrolling Interests – Partially Owned Properties	122,368	124,909
Total capital	10,844,733	10,707,776
Total liabilities and capital	$23,081,830	$22,950,614

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental income	$1,341,114	$1,280,491	$676,508	$649,766
Fee and asset management	4,369	5,519	2,604	2,802
Total revenues	1,345,483	1,286,010	679,112	652,568

EXPENSES
Property and maintenance	242,565	240,948	118,005	115,382
Real estate taxes and insurance	169,551	165,149	83,119	83,055
Property management	41,962	42,673	20,518	20,555
Fee and asset management	2,595	3,040	1,274	1,378
Depreciation	388,803	375,303	194,282	190,136
General and administrative	35,652	31,328	15,730	13,752
Total expenses	881,128	858,441	432,928	424,258

Operating income	464,355	427,569	246,184	228,310

Interest and other income	6,650	2,637	6,481	2,032
Other expenses	(1,700)	(2,203)	(1,770)	(1,539)
Interest:
Expense incurred, net	(219,417)	(228,973)	(110,795)	(115,924)
Amortization of deferred financing costs	(5,127)	(5,926)	(2,538)	(3,134)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	244,761	193,104	137,562	109,745
Income and other tax (expense) benefit	(369)	(886)	(326)	(646)
Income (loss) from investments in unconsolidated entities	15,429	(9,025)	12,466	(7,616)
Net gain on sales of real estate properties	228,753	14,903	148,802	14,903
Net (loss) gain on sales of land parcels	(1)	794	—	824
Income from continuing operations	488,573	198,890	298,504	117,210
Discontinued operations, net	269	1,562	114	510
Net income	488,842	200,452	298,618	117,720
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Net income attributable to controlling interests	$487,355	$199,360	$297,774	$117,132

ALLOCATION OF NET INCOME:
Preference Units	$1,724	$2,072	$833	$1,036
Premium on redemption of Preference Units	$2,789	$—	$—	$—

General Partner	$464,429	$189,753	$285,587	$111,654
Limited Partners	18,413	7,535	11,354	4,442
Net income available to Units	$482,842	$197,288	$296,941	$116,096

Earnings per Unit – basic:
Income from continuing operations available to Units	$1.28	$0.52	$0.79	$0.31
Net income available to Units	$1.28	$0.53	$0.79	$0.31
Weighted average Units outstanding	376,880	374,377	377,063	374,551

Earnings per Unit – diluted:
Income from continuing operations available to Units	$1.27	$0.52	$0.78	$0.31
Net income available to Units	$1.27	$0.52	$0.78	$0.31
Weighted average Units outstanding	380,346	376,780	380,491	377,118

Distributions declared per Unit outstanding	$1.105	$1.00	$0.5525	$0.50

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$488,842	$200,452	$298,618	$117,720
Other comprehensive income (loss):
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(112)	(21,881)	11,676	(9,929)
Losses reclassified into earnings from other comprehensive income	8,911	8,335	4,573	4,206
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the period	(502)	1,718	(82)	1,627
Other comprehensive income (loss)	8,297	(11,828)	16,167	(4,096)
Comprehensive income	497,139	188,624	314,785	113,624
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Comprehensive income attributable to controlling interests	$495,652	$187,532	$313,941	$113,036

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488,842	$200,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	388,803	375,303
Amortization of deferred financing costs	5,127	5,926
Amortization of above/below market leases	1,691	1,530
Amortization of discounts and premiums on debt	(5,611)	(5,876)
Amortization of deferred settlements on derivative instruments	8,751	8,068
Write-off of pursuit costs	1,651	1,492
(Income) loss from investments in unconsolidated entities	(15,429)	9,025
Distributions from unconsolidated entities – return on capital	2,193	2,390
Net (gain) on sale of investment securities	(387)	(57)
Net (gain) on sales of real estate properties	(228,753)	(14,903)
Net loss (gain) on sales of land parcels	1	(794)
Net (gain) on sales of discontinued operations	—	(224)
Unrealized loss (gain) on derivative instruments	51	(90)
Compensation paid with Company Common Shares	24,017	21,905
Changes in assets and liabilities:
(Increase) in deposits – restricted	(288)	(1,820)
(Increase) decrease in mortgage deposits	(382)	187
(Increase) in other assets	(4,553)	(7,745)
Increase in accounts payable and accrued expenses	22,350	38,951
(Decrease) increase in accrued interest payable	(2,409)	80
(Decrease) in other liabilities	(11,097)	(17,237)
Increase in security deposits	479	2,916
Net cash provided by operating activities	675,047	619,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(136,995)	(265,466)
Investment in real estate – development/other	(324,343)	(245,657)
Capital expenditures to real estate	(81,962)	(76,912)
Non-real estate capital additions	(1,955)	(1,818)
Interest capitalized for real estate and unconsolidated entities under development	(30,432)	(25,037)
Proceeds from disposition of real estate, net	379,863	48,359
Investments in unconsolidated entities	(4,786)	(9,554)
Distributions from unconsolidated entities – return of capital	26,147	64,669
Proceeds from sale of investment securities	387	57
(Increase) decrease in deposits on real estate acquisitions and investments, net	(31,247)	20,979
(Increase) decrease in mortgage deposits	(226)	760
Net cash (used for) investing activities	(205,549)	(489,620)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,352)	$(10,881)
Mortgage deposits	(4,169)	(3,580)
Mortgage notes payable:
Lump sum payoffs	(121,488)	(3,064)
Scheduled principal repayments	(5,028)	(6,000)
Notes, net:
Proceeds	746,391	1,194,277
Lump sum payoffs	(300,000)	(750,000)
Line of credit and commercial paper:
Line of credit proceeds	3,553,000	3,374,000
Line of credit repayments	(3,886,000)	(3,489,000)
Commercial paper proceeds	2,266,924	—
Commercial paper repayments	(2,267,500)	—
(Payments on) settlement of derivative instruments	(13,938)	(733)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,610	2,218
Proceeds from exercise of EQR options	33,984	25,685
OP Units repurchased and retired	—	(1,777)
Redemption of Preference Units	(9,820)	—
Premium on redemption of Preference Units	(2,789)	—
Payment of offering costs	(40)	—
Other financing activities, net	(33)	(33)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(5,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684
Contributions – Limited Partners	1	3
Distributions:
OP Units – General Partner	(382,441)	(414,843)
Preference Units	(1,724)	(2,072)
OP Units – Limited Partners	(15,062)	(16,405)
Noncontrolling Interests – Partially Owned Properties	(3,995)	(5,239)
Net cash (used for) financing activities	(417,469)	(107,261)
Net increase in cash and cash equivalents	52,029	22,598
Cash and cash equivalents, beginning of period	40,080	53,534
Cash and cash equivalents, end of period	$92,109	$76,132

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$218,965	$226,785
Net cash paid for income and other taxes	$895	$843
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,420)	$(7,011)
Notes, net	$1,233	$1,135
Line of credit and commercial paper	$576	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(160)	$(267)
Accumulated other comprehensive income	$8,911	$8,335
Write-off of pursuit costs:
Investment in real estate, net	$1,260	$1,435
Deposits – restricted	$330	$—
Other assets	$61	$57
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(16,767)	$7,354
Other liabilities	$1,338	$1,671
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,125	$2,285
Other liabilities	$68	$105
Unrealized loss (gain) on derivative instruments:
Other assets	$(3,873)	$10,611
Notes, net	$2,358	$1,452
Other liabilities	$1,678	$9,728
Accumulated other comprehensive income	$(112)	$(21,881)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(30,432)	$(25,002)
Investments in unconsolidated entities	$—	$(35)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,291)	$(2,354)
Other liabilities	$(3,495)	$(7,200)
Other:
Foreign currency translation adjustments	$502	$(1,718)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2015
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(9,820)
Balance, end of period	$40,180

GENERAL PARTNER
Balance, beginning of year	$10,490,608
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,119
Exercise of EQR share options	33,984
EQR's Employee Share Purchase Plan (ESPP)	2,610
Conversion of EQR restricted shares to restricted units	(70)
Share-based employee compensation expense:
EQR restricted shares	10,345
EQR share options	2,028
EQR ESPP discount	533
Net income available to Units – General Partner	464,429
OP Units – General Partner distributions	(402,159)
Offering costs	(40)
Supplemental Executive Retirement Plan (SERP)	(2,227)
Change in market value of Redeemable Limited Partners	13,966
Adjustment for Limited Partners ownership in Operating Partnership	6,313
Balance, end of period	$10,624,439

LIMITED PARTNERS
Balance, beginning of year	$214,411
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,119)
Conversion of EQR restricted shares to restricted units	70
Equity compensation associated with Units – Limited Partners	16,368
Net income available to Units – Limited Partners	18,413
Units – Limited Partners distributions	(15,819)
Change in carrying value of Redeemable Limited Partners	(1,411)
Adjustment for Limited Partners ownership in Operating Partnership	(6,313)
Balance, end of period	$221,601

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(112)
Losses reclassified into earnings from other comprehensive income	8,911
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(502)
Balance, end of period	$(163,855)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2015
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909
Net income attributable to Noncontrolling Interests	1,487
Distributions to Noncontrolling Interests	(4,028)
Balance, end of period	$122,368

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
EQR is the general partner of, and as of June 30, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP . EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of June 30, 2015, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 388 properties located in 12 states and the District of Columbia consisting of 108,430 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	361	97,438
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,087
	388	108,430

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2015, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance. The new standard specifically excludes lease contracts. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption will be permitted beginning on January 1, 2017. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In August 2014, the FASB issued a new standard that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. However, to determine the specific disclosures, management will need to assess whether its plans will alleviate substantial doubt. The new standard is effective for the annual period ending after December 15, 2016. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,771 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $122.4 million at June 30, 2015. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $11.1 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2015, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $68.3 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2015 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units (formerly known as Long-Term Incentive Plan (“LTIP”) Units)) for the six months ended June 30, 2015:

2015
Common Shares
Common Shares outstanding at January 1,	362,855,454
Common Shares Issued:
Conversion of OP Units	171,353
Exercise of share options	814,827
Employee Share Purchase Plan (ESPP)	40,873
Restricted share grants, net	169,667
Common Shares Other:
Conversion of restricted shares to restricted units	(1,284)
Common Shares outstanding at June 30,	364,050,890
Units
Units outstanding at January 1,	14,298,691
Restricted units, net	337,505
Conversion of restricted shares to restricted units	1,284
Conversion of OP Units to Common Shares	(171,353)
Units outstanding at June 30,	14,466,127
Total Common Shares and Units outstanding at June 30,	378,517,017
Units Ownership Interest in Operating Partnership	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2015 and December 31, 2014.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2015, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $488.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2015 (amounts in thousands):

2015
Balance at January 1,	$500,733
Change in market value	(13,966)
Change in carrying value	1,411
Balance at June 30,	$488,178
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
The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2015 and December 31, 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	June 30, 2015	December 31, 2014
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 803,600 shares issued and outstanding at June 30, 2015 and 1,000,000 shares issued and outstanding at December 31, 2014 (3)	12/10/26	$4.145	$40,180	$50,000
			$40,180	$50,000

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

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

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2015:

2015
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	377,154,145
Issued to General Partner:
Exercise of EQR share options	814,827
EQR’s Employee Share Purchase Plan (ESPP)	40,873
EQR's restricted share grants, net	169,667
Issued to Limited Partners:
Restricted units, net	337,505
General and Limited Partner Units outstanding at June 30,	378,517,017
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,298,691
Limited Partner restricted units, net	337,505
Conversion of EQR restricted shares to restricted units	1,284
Conversion of Limited Partner OP Units to EQR Common Shares	(171,353)
Limited Partner Units outstanding at June 30,	14,466,127
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of June 30, 2015 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2015 and December 31, 2014.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2015, the Redeemable Limited Partner Units have a redemption value of approximately $488.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2015 (amounts in thousands):

2015
Balance at January 1,	$500,733
Change in market value	(13,966)
Change in carrying value	1,411
Balance at June 30,	$488,178

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2015 and December 31, 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	June 30, 2015	December 31, 2014
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 803,600 units issued and outstanding at June 30, 2015 and 1,000,000 units issued and outstanding at December 31, 2014 (3)	12/10/26	$4.145	$40,180	$50,000
			$40,180	$50,000

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. No shares were repurchased during the six months ended June 30, 2015. As of June 30, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Land	$6,374,779	$6,295,404
Depreciable property:
Buildings and improvements	18,328,935	17,974,337
Furniture, fixtures and equipment	1,446,235	1,365,276
In-Place lease intangibles	515,154	511,891
Projects under development:
Land	406,251	466,764
Construction-in-progress	833,993	877,155
Land held for development:
Land	97,387	145,366
Construction-in-progress	30,172	39,190
Investment in real estate	28,032,906	27,675,383
Accumulated depreciation	(5,736,913)	(5,432,805)
Investment in real estate, net	$22,295,993	$22,242,578

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of June 30, 2015 and December 31, 2014 (amounts in thousands):

Description	Balance Sheet Location	June 30, 2015	December 31, 2014
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(11,185)	(8,913)
Lease intangible assets, net		$168,326	$170,598

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(2,839)	(2,258)
Lease intangible liabilities, net		$4,831	$5,412

During the six months ended June 30, 2015 and 2014, the Company amortized approximately $2.2 million and $2.2 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.5 million and $0.6 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income. During the quarters ended June 30, 2015 and 2014, the Company amortized approximately $1.1 million and $1.1 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.3 million and $0.3 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2015	2016	2017	2018	2019	2020

Ground lease intangibles	$2,161	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(469)	(896)	(540)	(71)	(71)	(71)
Total	$1,692	$3,425	$3,781	$4,250	$4,250	$4,250

During the six months ended June 30, 2015, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	1	202	$130,275
Land Parcel (one)	—	—	5,968
Total	1	202	$136,243

During the six months ended June 30, 2015, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties (1)	6	1,377	$386,662
Total	6	1,377	$386,662

(1) Includes a 193,230 square foot medical office building adjacent to our Longfellow Place property in Boston with a sales price of approximately $123.3 million.

The Company recognized a net gain on sales of real estate properties of approximately $228.8 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcels (two)	—	—	$21,832
Other	—	2	6,000
Total	—	2	$27,832

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	2	522	$104,838
Land Parcels (three)	—	—	29,900
Total	2	522	$134,738

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.    Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2015 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects
	Held for and/or Under Development	Operating	Total	Operating	Total

Total projects (1)	—	19	19	3	3

Total apartment units (1)	—	3,771	3,771	1,281	1,281

Balance sheet information at 6/30/15 (at 100%):
ASSETS
Investment in real estate	$351,977	$686,120	$1,038,097	$290,442	$290,442
Accumulated depreciation	(2,339)	(205,554)	(207,893)	(24,471)	(24,471)
Investment in real estate, net	349,638	480,566	830,204	265,971	265,971
Cash and cash equivalents	—	17,482	17,482	8,793	8,793
Investments in unconsolidated entities	—	50,771	50,771	—	—
Deposits – restricted	11,609	345	11,954	273	273
Deferred financing costs, net	—	1,963	1,963	7	7
Other assets	6,988	25,959	32,947	703	703
Total assets	$368,235	$577,086	$945,321	$275,747	$275,747

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$360,654	$360,654	$175,135	$175,135
Accounts payable & accrued expenses	5,756	1,939	7,695	1,486	1,486
Accrued interest payable	—	1,266	1,266	691	691
Other liabilities	615	819	1,434	325	325
Security deposits	589	2,002	2,591	592	592
Total liabilities	6,960	366,680	373,640	178,229	178,229

Noncontrolling Interests – Partially Owned Properties/Partners' equity	117,350	5,018	122,368	90,878	90,878
Company equity/General and Limited Partners' Capital	243,925	205,388	449,313	6,640	6,640
Total equity/capital	361,275	210,406	571,681	97,518	97,518
Total liabilities and equity/capital	$368,235	$577,086	$945,321	$275,747	$275,747

	Consolidated			Unconsolidated
	Development Projects
	Held for and/or Under Development			Operating

		Operating	Total		Total
Operating information for the six months ended 6/30/15 (at 100%):
Operating revenue	$1,103	$46,071	$47,174	$15,918	$15,918
Operating expenses	851	13,545	14,396	5,388	5,388

Net operating income	252	32,526	32,778	10,530	10,530
Depreciation	2,339	11,073	13,412	6,159	6,159
General and administrative/other	1	41	42	119	119

Operating (loss) income	(2,088)	21,412	19,324	4,252	4,252
Interest and other income	—	5	5	—	—
Other expenses	—	(50)	(50)	—	—
Interest:
Expense incurred, net	—	(7,786)	(7,786)	(4,697)	(4,697)
Amortization of deferred financing costs	—	(177)	(177)	(1)	(1)

(Loss) income before income and other taxes and (loss) from investments in unconsolidated entities	(2,088)	13,404	11,316	(446)	(446)
Income and other tax (expense) benefit	—	(35)	(35)	(18)	(18)
(Loss) from investments in unconsolidated entities	—	(739)	(739)	—	—

Net (loss) income	$(2,088)	$12,630	$10,542	$(464)	$(464)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AvalonBay Communities, Inc. (“AVB”) in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $71.2 million at June 30, 2015. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having an aggregate noncontrolling interest book value of $122.4 million at June 30, 2015. The Company does not have any variable interest entities.

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

On February 27, 2013, in conjunction with the acquisition of Archstone, the Company acquired an interest in the Waterton Tenside joint venture. This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.7 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in each of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project was completed and stabilized during the quarter ended March 31, 2015. Total project costs were approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.

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

Development Project

Prism at Park Ave South – In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the master condominium association has been legally established, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2015, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $342.2 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million. See Note 14 for additional discussion.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a two property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the six months ended June 30, 2015, the Company received approximately $26.1 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and a partial litigation settlement received by the Residual JV. The Company's pro rata share of the distributions related to the winddown of the German dispositions that occurred in 2014 was approximately $2.3 million during the six months ended June 30, 2015 and $100.8 million cumulatively since the acquisition of Archstone. The Company's pro rata share of the proceeds related to the sale of certain remaining assets owned by the Residual JV and the partial litigation settlement received by the Residual JV were approximately $17.2 million and $6.6 million, respectively.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At June 30, 2015, the remaining preferred interests had an aggregate liquidation value of $71.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.    Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Tax-deferred (1031) exchange proceeds	$40,383	$—
Earnest money on pending acquisitions	2,210	580
Restricted deposits on real estate investments	13,605	24,701
Resident security and utility deposits	46,976	46,516
Other	334	506
Totals	$103,508	$72,303

The following table presents the Company’s escrow deposits as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Real estate taxes and insurance	$2,617	$2,235
Replacement reserves	3,657	3,431
Mortgage principal reserves/sinking funds	45,736	41,567
Other	852	852
Totals	$52,862	$48,085

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of June 30, 2015, the Company had outstanding mortgage debt of approximately $5.0 billion.

During the six months ended June 30, 2015, the Company repaid $126.5 million of mortgage loans.

The Company recorded $0.1 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2015 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $1.4 million of write-offs of net unamortized premiums during the six months ended June 30, 2015 as a reduction of interest expense related to debt extinguishment of mortgages.

As of June 30, 2015, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of June 30, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At June 30, 2015, the interest rate range on the Company’s mortgage debt was 0.04% to 7.25%. During the six months ended June 30, 2015, the weighted average interest rate on the Company’s mortgage debt was 4.20%.

Notes

As of June 30, 2015, the Company had outstanding unsecured notes of approximately $5.9 billion.

During the six months ended June 30, 2015, the Company:

▪	Repaid $300.0 million of 6.584% unsecured notes at maturity;

▪
Issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 for further discussion); and

▪	Issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%.

As of June 30, 2015, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045. At June 30, 2015, the interest rate range on the Company’s notes was 2.375% to 7.57%. During the six months ended June 30, 2015, the weighted average interest rate on the Company’s notes was 4.99%.

Line of Credit and Commercial Paper

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.95%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

As of June 30, 2015, the amount available on the revolving credit facility was $2.46 billion (net of $41.7 million which was restricted/dedicated to support letters of credit). During the six months ended June 30, 2015, the weighted average interest rate on the revolving credit facility was 1.06%.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. The notes bear interest at various floating rates with a weighted average of 0.57% for the six months ended June 30, 2015. No amounts were outstanding at June 30, 2015.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured debt (including its line of credit) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its line of credit) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $5.0 billion and $5.9 billion, respectively, at June 30, 2015. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.9 billion (Level 2) and $6.1 billion (Level 2), respectively, at June 30, 2015. The carrying values of the Company's mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.8 billion, respectively, at December 31, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.1 billion (Level 2), respectively, at December 31, 2014. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2015 (dollar amounts are in thousands):

Fair Value Hedges (1)
Current Notional Balance	$450,000
Lowest Possible Notional	$450,000
Highest Possible Notional	$450,000
Lowest Interest Rate	2.375%
Highest Interest Rate	2.375%
Earliest Maturity Date	2019
Latest Maturity Date	2019

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,955	$—	$3,955	$—
Supplemental Executive Retirement Plan	Other Assets	99,641	99,641	—	—
Total		$103,596	$99,641	$3,955	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$99,641	$99,641	$—	$—
Total		$99,641	$99,641	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$488,178	$—	$488,178	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,597	$—	$1,597	$—
Forward Starting Swaps	Other Assets	332	—	332	—
Supplemental Executive Retirement Plan	Other Assets	104,463	104,463	—	—
Total		$106,392	$104,463	$1,929	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$14,104	$—	$14,104	$—
Supplemental Executive Retirement Plan	Other Liabilities	104,463	104,463	—	—
Total		$118,567	$104,463	$14,104	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$500,733	$—	$500,733	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2015 and 2014, respectively (amounts in thousands):

June 30, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,358	Fixed rate debt	Interest expense	$(2,358)
Total		$2,358			$(2,358)

June 30, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,452	Fixed rate debt	Interest expense	$(1,452)
Total		$1,452			$(1,452)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2015 and 2014, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(142)	Interest expense	$(8,911)	Interest expense	$(30)
Total	$(142)		$(8,911)		$(30)

	Effective Portion			Ineffective Portion
June 30, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(21,790)	Interest expense	$(8,335)	Interest expense	$91
Total	$(21,790)		$(8,335)		$91

As of June 30, 2015 and December 31, 2014, there were approximately $163.4 million and $172.2 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at June 30, 2015, the Company may recognize an estimated $23.8 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2016.

In May 2015, the Company paid a net $15.1 million to settle nine forward starting ten-year swaps in conjunction with the issuance of $450.0 million of ten-year fixed rate public notes. The ineffective portion of approximately $30,000 and accrued interest of approximately $1.2 million were recorded as increases to interest expense. The remaining amount of approximately $13.9 million will be deferred as a component of accumulated other comprehensive (loss) and recognized as an increase to interest expense over the first 9 years and 10.5 months of the notes.

10.    Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
Numerator for net income per share – basic:
Income from continuing operations	$488,573	$198,890	$298,504	$117,210
Allocation to Noncontrolling Interests – Operating Partnership, net	(18,403)	(7,475)	(11,350)	(4,422)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Preferred distributions	(1,724)	(2,072)	(833)	(1,036)
Premium on redemption of Preferred Shares	(2,789)	—	—	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	464,170	188,251	285,477	111,164
Discontinued operations, net of Noncontrolling Interests	259	1,502	110	490
Numerator for net income per share – basic	$464,429	$189,753	$285,587	$111,654
Numerator for net income per share – diluted:
Income from continuing operations	$488,573	$198,890	$298,504	$117,210
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Preferred distributions	(1,724)	(2,072)	(833)	(1,036)
Premium on redemption of Preferred Shares	(2,789)	—	—	—
Income from continuing operations available to Common Shares	482,573	195,726	296,827	115,586
Discontinued operations, net	269	1,562	114	510
Numerator for net income per share – diluted	$482,842	$197,288	$296,941	$116,096
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	363,288	360,641	363,476	360,809
Effect of dilutive securities:
OP Units	13,592	13,736	13,587	13,742
Long-term compensation shares/units	3,466	2,403	3,428	2,567
Denominator for net income per share – diluted	380,346	376,780	380,491	377,118
Net income per share – basic	$1.28	$0.53	$0.79	$0.31
Net income per share – diluted	$1.27	$0.52	$0.78	$0.31
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.28	$0.52	$0.79	$0.31
Discontinued operations, net of Noncontrolling Interests	—	0.01	—	—
Net income per share – basic	$1.28	$0.53	$0.79	$0.31
Net income per share – diluted:
Income from continuing operations available to Common Shares	$1.27	$0.52	$0.78	$0.31
Discontinued operations, net	—	—	—	—
Net income per share – diluted	$1.27	$0.52	$0.78	$0.31

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$488,573	$198,890	$298,504	$117,210
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Allocation to Preference Units	(1,724)	(2,072)	(833)	(1,036)
Allocation to premium on redemption of Preference Units	(2,789)	—	—	—
Income from continuing operations available to Units	482,573	195,726	296,827	115,586
Discontinued operations, net	269	1,562	114	510
Numerator for net income per Unit – basic and diluted	$482,842	$197,288	$296,941	$116,096
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	376,880	374,377	377,063	374,551
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,466	2,403	3,428	2,567
Denominator for net income per Unit – diluted	380,346	376,780	380,491	377,118
Net income per Unit – basic	$1.28	$0.53	$0.79	$0.31
Net income per Unit – diluted	$1.27	$0.52	$0.78	$0.31
Net income per Unit – basic:
Income from continuing operations available to Units	$1.28	$0.52	$0.79	$0.31
Discontinued operations, net	—	0.01	—	—
Net income per Unit – basic	$1.28	$0.53	$0.79	$0.31
Net income per Unit – diluted:
Income from continuing operations available to Units	$1.27	$0.52	$0.78	$0.31
Discontinued operations, net	—	—	—	—
Net income per Unit – diluted	$1.27	$0.52	$0.78	$0.31

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the six months and quarters ended June 30, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the six months and quarters ended June 30, 2015 and 2014 met the new criteria for reporting discontinued operations. See Note 2 for further discussion.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the six months and quarters ended June 30, 2015 and 2014 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental income	$338	$1,275	$177	$252
Total revenues	338	1,275	177	252

EXPENSES (1)
Property and maintenance	(67)	(41)	—	(89)
Real estate taxes and insurance	53	(6)	1	(19)
General and administrative	71	51	65	46
Total expenses	57	4	66	(62)

Discontinued operating income	281	1,271	111	314

Interest and other income	3	80	3	45
Income and other tax (expense) benefit	(15)	(13)	—	(2)

Discontinued operations	269	1,338	114	357
Net gain on sales of discontinued operations	—	224	—	153

Discontinued operations, net	$269	$1,562	$114	$510

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2015. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the six months ended June 30, 2015, the Company recorded a reduction to the reserve of approximately $1.0 million, resulting in a total reserve of approximately $5.0 million at June 30, 2015. While no assurances can be given, the Company does not believe that the ultimate resolution of these litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2015, the Company has 15 consolidated projects (including Prism at Park Avenue South in New York City, which the Company is jointly developing with Toll Brothers as discussed below) totaling 5,211 apartment units in various stages of development with commitments to fund of approximately $1.1 billion and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of June 30, 2015, the Company has two completed unconsolidated development projects that are stabilized. Both projects were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the master condominium association has been legally established, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2015, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $342.2 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million. See Note 14 for additional discussion.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2015 and 2014, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2015 and 2014, respectively, as well as total assets and capital expenditures at June 30, 2015 (amounts in thousands):

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$124,419	$41,741	$82,678	$120,678	$39,725	$80,953
Denver	58,826	15,627	43,199	54,123	15,097	39,026
New York	234,555	89,855	144,700	225,407	87,045	138,362
San Francisco	182,399	53,957	128,442	165,343	52,964	112,379
Seattle	81,906	25,697	56,209	76,511	25,770	50,741
South Florida	99,828	36,224	63,604	94,755	35,159	59,596
Southern California	212,517	68,164	144,353	201,450	67,298	134,152
Washington D.C.	226,819	75,620	151,199	224,975	73,399	151,576
Non-core	45,829	16,906	28,923	44,092	16,596	27,496
Total same store	1,267,098	423,791	843,307	1,207,334	413,053	794,281

Non-same store/other (2) (3)
Boston	3,336	882	2,454	1,819	412	1,407
New York	115	609	(494)	—	—	—
Seattle	9,396	2,596	6,800	1,240	657	583
South Florida	3,913	1,346	2,567	2,047	1,251	796
Southern California	35,005	12,864	22,141	19,392	8,642	10,750
Washington D.C.	10,877	3,024	7,853	7,707	2,989	4,718
Other (3)	11,374	8,966	2,408	40,952	21,766	19,186
Total non-same store/other	74,016	30,287	43,729	73,157	35,717	37,440

Total	$1,341,114	$454,078	$887,036	$1,280,491	$448,770	$831,721

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,761 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 and 2015 that do not meet the new discontinued operations criteria.

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$62,556	$20,061	$42,495	$60,779	$18,442	$42,337
Denver	29,829	8,168	21,661	27,511	7,635	19,876
New York	118,485	44,091	74,394	114,221	41,410	72,811
San Francisco	92,549	26,854	65,695	84,082	26,354	57,728
Seattle	41,515	13,030	28,485	38,890	13,036	25,854
South Florida	50,527	18,256	32,271	47,860	17,634	30,226
Southern California	110,357	34,984	75,373	104,319	34,697	69,622
Washington D.C.	116,168	37,585	78,583	115,081	36,372	78,709
Non-core	23,212	8,097	15,115	22,190	7,935	14,255
Total same store	645,198	211,126	434,072	614,933	203,515	411,418

Non-same store/other (2) (3)
Boston	2,411	652	1,759	791	202	589
New York	112	613	(501)	—	—	—
Seattle	4,816	1,297	3,519	1,129	511	618
South Florida	1,981	672	1,309	1,246	797	449
Southern California	14,193	5,375	8,818	7,836	4,019	3,817
Washington D.C.	3,492	910	2,582	2,287	854	1,433
Other (3)	4,305	997	3,308	21,544	9,094	12,450
Total non-same store/other	31,310	10,516	20,794	34,833	15,477	19,356

Total	$676,508	$221,642	$454,866	$649,766	$218,992	$430,774

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2014, less properties subsequently sold, which represented 97,580 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2014, plus any properties in lease-up and not stabilized as of April 1, 2014.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 and 2015 that do not meet the new discontinued operations criteria.

	Six Months Ended June 30, 2015
	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,868,144	$6,525
Denver	510,123	2,958
New York	4,602,213	8,365
San Francisco	2,683,829	12,676
Seattle	1,080,755	6,505
South Florida	1,118,604	7,453
Southern California	2,768,169	14,390
Washington D.C.	4,222,865	17,340
Non-core	338,125	3,101
Total same store	19,192,827	79,313

Non-same store/other (2) (3)
Boston	176,247	83
New York	118,166	—
Seattle	227,930	21
South Florida	66,082	22
Southern California	842,096	1,691
Washington D.C.	239,843	509
Other (3)	2,218,639	323
Total non-same store/other	3,889,003	2,649
Total	$23,081,830	$81,962

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,761 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

Note: Markets/Metro Areas aggregated in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston) and Phoenix.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2015 and 2014, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
Rental income	$1,341,114	$1,280,491	$676,508	$649,766
Property and maintenance expense	(242,565)	(240,948)	(118,005)	(115,382)
Real estate taxes and insurance expense	(169,551)	(165,149)	(83,119)	(83,055)
Property management expense	(41,962)	(42,673)	(20,518)	(20,555)
Total operating expenses	(454,078)	(448,770)	(221,642)	(218,992)
Net operating income	$887,036	$831,721	$454,866	$430,774

14.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2015, the Company recorded the master condominium declaration for its development project at 400 Park Avenue South in New York City with Toll Brothers. As a result, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet in the third quarter of 2015.

Other

During the six months ended June 30, 2015 and 2014, the Company incurred charges of $0.2 million and $0.1 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $1.6 million and $1.5 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $1.8 million and $1.6 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

Effective January 1, 2015, the Company has revised its executive compensation program. The long-term incentive portion of the revised program will be performance based and determined by the Company’s absolute and relative total shareholder return over a three year performance period.  During the six months ended June 30, 2015, the Company expensed approximately $4.7 million under the long-term incentive portion of the revised program, of which $0.7 million and $4.0 million was recorded to property management expense and general and administrative expense, respectively.

During the six months ended June 30, 2015 and 2014, the Company received $5.8 million and $2.3 million, respectively, for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

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
EQR is the general partner of, and as of June 30, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its core markets. As of June 30, 2015, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 167,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.5 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.6 billion and began approximately $5.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 12.2% of our NOI at June 30, 2015) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and will use sales proceeds from this market to acquire and/or develop new assets and for other corporate purposes. As of June 30, 2015, we have exited Orlando.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of June 30, 2015, no single market/metropolitan area accounted for more than 17.5% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named as the 2014 North American Residential – Large Cap Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of approximately 650 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2014 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

During the six months ended June 30, 2015, the Company acquired one consolidated rental property consisting of 202 apartment units for $130.3 million and one land parcel for $6.0 million. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provides us with a competitive advantage, which was demonstrated in the acquisition and integration of Archstone in 2013. The Company expects to continue to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns (as compared to investments in our core markets) and that we can sell them for prices that we believe are favorable. The Company sold six consolidated rental properties consisting of 1,377 apartment units for $386.7 million (which included the Company's three remaining properties in the Orlando market and a 193,230 square foot medical office building adjacent to our Longfellow Place property in Boston for a sales price of approximately $123.3 million) during the six months ended June 30, 2015.

The Company currently budgets consolidated rental acquisitions of approximately $350.0 million (lowered from the $500.0 million original guidance provided in February 2015) during the year ending December 31, 2015 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $450.0 million (lowered from the $500.0 million original guidance provided in February 2015) during the year ending December 31, 2015. Given the current very strong bid for multifamily assets from many different segments of the investment community, the Company has found it extremely difficult to find what it deems to be appropriately priced acquisition opportunities. This challenging environment led us to lower both our acquisition and disposition guidance for 2015, as noted above, and that guidance will likely only change further if we can find more opportunities to reinvest disposition proceeds.

During the six months ended June 30, 2015, the Company started construction on two projects representing 623 apartment units totaling approximately $377.2 million of development costs. The Company significantly increased its development starts in 2014 as compared to preceding years, and while construction activity remains elevated in 2015, starts should return to more historical levels (approximately $500.0 million on average annually). The Company has budgeted approximately $1.0 billion of combined new apartment construction starts on land currently owned during the years ending December 31, 2015 and 2016, with approximately $460.0 million occurring in 2015 and the balance occurring in 2016. We currently budget spending approximately $650.0 million on development costs during the year ending December 31, 2015. We expect that this capital will be primarily sourced with excess operating cash flow, excess disposition proceeds, debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program allows the Company to continue to reduce its already low cost of capital and we will use the program to replace a portion of the amount that we would otherwise have outstanding under our revolving line of credit. In May 2015, the Company completed a $450.0 million unsecured ten year note offering with a coupon of 3.375% and an all-in effective interest rate of approximately 3.81% as well as a $300.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.55%. The Company used the proceeds from these offerings to repay the outstanding balance on its revolving credit facility and commercial paper program.

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

There is uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The Company has access to multiple other forms of public and private capital and over time, we would expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market, particularly as it relates to the Company's high quality apartment properties.
We expect continued growth in revenue (anticipated 2015 same store increase ranging from 4.75% to 5.0%, which is an increase over the original guidance range of 3.75% to 4.50% that we provided in February 2015) and NOI (anticipated 2015 same store NOI increase ranging from 5.5% to 6.0%, which is an increase over the original guidance range of 4.0% to 5.0% that we provided in February 2015) and are optimistic that the strong demand and continued strength in occupancy levels experienced in the first half of 2015 will continue for the rest of the year. In addition, improving labor markets, robust household formation and declining single family home ownership levels should keep demand for rental housing high and produce above trend growth for 2015.

All of our markets are generally performing well, except for Washington D.C. As noted above, demand for our apartments has been strong, with high occupancy and low turnover due in part to declines in move outs to buy new homes. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected and only minimal impact on rents at nearby stabilized assets. During 2015, we currently anticipate three groupings of same store revenue growth, with San Francisco, Seattle, Denver, Los Angeles, South Florida and Orange County producing 5% or higher, New York, San Diego and Boston producing 3% to 5% (although Boston might be in the high 2% range) and Washington D.C. producing flat to slightly positive growth. Washington D.C., which is our largest market, has seen record absorption despite anemic job growth in 2014 and the first half of 2015. We expect slow improvement in the Washington D.C. market over the course of 2015 as compared to the negative same store revenue performance in 2014, but growth will still lag the remainder of the Company's portfolio due to continuing substantial deliveries of new supply in the market combined with modest but recently improving job growth due to weakness in government hiring and spending. Despite the issues noted in Washington D.C., our business in general continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2015 same store expenses will increase 3.0% to 3.25% (as compared to the original guidance range of 2.5% to 3.5% that we provided in February 2015), with increases in real estate taxes expected to approximate 5.1% for the full year 2015. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the contractual annual reduction in the benefits of 421a tax abatements in New York City. We expect full year utility costs to be flat or slightly negative due to significant declines in natural gas, electricity and heating oil, partially offset by moderately higher costs for water, sewer and trash. With an improving labor market and the staffing of Archstone properties fully optimized, we anticipate same store payroll costs to grow 2.0% to 3.0% in 2015 over 2014.

We believe that the Company is well-positioned as of June 30, 2015 because our properties are geographically diverse, are approximately 94.8% occupied (96.2% on a same store basis) and the long-term demographic picture is positive. We believe certain of our core markets/metro areas, especially Washington D.C., Boston and Seattle, will see substantial near term multifamily supply and there will likely be periods of disruption as new development projects lease up. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the strong demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry/core markets and sell apartment properties located in our low barrier to entry/non-core markets during the six months ended June 30, 2015 as follows:

▪	Acquired one consolidated apartment property consisting of 202 apartment units for $130.3 million at a cap rate (see definition below) of 4.2% and

▪
Sold six consolidated apartment properties consisting of 1,377 apartments units as well as a 193,230 square foot medical office building for $386.7 million at a weighted average cap rate of 5.2% generating an unlevered internal rate of return ("IRR"), inclusive of indirect management costs, of 12.8%.

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2015 and 2014 (the “Six-Month 2015 Same Store Properties”), which represented 96,761 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2015 and 2014 (the "Second Quarter 2015 Same Store Properties"), which represented 97,580 apartment units, impacted the Company's results of operations. Both the Six-Month 2015 Same Store Properties and the Second Quarter 2015 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2015:

	Six Months Ended		Quarter Ended
	June 30, 2015		June 30, 2015
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	365	97,911	363	97,586
2013 acquisitions, excluding Archstone	1	322	—	—
2014 acquisitions	—	—	1	430
2015 dispositions	(6)	(1,377)	(3)	(827)
Lease-up properties stabilized	1	188	1	389
Properties removed from same store (1)	(1)	(285)	—	—
Other	—	2	—	2
Same Store Properties at June 30, 2015	360	96,761	362	97,580

	Six Months Ended		Quarter Ended
	June 30, 2015		June 30, 2015
	Properties	Apartment Units	Properties	Apartment Units
Same Store	360	96,761	362	97,580

Non-Same Store:
2015 acquisitions	1	202	1	202
2014 acquisitions	4	1,011	3	581
2014 acquisitions not yet stabilized (2)	2	342	2	342
2013 acquisitions not yet stabilized (2)	2	613	1	224
2013 acquisitions not managed by the Company (3)	3	853	3	853
2013 acquisitions not consolidated	1	336	1	336
Lease-up properties not yet stabilized (2)	11	2,939	11	2,939
Properties removed from same store (1)	1	285	1	285
Other	1	1	1	1
Total Non-Same Store	26	6,582	24	5,763
Military Housing (not consolidated)	2	5,087	2	5,087
Total Properties and Apartment Units	388	108,430	388	108,430

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Represents one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, CA) which was removed from the same store portfolio due to a major renovation in which significant portions of the property are being taken offline for extended time periods. As of June 30, 2015, the property had 166 apartment units removed from service and an occupancy of only 40.0%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.

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

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2015 and 2014. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

For the six months ended June 30, 2015, the Company reported diluted earnings per share/unit of $1.27 compared to $0.52 per share/unit in the same period of 2014. The difference is primarily due to approximately $213.6 million in higher gains on property sales as well as improved operations in 2015 vs. 2014.

For the six months ended June 30, 2015, income from continuing operations increased approximately $289.7 million when compared to the six months ended June 30, 2014. The increase in continuing operations is discussed below.

Revenues from the Six-Month 2015 Same Store Properties increased $59.8 million primarily as a result of an increase in average rental rates charged to residents and higher occupancy, partially offset by an increase in turnover. Expenses from the Six-Month 2015 Same Store Properties increased $10.7 million primarily due to increases in real estate taxes, repairs and maintenance expenses, property management costs and on-site payroll costs, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the Six-Month 2015 Same Store Properties:

June YTD 2015 vs. June YTD 2014
Same Store Results/Statistics for 96,761 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2015	$1,267,098	$423,791	$843,307	$2,274	96.0%	25.6%
YTD 2014	$1,207,334	$413,053	$794,281	$2,180	95.5%	25.4%
Change	$59,764	$10,738	$49,026	$94	0.5%	0.2%
Change	5.0%	2.6%	6.2%	4.3%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Six-Month 2015 Same Store Properties:

June YTD 2015 vs. June YTD 2014
Same Store Operating Expenses for 96,761 Same Store Apartment Units
$ in thousands

	Actual YTD 2015	Actual YTD 2014	$ Change	% Change	% of Actual YTD 2015 Operating Expenses
Real estate taxes	$148,756	$141,578	$7,178	5.1%	35.1%
On-site payroll (1)	88,832	87,046	1,786	2.1%	21.0%
Utilities (2)	61,438	64,965	(3,527)	(5.4%)	14.5%
Repairs and maintenance (3)	52,730	48,878	3,852	7.9%	12.4%
Property management costs (4)	38,013	36,220	1,793	5.0%	9.0%
Insurance	10,738	12,021	(1,283)	(10.7%)	2.5%
Leasing and advertising	5,137	4,876	261	5.4%	1.2%
Other on-site operating expenses (5)	18,147	17,469	678	3.9%	4.3%

Same store operating expenses	$423,791	$413,053	$10,738	2.6%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Six-Month 2015 Same Store Properties:

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Operating income	$464,355	$427,569
Adjustments:
Non-same store operating results	(43,729)	(37,440)
Fee and asset management revenue	(4,369)	(5,519)
Fee and asset management expense	2,595	3,040
Depreciation	388,803	375,303
General and administrative	35,652	31,328
Same store NOI	$843,307	$794,281

For properties that the Company acquired prior to January 1, 2014 and expects to continue to own through December 31, 2015, the Company anticipates the following same store results for the full year ending December 31, 2015:

2015 Same Store Assumptions
Physical occupancy	96.0%
Revenue change	4.75% to 5.0%
Expense change	3.0% to 3.25%
NOI change	5.5% to 6.0%
The Company anticipates consolidated rental acquisitions of $350.0 million and consolidated rental dispositions of $450.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2015.

These 2015 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $6.3 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s development properties. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $14.4 million;

▪	Operating properties acquired in 2014 and 2015 of $9.9 million; and

▪
Was partially offset by a decrease in other miscellaneous properties (including three master-leased properties from the acquisition of Archstone) of $0.1 million, the lost NOI from 2014 and 2015 dispositions and a decrease in operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.7 million or 28.4% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower fees earned on management of the Company's unconsolidated development joint ventures, partially offset by lower expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.7 million or 1.7%. This decrease is primarily attributable to a decrease in payroll-related costs and education/conferences fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $13.5 million or 3.6% primarily as a result of additional depreciation expense on properties acquired in 2014 and 2015, development properties placed in service and capital expenditures for all properties owned, partially offset by no depreciation or a partial period of depreciation expense during the six months ended June 30, 2015 for properties sold in 2015 and 2014.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $4.3 million or 13.8% primarily due to an increase in payroll-related costs, including an additional $4.0 million related to the Company's revised executive compensation program. The Company anticipates that general and administrative expenses will approximate $51.0 million to $53.0 million for the year ending December 31, 2015, excluding approximately $8.0 million in additional costs related to the Company's revised executive compensation program. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $4.0 million primarily due to proceeds received from the sale of certain investment securities and the settlement of various litigation/insurance claims during the six months ended June 30, 2015.

Other expenses from continuing operations decreased approximately $0.5 million or 22.8% primarily due to a reduction in the reserve for a litigation matter, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities and an increase in property acquisition costs incurred in conjunction with the Company's 2014 and 2015 acquisitions.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $10.4 million or 4.4% primarily as a result of the repayment of $300.0 million of 6.584% unsecured notes in April 2015, the repayment of $500.0 million of 5.25% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $750.0 million of unsecured notes that closed in May 2015 and $1.2 billion of unsecured notes that closed in June 2014. During the six months ended June 30, 2015, the Company capitalized interest costs of approximately $30.4 million as compared to $25.0 million for the six months ended June 30, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2015 was 4.67% as compared to 4.72% for the six months ended June 30, 2014. The Company anticipates that interest expense from continuing operations will approximate $440.6 million to $448.8 million and capitalized interest will approximate $58.0 million to $62.0 million for the year ending December 31, 2015. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.5 million or 58.4% primarily due to decreases in estimated taxes related to properties sold by the Company's TRS in 2015 vs. 2014 and the timing of all other taxes. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities increased by $24.5 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB and due to $18.6 million in favorable litigation settlements, neither of which occurred during the six months ended June 30, 2014.

Net gain on sales of real estate properties increased approximately $213.9 million as a result of the sale of six consolidated apartment properties during the six months ended June 30, 2015 as compared to only one consolidated property sale during the six months ended June 30, 2014, all of which did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased approximately $0.8 million due to the gain on sale of one land parcel during the six months ended June 30, 2014 as compared to no land sales during the six months ended June 30, 2015.

Discontinued operations, net decreased approximately $1.3 million or 82.8% between the periods under comparison. This decrease is primarily due to the Company's adoption of the new discontinued operations standard effective January 1, 2014. None of the properties sold during the six months ended June 30, 2015 and 2014 met the new criteria for reporting discontinued operations and as a result, the amounts included in discontinued operations for the six months ended June 30, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2015 to the quarter ended June 30, 2014

For the quarter ended June 30, 2015, the Company reported diluted earnings per share/unit of $0.78 compared to $0.31 per share/unit in the same period of 2014. The difference is primarily due to approximately $133.7 million in higher gains on property sales as well as improved operations in 2015 vs. 2014.

For the quarter ended June 30, 2015, income from continuing operations increased approximately $181.3 million when compared to the quarter ended June 30, 2014. The increase in continuing operations is discussed below.

Revenues from the Second Quarter 2015 Same Store Properties increased $30.3 million primarily as a result of an increase in average rental rates charged to residents and higher occupancy, partially offset by an increase in turnover. Expenses from the Second Quarter 2015 Same Store Properties increased $7.6 million primarily due to increases in real estate taxes, repairs and maintenance expenses and utility costs. The following tables provide comparative same store results and statistics for the Second Quarter 2015 Same Store Properties:

Second Quarter 2015 vs. Second Quarter 2014
Same Store Results/Statistics for 97,580 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2015	$645,198	$211,126	$434,072	$2,294	96.1%	14.5%
Q2 2014	$614,933	$203,515	$411,418	$2,194	95.8%	14.1%
Change	$30,265	$7,611	$22,654	$100	0.3%	0.4%
Change	4.9%	3.7%	5.5%	4.6%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Second Quarter 2015 Same Store Properties:

Second Quarter 2015 vs. Second Quarter 2014
Same Store Operating Expenses for 97,580 Same Store Apartment Units
$ in thousands

	Actual Q2 2015	Actual Q2 2014	$ Change	% Change	% of Actual Q2 2015 Operating Expenses
Real estate taxes	$75,171	$71,511	$3,660	5.1%	35.6%
On-site payroll (1)	44,021	43,990	31	1.0%	20.8%
Utilities (2)	29,085	27,870	1,215	4.4%	13.8%
Repairs and maintenance (3)	27,000	25,253	1,747	6.9%	12.8%
Property management costs (4)	19,356	18,448	908	4.9%	9.2%
Insurance	5,415	6,063	(648)	(10.7%)	2.6%
Leasing and advertising	2,615	2,441	174	7.1%	1.2%
Other on-site operating expenses (5)	8,463	7,939	524	6.6%	4.0%

Same store operating expenses	$211,126	$203,515	$7,611	3.7%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Second Quarter 2015 Same Store Properties:

	Quarter Ended June 30,
	2015	2014
	(Amounts in thousands)
Operating income	$246,184	$228,310
Adjustments:
Non-same store operating results	(20,794)	(19,356)
Fee and asset management revenue	(2,604)	(2,802)
Fee and asset management expense	1,274	1,378
Depreciation	194,282	190,136
General and administrative	15,730	13,752
Same store NOI	$434,072	$411,418

Non-same store operating results increased approximately $1.4 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s development properties. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $6.7 million;

▪	Operating properties acquired in 2014 and 2015 of $5.1 million; and

▪
Was partially offset by a decrease in other miscellaneous properties (including three master-leased properties from the acquisition of Archstone) of $0.4 million, the lost NOI from 2014 and 2015 dispositions and a decrease in operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.1 million or 6.6% primarily as a result of lower fees earned on management of the Company's unconsolidated development joint ventures, partially offset by higher revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses were consistent between the periods under comparison.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $4.1 million or 2.2% primarily as a result of additional depreciation expense on properties acquired in 2014 and 2015, development properties placed in service and capital expenditures for all properties owned, partially offset by no depreciation or a partial period of depreciation expense during the quarter ended June 30, 2015 for properties sold in 2015 and 2014.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.0 million or 14.4% primarily due to an increase in payroll-related costs, including an additional $2.0 million related to the Company's revised executive compensation program.

Interest and other income from continuing operations increased approximately $4.4 million primarily due to proceeds received from the sale of certain investment securities and the settlement of various litigation/insurance claims during the quarter ended June 30, 2015.

Other expenses from continuing operations increased approximately $0.2 million or 15.0% primarily due to an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $5.7 million or 4.8% primarily as a result of the repayment of $300.0 million of 6.584% unsecured notes in April 2015, the repayment of $500.0 million of 5.25% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $750.0 million of unsecured notes that closed in May 2015 and $1.2 billion of unsecured notes that closed in June 2014. During the quarter ended June 30, 2015, the Company capitalized interest costs of approximately $15.1 million as compared to $12.2 million for the quarter ended June 30, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2015 was 4.70% as compared to 4.75% for the quarter ended June 30, 2014.

Income and other tax expense from continuing operations decreased approximately $0.3 million or 49.5% primarily due to decreases in estimated taxes related to properties sold by the Company's TRS in 2015 vs. 2014.

Income from investments in unconsolidated entities increased by $20.1 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB and due to $11.7 million in favorable litigation settlements, neither of which occurred during the quarter ended June 30, 2014.

Net gain on sales of real estate properties increased approximately $133.9 million as a result of the sale of three consolidated apartment properties during the quarter ended June 30, 2015 as compared to only one consolidated property sale during the quarter ended June 30, 2014, all of which did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased $0.8 million due to the gain on sale of one land parcel during the quarter ended June 30, 2014 as compared to no land sales during the quarter ended June 30, 2015

Discontinued operations, net decreased approximately $0.4 million or 77.6% between the periods under comparison. This decrease is primarily due to the Company's adoption of the new discontinued operations standard effective January 1, 2014. None of the properties sold during the quarters ended June 30, 2015 and 2014 met the new criteria for reporting discontinued operations and as a result, the amounts included in discontinued operations for the quarters ended June 30, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2015, the Company had approximately $40.1 million of cash and cash equivalents and it had $2.12 billion available under its revolving credit facility (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2015 was approximately $92.1 million and the amount available on its revolving credit facility was $2.46 billion (net of $41.7 million which was restricted/dedicated to support letters of credit).
During the six months ended June 30, 2015, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of six consolidated properties and a 193,230 square foot medical office building, receiving net proceeds of approximately $379.9 million;

▪
Issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81%;

▪	Issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%;

▪
Received approximately $26.1 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and a partial litigation settlement received by the Residual JV; and

▪
Issued approximately 0.9 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $36.6 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2015, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

▪	Acquire one consolidated property and one land parcel for approximately $137.0 million;

▪	Invest $324.3 million primarily in development projects;

▪	Repay $126.5 million of mortgage loans;

▪	Repay $300.0 million of 6.584% unsecured notes at maturity; and

▪	Repurchase and retire 196,400 Series K Preferred Shares for total cash consideration of approximately $12.7 million, inclusive of $0.1 million of prorated dividends (See Note 3).

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through July 31, 2015, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. As of July 31, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of June 30, 2015 are as follows:

Debt Summary as of June 30, 2015
(Amounts in thousands)
	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,952,579	45.7%	4.20%	7.2
Unsecured	5,875,328	54.3%	4.68%	9.2
Total	$10,827,907	100.0%	4.46%	8.3

Fixed Rate Debt:
Secured – Conventional	$4,215,662	38.9%	4.82%	5.6
Unsecured – Public	5,421,733	50.1%	5.35%	9.7
Fixed Rate Debt	9,637,395	89.0%	5.11%	7.9

Floating Rate Debt:
Secured – Conventional	7,985	0.1%	0.12%	18.6
Secured – Tax Exempt	728,932	6.7%	0.65%	15.7
Unsecured – Public (2)	453,595	4.2%	0.90%	4.0
Unsecured – Revolving Credit Facility	—	—	1.06%	2.8
Unsecured – Commercial Paper Program (3)	—	—	0.57%	—

Floating Rate Debt	1,190,512	11.0%	0.77%	11.3
Total	$10,827,907	100.0%	4.46%	8.3

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2015.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of June 30, 2015, there was no commercial paper outstanding.
Note: The Company capitalized interest of approximately $30.4 million and $25.0 million during the six months ended June 30, 2015 and 2014, respectively. The Company capitalized interest of approximately $15.1 million and $12.2 million during the quarters ended June 30, 2015 and 2014, respectively.
Note: The Company recorded approximately $3.1 million and $2.2 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the six months ended June 30, 2015 and 2014, respectively. The Company recorded approximately $2.6 million and $1.1 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the quarters ended June 30, 2015 and 2014, respectively.

Debt Maturity Schedule as of June 30, 2015
(Amounts in thousands)
Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2015	$42,932	$—	$42,932	0.4%	5.40%	5.40%
2016	1,132,742	—	1,132,742	10.5%	5.31%	5.31%
2017	1,347,390	456	1,347,846	12.5%	6.16%	6.16%
2018	82,799	97,659	180,458	1.7%	5.59%	3.07%
2019	806,698	474,721	1,281,419	11.8%	5.48%	3.75%
2020	1,678,623	809	1,679,432	15.5%	5.49%	5.49%
2021	1,195,251	856	1,196,107	11.0%	4.63%	4.63%
2022	228,924	905	229,829	2.1%	3.16%	3.17%
2023	1,327,965	956	1,328,921	12.3%	3.74%	3.74%
2024	2,497	1,011	3,508	0.0%	4.97%	5.14%
2025+	1,772,417	673,977	2,446,394	22.6%	4.49%	3.37%
Premium/(Discount)	19,157	(60,838)	(41,681)	(0.4%)	N/A	N/A
Total	$9,637,395	$1,190,512	$10,827,907	100.0%	4.97%	4.48%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2015.

The following table provides a summary of the Company’s unsecured debt as of June 30, 2015:

Unsecured Debt Summary as of June 30, 2015
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.125%	03/15/16		$500,000	$(36)	$499,964
	5.375%	08/01/16		400,000	(201)	399,799
	5.750%	06/15/17		650,000	(1,017)	648,983
	7.125%	10/15/17		150,000	(148)	149,852
	2.375%	07/01/19	(1)	450,000	(360)	449,640
Fair Value Derivative Adjustments			(1)	(450,000)	360	(449,640)
	4.750%	07/15/20		600,000	(2,289)	597,711
	4.625%	12/15/21		1,000,000	(2,445)	997,555
	3.000%	04/15/23		500,000	(3,449)	496,551
	3.375%	06/01/25		450,000	(2,454)	447,546
	7.570%	08/15/26		140,000	—	140,000
	4.500%	07/01/44		750,000	(5,097)	744,903
	4.500%	06/01/45		300,000	(1,131)	298,869
				5,440,000	(18,267)	5,421,733
Floating Rate Notes:
		07/01/19	(1)	450,000	(360)	449,640
Fair Value Derivative Adjustments		07/01/19	(1)	3,955	—	3,955
				453,955	(360)	453,595

Line of Credit and Commercial Paper:
Revolving Credit Facility	LIBOR+0.95%	04/01/18	(2)(3)	—	—	—
Commercial Paper Program	(4)	(4)	(2)	—	—	—
				—	—	—

Total Unsecured Debt				$5,893,955	$(18,627)	$5,875,328

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 0.95%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of June 30, 2015, there was approximately $2.46 billion available on this facility (net of $41.7 million which was restricted/dedicated to support letters of credit).

(4)
Represents the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.57% for the six months ended June 30, 2015. No amounts were outstanding at June 30, 2015.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2015 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of June 30, 2015
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,952,579	45.7%
Unsecured Debt			5,875,328	54.3%
Total Debt			10,827,907	100.0%	28.9%
Common Shares (includes Restricted Shares)	364,050,890	96.2%
Units (includes OP Units and Restricted Units)	14,466,127	3.8%
Total Shares and Units	378,517,017	100.0%
Common Share Price at June 30, 2015	$70.17
			26,560,539	99.8%
Perpetual Preferred Equity (see below)			40,180	0.2%
Total Equity			26,600,719	100.0%	71.1%
Total Market Capitalization			$37,428,626		100.0%

Equity Residential
Perpetual Preferred Equity as of June 30, 2015
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K (1)	12/10/26	803,600	$40,180	$4.145	$3,331
Total Perpetual Preferred Equity		803,600	$40,180		$3,331

(1)
Effective January 26, 2015, the Company repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preferred Shares.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2015 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of June 30, 2015
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,952,579	45.7%
Unsecured Debt		5,875,328	54.3%
Total Debt		10,827,907	100.0%	28.9%
Total outstanding Units	378,517,017
Common Share Price at June 30, 2015	$70.17
		26,560,539	99.8%
Perpetual Preference Units (see below)		40,180	0.2%
Total Equity		26,600,719	100.0%	71.1%
Total Market Capitalization		$37,428,626		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of June 30, 2015
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K (1)	12/10/26	803,600	$40,180	$4.145	$3,331
Total Perpetual Preference Units		803,600	$40,180		$3,331

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

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $28.0 billion in investment in real estate on the Company’s balance sheet at June 30, 2015, $19.7 billion or 70.4% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of July 31, 2015 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	Baa1 (1)	A-

ERPOP's short-term commercial paper rating	A-2	P-2	F-2

EQR's long-term preferred equity rating	BBB	Baa2 (2)	BBB

(1)	Moody's rated ERPOP's long-term senior debt with a positive outlook.

(2)	Moody's rated EQR's long-term preferred equity with a positive outlook.

The long-term credit ratings listed above reflect the one-level upgrades by Standard & Poor's ("S&P") and Fitch effective April 30, 2015 and April 28, 2015, respectively. As a result of the S&P upgrade, the interest rate spread on advances under the Company's revolving credit facility was lowered from 1.05% down to 0.95% effective April 30, 2015. EQR does not have short-term credit ratings.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.95%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.

As of July 31, 2015, there was no amount outstanding on the revolving credit facility and the amount available was $2.36 billion (net of $41.7 million which was restricted/dedicated to support letters of credit and net of $95.0 million outstanding on the commercial paper program). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of July 31, 2015, the amount outstanding on the commercial paper program was $95.0 million. The notes bear interest at various floating rates with a weighted average of 0.55% and a weighted average maturity of 11 days, both as of July 31, 2015.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2015.

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
For the six months ended June 30, 2015, our actual improvements to real estate totaled approximately $82.0 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Six Months Ended June 30, 2015

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	96,761	$47,485	$491	$31,828	$329	$79,313	$820
Non-Same Store Properties (5)	5,301	223	45	2,103	426	2,326	471
Other (6)	—	138		185		323
Total	102,062	$47,846		$34,116		$81,962

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,087 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $28.8 million spent during the six months ended June 30, 2015 on apartment unit renovations/rehabs (primarily kitchens and baths) on 3,126 same store apartment units (equating to approximately $9,200 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2014 and 2015, plus any properties in lease-up and not stabilized as of January 1, 2014. Per apartment unit amounts are based on a weighted average of 4,943 apartment units.

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

During the six months ended June 30, 2015, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.0 million. The Company expects to fund approximately $2.5 million in total non-real estate capital additions for the remainder of 2015. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2015.

Other

Total distributions paid in July 2015 amounted to $209.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2015.

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

Operating Properties

On February 27, 2013, in conjunction with the acquisition of Archstone, the Company acquired an interest in the Waterton Tenside joint venture. This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.7 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in each of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project was completed and stabilized during the quarter ended March 31, 2015. Total project costs were approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.

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

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a two property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the six months ended June 30, 2015, the Company received approximately $26.1 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and a partial litigation settlement received by the Residual JV. The Company's pro rata share of the distributions related to the winddown of the German dispositions that occurred in 2014 was approximately $2.3 million during the six months ended June 30, 2015 and $100.8 million cumulatively since the acquisition of Archstone. The Company's pro rata share of the proceeds related to the sale of certain remaining assets owned by the Residual JV and the partial litigation settlement received by the Residual JV were approximately $17.2 million and $6.6 million, respectively.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At June 30, 2015, the remaining preferred interests had an aggregate liquidation value of $71.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of June 30, 2015, the Company has 15 consolidated projects (including Prism at Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 5,211 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed consolidated and unconsolidated development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

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

During the six months ended June 30, 2015 and 2014, the Company capitalized $11.7 million and $10.3 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the six months ended June 30, 2015, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $84.3 million, or 15.1%, and $62.7 million, or 11.2%, respectively, as compared to the six months ended June 30, 2014.

For the quarter ended June 30, 2015, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $50.5 million, or 17.4%, and $29.4 million, or 9.9%, respectively, as compared to the quarter ended June 30, 2014.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2015 and 2014:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2015	2014	2015	2014
Net income	$488,842	$200,452	$298,618	$117,720
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,487)	(1,092)	(844)	(588)
Preferred/preference distributions	(1,724)	(2,072)	(833)	(1,036)
Premium on redemption of Preferred Shares/Preference Units	(2,789)	—	—	—
Net income available to Common Shares and Units / Units	482,842	197,288	296,941	116,096

Adjustments:
Depreciation	388,803	375,303	194,282	190,136
Depreciation – Non-real estate additions	(2,524)	(2,348)	(1,263)	(1,160)
Depreciation – Partially Owned Properties	(2,162)	(2,140)	(1,083)	(1,072)
Depreciation – Unconsolidated Properties	2,457	3,436	1,229	1,833
Net (gain) on sales of real estate properties	(228,753)	(14,903)	(148,802)	(14,903)
Discontinued operations:
Net (gain) on sales of discontinued operations	—	(224)	—	(153)
FFO available to Common Shares and Units / Units (1) (3) (4)	640,663	556,412	341,304	290,777
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	(14,890)	7,877	(10,065)	7,403
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	1,469	491	(4)	491
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(800)	(851)	(2,458)	(860)
Other miscellaneous non-comparable items	(2,179)	(2,390)	(3,516)	(1,927)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$624,263	$561,539	$325,261	$295,884

FFO (1) (3)	$645,176	$558,484	$342,137	$291,813
Preferred/preference distributions	(1,724)	(2,072)	(833)	(1,036)
Premium on redemption of Preferred Shares/Preference Units	(2,789)	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$640,663	$556,412	$341,304	$290,777

Normalized FFO (2) (3)	$625,987	$563,611	$326,094	$296,920
Preferred/preference distributions	(1,724)	(2,072)	(833)	(1,036)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$624,263	$561,539	$325,261	$295,884

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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2015 - Equity Residential

During the quarter ended June 30, 2015, EQR issued 17,303 Common Shares in exchange for 17,303 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 6, 2015	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2015	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 6, 2015	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2015	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

4.1	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.2	Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.